Form 10-Q
period 1996-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 1996-08-08
CIK 949589

- --------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the Quarterly period ended June 30, 1996

                                      or

     [_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Transition period from       to
                                                    -----    -----

                         Commission File Number 0-26996

                       INVESTORS FINANCIAL SERVICES CORP.
             (Exact name of registrant as specified in its charter)


        Delaware                                      04-3279817
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


             89 South Street, P.O. Box 1537, Boston, MA 02205-1537 (Address of principal executive offices, including Zip Code)

                                 (617) 330-6700
              (Registrant's telephone number, including area code)


                          ----------------------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               --    --


          As of July 31, 1996, there were 6,013,736 shares of Common Stock outstanding and 430,576 shares of Class A Common Stock outstanding.


- --------------------------------------------------------------------------------

                       INVESTORS FINANCIAL SERVICES CORP.


                                     INDEX
                                     -----



PART I         FINANCIAL INFORMATION                                        Page
                                                                            ----
      Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets
                 June 30, 1996 and December 31, 1995                           3

               Consolidated Income Statements (unaudited)
                 Six months ended June 30, 1995 and 1996                       4

               Consolidated Income Statements (unaudited)
                 Three months ended June 30, 1995 and 1996                     5

               Statements of Stockholder's Equity (unaudited)
                 Six months ended June 30, 1996                                6

               Consolidated Statements of Cash Flows (unaudited)
                 Six months ended June 30, 1995 and 1996                       7

               Notes to Condensed Consolidated Financial Statements            8


      Item 2.  Management's Discussion and Analysis of Financial Condition    16
               and Results of Operations

PART II        OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders            31

      Item 6.  Exhibits and Reports on Form 8-K                               32

SIGNATURES                                                                    33


INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND JUNE 30, 1996
- --------------------------------------------------------------------------------

ASSETS                                                                    December 31,          June 30,
                                                                              1995                1996
Cash and due from banks                                                   $ 21,898,903        $ 26,629,731
Time deposits due from banks                                                 1,000,000            -
Federal funds sold                                                          15,000,000          75,000,000
Securities held to maturity (approximate market values of
  $155,685,959 and $361,753,769 at December 31, 1995
  and June 30, 1996, respectively)                                         154,123,901         365,511,655
Securities available for sale                                               90,819,293         181,094,653
Loans, less allowance for loan losses of $35,000 and
  $84,114 at December 31, 1995 and June 30, 1996,
  respectively                                                              22,864,216          86,039,636
Accrued interest and fees receivable                                        10,440,758          14,398,558
Equipment and leasehold improvements, net                                    3,525,581           5,409,599
Other assets                                                                 2,763,661           4,648,899
                                                                        --------------      --------------

TOTAL ASSETS                                                              $322,436,313        $758,732,731
                                                                        ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Demand                                                                $122,907,489        $396,864,876
    Savings                                                                 21,085,503          28,603,218
    Time                                                                    45,000,000          48,900,000
                                                                        --------------      --------------

       Total deposits                                                      188,992,992         474,368,094

Securities sold under repurchase agreements                                 74,401,454         217,001,552
Other liabilities                                                            5,620,936          10,489,436
                                                                        --------------      --------------

       Total liabilities                                                   269,015,382         701,859,082
                                                                        --------------      --------------

STOCKHOLDERS' EQUITY:
  Class A common stock                                                           5,935               4,354
  Common stock                                                                  58,505              60,089
  Surplus                                                                   54,312,474          54,352,812
  Deferred compensation                                                     (2,117,787)         (1,907,125)
  Retained earnings                                                            899,794           4,258,908
  Net unrealized gain on securities available for sale                         262,010             104,611
                                                                        --------------      --------------

       Total stockholders' equity                                           53,420,931          56,873,649
                                                                        --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $322,436,313        $758,732,731
                                                                        ==============      ==============

See notes to consolidated financial  statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED INCOME STATEMENTS (unaudited)
SIX MONTHS ENDED JUNE 30, 1995 AND 1996
- -------------------------------------------------------------------------------

                                                                        June 30,          June 30,
                                                                         1995               1996
OPERATING REVENUE:
Interest income:
  Federal funds sold                                               $    129,892         $   664,027
  Other short-term investments                                           28,665               6,448
  Securities held to maturity and available for sale                  2,344,619          12,262,637
  Loans                                                                 613,190             997,928
                                                                 --------------      --------------

    Total interest income                                             3,116,366          13,931,040
                                                                 --------------      --------------

Interest expense:
  Deposits                                                              356,854           3,070,457
  Securities sold under repurchase agreements                            -                2,695,656
  Federal funds purchased                                                55,827             153,601
  Treasury, tax and loan account                                         11,524               7,493
                                                                 --------------      --------------

    Total interest expense                                              424,205           5,927,207
                                                                 --------------      --------------

    Net interest income                                               2,692,161           8,003,833

  Provision for loan losses                                              -                   49,114
                                                                 --------------      --------------

    Net interest income after provision for loan losses               2,692,161           7,954,719

Noninterest income:
  Asset administration fees                                          24,686,122          26,752,370
  Proceeds from assignment of UIT servicing, net                      2,572,298              -
  Computer service fees                                                 250,018             246,610
  Other operating income                                                 36,483              36,284
  Gain on sale of investment securities                                  -                    6,273
                                                                 --------------      --------------
    Net operating revenue                                            30,237,082          34,996,256

OPERATING EXPENSES
  Compensation of officers and employees                             13,872,605          15,289,645
  Pension and other employee benefits                                 2,447,911           2,577,870
  Occupancy                                                           2,231,236           2,213,942
  Equipment                                                           2,443,272           2,635,769
  Insurance                                                             535,820             588,022
  Subcustodian fees                                                   1,000,938           1,809,899
  Depreciation and amortization                                         755,535             692,521
  Professional fees                                                     837,653           1,029,417
  Travel and sales promotion                                            408,072             493,187
  Other operating expenses                                            1,516,771           2,099,339
                                                                 --------------      --------------

    Total operating expenses                                         26,049,813          29,429,611
                                                                 --------------      --------------

INCOME BEFORE INCOME TAXES                                            4,187,269           5,566,645

INCOME TAXES                                                          1,675,192           2,143,091
                                                                 --------------      --------------

NET INCOME                                                         $  2,512,077         $ 3,423,554
                                                                 ==============      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                       6,466,098
                                                                                     ==============

EARNINGS PER SHARE                                                                            $0.53
                                                                                     ==============

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED INCOME STATEMENTS (unaudited)
THREE MONTHS ENDED JUNE 30, 1995 AND 1996
- --------------------------------------------------------------------------------

                                                                    June 30,            June 30,
                                                                      1995                1996
OPERATING REVENUE:
Interest income:
  Federal funds sold                                               $    128,975         $   219,483
  Other short-term investments                                           14,851              -
  Securities held to maturity and available for sale                  1,135,990           7,166,947
  Loans                                                                 316,309             579,897
                                                                 --------------      --------------

    Total interest income                                             1,596,125           7,966,327
                                                                 --------------      --------------

Interest expense:
  Deposits                                                              150,001           2,092,538
  Securities sold under repurchase agreements                            -                1,691,153
  Federal funds purchased                                                55,827             116,002
  Treasury, tax and loan account                                          6,841               4,637
                                                                 --------------      --------------

    Total interest expense                                              212,669           3,904,330
                                                                 --------------      --------------

    Net interest income                                               1,383,456           4,061,997

Provision for loan losses                                                -                   28,067
                                                                 --------------      --------------

    Net interest income after provision for loan losses               1,383,456           4,033,930

Noninterest income:
  Asset administration fees                                          12,209,410          13,955,006
  Proceeds from assignment of UIT servicing, net                        (10,000)             -
  Computer service fees                                                 119,738             122,567
  Other operating income                                                 14,098              15,941
  Gain on securities available for sale                                  -                    3,825
                                                                 --------------      --------------

    Net operating revenue                                            13,716,702          18,131,269

OPERATING EXPENSES:
  Compensation of officers and employees                              6,955,782           7,852,732
  Pension and other employee benefits                                 1,169,162           1,227,109
  Occupancy                                                           1,136,544           1,052,711
  Equipment                                                           1,166,141           1,329,389
  Insurance                                                             267,711             282,939
  Subcustodian fees                                                     497,554             988,084
  Depreciation and amortization                                         346,406             381,651
  Professional fees                                                     457,804             475,271
  Travel and sales promotion                                            193,636             293,738
  Other operating expenses                                              671,894           1,028,539
                                                                 --------------      --------------

    Total operating expenses                                         12,862,634          14,912,163
                                                                 --------------      --------------

INCOME BEFORE INCOME TAXES                                              854,068           3,219,106

INCOME TAXES                                                            395,149           1,215,814
                                                                 --------------      --------------

NET INCOME                                                         $    458,919         $ 2,003,292
                                                                 ==============      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                       6,465,369
                                                                                     ==============

EARNINGS PER SHARE                                                                            $0.31
                                                                                     ==============


See notes to consolidated financial statements.

 INVESTORS FINANCIAL SERVICES CORP.

 STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
 SIX MONTHS ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------

                                                        Class A
                                                        Common              Common                              Deferred
                                                        Stock               Stock         Surplus             Compensation
BALANCE, DECEMBER 31, 1995                                5,935              58,505       54,312,474          (2,117,787)

Adjustment to costs of stock issuance                         -                   -           35,193                   -
Conversion of class A to common stock                    (1,581)              1,581                -                   -
Amortization of deferred compensation                         -                   -                -             210,662
Exercise of stock options                                                         3            5,145
Net income                                                    -                   -                -
Payment of dividend
Change in net unrealized gain on
 securities available  for sale                               -                           -
                                                   ------------         ------------     ------------         -----------
BALANCE, JUNE 30, 1996                                  $ 4,354              $60,089     $ 54,352,812         $(1,907,125)
                                                   ============         ============     ============         ============
                                                                            Net
                                                                         Unrealized
                                                                          Gain on
                                                                         Investment
                                                                         Securities
                                                      Retained           Available
                                                      Earnings           For Sale           Total
BALANCE, DECEMBER 31, 1995                              899,794              262,010       53,420,931

Adjustment to costs of stock issuance                         -                    -           35,193
Conversion of class A to common stock                         -                    -                -
Amortization of deferred compensation                                                         210,662
Exercise of stock options                                                                       5,148
Net income                                            3,423,554                             3,423,554
Payment of dividend                                     (64,440)                              (64,440)
Change in net unrealized gain on
 securities available  for sale                                             (157,399)        (157,399)
                                                   ------------         ------------     ------------
BALANCE, JUNE 30, 1996                               $4,258,908             $104,611      $56,873,649
                                                   ============         ============     ============

See notes to consolidated financial statements

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENT OF CASH FLOW (unaudited)
SIX MONTHS ENDED JUNE 30, 1995 AND 1996
- --------------------------------------------------------------------------------

                                                                               June 30,                     June 30,
                                                                                 1995                         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  2,512,077                 $   3,423,553
                                                                           ------------                 -------------
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                               755,535                       692,521
    Amortization of deferred compensation                                             -                       210,662
    Provision for loan losses                                                         -                        49,114
    Amortization of premiums on securities, net of accretion of discounts       366,725                     1,186,515
    Gain on sale of securities available for sale                                     -                        (6,273)
    Loss on disposal of fixed assets                                                  -                        15,211
    Deferred income taxes                                                                                     104,932
    Adjustment to carrying value of interest  rate floor contracts            1,057,700                            -
    Changes in assets and liabilities:
      Accrued interest and fees receivable                                      607,508                    (3,957,800)
      Other assets                                                             (241,344)                   (1,885,238)
      Other liabilities                                                       3,303,569                     4,868,500
                                                                           ------------                 -------------

        Total adjustments                                                     5,849,693                     1,278,144
                                                                           ------------                 -------------

        Net cash provided by operating activities                             8,361,770                     4,701,697

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available for
    sale and securities held to maturity                                     10,747,658                    31,022,217
 Proceeds from sale of securities available for sale                                  -                    15,041,451
 Purchases of securities                                                              -                  (349,169,353)
 Net decrease in time deposits due from banks                                         -                     1,000,000
 Net increase in federal funds sold                                         (45,000,000)                  (60,000,000)
 Net increase in loans                                                         (144,858)                  (63,224,534)
 Purchases of equipment                                                        (886,870)                   (2,591,750)
                                                                           ------------                 -------------

        Net cash used for investing activities                              (35,284,070)                 (427,921,969)
                                                                           ------------                 -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits                                              1,883,829                   273,957,387
 Net increase in time and savings deposits                                   22,532,944                    11,417,715
 Net increase in securities sold under repurchase agreements                          -                   142,600,098
 Adjustment to costs of stock issuance                                                -                        35,192
 Proceeds from exercise of stock options                                              -                         5,148
 Dividends paid                                                                       -                       (64,440)
                                                                           ------------                 -------------

        Net cash provided by financing activities                            24,416,773                   427,951,100
                                                                           ------------                 -------------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                           (2,505,527)                    4,730,828

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                  7,207,657                    21,898,903
                                                                           ------------                 -------------

CASH AND DUE FROM BANKS, END OF PERIOD                                     $  4,702,130                 $  26,629,731
                                                                           ============                 =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                    $    442,000                 $   5,420,000
                                                                           ============                 =============
 Cash paid for income taxes                                                $  1,438,000                 $   2,915,000
                                                                           ============                 =============

See notes to consolidated financial statements.

 INVESTORS FINANCIAL SERVICES CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (INFORMATION PERTAINING TO THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996 IS UNAUDITED)
- --------------------------------------------------------------------------------

 1.    DESCRIPTION OF BUSINESS

       Investors Financial Services Corp. ("IFSC") provides asset administration services for the financial services industry through its wholly owned subsidiary, Investors Bank & Trust Company (the "Bank"). The Bank provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, and mutual fund administration services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

       As used herein, the defined term "the Company" shall mean IFSC together with the Bank from the date of the share exchange discussed below and shall mean the Bank prior to that date.

       On November 8, 1995, the business operations of the Company were separated from its former parent, Eaton Vance Corp. ("EVC"), by means of a tax-free, pro rata distribution of EVC's ownership interest in the Company to the EVC stockholders (the "Spin-off Transaction"). Immediately prior to the Spin-off Transaction, all of the stockholders of the Bank exchanged their 1,000,000 shares of the Bank's common stock for a combination of 3,418,573 shares of Common Stock and 611,427 shares of Class A Common Stock ("Class A Stock") of a newly formed bank holding company formed for the purpose of facilitating the Spin-off Transaction. For financial reporting purposes, the exchange has been accounted for as if it occurred on November 1, 1995. Subsequent to the completion of the Spin-off Transaction, IFSC sold 2,300,000 additional shares of its Common Stock in an initial public offering at an offering price of $16.50 per share. The net effect of this transaction was an increase in the Company's consolidated capital of approximately $34,000,000.

       In December 1995, the Company changed its fiscal year end from October 31 to December 31.

 2.    INTERIM FINANCIAL STATEMENTS

       The consolidated interim financial statements of the Company and consolidated subsidiaries as of June 30, 1996 and for the six-month periods and the three-month periods ended June 30, 1995 and 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

       Certain amounts from the prior year have been reclassified to conform to current year presentation.

 3.    SECURITIES

       Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1995:


                                     Carrying    Unrealized   Unrealized   Approximate
           Held to Maturity           Value        Gains        Losses     Market Value

       Mortgage-backed securities   $144,123,901  $1,562,732   $ 117,924   $145,568,709
       Federal Agency securities      10,000,000     117,250           -     10,117,250
                                    ------------  ----------   ---------   ------------

       Total                        $154,123,901  $1,679,982   $ 117,924   $155,685,959
                                    ============  ==========   =========   ============

                                     Amortized    Unrealized  Unrealized     Carrying
           Available for Sale          Cost        Gains       Losses        Value


       U.S. Treasury securities     $ 50,312,501  $  346,672   $   6,673   $ 50,652,500
       Mortgage-backed securities     40,070,111     117,667      20,985     40,166,793
                                    ------------  ----------   ---------   ------------

       Total                        $ 90,382,612  $  464,339   $  27,658   $ 90,819,293
                                    ============  ==========   =========   ============

       Carrying amounts and approximate market values of securities are summarized as follows as of June 30, 1996:

                                       Carrying    Unrealized   Unrealized   Approximate
           Held to Maturity             Value        Gains        Losses     Market Value


       Mortgage-backed securities    $350,511,655    $580,178   $3,998,964   $347,092,869
       Federal Agency securities       15,000,000           -      339,100     14,660,900
                                     ------------    --------  -----------   ------------

       Total                         $365,511,655    $580,178   $4,338,064   $361,753,769
                                     ============    ========  ===========   ============

                                      Amortized    Unrealized   Unrealized     Carrying
           Available for Sale           Cost          Gains       Losses         Value

      U.S. Treasury securities       $ 55,276,365    $116,524      $64,739   $ 55,328,150
      Mortgage-backed securities      125,643,936     274,180      151,613    125,766,503
                                     ------------    --------  -----------   ------------

      Total                          $180,920,301    $390,704     $216,352   $181,094,653
                                     ============    ========  ===========   ============

       The carrying amounts and approximate market values of securities by effective maturity are as follows:


                                      December 31, 1995              June 30, 1996
                                    Carrying    Approximate     Carrying      Approximate
        Held to Maturity             Value      Market Value      Value      Market Value


Due within one year               $          -  $          -   $ 10,000,000   $  9,749,200
Due from one to five years          79,803,891    80,885,330    102,418,578    101,031,179
Due five years up to ten years      68,228,986    68,639,409    204,007,895    202,059,060
Due after ten years                  6,091,024     6,161,220     49,085,182     48,914,330
                                  ------------  ------------   ------------   ------------

Total                             $154,123,901  $155,685,959   $365,511,655   $361,753,769
                                  ============  ============   ============   ============

                                      December 31, 1995               June 30,1996
                                   Amortized      Carrying      Amortized      Carrying
        Available for Sale            Cost         Value          Cost           Value
Due within one year               $ 25,240,028  $ 25,263,000   $ 25,163,268   $ 25,166,400
Due from one to five years          58,395,211    58,791,503    139,228,936    139,302,575
Due five years up to ten years       6,747,373     6,764,790     16,528,097     16,625,678
                                  ------------  ------------   ------------   ------------

Total                             $ 90,382,612  $ 90,819,293   $180,920,301   $181,094,653
                                  ============  ============   ============   ============

       The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

       Two securities available for sale were sold during the six months ended June 30, 1996 resulting in gains totaling $6,273.

       The carrying value of securities pledged amounted to approximately $206,000,000 and $298,211,000 at December 31, 1995 and June 30, 1996,
       respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

 4.    LOANS

       Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. The loans are generally collateralized with marketable securities. There were no impaired or nonperforming loans at December 31, 1995 or June 30, 1996. In addition, there have been no loan charge-offs or recoveries during the six months ended June 30, 1995 and 1996. Loans consisted of the following at December 31, 1995 and June 30, 1996:

                                                       December 31,   June 30,
                                                          1995          1996
        Loans to individuals                            $12,610,018  $19,036,974
        Loans to not-for-profit institutions                289,198      196,986
        Loans to mutual funds                            10,000,000   66,889,790
                                                        -----------  -----------

                                                         22,899,216   86,123,750

        Less allowance for loan losses                       35,000       84,114
                                                        -----------  -----------

        Total                                           $22,864,216  $86,039,636
                                                        ===========  ===========

       The Company had commitments to lend of approximately $1,708,000 and $27,339,000 at December 31, 1995 and June 30, 1996, respectively. The terms of these commitments are similar to the terms of outstanding loans.

5.     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       The major components of equipment and leasehold improvements are as follows at December 31, 1995 and June 30, 1996:

                                                                December 31,       June 30,
                                                                   1995              1996
Furniture, fixtures and equipment                              $6,281,172          $8,223,227
Leasehold improvements                                            761,929             596,319
                                                               ----------          ----------

Total                                                           7,043,101           8,819,546

Less accumulated depreciation and amortization                  3,517,520           3,409,947
                                                               ----------          ----------
Equipment and leasehold improvements, net                      $3,525,581          $5,409,599
                                                               ==========          ==========

6.     DEPOSITS

       Time deposits at December 31, 1995 and June 30, 1996 include noninterest-bearing amounts of approximately $45,000,000.

       All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1995 and June 30, 1996.

7.     REPURCHASE AGREEMENTS

       The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The Company had liabilities under these agreements of $74,401,454 and $217,001,552 at December 31, 1995 and June 30, 1996 respectively. The interest rate on the outstanding agreements at December 31, 1995 ranged from 5.5% to 6.0% and all agreements matured on January 2, 1996. The interest rate on the outstanding agreements at June 30, 1996 was 5.03% and all agreements matured on July 1, 1996. The following securities were pledged under these agreements at December 31, 1995 and June 30, 1996:

                                  December 31, 1995               June 30, 1996
                                Carrying    Approximate        Carrying    Approximate
                                 Value      Market Value        Value      Market Value

U.S. Treasury securities       $29,345,800   $29,345,800     $          -  $          -
Federal Agency securities                -             -        5,000,000     4,812,500
Mortgage-backed securities      47,211,518    47,254,137      234,306,583   232,332,281
                               -----------   -----------     ------------  ------------

Total                          $76,557,318   $76,599,937     $239,306,583  $237,144,781
                               ===========   ===========     ============  ============

8.     STOCKHOLDERS' EQUITY

       On May 27, 1994, the Bank's Board of Directors approved a reduction in the par value of the Company's common stock from $100 per share to $10 per share, and a 100-for-1 stock split which caused the number of shares of common stock authorized, issued and outstanding to increase from 10,000 shares to 1,000,000 shares. The stock split resulted in a $9,000,000 increase in common stock, a $1,000,000 decrease in surplus and an $8,000,000 decrease in retained earnings. There were no other changes in authorized, issued or outstanding common stock for any period presented prior to the Spin-off Transaction.

       IFSC has authorized 1,000,000 shares of Preferred Stock, 650,000 shares of Class A Common Stock and 20,000,000 shares of Common Stock, all with a par value of $.01 per share. At December 31, 1995 and June 30, 1996, there were no preferred shares issued or outstanding. There were 593,500 and 435,382 shares of Class A Common Stock and 5,850,500 and 6,008,930 Common Stock issued and outstanding at December 31, 1995 and June 30, 1996, respectively. The Common Stock and Class A Common Stock are identical except that the Class A Common Stock has ten votes per share and automatically converts into Common Stock upon transfer and under certain other circumstances.

       The Company has two stock option plans, the 1995 Stock Plan and the 1995 Non-Employee Director Stock Option Plan.

       Under the terms of the 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 560,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock.

       Under the terms of the 1995 Non-Employee Director Stock Option Plan, the Company may grant options to non-employee directors to purchase up to a maximum of 40,000 shares of Common Stock. Options to purchase 2,500 shares of Common Stock were awarded at the date of initial public offering to each director. Subsequently, any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, in April 1996 the Company's stockholders approved an amendment to the 1995 Non-Employee Director Plan that will allow non-employee directors to elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model.

       The exercise price of options under the 1995 Non-Employee Director Stock Option Plan and the incentive options under the 1995 Stock Plan may not be less than fair market value at the date of the grant. The exercise price of the nonqualified options from the 1995 Stock Plan is determined by the compensation committee of the Board of Directors. All options become exercisable as specified at the date of the grant.

       In November 1995, the Company granted 114,000 shares to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vest in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. The Company has recorded deferred compensation of $2,117,787 and $1,907,125 at December 31, 1995 and June 30, 1996, respectively, pursuant to these grants.

       A summary of option activity under all plans is as follows:


                                                         Number of      Exercise Price
                                                           Shares          Per Share
       Outstanding at December 31, 1995                    211,500                $16.50
       Granted                                               7,500     $22.375 - $22.625
       Exercised                                              (312)               $16.50
       Expired                                              (2,188)               $16.50
                                                        ----------

       Outstanding at June 30, 1996                        216,500
                                                        ==========

       Exercisable at June 30, 1996                         25,990
                                                        ----------

       Under Massachusetts law, trust companies such as the Bank may only pay dividends out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. If, prior to declaration of a dividend, the Bank's capital stock and surplus accounts do not equal at least 10% of its deposit liabilities, then prior to the payment of the dividend, the Bank must transfer from net profits to its surplus account the amount required to make its surplus account equal to either (i) together with capital stock, 10% of deposit liabilities, or (ii) subject to certain adjustments, 100% of capital stock. The Bank and IFSC are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June 30, 1996, the Bank and IFSC are required to have minimum Tier 1 and total capital ratios of 3% and 8%, respectively. The actual ratios at that date were in excess of all regulatory requirements.

9.     PROCEEDS FROM ASSIGNMENT OF UNIT INVESTMENT TRUST SERVICING, NET

       During the first six months of 1995, the Company recognized a net gain of $2,572,298 of noninterest income resulting from the assignment to another company of the rights to service approximately $5.0 billion of unit investment trust assets. In connection with the assignment, the Company adjusted to market value interest rate floors with a notional amount of $80,000,000, and the resulting loss of $1,057,700 is reported net of the cash proceeds from the assignment of unit investment trust servicing. These interest rate floors had previously been designated as hedges of fees from the unit investment trusts (see Note 10).

10. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

       Lines of Credit - At June 30, 1996, the Company had commitments to individuals under collateralized open lines of credit totaling $51,855,000, against which $24,516,000 in loans was drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

       Interest-Rate Contracts - The following table summarizes the contractual or notional amounts of derivative financial instruments held by the Company at June 30:

            Interest rate contracts:
                Swap agreements                  $60,000,000
                Floor contracts                  $80,000,000

       Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. An interest rate floor is a contract purchased from a counterparty which specifies a minimum interest rate for the specified period of time. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The positive market value of the interest rate contracts was $10,352 at June 30, 1996.

11.    COMMITMENTS AND CONTINGENCIES

       Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances with the Federal Reserve Bank. The reserve balance requirement as of June 30, 1996 was $26,866,000. In addition, other cash balances in the amount of $1,392,000 were pledged to secure clearings with a depository institution as of June 30, 1996.

       Lease Commitments - Minimum future commitments on noncancelable operating leases at June 30, 1996 were as follows:

                                                        Bank
       Fiscal Year Ending                             Premises    Equipment

       1996                                           1,933,114    528,642
       1997                                           4,010,216    565,505
       1998                                           4,252,481    245,222
       1999                                           4,252,481     61,480
       2000 and beyond                               31,168,722         --

       Total rent expense was $2,863,000 and $2,943,000 for the six months ended June 30, 1995 and 1996, respectively.

       Contingencies - The Company provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at June 30, 1996 that are material to the consolidated financial position or results of operations of the Company.

12.    FOREIGN EXCHANGE CONTRACTS

       The Company enters into foreign exchange contracts with clients and simultaneously enters into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees. A summary of foreign exchange contracts outstanding at December 31, 1995 and June 30, 1996 is as follows (in thousands):

                                     December 31, 1995                           June 30, 1996
                            -------------------------------------    --------------------------------------
                                                      Unrealized                               Unrealized
Currency                      Purchases      Sales     Gain/Loss       Purchases      Sales       Gain/Loss

Germany (Mark)                $     955    $     955         --        $  10,474    $  10,474         --
France (Franc)                      859          859         --           10,176       10,176         --
Switzerland (Franc)                   8            8         --            1,281        1,281         --
Japan (Yen)                      46,211       46,211         --           45,316       45,316         --
Malaysia (Ringgit)                  505          505         --            2,040        2,040         --
Belgian (Franc)                     715          715         --              800          800         --
Netherlands (Guilder)             1,797        1,797         --              876          876         --
Britain (Pound)                     111          111         --            2,555        2,555         --
Hong Kong (Dollar)                1,991        1,991         --            1,220        1,220         --
Portugal (Escudo)                    --           --         --              689          689         --
Thailand (Baht)                      --           --         --            1,672        1,672         --
Sweden (Krona)                       --           --         --            1,405        1,405         --
Other currencies                  1,034        1,034         --            2,307        2,307         --
                            -----------  -----------  -----------    -----------  -----------  -----------

                              $  54,186    $  54,186         --        $  80,811    $  80,811         --
                            ===========   ==========  ===========    ===========  ===========  ===========

       The maturity of contracts outstanding as of June 30, 1996 is as follows:

            Maturity                                 Purchases       Sales
            July 1996                                  $70,090      $70,090
            August 1996                                  6,200        6,200
            October 1996                                   521          521
            January 1997                                 2,500        2,500
            February 1997                                1,500        1,500

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiary, Investors Bank & Trust Company, provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Currently, the Company provides financial asset administration services for assets totaling approximately $108 billion, including approximately $8 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

         The Company's historical business and financial results have been significantly influenced by the restrictions imposed under the Competitive Equality Banking Act of 1987 ("CEBA"). Under the CEBA restrictions, the Company could not: (a) engage in any activity in which it was not engaged as of March 5, 1987; (b) increase its assets by more than 7% during any 12-month period beginning after August 10, 1988; (c) engage in certain cross-marketing activities with affiliates; or (d) permit overdrafts by or incur overdrafts on behalf of affiliates at a Federal Reserve Bank. As a result of the Company's initial public offering completed on November 14, 1995 (the "Offering") and the distribution by Eaton Vance Corp. ("Eaton Vance") of all its shares of the Company's Common Stock and Class A Common Stock to the shareholders of Eaton Vance (the "Spin-Off Transaction"), the Company is no longer subject to such restrictions. Accordingly, the Company's historical operating results may not necessarily be indicative of either the full scope of the future conduct of its business or its future operating results.

         The Company is now able to expand current business activities and participate in certain additional business activities which may result in increased revenues generated by an increase in client deposits and lending opportunities. The Company's clients typically generate cash balances from securities sales and other transactions which they seek to invest on a short-term basis. Because the Company had been subject to the CEBA 7% annual asset growth cap, it was not able to accept those deposits prior to the completion of the Spin-Off Transaction and directed them to other financial institutions, foregoing a potential source of revenue. The Company directed client deposits averaging approximately $1.2 billion daily to other financial institutions in fiscal year ended October 31, 1995. Since the completion of the Spin-Off Transaction and the Offering, the Company has redirected an average of approximately $360 million daily of these balances into its own deposit products. Similarly, many of the Company's clients use credit lines to leverage their portfolios or to handle overnight cash shortfalls. CEBA requirements restricted the Company from making commercial loans of this type. As a result of the removal of CEBA limitations, the Company is now able to make commercial loans. In December 1995, the Company entered into an agreement to provide a $10 million secured line of credit to a client for a term of five years and in April 1996, the Company entered into an agreement to provide a $20 million umbrella line of credit to several mutual fund clients managed by one investment advisor. In addition, the Company makes fully secured advances to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those mutual fund clients.

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and noninterest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes the expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus noninterest income) and net income are meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 16% from $30,237,000 in the first six months of 1995 to $34,996,000 in the first six months of 1996.

         Noninterest income consists primarily of fees for financial asset administration and is principally derived from custody, multicurrency accounting, transfer agency and administration services for financial asset managers and the assets they control. The Company's clients pay fees based on the volume of assets under custody, the number of securities held and portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and performance measurement are needed. Asset-based fees are usually charged on a sliding scale. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, the Company's fees may be a smaller percentage of those assets. Fees for individually managed accounts, such as custodial, trust and portfolio accounting services for individuals, investment advisors, private trustees, financial planners, other banks and fiduciaries, and other institutions are also included in noninterest income.

         Net interest income represents the difference between income generated from interest-earning assets and expense on interest-bearing liabilities. Interest-bearing liabilities are generated by the Company's clients who, in the course of their financial asset management, generate cash balances which they deposit on a short-term basis with the Company. The Company invests these cash balances and remits a portion of the earnings on these investments to its clients. The Company's share of earnings from these investments is viewed as part of the total package of compensation paid to the Company from its clients for performing asset administration services.

         The Company, because it is no longer subject to the CEBA balance sheet growth restrictions, is able to accept client deposits it had historically directed to other financial institutions. As compensation for directing these deposits to other financial institutions, the Company had retained a portion of the earnings on the deposits; this amount was recognized as fee income. Generally, the Company now invests these deposits on its own behalf in various interest-earning assets and pays interest expense on those deposits. As a result, the mix of fee income and interest income that comprise the total compensation package from clients is shifting as the relative amount of fee income decreases while the relative amount of interest income increases.

Certain Factors That May Affect Future Results

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," and which involve risks and uncertainties. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

         The Company's future results may be subject to substantial risks and uncertainties. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days notice. Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the Company. The segment of the financial services industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: the timing of the commencement or termination of client engagements, the rate of net inflows and outflows of investor funds in the debt and equity-based investment vehicles offered by the Company's clients, the introduction and market acceptance of new services by the Company and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenues in a quarter may have an adverse impact on the Company's results of operations for that quarter. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

Statement of Operations

Comparison of Operating Results for the Six Months Ended June 30, 1996 and 1995

Noninterest Income

         Noninterest income decreased $503,000 to $27,042,000 for the six months ended June 30, 1996 from $27,545,000 for the prior period. Noninterest income consists of the following items:


                                     For the Six Months Ended June 30,
                                     ---------------------------------  --------
                                            1995             1996       Change
                                     ----------------   --------------  --------
                                           (Dollars in thousands)
Asset administration fees                    $24,686          $26,753       8  %
Proceeds from assignment of UIT
  servicing, net                               2,572               --      --
Computer service fees                            250              247       1
Other operating income                            37               36      (3)
Gain on sale of investment security               --                6      --
                                     ----------------   --------------
Total Noninterest Income                     $27,545          $27,042      (2) %
                                     ================   ==============

        Asset administration fees increased due principally to higher levels of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration. Total assets processed increased to $108 billion at June 30, 1996 from $82 billion at June 30, 1995. Of the $26 billion net increase in assets processed from June 30, 1995 to June 30, 1996, approximately 13% of the increase reflects assets processed for new clients, and the remainder of the increase reflects growth of assets processed for existing clients and improved methods for tracking the amount of assets processed, offset in part by the assets of clients no longer serviced by the Company. The remainder of the growth in asset administration fees was due to the net expansion of relationships with existing clients and increased use of the Company's cash management and foreign exchange services. In addition, because the Company is now able to accept deposits that had been historically directed to other financial institutions due to CEBA asset growth restrictions, the Company has experienced a shift in the mix of compensation received from its clients. See "Overview" in this Item 2. A larger portion of the Company's compensation from clients is now in the form of interest income generated from client deposits, resulting in a decrease to asset administration fees and a related increase in net interest income. The growth in asset administration fees was also offset by the transfer of unit investment trust assets discussed below. The administration of these assets accounted for approximately $1,491,000 in asset administration fees in the six months ended June 30, 1995.

         Unit investment trust ("UIT") assets processed by the Company have decreased over the last five years, a reflection of declining investor demand for this type of unmanaged investment product. Declining asset levels led one client, Merrill Lynch, to consolidate its asset administration service providers, and it agreed, effective March 1, 1995, to pay the Company to assign the Company's servicing rights to the Bank of New York Company, Inc. The Company recognized proceeds of $2,572,000, net of expenses, resulting from the assignment of the rights to service approximately $5 billion of the client's unit investment trust assets. The Company has made the strategic decision to focus its marketing and processing efforts on mutual funds and other pooled investments which typically experience higher growth in asset levels and can utilize a wider variety of services provided by the Company, as compared to unit investment trusts. See Note 9 of Notes to Condensed Consolidated Financial Statements.

         Computer services fees consist of amounts charged by the Company to Eaton Vance for data processing services related to individual accounts managed by Eaton Vance. Other operating income consists of miscellaneous private banking fees for safe deposit and checking account services.

Operating Expenses

        Total operating expenses increased by $3,380,000 to $29,430,000 for the six months ended June 30, 1996 compared to $26,050,000 for the six months ended June 30, 1995. The components of operating expenses were as follows:

                                                For the six months ended June 30,
                                               -----------------------------------  -----------
                                                    1995                 1996          Change
                                               --------------       --------------  -----------
                                                      (Dollars in thousands)
      Compensation                                   $13,873              $15,290        10  %
      Pension and other employee benefits              2,448                2,578         5
      Occupancy                                        2,231                2,214        (1)
      Equipment                                        2,443                2,636         8
      Insurance                                          536                  588        10
      Subcustodian Fees                                1,001                1,810        81
      Depreciation and amortization                      755                  693        (8)
      Professional Fees                                  838                1,029        23
      Travel and sales promotion                         408                  493        21
      Other operating expenses                         1,517                2,099        38
                                               -------------         ------------
      Total Noninterest Income                       $26,050              $29,430        13  %
                                               =============         ============

        Compensation of officers and employees increased by $1,417,000 or 10% from period to period due to several factors. The number of employees increased 6% to 729 at June 30, 1996 from 689 at June 30, 1995. In addition, compensation expense related to the Company's management incentive plan increased because of the increase in earnings subject to incentive in the first six months of 1996 compared to the first six months of 1995. The remainder of the increase in compensation expense resulted from salary increases.

        Insurance expense increased $52,000 to $588,000 for the six months ended June 30, 1996 from $536,000 for the six months ended June 30, 1995. The increase was attributable to increased directors and officers liability insurance coverage after the Company's initial public offering.

        Subcustodian expense consists of fees paid to centralized clearinghouses and depositories for settling and holding securities on the Company's behalf. This expense increased $809,000 to $1,810,000 for the six months ended
June 30, 1996 from $1,001,000 for the six months ended June 30, 1995. This increase results from the increase in foreign assets processed, which are subject to higher subcustodian fees, from $6.1 billion at June 30, 1995 to $8.0 billion at June 30, 1996, and from the movement by clients into emerging markets with higher cost structures.

        Professional fees increased $191,000 to $1,029,000 for the six months ended June 30, 1995 from $838,000 for the six months ended June 30, 1995. This increase was due to the Company's initial compliance with year-end related filings with the Securities and Exchange Commission and the change of the Company's fiscal year. The Company has hired general counsel to, among other things, assist with these reporting requirements in the future.

        Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with making sales calls on potential clients, traveling to existing client sites and the Company's foreign subsidiaries, and attending industry conferences. This expense increased $85,000 to $493,000 for the six months ended June 30, 1996 from $408,000 for the six months ended June 30, 1995 due primarily to increased travel to the foreign subsidiaries.

        Other operating expenses increased $582,000 to $2,099,000 for the six months ended June 30, 1996 from $1,517,000 for the six months ended
June 30, 1995. Other operating expenses include fees for daily market pricing data, telephone, office supplies, and Delaware excise tax. Fees for daily market pricing data vary with the level of assets processed. Other expenses such as telephone and office supplies vary with staffing levels. The Delaware excise tax is based on the Company's assets. This tax was imposed on the Company after its formation as a Delaware corporation in June 1995 and accounts for $132,000 of the increase between periods. The remainder of the increase relates to the increases in assets processed and staffing levels.

Net Interest Income

        Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the six months ended June 30, 1996 compared to the same period in 1995.


                                           Change           Change
                                           Due to           Due to
                                           Volume            Rate                Net
                                          --------         ---------           -------
                                                     (Dollars in thousands)
    Interest-earning assets
    Fed funds sold and
     interest-earning deposits            $    528          $    (17)         $     511
    Investment securities                    9,691               228              9,919
    Loans                                      501              (116)               385
                                          --------          --------          ---------
    Total interest-earning assets           10,720                95             10,815
                                          --------          --------          ---------

    Interest-bearing liabilities
    Deposits                                 2,603               110              2,713
    Borrowings                               2,804               (14)             2,790
                                          --------          --------          ---------
    Total interest-bearing liabilities       5,407                96              5,503
                                          --------          --------          ---------

    Change in net interest income         $  5,313          $     (1)         $   5,312
                                          ========          ========          =========

        Net interest income increased $5,312,000 or 197% to $8,004,000 for the six months ended June 30, 1996 from $2,692,000 for the same period in 1995. This net increase resulted from an increase in interest income of $10,815,000 offset by an increase in interest expense of $5,503,000. The net impact of the above changes was a 182 basis point decrease in net interest margin.

        The increase in interest income resulted primarily from a higher level of interest earning assets. Prior to the Spin-Off Transaction, the Company was subject to a 7% annual asset growth cap under CEBA. The elimination of the CEBA growth restriction has allowed the Company to accept deposits from clients which it had historically directed to other financial institutions. The Company's average assets for the six months ended June 30, 1996 increased $367,068,000 or 312% compared to the same period in 1995. This growth primarily resulted from an increase in average interest earning assets of $343,878,000.

        Interest expense increased $5,503,000 due to the higher level of deposits and an increase in the interest rate paid by the Company. Prior to the Spin-off Transaction, the Company was not trying to attract deposits to its balance sheet and therefore did not pay a competitive interest rate. The average rate paid on deposits and short-term borrowings increased from 3.25% to 4.75% during the period.

Income Taxes

        The Company's earnings were taxed on the federal level at 34% for the 1996 and 1995 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 12.54%. The provision for income taxes for the six months ended June 30, 1996 increased by $468,000 over the same period in 1995. The overall effective tax rate decreased to 38.5% for the six months ended June 30, 1996, from 40% for the same period in 1995. The decrease in the effective tax rate is due to a decrease in the income of the Company's Canadian subsidiary, which were taxed at the Canadian effective rate of 45.37%, and the related increase in the income of the Company's subsidiaries in Dublin and the Cayman Islands, which are lower tax jurisdictions, as the Company transferred certain offshore processing activities from Toronto to Dublin and the Cayman Islands.

Comparison of Operating Results for the Quarters Ended June 30, 1996 and 1995

Noninterest Income

        Noninterest income increased $1,764,000 to $14,097,000 for the quarter ended June 30, 1996 from $12,333,000 for the prior period. Noninterest income consists of the following items:



                                       For the Quarters Ended June 30,
                                     ----------------------------------    ----------------
                                            1995            1996                Change
                                     ----------------   ---------------    ----------------
                                           (Dollars in thousands)
Asset administration fees                    $12,209          $13,955             14  %
Proceeds from assignment of UIT
  servicing, net                                 (10)               -              -
Computer service fees                            120              122              2
Other operating income                            14               16             14
Gain on sale of investment security                -                4              -
                                     ----------------       ----------
Total Noninterest Income                     $12,333          $14,097             14  %
                                     ================       ==========

        Asset administration fees increased due principally to higher levels of assets processed. The remainder of the growth in asset administration fees was due to the net expansion of relationships with existing clients and increased use of the Company's foreign exchange services.

        In the quarter ended June 30, 1995, the Company accrued an additional $10,000 of expenses related to the assignment, discussed above, of the rights to service approximately $5 billion of a client's unit investment trust assets during the quarter ended March 31, 1995.

Operating Expenses

        Total operating expenses increased by $2,049,000 to $14,912,000 for the quarter ended June 30, 1996 compared to $12,863,000 for the quarter ended
June 30, 1995. The components of operating expenses were as follows:


                                              For the quarter ended June 30,
                                            ----------------------------------  -----------
                                                  1995              1996           Change
                                            -----------------   --------------  -----------
                                                    (Dollars in thousands)
    Compensation                                     $6,956            $7,853        13  %
    Pension and other employee benefits               1,169             1,227         5
    Occupancy                                         1,137             1,053        (7)
    Equipment                                         1,166             1,329        14
    Insurance                                           268               283         6
    Subcustodian Fees                                   497               988        99
    Depreciation and amortization                       346               382        10
    Professional Fees                                   458               475         4
    Travel and sales promotion                          194               294        52
    Other operating expenses                            672             1,028        53
                                            ----------------       -----------
    Total Noninterest Income                        $12,863           $14,912        16  %
                                            ================       ===========

        Compensation of officers and employees increased by $897,000 or 13% from quarter to quarter due to several factors. The number of employees increased 6% to 729 at June 30, 1996 from 689 at June 30, 1995. In addition, compensation expense related to the Company's management incentive plan increased because of the increase in earnings in the second quarter of 1996 compared to the second quarter of 1995. The remainder of the increase in compensation expense resulted from salary increases.

        Equipment expense consists of operating lease payments for microcomputers, and fees charged by EDS for processing and data storage services provided to the Company. These expenses vary with the level of assets processed by the Company. The $163,000 increase between periods is due principally to the growth in assets processed.

        Subcustodian expense increased $491,000 to $988,000 for the quarter ended June 30, 1996 from $497,000 for the quarter ended June 30, 1995. This increase results from the increase in foreign assets processed, which are subject to higher subcustodian fees, from $6.1 billion at June 30, 1995 to $8 billion at June 30, 1996, and from the movement by clients into emerging markets with higher cost structures.

        Depreciation and amortization expense increased $36,000 between periods due to purchases of furniture, equipment, and capitalized software in late 1995 and in 1996.

        Travel and sales promotion expense increased $100,000 to $294,000 for the quarter ended June 30, 1996 from $194,000 for the quarter ended
June 30, 1995 due to increased travel to the foreign subsidiaries.

        Other operating expenses increased $356,000 to $1,028,000 for the quarter ended June 30, 1996 from $672,000 for the quarter ended June 30, 1995. Fees for daily market pricing data vary with the level of assets processed. Other expenses such as telephone and office supplies vary with staffing levels. The Delaware excise tax is based on the Company's assets and accounts for $87,000 of the increase between periods. The remainder of the increase relates to the increases in assets processed and staffing levels.

Net Interest Income

        Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended June 30, 1996 compared to the same period in 1995.


                                          Change           Change
                                          Due to           Due to
                                          Volume            Rate               Net
                                         ---------        -------            -------
                                                    (Dollars in thousands)

    Interest-earning assets
    Fed funds sold and
     interest-earning deposits             $    89         $   (13)          $     76
    Investment securities                    5,953              78              6,031
    Loans                                      326             (63)               263
                                           -------         -------           --------
    Total interest-earning assets            6,368               2              6,370
                                           -------         -------           --------

    Interest-bearing liabilities
    Deposits                                 1,960             (17)             1,943
    Borrowings                               1,761             (13)             1,748
                                           -------         -------           --------
    Total interest-bearing liabilities       3,721             (30)             3,691
                                           -------         -------           --------

    Change in net interest income          $ 2,647         $    32           $  2,679
                                           =======         =======           ========

        Net interest income increased $2,679,000 or 194% to $4,062,000 for the quarter ended June 30, 1996 from $1,383,000 for the same period in 1995. This net increase resulted from an increase in interest income of $6,370,000 offset by an increase in interest expense of $3,691,000. The net impact of the above changes was a 237 basis point decrease in net interest margin.

        The increase in interest income resulted primarily from a higher level of interest earning assets. As discussed above, the elimination of the CEBA asset growth restriction has allowed the Company to accept deposits from clients which it had historically directed to other financial institutions. The Company's average assets for the quarter ended June 30, 1996 increased $444,000,000 or 366% compared to the same period in 1995. This growth primarily resulted from an increase in average interest earning assets of $418,000,000.

        Interest expense increased $3,691,000 due to the higher level of deposits and an increase in the interest rate paid by the Company. Prior to the Spin-off Transaction, the Company was not trying to attract deposits to its balance sheet and therefore did not pay a competitive interest rate. The average rate paid on deposits and short-term borrowings increased from 4.5% to 4.79% during the period.

Income Taxes

        The Company's earnings were taxed on the federal level at 34% for the 1996 and 1995 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 12.54%. The provision for income taxes for the quarter ended June 30, 1996 increased by $821,000 over the same period in 1995. The overall effective tax rate decreased to 38% for the quarter ended June 30, 1996, from 46% for the same period in 1995. Six percent of the decrease in the effective tax rate is due to the timing of the recognition of tax expense in 1995; the overall effective tax rate in 1995 was 40%. The remainder of the decrease is due to the decrease in the income of the Company's Canadian subsidiary, which were taxed at the Canadian effective rate of 45.37% and the related increase in the income of the Company's subsidiaries in Dublin and the Cayman Islands, which are lower tax jurisdictions, as the Company transferred certain offshore processing activities from Toronto to Dublin and the Cayman Islands.

Financial Condition

Investment Portfolio

The following table summarizes the Company's investment portfolio for the dates indicated:


                                           December 31,      June 30,
                                          --------------  -------------
                                              1995             1996
                                          --------------  -------------
                                            (Dollars in thousands)
  Securities held to maturity:
  Mortgage-backed securities                 $  144,124     $  350,512
  Federal Agency securities                      10,000         15,000
                                          --------------  -------------
  Total securities held to maturity          $  154,124     $  365,512
                                          ==============  =============


  Securities available for resale:
  U.S. Treasury securities                   $   50,652     $   55,328
  Mortgage-backed securities                     40,167        125,767
                                          --------------  -------------
  Total securities available for resale      $   90,819     $  181,095
                                          ==============  =============

The investment portfolio is used to invest depositors funds and provide a secondary source of earnings for the Company. In addition, the Company uses the investment portfolio to secure open positions at securities clearing banks in connection with its custody services. The portfolio is composed of U.S. Treasury securities, mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home

Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), and Federal Agency callable bonds issued by FHLMC and the Federal Home Loan Bank ("FHLB").

        The Company invests in mortgage-backed securities and Federal Agency securities to supplement its portfolio of U.S. Treasury securities and increase the total return of the investment portfolio. Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit risk and prepayment risk. Federal Agency callable bonds generally have a higher yield than U.S. Treasury securities due to credit risk and call risk. Mortgage-backed securities and Federal Agency callable bonds have credit risk, even though payment guarantees and credit enhancements substantially reduce it. Mortgage-backed securities are also subject to the risk that fluctuating interest rates and other factors may alter the prepayment rate of the loans underlying the mortgage-backed securities, and so affect both the prepayment speed and the value of such securities, while Federal Agency callable bonds are subject to the risk that fluctuating interest rates and other factors may result in the exercise of the call option by the Federal Agency.

        Effective November 1, 1994, the Company classified its investment portfolio as held-to-maturity. Management had the intent and the Company had the ability to hold these securities until maturity. In connection with the initial adoption of the Financial Accounting Standards Board's Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, the Company reassessed the appropriateness of the classifications of all securities held as of December 31, 1995. As a result of this reassessment, the Company reclassified debt securities with a carrying value of $90 million from held-to-maturity to available for sale. The held-to-maturity portfolio is carried at cost, adjusted for amortization of premiums and accretion of discounts. The available-for-sale portfolio is carried at fair value, with the net unrealized gains and losses recognized as an adjustment to capital until final disposition or recovery.

        The book value and weighted average yield of the Company's securities held to maturity at June 30, 1996, by effective maturity, are reflected in the following table.


                                                                Weighted
                                                                 Average
                                                  Book Value      Yield
                                                 ------------  -----------
       Due from one to five years                    114,792       6.72%
       Due after five years up to ten years          210,575       6.82%
       Due after ten years                            40,145       6.51%
                                                 ------------
       Total securities                            $ 365,512
                                                 ============

The book value and weighted average yield of the Company's securities available for sale at June 30, 1996, by effective maturity, are reflected in the following table.

                                                                 Weighted
                                                                  Average
                                                  Book Value       Yield
                                                 ------------   ----------
       Due within one year                         $  25,166       5.70%
       Due from one to five years                    135,781       6.67%
       Due after five years up to ten years           20,148       6.81%
                                                 ------------
       Total securities                            $ 181,095
                                                 ============

The maturities of mortgage backed securities have been allocated on the above tables as described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Loan Portfolio

The following table summarizes the Company's loan portfolio for the dates indicated:


                                               December 31,       June 30,
                                             ---------------    ------------
                                                   1995             1996
                                             ---------------    ------------
                                                  (Dollars in thousands)
  Loans to individuals                            $  12,610       $  19,037
  Loans to not-for-profit organizations                 289             197
  Loans to mutual funds                              10,000          66,890
                                             ---------------    -----------
                                                     22,899          86,124
  Less:  allowance for loan losses                      (35)            (84)
                                             ---------------    ------------
  Net loans                                       $  22,864       $  86,040

  Floating Rate                                   $  22,839       $  86,111
  Fixed Rate                                             25              13
                                             ---------------    -----------
                                                  $  22,864       $  86,124
                                             ===============    ===========

        Historically, the Company's loan portfolio has been composed primarily of loans to individually managed account customers. Although many of its clients with pooled investment vehicles such as mutual funds use credit lines to leverage their portfolios or to handle overnight cash shortfalls, CEBA requirements restricted the Company from making commercial loans of this type. As a result of the removal of CEBA limitations due to the Spin-Off Transaction, the Company may now offer lending services directly to all clients and made its first commercial loan in December 1995.

        Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for the borrower. The Company's first commercial loan to a mutual fund client, made in December 1995, is a five-year $10,000,000 revolving credit facility, bears a variable interest rate, and is fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for the borrower. In addition, in April 1996, the Company entered into a $20 million umbrella line of credit with several mutual fund clients managed by one investment advisor. Loans to mutual funds also include advances by the Company to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those mutual fund clients. The advances facilitate securities transactions and redemptions involving such mutual funds and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for such mutual fund.

        At June 30, 1996, the Company's only lending concentration which exceeded 10% of total loans was the revolving line of credit to a mutual fund client discussed above. This loan was made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions. The Company also had a lending relationship at June 30, 1996 with Landon T. Clay, an officer of Eaton Vance and a principal stockholder of the Company, representing two loans aggregating $1,200,000 in principal amount. The Company also has a loan relationship with another officer of Eaton Vance, M. Dozier Gardner. These loans to Mr. Clay and Mr. Gardner were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions with unrelated third parties. Each of these loans was secured with non-voting common stock of Eaton Vance.

        The Company's credit loss experience has been excellent. There have been no loan chargeoffs or adverse credit actions in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of June 30, 1996, there were no past due loans, troubled debt restructurings, or any loans on nonaccrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of approximately $84,000 at June 30, 1996. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

         As a result of the removal of CEBA limitations, the Company is now able to make commercial loans such as the credit lines and advances to mutual fund clients discussed above. The Company hopes to increase its lending activities with clients during the remainder of 1996.

Interest Rate Sensitivity

         Interest rate risk arises when an earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. By seeking to minimize the difference between the amount of earning assets and the amount of interest-bearing liabilities that could change interest rates in the same time frame, the Company attempts to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. The Company does not attempt to match each earning asset with a specific interest-bearing liability. Instead, as shown in the table below, it aggregates all of its earning assets and interest-bearing liabilities to determine the difference between these in specific time frames. This difference is known as the rate-sensitivity gap. A positive gap indicates that more earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and change in different directions.

         The Company seeks to manage interest rate risk by investment portfolio actions designed to address the interest rate sensitivity of asset cash flows in relation to liability cash flows. Portfolio actions used to manage interest rate risk include managing the effective duration of the portfolio securities and utilizing interest rate floors and interest rate swaps. Interest rate floors and interest rate swaps involve elements of credit and market risk which are not reflected in the Company's consolidated financial statements. Such instruments are entered into for hedging (as opposed to investment or speculative) purposes. There can be no assurance that such portfolio actions will adequately limit interest rate risk.

         The following table presents the repricing schedule for the Company's interest earning assets and interests bearing liabilities at June 30, 1996:


                                            Within      Over Three    Over Six     Over One
                                             Three        to Six      to Twelve    Year to      Over Five
                                            Months        Months       Months     Five Years      Years     Total
                                          ----------    ----------    ---------   ----------   ---------  ---------
                                                                        (Dollars in thousands)
Interest earning assets (1):
   Federal Funds Sold                        $75,000                                                        $75,000
   Investment securities (2)                 127,892      $ 22,372     $205,945     $106,383     $84,014    546,606
   Loans - fixed rate                                                                     13                     13
   Loans - variable rate                      86,111                                                         86,111
                                          ----------    ----------    ---------   ----------   ---------  ---------
       Total interest earning assets         289,003        22,372      205,945      106,396      84,014    707,730


Interest bearing liabilities
   Demand deposit accounts                   174,910                                                        174,910
   Savings accounts                           28,603                                                         28,603
   Time accounts                               3,900                                                          3,900
   Repurchase Agreements                     217,002                                                        217,002
                                          ----------    ----------    ---------   ----------   ---------  ---------
       Total interest bearing                424,415             0            0            0           0    424,415
        liabilities
                                          ----------    ----------    ---------   ----------   ---------  ---------

       Net interest sensitivity gap
       during the period                   ($135,412)     $ 22,372     $205,945     $106,396     $84,014   $283,315
                                          ==========    ==========     ========     ========    ========   ========

       Cumulative gap                      ($135,412)    ($113,040)     $92,905     $199,301    $283,315


Interest sensitive assets as a
   percent of interest sensitive
   liabilities (cumulative)                    68.09%        73.37%      121.89%      146.96%     166.75%

Interest sensitive assets as a
   percent of total assets
   (cumulative)                                38.09%        41.04%       68.18%       82.20%      93.28%


Net interest sensitivity gap as a
   percent of total assets                    (17.85%)        2.95%       27.14%       14.02%      11.07%

Cumulative gap as a percent
   of total assets                            (17.85%)      (14.90%)      12.24%       26.27%      37.34%
- ----------------------------------------

(1) Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid.
(2) Mortgage-backed securities are included in the pricing category that corresponds with their effective maturity.

Liquidity

         Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. For a financial institution such as the Company, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

         The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, demand loans to individuals, new deposits, federal funds purchased, interest payments on securities held to maturity, fees collected from asset administration clients, and the capital raised from the Offering. Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $.04 per share.

         The Company's ability to pay dividends on the Common Stock and Class A Common Stock depends on the receipt of dividends from Investors Bank & Trust Company. Investors Bank & Trust Company has historically paid an aggregate annual dividend of $60,000 to its stockholders. Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, Investors Bank & Trust Company expects to pay an annual dividend to the Company, which the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.04 per share of outstanding Common Stock and Class A Common Stock (approximately $257,772 based upon 6,444,312 shares outstanding as of June 30, 1996). On May 15, 1996, the Company paid a quarterly dividend of $.01 per share to the holders of the Company's Common Stock and Class A Common Stock. On July 15, 1996, the Board of Directors of the Company, after declaration by the Bank of a dividend in like amount, declared a quarterly dividend of $.01 per share payable on August 15, 1996 to holders of the Company's Common Stock and Class A Common Stock as of July 31, 1996.

         At June 30, 1996, cash and cash equivalents were 4% of total assets, compared to 7% of total assets at December 31, 1995. At June 30, 1996, approximately $100 million or 13% of total interest earning assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements is $57 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements is $425 million.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $8,362,000 and $4,702,000 for the six months ended June 30, 1995 and 1996, respectively. Net cash (used) provided by investing activities, consisting primarily of purchases of investment securities and proceeds from maturities of investment securities, was ($35,284,000) and ($427,922,000) for the six months ended June 30, 1995 and 1996, respectively. Net cash (used) provided by financing activities, consisting primarily of net activity in deposits, was $24,417,000 and $427,951,000 for the six months ended June 30, 1995 and 1996, respectively.

Capital Resources

         Historically, the Company has financed its operations primarily through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. In addition, the Company purchased new transfer agency computer software in April 1996. As a result, the Company's capital expenditures were $887,000 and $2,592,000 for the six months ended June 30, 1995 and 1996, respectively. Capital expenditures for the remainder of 1996 are expected to approximate $4,204,000 principally for furniture and equipment related to the Company's move during the first half of 1997 to a new location.

         Stockholders' equity at June 30, 1996 was $56,874,000, an increase of $3,453,000 or 6%, from $53,421,000 at December 31, 1995. The growth in stockholders' equity is attributable to an adjustment to the actual costs of the stock issuance completed in November 1995 and current period net income. The ratio of stockholders' equity to assets decreased to 7.50% at June 30, 1996 from 16.57% at December 31, 1995 due to the significant increase in assets.

         The Federal Reserve Board has adopted a system using internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of banks and bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally upon the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight.

         Federal Reserve Board and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off balance sheet items of 8.0%. Total capital is defined as the sum of "Tier I" and "Tier II" capital elements, with at least half of the total capital required to be Tier I. Tier I capital includes, with certain restrictions, the sum of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier II capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses.

         The following table summarizes the Company's Tier I and total capital ratios at June 30, 1996:


                                                     June 30, 1996
                                                     -------------
                                                 Amount             Ratio
                                               -----------       -----------
                                                     (Dollars in thousands)
Tier I capital                                   $ 56,581             26.4%
Tier I capital minimum requirement                  8,567              4.0%
                                                ----------        ----------
Excess Tier I capital                            $ 48,014             22.4%
                                                ==========        ==========

Total capital                                    $ 56,665             26.5%
Total capital minimum requirement                  17,134              8.0%
                                                ----------        ----------
Excess total capital                             $ 39,531             18.5%
                                                ==========        ==========

Risk adjusted assets, net of intangible assets   $214,179
                                                ==========


In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Capital Ratio" as an additional tool to evaluate capital adequacy. The Leverage Capital Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Capital Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Capital Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Capital Ratio requires the capital of the Company to be reduced by most intangible assets. The Company's Leverage Capital Ratio at June 30, 1996 was 7.46%, which is in excess of regulatory requirements.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated.



                                                 Six Months Ended June 30, 1995                Six Months Ended June 30, 1996
                                        ----------------------------------------------     ---------------------------------------
                                              Average                         Average       Average                       Average
                                              Balance          Interest     Yield/Cost      Balance     Interest        Yield/Cost
                                        -----------------    ------------- -------------  ----------- -------------  --------------
Interest-earning assets
Fed funds sold                                   $  4,339           $  130        5.99%    $ 24,929      $   664             5.33%
Interest-earning deposits                           1,000               29        5.80%         253            6             4.74%
Investment securities                              79,802            2,344        5.87%     383,564       12,263             6.39%
Loans                                              13,758              613        8.91%      34,031          998             5.87%
                                        -----------------    ------------- -------------  ----------- -------------  -------------
Total interest-earning assets                      98,899            3,116        6.30%     442,777       13,931             6.29%
                                                             ------------- -------------              -------------  -------------
Allowance for loan losses                             (35)                                      (68)
Noninterest-earning assets                         18,641                                    41,864
                                        -----------------                                 -------------
Total assets                                     $117,505                                  $484,573
                                        =================                                 =============

Interest-bearing liabilities
Deposits:
   Demand                                        $ 13,233              235        3.55%    $121,616        2,912             4.79%
   Savings                                         10,940              122        2.23%      12,365          138             2.23%
   Time                                                 -                -           -          762           20             5.25%
Short Term Borrowings                               1,912               67        7.01%     114,845        2,857             4.98%
                                        -----------------    ------------- -------------  ----------- -------------  -------------
Total interest-bearing liabilities                 26,085              424        3.25%     249,588        5,927             4.75%
                                                             ------------- -------------              -------------  -------------
Noninterest bearing liabilities
   Demand deposits                                 30,183                                   130,211
   Noninterest bearing time deposits               42,845                                    45,000
   Other liabilities                                4,487                                     7,855
                                        -----------------                                 -----------
Total liabilities                                 103,600                                   432,654
Equity                                             13,905                                    51,919
                                        -----------------                                 -----------
Total liabilities and equity                     $117,505                                   484,573
                                        =================                                 ===========
Net interest income                                                 $2,692                               $ 8,004
                                                             =============                            =============
Net interest margin (1)                                                           5.44%                                      3.62%
Average interest rate spread (2)                                                  3.05%                                      1.54%
Ratio of interest-earning assets to                                             379.14%                                    177.40%
   interest-bearing liabilities

- ----------------------------------------

(1) Net interest income divided by  total interest-earning assets
(2) Yield on interest-earning assets less rate paid on interest-bearing liabilities

 PART II - OTHER INFORMATION

 Item 4.    Submission of Matters to a Vote of Security Holders

 a.   The annual meeting of stockholders was held on April 16, 1996

 b.   No information provided due to inapplicability of item.

 c. A vote was proposed to (1) elect Donald G. Friedl and Phyllis S. Swersky, current directors of the Company, as Class I Directors of the Company to serve for a three year term; (2) consider and then act upon a proposal to approve amendments to the Company's 1995 Non-Employee Director Stock Option Plan, as described in the Company's proxy statement; and (3) ratify the selection of Deloitte & Touche LLP as independent accountants for the Company for the fiscal year ending December 31, 1996.

      The voting results are as follows:



                Votes                         Votes       Votes       Votes         Broker
                                               For       Against     Withheld      Abstained     Non-Votes
                                               ---       -------     --------      ---------     ---------
      (1)    Donald G. Friedl               6,875,081      N/A        11,630          N/A            -
             Phyllis S. Swersky             6,875,071      N/A        11,640          N/A            -

      (2)    1995 Non-Employee              6,283,339    307,179        N/A         229,238        39,154
             Director Stock
             Option Plan

      (3)    Deloitte & Touche              6,873,529      4,739        N/A           8,443          -

    d.   No information provided due to inapplicability of item.

 Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibit 11.1:   Statement of Computation of Earnings Per Share:


                                                                Three Months Ended June 30,
                                                            -------------------------------------
                                                               1995                       1996
                                                            ------------              -----------
                                                            (in thousands, except per share data)
Net income                                                        $  459                    $2,003


Weighted average number of common shares outstanding               4,030 (2)                 6,444


Dilutive effect of common equivalent
   shares of stock options and warrants                            -                            21
                                                               -----------                ---------
Weighted average number of common and
   common equivalent shares outstanding                            4,030                     6,465
                                                               ===========                =========


Net income per share (1)                                          $  .11                    $  .31
                                                               ===========                =========



       (1) Primary and fully diluted income per share are the same for all periods presented
       (2) Gives pro forma effect to the recapitalization of the Company on November 8, 1995 whereby the Company issued 3,418,573 shares of Common Stock and 611,427 shares of Class A Common Stock in exchange for the 1,000,000 shares of the previously outstanding capital stock of Investors Bank & Trust Company.

b.  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INVESTORS FINANCIAL SERVICES CORP.



 Date:  August 1, 1996         By:  /s/ Kevin J. Sheehan
                                   ------------------------------
                                    Kevin J. Sheehan
                                    Chairman, President and Chief
                                    Executive Officer



                               By:  /s/ Karen C. Keenan
                                   ------------------------------
                                    Karen C. Keenan
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)