Form 10-Q
period 1996-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 1996-11-13
CIK 949589

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(MARK ONE)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended September 30, 1996

                                       or

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition period from _____ to _____

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


                          ____________________________


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO
                                              ---    ---
          As of October 31, 1996, there were 6,027,872 shares of Common Stock outstanding and 416,440 shares of Class A Common Stock outstanding.

--------------------------------------------------------------------------------

                      INVESTORS FINANCIAL SERVICES CORP.

                                     INDEX
                                     -----


PART I            FINANCIAL INFORMATION                                        Page
                                                                               ----
          ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets (unaudited)
                    December 31, 1995 and September 30, 1996                     3

                  Consolidated Income Statements (unaudited)
                    Nine months ended September 30, 1995 and 1996                4

                  Consolidated Income Statements (unaudited)
                    Three months ended September 30, 1995 and 1996               5

                  Statements of Stockholder's Equity (unaudited)
                    Nine months ended September 30, 1996                         6

                  Consolidated Statements of Cash Flows (unaudited)
                    Nine months ended September 30, 1995 and 1996                7

                    Notes to Condensed Consolidated Financial Statements         8

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                           16

PART II           OTHER INFORMATION

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              31

SIGNATURES                                                                      32

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
-----------------------------------------------------------------------

ASSETS                                     DECEMBER 31,   SEPTEMBER 30,
                                               1995            1996
Cash and due from banks                    $ 21,898,903    $  7,833,975
Time deposits due from banks                  1,000,000               -
Federal funds sold                           15,000,000      94,000,000
Securities held to maturity
 (approximate market values of
 $155,685,959 and $376,956,153 at
 December 31, 1995
and September 30, 1996, respectively)       154,123,901     379,448,852
Securities available for sale                90,819,293     232,492,592
Loans, less allowance for loan losses
 of $35,000 and $84,114 at December 31,
 1995 and September 30, 1996,
 respectively                                22,864,216      43,717,369
Accrued interest and fees receivable         10,440,758      16,307,036
Equipment and leasehold improvements,
 net                                          3,525,581       5,140,247
Other assets                                  2,763,661       4,272,260
                                           ------------    ------------
TOTAL ASSETS                               $322,436,313    $783,212,331
                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Demand                                   $122,907,489    $411,063,944
  Savings                                    21,085,503      22,597,554
  Time                                       45,000,000      55,000,000
                                           ------------    ------------
       Total deposits                       188,992,992     488,661,498

Securities sold under repurchase
 agreements                                  74,401,454     224,626,676
Other liabilities                             5,620,936      10,540,453
                                           ------------    ------------

       Total liabilities                    269,015,382     723,828,627
                                           ------------    ------------

STOCKHOLDERS' EQUITY:
  Class A common stock                            5,935           4,202
  Common stock                                   58,505          60,241
  Surplus                                    54,312,474      54,352,812
  Deferred compensation                      (2,117,787)     (1,797,400)
  Retained earnings                             899,794       6,259,463
  Net unrealized gain on securities
   available for sale                           262,010         504,386
                                           ------------    ------------
       Total stockholders' equity            53,420,931      59,383,704
                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $322,436,313    $783,212,331

                                           ============    ============

See notes to consolidated financial statements.


INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
-----------------------------------------------------------------------------------------
                                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                                 1995            1996

OPERATING REVENUE:
Interest income:
  Federal funds sold                                           $   261,091    $   967,562
  Other short-term investments                                      44,340          6,448
  Securities held to maturity and available for sale             3,708,320     21,727,649
  Loans                                                            908,732      1,589,761
                                                               -----------    -----------
          Total interest income                                  4,922,483     24,291,420
                                                               -----------    -----------
Interest expense:
  Deposits                                                         508,138      5,565,501
  Securities sold under repurchase agreements                            -      5,691,253
  Federal funds purchased                                           69,644        322,019
  Treasury, tax and loan account                                    17,044         10,885
                                                               -----------    -----------
          Total interest expense                                   594,826     11,589,658
                                                               -----------    -----------
          Net interest income                                    4,327,657     12,701,762

  Provision for loan losses                                              -         49,114
                                                               -----------    -----------
          Net interest income after provision for
           loan losses                                           4,327,657     12,652,648

Noninterest income:
  Asset administration fees                                     36,700,881     40,661,709
  Proceeds from assignment of UIT servicing, net                 2,572,298              -
  Computer service fees                                            375,633        365,462
  Other operating income                                            54,982         57,065
  Net loss on securities available for sale                              -         (8,421)
                                                               -----------    -----------
          Net operating revenue                                 44,031,451     53,728,463

OPERATING EXPENSES
  Compensation of officers and employees                        20,707,192     23,436,228
  Pension and other employee benefits                            3,556,457      3,904,890
  Occupancy                                                      3,199,074      3,242,658
  Equipment                                                      3,622,101      3,991,122
  Insurance                                                        796,969        745,704
  Subcustodian fees                                              1,410,508      2,929,870
  Depreciation and amortization                                  1,090,549      1,095,115
  Professional fees                                              1,153,978      1,626,804
  Travel and sales promotion                                       558,514        698,966
  Other operating expenses                                       2,391,133      3,135,558
                                                               -----------    -----------
          Total operating expenses                              38,486,475     44,806,915
                                                               -----------    -----------
INCOME BEFORE INCOME TAXES                                       5,544,976      8,921,548

INCOME TAXES                                                     2,152,596      3,432,996
                                                               -----------    -----------
NET INCOME                                                     $ 3,392,380    $ 5,488,552
                                                               ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                             6,467,743
                                                                              ===========
EARNINGS PER SHARE                                                            $      0.85
                                                                              ===========

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

-----------------------------------------------------------------------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1995            1996
OPERATING REVENUE:
Interest income:
  Federal funds sold                                           $   131,199    $   303,535
  Other short-term investments                                      15,675              -
  Securities held to maturity and available for sale             1,363,701      9,465,012
  Loans                                                            295,542        591,833
                                                               -----------    -----------
          Total interest income                                  1,806,117     10,360,380
                                                               -----------    -----------
Interest expense:
  Deposits                                                         151,284      2,495,044
  Securities sold under repurchase agreements                            -      2,995,597
  Federal funds purchased                                           13,817        168,418
  Treasury, tax and loan account                                     5,520          3,392
                                                               -----------    -----------
          Total interest expense                                   170,621      5,662,451
                                                               -----------    -----------
          Net interest income                                    1,635,496      4,697,929

Provision for loan losses                                                -              -
                                                               -----------    -----------
         Net interest income after provision
          for loan losses                                        1,635,496      4,697,929

Noninterest income:
  Asset administration fees                                     12,014,759     13,909,339
  Proceeds from assignment of UIT servicing, net                         -              -
  Computer service fees                                            125,615        118,852
  Other operating income                                            18,499         20,781
  Net loss on securities available for sale                              -        (14,694)
                                                               -----------    -----------
          Net operating revenue                                 13,794,369     18,732,207

OPERATING EXPENSES:
  Compensation of officers and employees                         6,834,587      8,146,583
  Pension and other employee benefits                            1,108,546      1,327,020
  Occupancy                                                        967,838      1,028,716
  Equipment                                                      1,178,829      1,355,353
  Insurance                                                        261,149        157,682
  Subcustodian fees                                                409,570      1,119,971
  Depreciation and amortization                                    335,014        402,594
  Professional fees                                                316,325        597,387
  Travel and sales promotion                                       150,442        205,779
  Other operating expenses                                         874,362      1,036,220
                                                               -----------    -----------
          Total operating expenses                              12,436,662     15,377,305
                                                               -----------    -----------
INCOME BEFORE INCOME TAXES                                       1,357,707      3,354,902

INCOME TAXES                                                       477,404      1,289,904
                                                               -----------     ----------
NET INCOME                                                     $   880,303    $ 2,064,998
                                                               ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                           $ 6,471,069
                                                                             ============
EARNINGS PER SHARE                                                                  $0.32
                                                                             ============

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1996

--------------------------------------------------------------------------------------------------
                                          CLASS A
                                          COMMON    COMMON                    DEFERRED       RETAINED
                                           STOCK     STOCK      SURPLUS     COMPENSATION     EARNINGS
BALANCE, DECEMBER 31, 1995                  5,935    58,505     54,312,474     (2,117,787)     899,794

Adjustment to costs of stock issuance           -         -         35,193              -            -
Conversion of class A to common stock      (1,733)    1,733              -              -            -
Amortization of deferred compensation           -         -              -        320,387
Exercise of stock options                                 3          5,145
Net income                                      -         -              -                   5,488,552
Payment of dividend                                                                           (128,883)
Change in net unrealized gain on
   securities available for sale                -                        -
                                        ---------   -------    -----------    -----------   ----------
BALANCE, SEPTEMBER 30, 1996               $ 4,202   $60,241    $54,352,812    $(1,797,400)  $6,259,463
                                        =========   =======    ===========    ===========   ==========

                                                          NET
                                                      UNREALIZED
                                                       GAIN ON
                                                      INVESTMENT
                                                      SECURITIES
                                                       AVAILABLE
                                                       FOR SALE                TOTAL
BALANCE, DECEMBER 31, 1995                              262,010             53,420,931

Adjustment to costs of stock issuance                         -                 35,193
Conversion of class A to common stock                         -                      -
Amortization of deferred compensation                                          320,387
Exercise of stock options                                                        5,148
Net income                                                                   5,488,552
Payment of dividend                                                           (128,883)
Change in net unrealized gain on
   securities available for sale                        242,376                242,376
                                                      -----------         ------------
BALANCE, SEPTEMBER 30, 1996                            $504,386            $59,383,704
                                                      ===========         ============

See notes to consolidated financial statements

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
--------------------------------------------------------------------------------

                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                   1995            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $  3,392,380   $   5,488,552
                                                -------------   --------------
Adjustments to reconcile net income to
 net cash provided by
 operating activities:
  Depreciation and amortization                     1,090,549       1,095,115
  Amortization of deferred compensation                     -         320,387
  Provision for loan losses                                 -          49,114
  Amortization of premiums on securities,             526,346       1,779,230
   net of accretion of discounts
  Gain on sale of securities available                      -           8,421
   for sale
  Loss on disposal of fixed assets                          -          15,211
  Deferred income taxes                                     -        (161,584)
  Adjustment to carrying value of                   1,057,700               -
   interest rate floor contracts
  Changes in assets and liabilities:
      Accrued interest and fees receivable            310,248      (5,866,278)
      Other assets                                     12,461      (1,508,599)
      Other liabilities                             3,907,996       4,919,517
                                                -------------   --------------
          Total adjustments                         6,905,300         650,534
                                                -------------   --------------
          Net cash provided by operating           10,297,680       6,139,087
           activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities
 available for sale and securities held
 to maturity                                       16,927,777      55,894,257
Proceeds from sale of securities
 available for sale                                         -      20,077,388
Purchases of securities                           (40,735,697)   (444,353,586)
Net (increase) decrease in time                       (40,575)      1,000,000
 deposits due from banks
Net increase in federal funds sold                          -     (79,000,000)
Net (increase) decrease in loans                    2,213,636     (20,902,267)
Purchases of equipment                             (1,047,133)     (2,724,992)
                                                -------------   --------------
          Net cash used for investing
           activities                             (22,681,992)   (470,009,200)
                                                -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits                       373,500     288,156,455
Net increase in time and savings
 deposits                                          12,321,605      11,512,051
Net increase in securities sold under
 repurchase agreements                                      -     150,225,222
Adjustment to costs of stock issuance                       -          35,193
Proceeds from exercise of stock options                     -           5,148
Dividends paid                                              -        (128,883)
                                                -------------   -------------
          Net cash provided by financing
           activities                              12,695,105     449,805,186
                                                -------------   -------------

NET INCREASE (DECREASE) IN CASH AND DUE
 FROM BANKS                                           310,793     (14,064,928)

CASH AND DUE FROM BANKS, BEGINNING OF
 PERIOD                                             7,207,657      21,898,903
                                                -------------   -------------

CASH AND DUE FROM BANKS, END OF PERIOD           $  7,518,450   $   7,833,975
                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid for interest                        $    617,000   $  11,012,000
                                                =============   =============

   Cash paid for income taxes                    $  2,334,000   $   3,818,000
                                                =============   =============

See notes to consolidated financial statements.

 INVESTORS FINANCIAL SERVICES CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (INFORMATION PERTAINING TO THE NINE MONTHS AND THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED)

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

 2.    INTERIM FINANCIAL STATEMENTS

       The consolidated interim financial statements of the Company and consolidated subsidiaries as of September 30, 1996 and for the nine-month periods and the three-month periods ended September 30, 1995 and 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

       Certain amounts from the prior year have been reclassified to conform to current year presentation.

 3. SECURITIES

       Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1995:


                                   CARRYING    UNREALIZED  UNREALIZED  APPROXIMATE
       HELD TO MATURITY             VALUE        GAINS       LOSSES    MARKET VALUE


Mortgage-backed securities       $144,123,901  $1,562,732    $117,924  $145,568,709
Federal Agency securities          10,000,000     117,250           -    10,117,250
Foreign government securities               -           -           -             -
                                 ------------  ----------    --------  ------------

Total                            $154,123,901  $1,679,982    $117,924  $155,685,959
                                 ============  ==========    ========  ============


                                  AMORTIZED    UNREALIZED  UNREALIZED    CARRYING
AVAILABLE FOR SALE                   COST        GAINS       LOSSES       VALUE


U.S. Treasury securities         $ 50,312,501  $  346,672    $  6,673  $ 50,652,500
Mortgage-backed securities         40,070,111     117,667      20,985    40,166,793
                                 ------------  ----------    --------  ------------

Total                            $ 90,382,612  $  464,339    $ 27,658  $ 90,819,293
                                 ============  ==========    ========  ============

Carrying amounts and approximate market values of securities are summarized as follows as of September 30, 1996:

                                   CARRYING    UNREALIZED  UNREALIZED  APPROXIMATE
       HELD TO MATURITY             VALUE        GAINS       LOSSES    MARKET VALUE
Mortgage-backed securities       $351,606,476  $1,135,538  $3,323,336  $349,418,678
Federal Agency securities          20,000,000           -     318,800    19,681,200
Foreign government securities       7,842,376      13,899           -     7,856,275
                                 ------------  ----------  ----------  ------------

Total                            $379,448,852  $1,149,437  $3,642,136  $376,956,153
                                 ============  ==========  ==========  ============

                                  AMORTIZED    UNREALIZED  UNREALIZED    CARRYING
AVAILABLE FOR SALE                   COST        GAINS       LOSSES       VALUE


U.S. Treasury securities         $ 45,154,595  $  111,579  $   20,124  $ 45,246,050
Mortgage-backed securities        186,497,354     864,503     115,315   187,246,542
                                 ------------  ----------  ----------  ------------

Total                            $231,651,949  $  976,082  $  135,439  $232,492,592
                                 ============  ==========  ==========  ============

The carrying amounts and approximate market values of securities by effective maturity are as follows:


                                      DECEMBER 31, 1995            SEPTEMBER 30, 1996
                                    CARRYING    APPROXIMATE     CARRYING      APPROXIMATE
        HELD TO MATURITY             VALUE      MARKET VALUE      VALUE      MARKET VALUE


Due within one year               $          -  $          -   $ 10,000,000   $  9,765,600
Due from one to five years          79,803,891    80,885,330    100,256,004     98,886,233
Due five years up to ten years      68,228,986    68,639,409    222,266,583    220,699,144
Due after ten years                  6,091,024     6,161,220     46,926,265     47,605,176
                                  ------------  ------------   ------------   ------------

Total                             $154,123,901  $155,685,959   $379,448,852   $376,956,153
                                  ============  ============   ============   ============



                                      DECEMBER 31, 1995            SEPTEMBER 30, 1996
                                   AMORTIZED      CARRYING      AMORTIZED      CARRYING
        AVAILABLE FOR SALE            COST         VALUE          COST           VALUE

Due within one year               $ 25,240,028  $ 25,263,000   $ 20,014,388   $ 20,065,600
Due from one to five years          58,395,211    58,791,503    196,246,540    196,925,414
Due five years up to ten years       6,747,373     6,764,790     15,391,021     15,501,578
                                  ------------  ------------   ------------   ------------

Total                             $ 90,382,612  $ 90,819,293   $232,651,949   $232,492,592
                                  ============  ============   ============   ============

   The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

   Three securities available for sale were sold during the nine months ended September 30, 1996 resulting in net losses totaling $8,421.

   The carrying value of securities pledged amounted to approximately $206,000,000 and $291,000,000 at December 31, 1995 and September 30, 1996,
   respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

4. LOANS

   Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. The loans are generally collateralized with marketable securities. There were no impaired or nonperforming loans at December 31, 1995 or September 30, 1996. In addition, there have been no loan charge-offs or recoveries during the nine months ended September 30, 1995 and 1996. Loans consisted of the following at December 31, 1995 and September 30, 1996:



                                                           DECEMBER 31,  SEPTEMBER 30,
                                                              1995           1996

Loans to individuals                                        $12,610,018    $18,433,399
Loans to not-for-profit institutions                            289,198         12,500
Loans to mutual funds                                        10,000,000     25,355,584
                                                            -----------    -----------

                                                             22,899,216     43,801,483

Less allowance for loan losses                                   35,000         84,114
                                                            -----------    -----------

Total                                                       $22,864,216    $43,717,369
                                                            ===========    ===========

    The Company had commitments to lend of approximately $1,708,000 and $35,475,388 at December 31, 1995 and September 30, 1996, respectively. The terms of these commitments are similar to the terms of outstanding loans.

 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS


    The major components of equipment and leasehold improvements are as follows at December 31, 1995 and September 30, 1996:


                                                  DECEMBER 31,     SEPTEMBER 30,
                                                      1995             1996
Furniture, fixtures and equipment                  $6,281,172            $8,200,576
Leasehold improvements                                761,929               571,169
                                                   ----------            ----------
Total                                               7,043,101             8,771,745

Less accumulated depreciation and
 amortization                                       3,517,520             3,631,498
                                                   ----------            ----------

Equipment and leasehold improvements, net          $3,525,581            $5,140,247
                                                   ==========            ==========

 6. DEPOSITS

    Time deposits at December 31, 1995 and September 30, 1996 include noninterest-bearing amounts of approximately $45,000,000 and $55,000,000, respectively.

    All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1995 and September 30, 1996.

 7. REPURCHASE AGREEMENTS

    The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The Company had liabilities under these agreements of $74,401,454 and $224,626,676 at December 31, 1995 and September 30, 1996 respectively. The interest rate on the outstanding agreements at December 31, 1995 ranged from 5.5% to 6.0% and all agreements matured on January 2, 1996. The interest rate on the outstanding agreements at September 30, 1996 ranged from 4.95% to 5.98% and all agreements matured by October 2, 1996. The following securities were pledged under these agreements at December 31, 1995 and September 30, 1996:

                                   DECEMBER 31, 1995              SEPTEMBER 30, 1996
                                CARRYING    APPROXIMATE        CARRYING    APPROXIMATE
                                 VALUE      MARKET VALUE        VALUE      MARKET VALUE

U.S. Treasury securities       $29,345,800   $29,345,800     $ 20,065,600  $ 20,065,600
Mortgage-backed securities      47,211,518    47,254,137      214,700,044   214,597,239
                               -----------   -----------     ------------  ------------

Total                          $76,557,318   $76,599,937     $234,765,644  $234,662,839
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

    IFSC has authorized 1,000,000 shares of Preferred Stock, 650,000 shares of Class A Common Stock and 20,000,000 shares of Common Stock, all with a par value of $.01 per share. At December 31, 1995 and September 30, 1996, there were no preferred shares issued or outstanding. There were 593,500 and 420,181 shares of Class A Common Stock and 5,850,500 and 6,024,131 Common Stock issued and outstanding at December 31, 1995 and September 30, 1996, respectively. The Common Stock and Class A Common Stock are identical except that the Class A Common Stock has ten votes per share and automatically converts into Common Stock upon transfer and under certain other circumstances.

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

    In November 1995, the Company granted 114,000 shares to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vest in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. The Company has recorded deferred compensation of $2,117,787 and $1,797,400 at December 31, 1995 and September 30, 1996, respectively, pursuant to these grants.

    A summary of option activity under all plans is as follows:

                                     NUMBER OF    EXERCISE PRICE
                                       SHARES        PER SHARE

Outstanding at December 31, 1995       211,500              $16.50
Granted                                  7,500   $22.375 - $22.625
Exercised                                 (312)             $16.50
Expired                                 (4,688)             $16.50
                                       -------

Outstanding at September 30, 1996      214,000
                                       =======

Exercisable at September 30, 1996       35,408
                                       -------


    Under Massachusetts law, trust companies such as the Bank may only pay dividends out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. If, prior to declaration of a dividend, the Bank's capital stock and surplus accounts do not equal at least 10% of its deposit liabilities, then prior to the payment of the dividend, the Bank must transfer from net profits to its surplus account the amount required to make its surplus account equal to either (i) together with capital stock, 10% of deposit liabilities, or (ii) subject to certain adjustments, 100% of capital stock. The Bank and IFSC are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1996, the Bank and IFSC are required to have minimum Tier 1 and total capital ratios of 3% and 8%, respectively. The actual ratios at that date were in excess of all regulatory requirements.

9.  PROCEEDS FROM ASSIGNMENT OF UNIT INVESTMENT TRUST SERVICING, NET

    During the first nine months of 1995, the Company recognized a net gain of $2,572,298 of noninterest income resulting from the assignment to another company of the rights to service approximately $5.0 billion of unit investment trust assets. In connection with the assignment, the Company adjusted to market value interest rate floors with a notional amount of $80,000,000, and the resulting loss of $1,057,700 is reported net of the cash proceeds from the assignment of unit investment trust servicing. These interest rate floors had previously been designated as hedges of fees from the unit investment trusts (see Note 10).

10. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    LINES OF CREDIT - At September 30, 1996, the Company had commitments to individuals under collateralized open lines of credit totaling $64,220,700, against which $28,745,312 in loans was drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

    INTEREST-RATE CONTRACTS - The following table summarizes the contractual or notional amounts of derivative financial instruments held by the Company at September 30:

       Interest rate contracts:
                Swap agreements                   $110,000,000
                Floor contracts                    $80,000,000

    Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. An interest rate floor is a contract purchased from a counterparty which specifies a minimum interest rate for the specified period of time. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. Credit risk is limited to the posititve market value of the derivative financial instrument, which is significantly less than the notional value. The positive market value of the interest rate contracts was $0 at September 30, 1996.

11. COMMITMENTS AND CONTINGENCIES

    RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances with the Federal Reserve Bank. The reserve balance requirement as of September 30, 1996 was $24,802,000. In addition, other cash balances in the amount of $1,391,679 were pledged to secure clearings with a depository institution as of September 30, 1996.

    LEASE COMMITMENTS - Minimum future commitments on noncancelable operating leases at September 30, 1996 were as follows:

                          Bank
Fiscal Year Ending      Premises   Equipment

    1996                  965,786    269,574
    1997                3,821,070    697,459
    1998                4,252,481    376,843
    1999                4,252,481    109,122
    2000 and beyond    31,240,242          -

    Total rent expense was $3,090,666 and $3,109,603 for the nine months ended September 30, 1995 and 1996, respectively.

    CONTINGENCIES - The Company provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at September 30, 1996 that are material to the consolidated financial position or results of operations of the Company.

12. FOREIGN EXCHANGE CONTRACTS

    The Company enters into foreign exchange contracts with clients and simultaneously enters into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees. A summary of foreign exchange contracts outstanding at December 31, 1995 and September 30, 1996 is as follows (in thousands):

                                DECEMBER 31, 1995               SEPTEMBER 30, 1996
                       ---------------------------------  -------------------------------
                                              UNREALIZED                       UNREALIZED
CURRENCY                 PURCHASES   SALES    GAIN/LOSS   PURCHASES   SALES    GAIN/LOSS

Australian (Dollar)        $   482   $   482           -    $   499   $   499           -
Belgian (Franc)                715       715           -      1,235     1,235           -
Spain (Paseta)                   -         -           -        346       346           -
Canadian (Dollar)              118       118           -      3,727     3,727           -
France (Franc)                 859       859           -      8,711     8,711           -
Germany (Mark)                 955       955           -      8,499     8,499           -
Hong Kong (Dollar)           1,991     1,991           -        296       296           -
Japan (Yen)                 46,211    46,211           -     45,569    45,569           -
Malaysia (Ringgit)             505       505           -        562       562           -
Netherlands (Guilder)        1,797     1,797           -        820       820           -
Switzerland (Franc)              8         8           -        999       999           -
Other currencies               545       545           -      1,293     1,293           -
                           -------   -------       -------  -------   -------     -------
                           $54,186   $54,186           -    $72,556   $72,556           -
                           =======   =======       =======  =======   =======     =======


 The maturity of contracts outstanding as of September 30, 1996 is as follows:

Maturity         Purchases   Sales
October 1996       $63,831   $63,831
November 1996        4,725     4,725
January 1997         2,500     2,500
February 1997        1,500     1,500


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

      The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiary, Investors Bank & Trust Company, provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Currently, the Company provides financial asset administration services for assets totaling approximately $111 billion, including approximately $8.5 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

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

      The Company is now able to expand current business activities and participate in certain additional business activities which may result in increased revenues generated by an increase in client deposits and lending opportunities. The Company's clients typically generate cash balances from securities sales and other transactions which they seek to invest on a short-term basis. Because the Company had been subject to the CEBA 7% annual asset growth cap, it was not able to accept those deposits prior to the completion of the Spin-Off Transaction and directed them to other financial institutions, foregoing a potential source of revenue. The Company directed client deposits averaging approximately $1.2 billion daily to other financial institutions in the fiscal year ended October 31, 1995. Since the completion of the Spin-Off Transaction and the Offering, the Company has redirected an average of approximately $360 million daily of these balances into its own deposit products. Similarly, many of the Company's clients use credit lines to leverage their portfolios or to handle overnight cash shortfalls. CEBA requirements restricted the Company from making commercial loans of this type. As a result of the removal of CEBA limitations, the Company is now able to make commercial loans. Since December 1995, the Company has entered into agreements to provide up to an aggregate of $40 million under secured lines of credit to mutual fund clients. In addition, the Company makes fully secured advances to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those mutual fund clients.

      In November 1996, the Bank executed agreements with the Merrimac Master Portfolio and the Merrimac Funds, newly formed master-feeder investment companies (the "Funds"), pursuant to which the Company has agreed to act as investment adviser to the Funds. At the same time, the Company engaged the Bank of New York to act as sub-adviser to manage the investments of the Funds. In addition to acting as adviser to the Funds, the Bank has entered into agreements to provide custody, fund accounting, administration, transfer agency and certain other related services to the Funds. Currently, the Funds have one operating master fund, the Merrimac Cash Portfolio, and one operating feeder fund, the Merrimac Cash Fund. The Merrimac Cash Fund offers its shares only to institutions and other "accredited investors" (as that term is defined in Rule 501(a) under the Securities Act of 1933) and invests all of its assets in the Merrimac Cash Portfolio. The Merrimac Cash Portfolio invests its assets in high quality money market instruments. The Funds may add additional feeder funds and master funds in the future.

      The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and noninterest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes the expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus noninterest income) and net income are meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 22% from $44,031,000 in the first nine months of 1995 to $53,728,000 in the first nine months of 1996.

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

      The Company's future results may be subject to substantial risks and uncertainties. Because certain fees charged by the Company for its services, including fees for the provision of investment advisory and other services to the Merrimac Funds and the Merrimac Master Portfolios, are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days notice. Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the Company. The segment of the financial services industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

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

 STATEMENT OF OPERATIONS

 Comparison of Operating Results for the Nine Months Ended September 30, 1996 and 1995

 Noninterest Income

      Noninterest income increased $1,372,000 to $41,076,000 for the nine months ended September 30, 1996 from $39,704,000 for the prior period. Noninterest income consists of the following items:

                                             For the Nine Months Ended
                                                   September 30,
                                     -------------------------------------   -----------
                                              1995                1996          Change
                                     -------------------------------------   -----------
                                              (Dollars in thousands)
Asset administration fees                         $36,701            $40,662       11%
Proceeds from assignment of UIT
     servicing, net                                 2,572                  -        -
Computer service fees                                 376                365       (3)
Other operating income                                 55                 57        4
Loss on sale of investment security                     -                 (8)       -
                                           --------------      -------------
Total Noninterest Income                          $39,704            $41,076        3%
                                     =======================================

      Asset administration fees increased due principally to higher levels of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration. Total assets processed increased to $111 billion at September 30, 1996 from $90 billion at September 30, 1995. Of the $21 billion net increase in assets processed from September 30, 1995 to September 30, 1996, approximately 13% of the increase reflects assets processed for new clients, and the remainder of the increase reflects growth of assets processed for existing clients and improved methods for tracking the amount of assets processed, offset in part by the assets of clients no longer serviced by the Company. The remainder of the growth in asset administration fees was due to the net expansion of relationships with existing clients and increased use of the Company's cash management and foreign exchange services. In addition, because the Company is now able to accept deposits that had been historically directed to other financial institutions due to CEBA asset growth restrictions, the Company has experienced a shift in the mix of compensation received from its clients. See "Overview" in this Item 2. A larger portion of the Company's compensation from clients is now in the form of interest income generated from client deposits, resulting in a decrease to asset administration fees and a related increase in net interest income. The growth in asset administration fees was also offset by the transfer of unit investment trust assets discussed below. The administration of these assets accounted for approximately $1,491,000 in asset administration fees in the nine months ended September 30, 1995.

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

 Operating Expenses

      Total operating expenses increased by $6,321,000 to $44,807,000 for the nine months ended September 30, 1996 compared to $38,486,000 for the nine months ended September 30, 1995. The components of operating expenses were as follows:

                                          For the nine months ended September
                                                          30,
                                        ------------------------------------   -----------
                                                  1995               1996          Change
                                        ------------------------------------   -----------
                                              (Dollars in thousands)
Compensation                                      $20,707            $23,436       13%
Pension and other employee benefits                 3,556              3,905       10
Occupancy                                           3,199              3,243        1
Equipment                                           3,622              3,991       10
Insurance                                             797                746       (6)
Subcustodian Fees                                   1,410              2,930      108
Depreciation and amortization                       1,091              1,095        -
Professional Fees                                   1,154              1,627       41
Travel and sales promotion                            559                699       25
Other operating expenses                            2,391              3,135       31
                                     --------------------   ----------------
Total Noninterest Income                          $38,486            $44,807       16%
                                     ====================   ================

      Compensation of officers and employees increased by $2,729,000 or 13% from period to period due to several factors. The number of employees increased 13% to 742 at September 30, 1996 from 657 at September 30, 1995. In addition, compensation expense related to the Company's management incentive plan increased because of the increase in earnings subject to incentive in the first nine months of 1996 compared to the first nine months of 1995. The remainder of the increase in compensation expense resulted from salary increases.

      Pension and other employee benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased to $3,905,000 for the nine months ended September 30, 1996 from $3,556,000 for the same period in 1995. The 10% increase was due to increased payroll taxes attributable to the increase in compensation expense and a decrease in the discount rate used to calculate the expense of the defined benefit retirement plan.

      Equipment expenses vary with the level of assets processed by the Company. The $369,000 increase between periods was due principally to the growth in assets processed by the company.

      Subcustodian expense consists of fees paid to centralized clearinghouses and depositories for settling and holding securities on the Company's behalf. This expense increased $1,520,000 to $2,930,000 for the nine months ended September 30, 1996 from $1,410,000 for the nine months ended September 30, 1995. This increase results from the increase in foreign assets processed, which are subject to higher subcustodian fees, from $6.6 billion at September 30, 1995 to $8.5 billion at September 30, 1996, and from the movement by clients into emerging markets with higher cost structures. These costs are passed through to clients and make up part of the increase in asset administration fees.

      Professional fees increased $473,000 to $1,627,000 for the nine months ended September 30, 1996 from $1,154,000 for the nine months ended September 30, 1995. This increase results primarily from the Company's increased use of contract programmers to perform systems development work. Another factor contributing to this increase is legal fees incurred in connection with the Company's initial compliance with year-end related filings with the Securities and Exchange Commission and the change of the Company's fiscal year. The Company has hired general counsel to, among other things, assist with these reporting requirements in the future.

      Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with making sales calls on potential clients, traveling to existing client sites and the Company's foreign subsidiaries, and attending industry conferences. This expense increased $140,000 to $699,000 for the nine months ended September 30, 1996 from $559,000 for the nine months ended September 30, 1995 due primarily to increased travel to the foreign subsidiaries.

      Other operating expenses increased $744,000 to $3,135,000 for the nine months ended September 30, 1996 from $2,391,000 for the nine months ended September 30, 1995. Other operating expenses include fees for daily market pricing data, telephone, office supplies, and Delaware excise tax. Fees for daily market pricing data vary with the level of assets processed. Other expenses such as telephone and office supplies vary with staffing levels. The Delaware excise tax is based on the number of shares authorized for issuance by the Company. This tax was imposed on the Company after its formation as a Delaware corporation in June 1995 and accounts for $135,000 of the increase between periods. The remainder of the increase relates to the increases in assets processed and staffing levels.

Net Interest Income

      Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the six months ended September 30, 1996 compared to the same period in 1995.

                                      Change   Change
                                      Due to   Due to
                                      Volume    Rate      Net
                                      -------  -------  -------
                                       (Dollars in thousands)
INTEREST-EARNING ASSETS
Fed funds sold and
    interest-earning deposits         $   691   $ (23)  $   668
Investment securities                  17,631     389    18,020
Loans                                     860    (179)      681
                                      -------   -----   -------
Total interest-earning assets          19,182     187    19,369
                                      -------   -----   -------

INTEREST-BEARING LIABILITIES
Deposits                                4,947     122     5,069
Borrowings                              5,920       6     5,926
                                      -------   -----   -------
Total interest-bearing liabilities     10,867     128    10,995
                                      -------   -----   -------

Change in net interest income         $ 8,315   $  59   $ 8,374
                                      =======   =====   =======


      Net interest income increased $8,374,000 or 194% to $12,702,000 for the nine months ended September 30, 1996 from $4,328,000 for the same period in 1995. This net increase resulted from an increase in interest income of $19,369,000 offset by an increase in interest expense of $10,995,000. The net impact of the above changes was a 222 basis point decrease in net interest margin.

      The increase in interest income resulted primarily from a higher level of interest earning assets. Prior to the Spin-Off Transaction, the Company was subject to a 7% annual asset growth cap under CEBA. The elimination of the CEBA growth restriction has allowed the Company to accept deposits from clients which it had historically directed to other financial institutions. The Company's average assets for the nine months ended September 30, 1996 increased $434,133,000 or 355% compared to the same period in 1995. This growth primarily resulted from an increase in average interest earning assets of $402,688,000.

      Interest expense increased $10,995,000 due to the higher level of deposits and an increase in the interest rate paid by the Company. Prior to the Spin-off Transaction, the Company was not trying to attract deposits to its balance sheet and therefore did not pay a competitive interest rate. The average rate paid on deposits and short-term borrowings increased from 3.51 % to 4.81% between periods.

Income Taxes

      The Company's earnings were taxed on the federal level at 34% for the 1996 and 1995 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 12.54%. The provision for income taxes for the nine months ended September 30, 1996 increased by $1,280,000 over the same period in 1995. The overall effective tax rate decreased to 38.5% for the nine months ended September 30, 1996, from 38.8% for the same period in 1995. The decrease in the effective tax rate is due to a decrease in the income of the Company's Canadian subsidiary, which was taxed at the Canadian effective rate of 45.37%, and the related increase in the income of the Company's subsidiaries in Dublin and the Cayman Islands, which are lower tax jurisdictions, as the Company transferred certain offshore processing activities from Toronto to Dublin and the Cayman Islands.

Comparison of Operating Results for the Quarters Ended September 30, 1996 and
1995

Noninterest Income

      Noninterest income increased $1,875,000 to $14,034,000 for the quarter ended September 30, 1996 from $12,159,000 for the prior period. Noninterest income consists of the following items:

                                        For the Quarters Ended September
                                                       30,
                                     ------------------------------------  ---------
                                             1995              1996          Change
                                     ------------------  ----------------  ---------
                                             (Dollars in thousands)

Asset administration fees                       $12,015           $13,909       16%
Computer service fees                               126               119       (6)
Other operating income                               18                21       17
Gain on sale of investment security                   -               (15)       -
                                     ------------------      ------------
Total Noninterest Income                        $12,159           $14,034       15%
                                     ====================  ==============

       Asset administration fees increased due principally to higher levels of assets processed. The remainder of the growth in asset administration fees was due to the net expansion of relationships with existing clients and increased use of the Company's foreign exchange services.

Operating Expenses

       Total operating expenses increased by $2,940,000 to $15,377,000 for the quarter ended September 30, 1996 compared to $12,437,000 for the quarter ended September 30, 1995. The components of operating expenses were as follows:

                                         For the quarter ended September
                                                         30,
                                     -----------------------------------   --------
                                                1995               1996     Change
                                     --------------------  -------------   --------
                                             (Dollars in thousands)

Compensation                                    $ 6,835          $ 8,146      19%
Pension and other employee benefits               1,109            1,327      20
Occupancy                                           968            1,029       6
Equipment                                         1,179            1,355      15
Insurance                                           261              158     (39)
Subcustodian Fees                                   410            1,120     173
Depreciation and amortization                       335              403      20
Professional Fees                                   316              597      89
Travel and sales promotion                          150              206      37
Other operating expenses                            874            1,036      19
                                       ------------------  -------------
Total Noninterest Income                        $12,437          $15,377      24%
                                       ==================  =============

       Compensation of officers and employees increased by $1,311,000 or 19% from quarter to quarter due to several factors. The number of employees increased 13% to 742 at September 30, 1996 from 657 at September 30, 1995. In addition, compensation expense related to the Company's management incentive plan increased because of the increase in earnings in the third quarter of 1996 compared to the third quarter of 1995. The remainder of the increase in compensation expense resulted from salary increases.

       Pension and other employee benefits increased to $1,327,000 for the quarter ended September 30, 1996 from $1,109,000 for the same period in 1995. The 20% increase was due to increased payroll taxes attributable to the increase in compensation expense and a decrease in the discount rate used to calculate the expense of the defined benefit retirement plan.

       Equipment expense consists of operating lease payments for microcomputers, and fees charged by EDS for processing and data storage services provided to the Company. These expenses vary with the level of assets processed by the Company. The $176,000 increase between periods is due principally to the growth in assets processed.

       Insurance expense decreased 39% from $261,000 for the quarter ended September 30, 1995 to $158,000 for the quarter ended September 30, 1996 due to the renegotiation of the Company's coverage for errors and omissions liability, directors and officers liability and blanket bond.

       Subcustodian expense increased $710,000 to $1,120,000 for the quarter ended September 30, 1996 from $410,000 for the quarter ended September 30, 1995. This increase results from the increase in foreign assets processed, which are subject to higher subcustodian fees, from $6.5 billion at September 30, 1995 to $8.5 billion at September 30, 1996, and from the movement by clients into emerging markets with higher cost structures.

       Depreciation and amortization expense increased $68,000 between periods due to purchases of furniture, equipment, and capitalized software in late 1995 and in 1996.

       Professional fees increased $281,000 to $597,000 for the quarter ended September 30, 1996 from $316,000 for the quarter ended September 30, 1995. This increase results from the Company's increased use of contract programmers to perform systems development work.

       Travel and sales promotion expense increased $56,000 to $206,000 for the quarter ended September 30, 1996 from $150,000 for the quarter ended September 30, 1995 due to increased travel to the foreign subsidiaries.

       Other operating expenses increased $162,000 to $1,036,000 for the quarter ended September 30, 1996 from $874,000 for the quarter ended September 30, 1995. Fees for daily market pricing data vary with the level of assets processed. Other expenses such as telephone and office supplies vary with staffing levels. The Delaware excise tax is based on the number of shares authorized for issuance by the Company. The increase relates to the increases in assets processed and staffing levels.

Net Interest Income

       Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended September 30, 1996 compared to the same period in 1995.

                                      Change   Change
                                      Due to   Due to
                                      Volume    Rate      Net
                                     -------  -------  -------
                                       (Dollars in thousands)
INTEREST-EARNING ASSETS
Fed funds sold and
    interest-earning deposits          $  149    $  7    $  156
Investment securities                   7,984     117     8,101
Loans                                     358     (61)      297
                                       ------    ----    ------
Total interest-earning assets           8,491      63     8,554
                                       ------    ----    ------

INTEREST-BEARING LIABILITIES
Deposits                                2,340       7     2,347
Borrowings                              3,141       3     3,144
                                       ------    ----    ------
Total interest-bearing liabilities      5,481      10     5,491
                                       ------    ----    ------

Change in net interest income          $3,010    $ 53    $3,063
                                       ======    ====    ======



       Net interest income increased $3,063,000 or 187% to $4,698,000 for the quarter ended September 30, 1996 from $1,635,000 for the same period in 1995. This net increase resulted from an increase in interest income of $8,554,000 offset by an increase in interest expense of $5,491,000. The net impact of the above changes was a 286 basis point decrease in net interest margin.

       The increase in interest income resulted primarily from a higher level of interest earning assets. As discussed above, the elimination of the CEBA asset growth restriction has allowed the Company to accept deposits from clients which it had historically directed to other financial institutions. The Company's average assets for the quarter ended September 30, 1996 increased $564,850,000 or 424% compared to the same period in 1995. This growth primarily resulted from an increase in average interest earning assets of $531,908,000.

       Interest expense increased $5,491,000 due to the higher level of deposits and an increase in the interest rate paid by the Company. Prior to the Spin-off Transaction, the Company was not trying to attract deposits to its balance sheet and therefore did not pay a competitive interest rate. The average rate paid on deposits and short-term borrowings increased from 3.69% to 4.90% during the period.

Income Taxes

       The Company's earnings were taxed on the federal level at 34% for the 1996 and 1995 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 12.54%. The provision for income taxes for the quarter ended September 30, 1996 increased by $813,000 over the same period in 1995. The overall effective tax rate increased to 38.5% for the quarter ended September 30, 1996, from 35.2% for the same period in 1995. The increase in the effective tax rate is due to the timing of the recognition of tax expense in 1995; the overall effective tax rate in 1995 was 40%.

FINANCIAL CONDITION

Investment Portfolio

The following table summarizes the Company's investment portfolio for the dates indicated:

                                       December 31,  September 30,
                                     -------------- --------------
                                           1995          1996
                                     -------------- --------------
                                         (Dollars in thousands)
SECURITIES HELD TO MATURITY:
Mortgage-backed securities                 $144,124       $351,607
Federal Agency securities                    10,000         20,000
Foreign government securities                     -          7,842
                                     -------------- --------------
Total securities held to maturity          $154,124       $379,449
                                     ============== ==============


SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                   $ 50,652       $ 45,246
Mortgage-backed securities                   40,167        187,247
                                     -------------- --------------
Total securities available for sale        $ 90,819       $232,493
                                     ============== ==============

The investment portfolio is used to invest depositors funds and provide a secondary source of earnings for the Company. In addition, the Company uses the investment portfolio to secure open positions at securities clearing banks in connection with its custody services. The portfolio is composed of U.S. Treasury securities, mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), and Federal Agency callable bonds issued by FHLMC and the Federal Home Loan Bank ("FHLB"), and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

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

       The Company invests in foreign government bonds in order to generate foreign source income to maximize the use of the foreign tax credit. The foreign government bonds are denominated in U.S. dollars to avoid foreign currency risk.

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

       The book value and weighted average yield of the Company's securities held to maturity at September 30, 1996, by effective maturity, are reflected in the following table.

                                                      Weighted
                                                      Average
                                        Book Value     Yield
                                      ------------   ---------
Due within one year                         10,000      6.42%
Due from one to five years                 100,256      6.74%
Due after five years up to ten years       222,267      6.92%
Due after ten years                         46,926      6.55%
Total securities                          $379,449
                                      ============

The book value and weighted average yield of the Company's securities available for sale at September 30, 1996, by effective maturity, are reflected in the following table.

                                                     Weighted
                                                      Average
                                        Book Value     Yield
                                      ------------   ---------
Due within one year                       $ 20,066      5.87%
Due from one to five years                 196,925      7.00%
Due after five years up to ten years        15,502      6.96%
                                      ------------
Total securities                          $232,493
                                      ============

The maturities of mortgage backed securities have been allocated on the above tables as described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Loan Portfolio

The following table summarizes the Company's loan portfolio for the dates indicated:

                                         December 31,   September 30,
                                       --------------  ---------------
                                             1995            1996
                                       --------------  ---------------
                                            (Dollars in thousands)
Loans to individuals                          $12,610         $18,433
Loans to not-for-profit organizations             289              12
Loans to mutual funds                          10,000          25,356
                                       --------------  ---------------
                                               22,899          43,801
Less:  allowance for loan losses                  (35)            (84)
                                       --------------  ---------------
Net loans                                     $22,864         $43,717

Floating Rate                                 $22,839         $43,788
Fixed Rate                                         25              13
                                       --------------  ---------------
                                              $22,864         $43,801
                                       ==============  ===============

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

       Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for the borrower. Since December 1995, the Company has entered into agreements to provide up to an aggregate of $40 million under secured lines of credit to mutual fund clients. Loans to mutual funds also include advances by the Company to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those clients. The advances facilitate securities transactions and redemptions involving those mutual funds and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for those mutual funds.

       At September 30, 1996, the Company's only lending concentrations which exceeded 10% of total loans were revolving lines of credit to mutual fund clients as discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions. The Company also had a lending relationship at September 30, 1996 with Landon T. Clay, an officer of Eaton Vance and a principal stockholder of the Company, representing two loans aggregating $1,200,000 in principal amount. The Company also has a loan relationship with another officer of Eaton Vance, M. Dozier Gardner. These loans to Mr. Clay and Mr. Gardner were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions with unrelated third parties. Each of these loans was secured with non-voting common stock of Eaton Vance.

       The Company's credit loss experience has been excellent. There have been no loan chargeoffs in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of September 30, 1996, there were no past due loans, troubled debt restructurings, or any loans on nonaccrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of approximately $84,000 at September 30, 1996. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

       The following table presents the repricing schedule for the Company's interest earning assets and interests bearing liabilities at September 30, 1996:

                                            Within     Over Three    Over Six    Over One
                                             Three       to Six     to Twelve     Year to    Over Five
                                            Months       Months       Months    Five Years     Years      Total
                                        -----------  ------------  ----------  ------------  ----------  --------
                                                                  (Dollars in thousands)
Interest earning assets (1):
   Federal Funds Sold                     $  94,000                                                      $ 94,000
   Investment securities (2)                176,272      $134,213    $123,731     $110,015    $ 67,710    611,941
   Loans - fixed rate                                                                   13                     13
   Loans - variable rate                     43,788                                                        43,788
                                        -----------  ------------  ----------  ------------  ----------  --------
    Total interest earning assets           314,060       134,213     123,731      110,028      67,710    749,742


Interest bearing liabilities
   Demand deposit accounts                  218,163                                                       218,163
   Savings accounts                          22,598                                                        22,598
   Interest rate contracts                 (100,000)       30,000      70,000                                   0
   Repurchase agreements                    224,627                                                       224,627
                                        -----------  ------------  ----------  -----------  -----------  --------
    Total interest bearing liabilities      365,388        30,000      70,000            0           0    465,388
                                        -----------  ------------  ----------  ------------  ----------  --------


    Net interest sensitivity gap
    during the period                      ($51,328)     $104,213    $ 53,731     $110,028    $ 67,710   $284,354
                                        ===========  ============  ==========  ===========  ==========  =========

       Cumulative gap                      ($51,328)     $ 52,885    $106,616     $216,644    $284,354


Interest sensitive assets as a
   percent of interest sensitive
   liabilities (cumulative)                   85.95%       113.38%     122.91%      146.55%     161.10%

Interest sensitive assets as a
   percent of total assets
   (cumulative)                               40.10%        57.24%      73.03%       87.08%      95.73%


Net interest sensitivity gap as a
   percent of total assets                    (6.55%)       13.31%       6.86%       14.05%       8.65%

Cumulative gap as a percent
   of total assets                            (6.55%)        6.75%      13.61%       27.66%      36.31%
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

       The Company's ability to pay dividends on the Common Stock and Class A Common Stock depends on the receipt of dividends from Investors Bank & Trust Company. Investors Bank & Trust Company has historically paid an aggregate annual dividend of $60,000 to its stockholders. Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, Investors Bank & Trust Company expects to pay an annual dividend to the Company, which the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.04 per share of outstanding Common Stock and Class A Common Stock (approximately $257,772 based upon 6,444,312 shares outstanding as of September 30, 1996). On May 15, 1996 and July 15, 1996, the Company paid quarterly dividends of $.01 per share to the holders of the Company's Common Stock and Class A Common Stock. On October 15, 1996, the Board of Directors of the Company, after declaration by the Bank of a dividend in like amount, declared a quarterly dividend of $.01 per share payable on November 15, 1996 to holders of the Company's Common Stock and Class A Common Stock as of October 31, 1996.

       At September 30, 1996, cash and cash equivalents were 1% of total assets, compared to 7% of total assets at December 31, 1995. At September 30, 1996, approximately $119 million or 16% of total interest earning assets mature within a one year period.

       The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements is $72 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company.

       The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements is $425 million.

       The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $10,298,000 and $6,139,000 for the nine months ended September 30, 1995 and 1996, respectively. Net cash (used) provided by investing activities, consisting primarily of purchases of investment securities and proceeds from maturities of investment securities, was ($22,682,000) and ($470,009,000) for the nine months ended September 30, 1995 and 1996, respectively. Net cash (used) provided by financing activities, consisting primarily of net activity in deposits, was $12,695,000 and $449,805,000 for the nine months ended September 30, 1995 and 1996, respectively.

 CAPITAL RESOURCES

       Historically, the Company has financed its operations primarily through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. In addition, the Company purchased new transfer agency computer software in April 1996. As a result, the Company's capital expenditures were $1,047,000 and $2,725,000 for the nine months ended September 30, 1995 and 1996, respectively. Capital expenditures for the remainder of 1996 are expected to approximate $4,071,000, principally for furniture and equipment related to the Company's move during the first half of 1997 to a new location.

       Stockholders' equity at September 30, 1996 was $59,384,000, an increase of $5,963,000 or 11%, from $53,421,000 at December 31, 1995. The growth in stockholders' equity is attributable to an adjustment to the actual costs of the stock issuance completed in November 1995 and current period net income. The ratio of stockholders' equity to assets decreased to 7.58% at September 30, 1996 from 16.57% at December 31, 1995 due to the significant increase in assets.

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

       The following table summarizes the Company's Tier I and total capital ratios at September 30, 1996:

                                                  September 30, 1996
                                                ---------------------
                                                   Amount      Ratio
                                               ------------  ----------
                                                      (Dollars in
                                                       thousands)
Tier I capital                                    $ 58,472     29.8%
Tier I capital minimum requirement                   7,853      4.0%
                                                ---------- ---------
Excess Tier I capital                             $ 50,619     25.8%
                                                ========== =========

Total capital                                     $ 58,557     29.8%
Total capital minimum requirement                   15,705      8.0%
                                                 --------- --------
Excess total capital                              $ 42,852     21.8%

Risk adjusted assets, net of intangible assets    $196,318
                                                ==========



 In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Capital Ratio" as an additional tool to evaluate capital adequacy. The Leverage Capital Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Capital Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Capital Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Capital Ratio requires the capital of the Company to be reduced by most intangible assets. The Company's Leverage Capital Ratio at September 30, 1996 was 7.47%, which is in excess of regulatory requirements.

 The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated.


                                               Nine Months Ended September 30, 1995        Nine Months Ended September 30,
                                                                                                         1996
                                        -----------------------------------------------  ------------------------------------
                                              Average                          Average     Average                 Average
                                              Balance          Interest      Yield/Cost    Balance    Interest   Yield/Cost
                                        ------------------   ------------  ------------  ----------  ---------  -------------
INTEREST-EARNING ASSETS
Fed funds sold                                   $  5,929        $  261        5.87%     $ 23,288     $   968        5.54%
Interest-earning deposits                           1,000            45        6.00%          168           6        4.76%
Investment securities                              83,246         3,708        5.94%      445,023      21,728        6.51%
Loans                                              13,560           909        8.94%       37,944       1,590        5.59%
                                              -----------   -----------  ----------    ----------  ----------  ----------
Total interest-earning assets                     103,735         4,923        6.33%      506,423      24,292        6.40%
                                                            -----------  ----------                ----------  ----------
Allowance for loan losses                             (35)                                    (68)
Noninterest-earning assets                         18,474                                  49,952
                                              -----------                              ----------
Total assets                                     $122,174                                $556,307
                                              ===========                              ==========

INTEREST-BEARING LIABILITIES
Deposits:
   Demand                                        $ 11,263           327        3.87%     $143,239       5,236        4.87%
   Savings                                         10,747           181        2.25%       16,992         309        2.42%
   Time                                                 -             -           -           843          32        5.06%
Short Term Borrowings                                 606            87        4.01%      160,028       6,013        5.01%
                                              -----------   -----------  ----------    ----------  ----------  ----------
Total interest-bearing liabilities                 22,616           595        3.51%      321,102      11,590        4.81%
                                                            -----------  ----------                ----------
Noninterest bearing liabilities
   Demand deposits                                 33,330                                 129,190
   Noninterest bearing time deposits               46,829                                  45,036
   Other liabilities                                5,189                                   7,996
                                              -----------                              ----------
Total liabilities                                 107,964                                 503,324
Equity                                             14,210                                  52,983
                                              -----------                              ----------
Total liabilities and equity                     $122,174                                 556,307
                                              ===========                              ==========

Net interest income                                              $4,328                               $12,702
                                                            ===========                            ==========

Net interest margin (1)                                                        5.56%                                 3.34%
Average interest rate spread (2)                                               2.82%                                 1.58%
Ratio of interest-earning assets to                                          458.68%                               157.71%
   interest-bearing liabilities
----------------------------------------

(1) Net interest income divided by  total interest-earning assets
(2) Yield on interest-earning assets less rate paid on interest-bearing liabilities


 PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a.  Exhibit 11.1:   Statement of Computation of Earnings Per Share:

                                                                         Three Months Ended September 30,
                                                              -----------------------------------------------------
                                                                        1995                      1996
                                                              -------------------------     -----------------------
                                                                     (in thousands, except per share data)

Net income                                                             $  880                       $2,065

Weighted average number of common shares outstanding                    4,030(2)                     6,444

Dilutive effect of common equivalent
 shares of stock options and warrants                                       -                           27

Weighted average number of common and                         -------------------------     -----------------------
 common equivalent shares outstanding                                    4,030                       6,471

                                                              =========================     =======================

Net income per share (1)                                                $  .22                      $  .32
                                                              =========================     =======================

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

b. No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INVESTORS FINANCIAL SERVICES CORP.



 Date:  November 8, 1996         By:/s/ Kevin J. Sheehan
                                    ---------------------
                                    Kevin J. Sheehan
                                    Chairman, President and Chief
                                    Executive Officer



                                 By:/s/ Karen C. Keenan
                                    --------------------
                                    Karen C. Keenan
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)