Form 10-K
period 1996-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 1997-03-05
CIK 949589

================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                     For the transition period from _______ to _______
                         COMMISSION FILE NUMBER 0-26996

                              INVESTORS FINANCIAL
                                 SERVICES CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         04-3279817
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         89 SOUTH STREET
          P.O. BOX 1537                                       02205
       BOSTON, MASSACHUSETTS                               (Zip Code)
(Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 330-6700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                      CLASS A COMMON STOCK, $.01 PAR VALUE
                SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No_____
                                              -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant was $189,006,707 based on the last reported sale price of $34.25 on The Nasdaq National Market on February 18, 1997 as reported by Nasdaq.

     As of February 18, 1997, there were 6,101,636 shares of Common Stock outstanding and 342,676 shares of Class A Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such proxy statement are incorporated by reference into Part III of this report.

================================================================================

ITEM 1.   BUSINESS

GENERAL

     Investors Financial Services Corp. (the "Company"), based in Boston, Massachusetts, provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company(R). The Company provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for assets that totaled approximately $122 billion at December 31, 1996, including assets managed by 51 mutual fund complexes and insurance companies and approximately $9 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

     The Company operated as a subsidiary of Eaton Vance Corp. ("Eaton Vance"), an investment management firm conducting business through subsidiaries, from its formation in 1969 through November 1995. In 1995, the boards of directors of the Company and Eaton Vance determined to separate the business operations of the Company from those of Eaton Vance by means of a tax free, pro rata distribution of Eaton Vance's ownership interest in the Company to the stockholders of Eaton Vance (the "Spin-Off Transaction"). The principal reasons for the Spin-Off Transaction were to eliminate certain regulatory restrictions to which the Company was subject under the Competitive Equality Banking Act of 1987 ("CEBA"), and to enable the Company to pursue its business goals independent of Eaton Vance. In order to avoid being regulated as a bank holding company under the Bank Holding Company Act of 1956, Eaton Vance had operated Investors Bank & Trust Company under certain growth and activity restrictions. The elimination of the CEBA growth and activity restrictions enabled the Company to expand its current business activities and participate in certain additional business activities. The Spin-Off Transaction was completed on November 10, 1995, prior to the completion of an initial public offering of 2,300,000 shares of the Company's Common Stock, $.01 par value, (the "Common Stock") on November 14, 1995 (the "Offering"). As used herein, the defined term "Company" shall mean Investors Financial Services Corp. from and after June 29, 1995, the date of organization of Investors Financial Services Corp., and shall mean Investors Bank & Trust Company prior to that date, unless the context otherwise indicates. Investors Bank & Trust Company is sometimes referred to herein as the "Bank."

     Prior to the completion of the Spin-Off Transaction, the Company's fiscal year end was October 31, the fiscal year end observed by Eaton Vance and the Company filed an annual report on Form 10-K with the Securities and Exchange Commission for the year ended October 31, 1995. In December 1995, the Company elected to change its fiscal year end from October 31 to December 31 in order to align its fiscal year end with its regulatory, tax and budget reporting period. The Company filed a Transition Report on Form 10-K for the two-month period from November 1, 1995 through December 31, 1995 (the "Transition Period"). Accordingly, this report contains certain financial information and operating results for the years ended October 31, 1994 and 1995, for the Transition Period and for the year ended December 31, 1996. The operating results for the Transition Period are not necessarily indicative of annualized results.

OVERVIEW OF THE FINANCIAL SERVICES INDUSTRY

     In the financial services industry, asset managers, whether independent or affiliated with investment management companies, banks or insurance companies, manage and invest financial assets entrusted to them. Asset managers utilize a broad range of pooled investment products such as mutual funds, unit investment trusts, separate accounts and variable annuities to achieve their clients' investment goals. Asset administration companies, such as the Company, perform various services for the asset managers and the pooled products they sponsor, including domestic and global custody, multicurrency accounting, transfer agency, portfolio performance measurement, foreign exchange, securities lending, administration and advisory services.

     The Company believes that the rapid pace of financial asset creation through the flow of assets into pooled products and other investment products and the related asset administration of those products is the key to revenue growth for asset administration companies. As shown in the chart below, total financial assets managed by mutual fund companies, insurance companies, private pension funds and banks have grown at an average annual rate of over 12% since 1990. Mutual funds, such as those serviced by the Company, make up a large part of the financial assets in pooled investment vehicles and have grown at the most rapid pace. The U.S. mutual fund market has grown at an average annual rate of 19.32% since 1990, with over $3.0 trillion in assets at September 30, 1996. According to Bank Securities Journal, worldwide fund assets were over $5.4 trillion in June 1996, an increase of $3.0 trillion in approximately five years.

TOTAL U.S. FINANCIAL ASSETS
  (in billions)                          DECEMBER 31, 1990  SEPTEMBER 30, 1996  GROWTH RATE
Mutual Funds                                  1,154.6             3,197.7         19.32%
Life Insurance Companies                      1,367.4             2,199.0          8.60
Private Pension Funds                         1,610.9             2,873.1         10.57
Bank Personal Trusts and Estates                522.1               773.5          7.07
                                              -------             -------
    Total                                     4,655.0             9,043.3         12.22%
                                              =======             =======

Source:   Federal Reserve Bank

     The asset administration environment differs by asset management organization and operational philosophy. Most asset managers outsource custody services. In many cases, they use multiple custodians to foster cost reduction through competition. Large asset managers may have the critical mass necessary to justify the cost of in-house facilities to handle accounting, administration and transfer agency services, while smaller asset managers outsource these services as well. The Company believes that asset administration companies such as the Company operate most efficiently when bundling services such as custody and accounting with value-added services such as securities lending and foreign exchange. The Fund Accounting and Custody Tracking System ("FACTS"), the software system developed and owned by the Company, with its integrated functionality, supports these services, so that information is input once and is entered into various administrative subsystems without manual intervention.

     Providing asset administration services offshore is a growing activity in the financial services industry. Non-U.S. investors in certain pooled investment vehicles are subject to U.S. income tax if their income is effectively connected with the conduct of a trade or business in the U.S. Operating an investment fund from an offshore location is a requirement for sheltering an investment fund from U.S. taxation. In July 1993, the Company opened a subsidiary in Toronto, Canada to service the growing offshore mutual fund market. In July 1994, the Company opened an office in Dublin, Ireland to service European clients. In February 1996, the Company opened a small administration site in the Cayman Islands to service Caribbean-based funds.

     Another driving force in the financial services industry is information technology. Asset managers are able to create innovative investment products using data from world markets as a result of more powerful and affordable information processing power, coupled with the ability to send large volumes of information instantly through widely dispersed communication networks. Timely on-line access to electronic information on security positions, prices and price shifts facilitate on-line currency trading, indexation of assets, real time arbitrage, and hedging through the use of derivative securities. Asset administration providers use technology as a competitive tool to deliver precise and functional information to the asset managers, and to increase value-added services. Value-added services include performance measurement and analytical tools for asset managers, such as reports showing time-weighted return, performance by sector, and time-weighted return by sector. Other factors, such as the reduction in settlement times in world markets, have created greater demand for asset administration service providers to have on-line, real-time systems. The Company believes that the integrated nature of FACTS, compared with the disparate systems used for different tasks by many other financial service providers, provides the Company with a competitive advantage and positions the Company well to respond to the changing technological demands of the financial services industry.

     Competition in the asset administration industry has reduced pricing in almost all business segments, particularly with respect to custody services and trustee services. Partially offsetting this trend is the development of new services that have higher margins. The Company's continuous investment in technology has permitted it to offer new value-added services to clients, such as offshore custody and fund accounting, securities lending and foreign exchange at competitive prices around the globe. Technological evolution and new service innovation enable the Company to generate additional revenues to offset price pressure in maturing service lines.

     Asset managers create different investment structures in an effort to capture the efficiencies of larger pools of assets. One example of this innovation is the master-feeder structure. In the master-feeder structure, one or more investment vehicles (the "feeder funds") with identical investment objectives pool their assets in a common portfolio held by a separate investment vehicle (the "master fund"). This structure permits each of the feeder funds to be sold to a separate target market and through a different distribution channel even if the feeder fund, on a stand alone basis, would not be large enough to support its operating costs. The feeder funds benefit from economies of scale available to the larger pool of funds invested in the master fund. A patented variation of the master-feeder structure, Hub and Spoke(R), is marketed by Signature Financial Group, Inc. ("SFG"). At December 31, 1996, the Company processed over $30 billion of assets in the master-feeder structures, including $27 billion of assets processed in the Hub and Spoke structure. See "The
Company - Company Strategy."

     In addition, a growing number of mutual funds have been structured as multiple class funds in order to address the differing requirements and preferences of potential investors. In the typical multiple class environment, investors have the option of purchasing fund shares with the sales load structure that best meets their short-term and long-term investment strategy. Multiple class arrangements allow an investment company to sell interests in a single investment portfolio to separate classes of stockholders. Multiple class funds, due to the increased complexity of their structure, present new opportunities for asset administration companies.

     The financial asset service industry has recently experienced a consolidation among service providers. The Company believes that its size and its responsiveness to client needs provide the financial services industry with an asset administration alternative to superregional and money center banks and other administration providers. In addition, consolidation within the industry creates opportunity for the Company as prospective clients review their relationships with existing service providers. The Company's sales and marketing group actively monitors these situations as they develop.

COMPANY STRATEGY

     Global and domestic custody and multicurrency accounting are the principal asset administration services provided to the Company's clients. The Company's securities lending, foreign exchange, transfer agency and mutual fund administration and investment advisory services are value-added services utilized by clients based on their particular needs. The Company's objective is to provide a broad range of services to all clients, maximize the use of its value-added services and increase the size of its client base. To achieve this objective, the Company has adopted the following strategy:

     . Deliver superior service and expand client relationships. Service quality in asset administration relationships is a key to maintaining existing business and attracting new clients. The Company takes an integrated approach to asset administration rather than the functional approach of some of its competitors. Instead of separate departments managing components of the custody and accounting task (e.g., trade settlement, income collection, corporate actions, general ledger accounting, portfolio accounting and pricing), the Company has integrated these custody and accounting functions and dedicates a single operations team to handle all work for a particular account or fund. In addition, each client is assigned a Client Manager, independent of the operations team, to anticipate the client's needs, to coordinate service delivery, and to provide consulting support.
          The Company believes that its strong client relationships create continuing opportunities to provide additional services to existing customers. Financial assets processed by the Company for existing clients increased by $21.6 billion during the year ended December 31, 1996.

     . Maintain technological expertise. The asset administration industry requires the technological capability to support a wide range of global security types and complex portfolio structures in both local and base currencies, as well as the telecommunications flexibility to support the diversity of global communications standards. FACTS was developed in the mid-1980s to support the Company's integrated approach to the provision of services to its clients. From a systems standpoint, FACTS is an integrated computerized information system that provides custody, securities movement and control, portfolio accounting, general ledger accounting, pricing, net asset value calculation, and Hub and Spoke or master-feeder processing into a single information system. By consolidating these functions, the Company has eliminated redundancy in data capture and reduced the opportunity for clerical error. The FACTS architecture enables the Company to modify the system quickly, resulting in increased processing quality and efficiency for its clients. The Company believes that this integrated architecture helps differentiate the Company from its competitors.

               System enhancements and upgrades are an ongoing part of asset administration, both to remain competitive and to create information delivery mechanisms that add value to the information available as part of clearing and settling transactions. During the past two years, the Company has developed standardized data extracts and automated interfaces that allow its clients to connect electronically with the Company's host computer and access data collected from clearance and settlement transactions in multiple currencies on a real-time basis. Through these information-sharing tools, the Company is better equipped to expand its custody and accounting services with foreign exchange services and asset and transaction reporting and monitoring services. This electronic linkage also positions the Company to respond quickly to client requests.

               The Company's 75 systems professionals have developed expertise in various advanced technologies, including graphical user interfaces, relational database management systems, distributed processing and imaging technology. The Company intends to continue to utilize these technologies to provide the responsiveness necessary to keep pace with the rapidly changing requirements of the industry and the needs of its clients.

     . Expand the range of value-added service offerings. Asset administration companies gain competitive advantage by offering a range of value-added services to their financial services clients. The Company operates most efficiently when bundling basic services such as custody and accounting with value-added services such as performance measurement, securities lending and foreign exchange. Since the Spin-Off Transaction, the Company has not been subject to the activity restrictions imposed by CEBA and now is able to participate in additional business activities.

               The Company's clients, which consist mainly of managers of mutual funds, unit investment trusts and other pooled asset products, typically generate large cash balances from securities sales and other transactions which they wish to invest on a short-term basis. Because the Company was subject to a 7% annual asset growth cap under CEBA, it was not able to accept those deposits and directed those deposits to other financial institutions, foregoing a potential source of revenue. The Company directed client deposits averaging almost $1.2 billion daily to other financial institutions in fiscal year 1995. Similarly, many of the Company's clients use credit lines to leverage their portfolios or to handle overnight cash shortfalls; however, CEBA rules restricted the Company from making commercial loans of this type. As a result of the Spin-Off Transaction, the Company may now offer these deposit and lending services directly to existing and potential clients.

               In November 1996, the Bank executed agreements with the Merrimac Master Portfolio and the Merrimac Funds, newly formed master-feeder investment companies (the "Funds"), pursuant to which the Company has agreed to act as investment advisor to the Funds. At the same time, the Company engaged The Bank of New York to act as sub-advisor to manage the investments of the Funds. Currently, the Funds have one operating master fund, the Merrimac Cash Portfolio, and one operating feeder fund, the Merrimac Cash Fund.

     . Expand offshore processing capabilities. Non-U.S. investors in certain pooled investment vehicles are subject to U.S. income tax if their income is effectively connected with the conduct of a trade or business in the U.S. To shelter effectively an investment fund from U.S. taxation, the fund's operations, including asset administration functions, must be conducted outside the U.S. In July 1993, the Company opened a subsidiary in Toronto, Canada to service the growing offshore mutual fund market. As of December 31, 1996, the Canadian subsidiary processed over $12 billion in assets requiring the calculation of 84 daily net asset values. In July 1994, the Company opened an office in Dublin, Ireland to service European clients. In February 1996, the Company opened a small administration site in the Cayman Islands to service Caribbean based funds. The technology requirements of the offshore fund accounting operations are facilitated by the architecture of FACTS. FACTS allows microcomputers located at offshore processing centers to use the FACTS software system to perform the components of processing on-site in compliance with local jurisdiction and Internal Revenue Service requirements for off-shore investment funds, while utilizing the Company's existing U.S. based mainframe processing, storage and archive capabilities. In contrast, other fund accounting providers typically utilize entirely separate systems for domestic and offshore processing.

     . Build expertise in the employee base. The Company believes that in order to compete successfully for new business and obtain additional business from existing clients, a qualified employee base is required together with a commitment to ongoing training to keep employees abreast of technological advances and industry developments in the financial services industry. Successful completion of a Professional Development Training Program is required of all newly hired employees. Topics covered during the training program include an overview of the financial services industry and pooled asset vehicles, principles of mutual fund accounting and custody, instruction in control procedures, manual performance of fund accounting tasks and intensive training on FACTS. This training program is supplemented by continuing education to keep employees informed of industry or client base changes.

     . Seek strategic alliances. The Company intends to continue to pursue strategic marketing and other alliances with participants in the financial services industry. In May 1993, the Company signed a Hub and Spoke license agreement with Signature Financial Group, Inc. the developer of the Hub and Spoke structure. Hub and Spoke is an investment structure that makes it possible for investment advisers to reach new markets and avoid the inefficiencies of maintaining separate portfolios that have common investment objectives. The Company processes assets in Hub and Spoke products that totaled approximately $27 billion as of December 31, 1996. See "The Company - Overview of Financial Services Industry."

SERVICE OFFERINGS

     The Company provides a broad range of asset administration services to the financial services industry, including domestic and global custody, multicurrency accounting, securities lending, foreign exchange, mutual fund administration, institutional transfer agency, performance measurement, private banking and investment advisory services. Global and domestic custody and multicurrency accounting are the principal asset administration services provided to the Company's clients. Fees charged for these services reflect the highly competitive nature and price-sensitivity of the market for custody and multicurrency accounting services. Securities lending and foreign exchange services provide a more favorable pricing environment for the Company and increased activity by the Company in these areas would not involve a proportionate increase in personnel or other resources. Mutual fund administration and institutional transfer agency services provide additional revenue generating opportunities, but require a corresponding increase in personnel and processing resources.

     Client fees vary from client to client based on the volume of assets under custody, the number of securities held and portfolio transactions, income collected and whether other value-added services such as foreign exchange and performance measurement are needed. Fees are generally billed to the client monthly in arrears, and upon their approval, charged directly to their account.

     The Company takes an integrated approach to asset administration rather than the functional approach of some of its competitors. The Company has integrated the components of the custody and accounting task (e.g., trade settlement, income collection, corporate actions, general ledger accounting, portfolio accounting and pricing) and dedicates a single operations team to handle all work for a particular account or fund, instead of using separate departments to manage these custody and accounting functions. In addition, each client is assigned a Client Manager, independent of the operations team, to anticipate the client's needs, to coordinate service delivery, and to provide consulting support. The Company's accounting control group independently checks and verifies transfer agency, custody and administrative operations each day.

     The following is a description of the various services offered by the Company.

     Domestic Custody. Custody entails overseeing the safekeeping of client securities and settlement of portfolio transactions. The Company's domestic assets under custody have grown from $22 billion at October 31, 1990 to $102 billion at December 31, 1996. Custody functions are fully integrated with security movement and control, portfolio accounting, general ledger accounting, and pricing and evaluation through FACTS. Custody functions include:

     .    Settlement of purchases and sales of securities.
     .    Safekeeping of securities and cash.
     . Tracking and collection of income and receivables, such as dividends and distributions.
     .    Reconciliation of cash and security positions.
     .    Disbursement of expenses.
     .    Calculation and reporting of cash availability to asset managers.
     . Reporting and processing of corporate actions, such as stock splits and bond calls.
     . Initiation of settlement inquiries, including reclaims for foreign tax withholding.
     . Periodic reporting of holdings, transactions, income, corporate actions and cash flow.

     Foreign Custody. Foreign custody includes the safekeeping of cross-border securities for clients, such as the safekeeping of Hong Kong stocks for a Dutch mutual fund or German bonds held for a U.S. bank-sponsored mutual fund. The Company entered the foreign custody marketplace in 1988, when the nature of foreign custody began to change dramatically. In the 1970s, foreign custody was a series of manual, labor intensive exchanges; settlement was a slow process where most securities were re-registered and vaulted in the U.S. and the volume of assets was relatively small. Major developed countries throughout the world have evolved to highly automated environments, and the transition in developing countries is proceeding rapidly. At December 31, 1996, the Company's foreign assets under custody totaled approximately $9 billion.

     Given the evolution of information technology and the industry's acceptance of computer technology as the preferred vehicle to support foreign custody, the Company established a worldwide network of global subcustodians. In countries with centralized clearing houses such as Euroclear, the Company establishes a subcustodian relationship with the clearing house and is able to receive information from the subcustodian in electronic format directly onto FACTS. In nations without automated environments, subcustodians hold physical securities in their own vaults and provide reporting in hard copy format to the Company for input onto FACTS. Today, the Company has custody agreements in 72 countries, typically with regional providers of custody services. Since the Company does not have its own branches in these countries, it is able to operate in the foreign custody arena with minimal fixed costs, while the Company's clients benefit from the ability to use only one custodian, the Company, for their international investment needs.

     Multicurrency Accounting. Multicurrency accounting entails the daily recordkeeping for each account or investment vehicle, including calculations of net asset value per share, dividend rates per share, and the maintenance of all books, records and financial reports required by the Securities and Exchange Commission and other regulatory agencies. Due to the growth in international investments by asset managers, traditional fund accounting tasks must be reconciled across multiple currencies. The primary approach of the Company is to bundle the sale of fund accounting and custody services in order to work within the natural efficiencies and control mechanisms of its integrated custody/fund accounting system and operational philosophy. Multicurrency accounting functions include:

     . Maintenance of the books and records of a fund in accordance with the Investment Company Act of 1940.
     . Tracking of investment transactions for use in the calculation of tax gains and losses.
     .    Calculation and accrual of expenses.
     . Booking of purchases, redemptions and transfers of fund shares as directed by the transfer agent.
     .    Calculation of gains and losses by security and currency.
     .    Determination of net income.
     . Calculation of daily yield in accordance with Securities and Exchange Commission formula requirements.
     . Preparation of statements of assets and liabilities and statements of operations.
     .    Computation of the market value of the account.
     . Calculation of the daily Net Asset Value of the account and reporting of this value to National Association of Securities Dealers for publication in newspapers.

     In addition to providing the above services to domestic-based accounts and investment vehicles, the Company also provides offshore fund accounting. The Company views the offshore market as a significant business opportunity and will continue to invest in expansion to support client demand. The Company's Toronto operations, conducted by the Company's wholly-owned Canadian subsidiary, currently provide offshore services to 39 portfolios. As of December 31, 1996, the Canadian subsidiary processed over $12 billion in assets requiring the calculation of 84 daily net asset values. In 1994, the Company opened a processing site in Dublin to service European clients and in February 1996, it opened a small administration site in the Cayman Islands for Caribbean-based funds.

     The technology requirements of the offshore fund accounting operations are facilitated by the architecture of FACTS. FACTS allows microcomputers located at offshore processing centers to use the FACTS software system to perform the components of account processing on-site in compliance with local jurisdiction and Internal Revenue Service requirements for off-shore investment funds, while utilizing the Company's mainframe processing, storage and archive capabilities. In contrast, other fund accounting providers typically utilize entirely separate systems for domestic and offshore processing.

     Mutual Fund Administration. The Company provides mutual fund administration services, including management reporting, regulatory reporting, and tax and accounting reporting. Management reporting consists of information and reporting which is of primary interest to the fund's asset managers and its board of trustees and includes:

     . Preparation of detailed quarterly financial information for presentation to fund management and its board of trustees.
     . Monitoring the reporting of net asset value, settlement of trades, and processing of stockholder transactions.
     .    Monitoring compliance with investment portfolio restrictions.
     . Calculation of fund dividends to be declared in accordance with management guidelines.

     .    Preparation and monitoring of a fund's expense budget.

     Regulatory reporting is the reporting and accumulation of information required of the fund by the Securities and Exchange Commission and state securities regulators and includes:

     . Coordination of preparation and filing of Securities and Exchange Commission reports.
     . Maintenance of effective "blue sky" registrations in jurisdictions selected for fund sales.
     .    Coordination of the preparation and printing of stockholder reports.
     .    Preparation of prospectus update and proxy material.
     .    Coordination of on-going "blue sky" compliance.

     Tax and accounting reporting is required either by the fund's auditors or by Internal Revenue Service rules and regulations and includes:

    . Performing portfolio compliance testing to establish qualification as a regulated investment company.
    .     Preparation of income and excise tax returns.
    . Preparation of audit package for use by independent public accountants.
    . Coordination of review of income, capital gains, and distribution information.

     The Company also provides mutual fund start-up services in addition to ongoing services. The Company has worked with a number of investment advisors to assist them in the development of new mutual funds. Its services typically include assistance with product definition, service provider selection, and fund structuring and registration. The Company's Administration Group is staffed by 48 accounting and legal professionals who have prior experience in either mutual fund complexes or mutual fund servicing organizations.

     Investment Advisory. In November 1996, the Bank executed agreements with the Merrimac Master Portfolio and the Merrimac Funds, newly formed master-feeder investment companies, pursuant to which the Company has agreed to act as investment adviser to the Funds. At the same time, the Company engaged The Bank of New York to act as sub-adviser to manage the investments of the Funds. Currently, the Funds have one operating master fund, the Merrimac Cash Portfolio, and one operating feeder fund, the Merrimac Cash Fund, with assets totaling over $1 billion at December 31, 1996. The Merrimac Cash Fund offers its shares only to institutions and other "accredited investors" (as that term is defined in Rule 501(a) under the Securities Act of 1933) and invests all of its assets in the Merrimac Cash Portfolio. The Merrimac Cash Portfolio invests its assets in high quality money market instruments. The Funds may add additional feeder funds and/or master funds in the future.

     Foreign Exchange. The Company offers foreign exchange services to facilitate settlement of international securities transactions for U.S. dollar denominated mutual funds and other accounts and to convert income payments denominated in a non-U.S. currency to U.S. dollars. By using the Company rather than a third party foreign exchange bank to perform these functions, clients reduce the amount of time spent coordinating currency delivery and monitoring delivery failures and claims. The Company, as principal, enters into a foreign exchange contract with a client and simultaneously enters into a matched trade with another financial institution. The current volume of trades processed by the Company is approximately 20,000 trades per year, which vary in size. The Company initiates foreign exchange transactions only in response to a client's request and engages in no foreign exchange trading transactions for its own account. Foreign exchange fee revenue totaled $536,000, $1,044,000, $237,000, and $2,106,000 for the years ended October 31, 1994 and 1995, for the Transition Period, and for the year ended December 31, 1996, respectively.

     Securities lending. Securities lending involves the lending of clients' securities to brokers and other institutions for a fee, which improves a client's return on the underlying securities. The Company acts as agent for its clients for both international and domestic securities lending services. Currently, lending services are provided to seven clients, and the current loan portfolio aggregates approximately $1.1 billion. The Company retains as compensation a portion of the lending fee due to the client as owner of the borrowed asset. Securities lending fee revenue totaled $1,181,000, $1,142,000, $157,000 and $1,947,000 for the years ended October 31, 1994 and 1995, for the Transition Period, and for the year ended December 31, 1996, respectively.

     Through a network of broker/dealers, the Company places the securities out on loan pursuant to client instruction, delivers the subject securities and performs the necessary loan accounting. Accounting entails monitoring each security out on loan by broker, allocating the loans to each fund, tracking the fixed or variable rebate due the broker, updating the daily investments, applying the earnings to each security loan and preparing daily and monthly earnings statements for each fund and all the brokers.

     All loans are fully collateralized with cash, government securities or a letter of credit. This collateral is reinvested according to each client's instructions. The Company monitors all outstanding loans on a daily basis by reviewing exposure by broker, performing asset reconciliations, and marking each security to market to ensure that proper collateral levels are maintained.

     Institutional Transfer Agency. Transfer agency encompasses mutual fund shareholder recordkeeping and communications. Services include tracking capital shares, fulfilling purchase, transfer, and redemption requests, and sending account statements, tax reporting information and distributions to shareholders. The Company provides mutual fund shareholder servicing and recordkeeping for clients representing approximately 26,000 shareholder accounts. These services are generally provided only to institutional clients with smaller numbers of outstanding shareholders or omnibus positions of retail shareholders.

     Performance Measurement. Performance measurement services involve the creation of systems and databases that enable asset managers to construct, manage and analyze their portfolios. Services include portfolio profile analysis, portfolio return analysis, and customized benchmark construction. Performance measurement uses data already captured by FACTS to calculate statistics and report them to asset managers. The Company provides this service for an aggregate of over $16 billion in assets managed by 49 investment advisors.

     Private Banking Services. The Company offers private banking services to individuals, family groups, trusts, endowments and foundations, and retirement plans. The Company develops this client base by forming relationships with investment advisors and working with the advisors to service mutual clients.
The Company services individually managed trust and custody accounts that numbered approximately 6,100 at December 31, 1996. The Company does not conduct consumer banking operations.

     Acting as a fiduciary, the Company provides trust administration and estate settlement services. These services include on-going fiduciary review of the trust instrument, collection and safekeeping of assets, distribution of income, appropriate reporting for court and tax purposes, preparation of tax returns, and distribution of assets as required. The Company does not provide investment advice, but works closely with third-party investment advisors chosen by each client to carry out the investment of assets. Custody services, such as the safekeeping of securities and the settlement of securities transactions, are also provided to these clients. Custody service fees are determined based on assets under custody and number of transactions in each account.

     Because it was a subsidiary of Eaton Vance, prior to the Spin-Off Transaction the Company was restricted by CEBA from making commercial loans or from writing residential mortgages. As a result, the Company has traditionally specialized in lending to individuals and non-profit institutions on a secured basis.

     At December 31, 1996, the Company had gross loans outstanding to individuals and non-profit institutions of approximately $66 million, which represented 7% of the Company's total assets. The interest rates charged on the Bank's loans are indexed to either the prime rate or the rate paid on 90-day Treasury bills. The Company has never had a loan loss, and has no delinquent loans. Other than a loan made to a non-profit association for purposes of the Community Reinvestment Act, all loans are secured by marketable securities and are due on demand.

     Commercial Banking Services. As a result of the Spin-Off Transaction, the Company is now able to offer commercial banking services. The Company offers credit lines to its clients for the purpose of leveraging portfolios and covering overnight cash shortfalls. Since the Spin-Off Transaction, the Company has entered into agreements to provide up to an aggregate of $40 million under secured lines of credit to mutual fund clients. Additionally, the Company's clients, which consist mainly of managers of mutual funds, unit investment trusts and other pooled asset products, typically generate large cash balances from securities sales and other transactions which they wish to invest on a short-term basis. Because the Company was subject to a 7% annual asset growth cap under CEBA, it was not able to accept those deposits and directed those deposits to other financial institutions. The Company directed an average of approximately $1.2 billion of such deposits daily to other financial institutions in fiscal year 1995. Since the completion of the Spin-Off Transaction and the Offering, the Company has redirected an average of approximately $734 million daily of these balances into its own deposit products and may now offer these deposit services directly to existing and potential clients.

SALES, MARKETING AND CLIENT SUPPORT

     The Company employs a direct sales staff of five employees that targets potential market areas, including investment management companies, insurance companies, banks and investment advisors. Sales personnel are primarily based at the Company's headquarters in Boston and are given geographic area sales responsibility. Additionally, the Company provides the sales staff with market data and presentation materials. Senior managers from all functional areas are directly involved in obtaining new clients, frequently working as a team with a sales professional.

     New client contacts are generated by a variety of methods, including client referrals, personal sales calls, attendance at trade shows and seminars, advertising in trade publications, and direct mailing to targeted clients.

     In order to service existing clients, a client management staff of approximately 12 professionals based in the Company's Boston office provides client support. Each client is assigned a Client Manager responsible for the overall satisfaction of the client. The Client Manager is usually a senior professional with extensive industry experience and works with the client on contracts, new products and specific systems requirements.

SIGNIFICANT CLIENTS

     The Company presently provides services to approximately 51 mutual fund complexes and insurance companies. The Company's current largest client, Eaton Vance, accounted for 18%, 14%, 11% and 10% of the Company's net operating revenues for the years ended October 31, 1994 and 1995, for the Transition Period, and for the year ended December 31, 1996, respectively. A former client of the Company, Merrill Lynch, accounted for 16% and 5% of the Company's net operating revenues for the years ended October 31, 1994 and 1995, respectively. Merrill Lynch paid the Company to assign the Company's servicing rights to The Bank of New York effective March 1, 1995 and therefore accounted for no net operating revenue in the Transition Period or in the year ended December 31, 1996. The percentages of consolidated revenues attributable to Eaton Vance and Merrill Lynch for the periods referenced above were substantially the same as the percentages of net operating revenues described above. Eaton Vance accounted for 10% of the Company's consolidated revenues for the Transition Period. No single client represented more than 10% of the Company's consolidated revenues for the year ended December 31, 1996. No other single client of the Company represented more than 10% of net operating revenues or consolidated revenues for the periods discussed above. Eaton Vance has been a client of the Company since 1975. The Company's agreements with mutual funds managed by Eaton Vance, pursuant to which the Company provides custody and fund accounting services, extend through August 2000 and continue thereafter until terminated by either party upon sixty days prior notice. If a majority of non-interested trustees of a fund determines that the performance of the Company under any such agreement has been unsatisfactory or adverse to the interests of the fund's shareholders, or that the terms of the agreement are no longer consistent with publicly available industry standards, the Company shall have 60 days after receipt of written notice to such effect to (i) correct its
performance or (ii) renegotiate such terms.   If such corrective action or
renegotiation is not satisfactory to such trustees, such agreement may be terminated on sixty days prior notice. The Company has long-term contracts with 15 other clients with terms ranging from two to five years. Total assets processed under long-term contracts at December 31, 1996 were over $45 billion. All other client engagements are, and in the future may be, terminable upon 60 days notice.

SOFTWARE SYSTEMS AND DATA CENTER

     The Company's asset administration operations are supported by sophisticated computer technology. The Company receives vast amounts of information across a world-wide computer network. That information, which covers a wide range of global security types and complex portfolio structures in various currencies, must then be processed, resulting in system-wide updating and reporting. The Company must have the capability to provide not only daily and periodic reports of asset accounting and performance, but also to provide measurement and analytical data to asset managers on-line on a real time basis. These technology requirements call for powerful and sophisticated computer hardware and software systems operated in a cost effective manner.

     The primary software system used by the Company is FACTS. The system was developed over a four-year period by the Bank of New England, and was put into operation in 1986. It was acquired by the Company in 1990 in connection with the acquisition by the Company of the Financial Products Services Division of the Bank of New England.

     FACTS utilizes microcomputers networked to a mainframe computer system. The microcomputers can be located in any location with the requisite telecommunications network for the automated interface to the mainframe, enabling the Company to provide geographically dispersed processing services effectively and efficiently. The microcomputer to mainframe configuration also provides redundant processing capability; if the mainframe fails, FACTS is able to process independently on the microcomputers.

     FACTS emphasizes efficiency and accuracy because it integrates custody, securities movement and control, portfolio accounting, general ledger accounting, pricing, net asset value calculation, and Hub and Spoke processing into a single system. The traditional industry approach is to have separate applications for each of these functions and to interconnect the component applications with manual intervention at various points in the process.

     The integrated and automated nature of FACTS is best reflected in following a transaction through the system. For example, a purchase of a security is entered on a client trading system and the transaction information is electronically transmitted to FACTS. The receipt of the trade information by FACTS will trigger the following activities with no manual intervention by the
Company:

     . Creation of a Securities Movement and Control transaction to track and control the trade for the entire settlement cycle (e.g., confirmation, affirmation, settlement).
     .    Updating of the portfolio position for the security being purchased.
     .    Immediate updating of all required general ledger accounts.
     . Creation of a pricing record to enable pricing of the security and inclusion in the total market value and net asset value determination.
     . Affirmation and settlement of the trade upon notification from the counterparty with associated transaction and general ledger updates occurring simultaneously.
     .    Accounting for all income for the holding period of the security.

     FACTS also complies with current industry standards such as the requirement that mandates a three business day settlement cycle for public securities transactions rather than the traditional five business day cycle. The enhancements made to FACTS to address this change included enabling FACTS to interact with the Depository Trust Company via its new Interactive Institutional Delivery System, which allows institutions to confirm trades earlier in the trade life cycle.

     The integrated nature of FACTS architecture allows the Company to affect modifications and enhancements quickly, resulting in increased processing quality and efficiency for the Company's clients. This integrated architecture helps differentiate the Company from its competitors. System enhancements and upgrades are an ongoing part of asset administration, both to keep ahead of the competition and to create information delivery mechanisms that add value to the information available as part of clearing and settling transactions. During the past two years, the Company has developed standardized data extracts and automated interfaces that allow its clients to connect electronically with the Company's host computer and access data collected from clearance and settlement transactions in multiple currencies on a real-time basis. This electronic linkage also positions the Company to respond quickly to client requests.

     A substantial portion of the Company's electronic transaction processing services depends upon a mainframe computer system, owned and operated by Electronic Data Systems ("EDS"), contained in the EDS Information Processing Center ("IPC") in Camp Hill, Pennsylvania. Processing and networking functions and equipment are located at the IPC, and in the Boston and Detroit metropolitan areas. The Company has outsourced its mainframe data processing to EDS since December 1990. By outsourcing data processing, the Company can focus its resources on its core line of business and minimize its capital investment in computer equipment. EDS is able to offer the Company up to date computer products and services to which it would not otherwise have access, while removing the risk of product obsolescence. Due to its diverse customer base, EDS can invest in the latest computer technology and spread the costs over multiple users. In addition, the defined pricing provided by EDS for products and services allows the Company to match its data processing cost with the related revenue stream. The use of EDS as a hardware provider allows the Company to dedicate its efforts to the ongoing enhancement of its software systems while receiving the benefit of the continuing investment by EDS in its computer hardware.

     EDS provides mainframe disaster recovery services. EDS maintains additional processing equipment at the Camp Hill IPC and at a designated alternate IPC which may be used in the event of equipment failure. The Camp Hill facility is also supported by an uninterruptable power supply and diesel generators which can supply power to continue operations for an extended period of time. Critical software and data files are backed-up daily and stored off-site. Disaster recovery plans are tested through simulations conducted by the Company twice a year. Notwithstanding these precautions, there can be no assurance that a fire or other natural disaster affecting the data center would not disable the host computer system.

     The current agreement between the Company and EDS obligates EDS to provide the Company with comprehensive data processing services and obligates the Company to utilize EDS's services for substantially all of its data processing requirements. The Company is billed for these services monthly on an as-used basis as determined by a pricing schedule for specific products and services. EDS began providing services to the Company in December 1990 and the current agreement is scheduled to expire on December 31, 2000.

COMPETITION

     The market for asset administration services is highly competitive. The Company's most significant competitors are State Street Boston Company, The Bank of New York, Chase Manhattan Corp., Brown Brothers Harriman & Co., and PNC Bank. These competitors possess substantially greater financial, sales and marketing resources than the Company and process a greater amount of financial assets than the Company. In addition, the Company also encounters competition in the sale of fund accounting services from large in-house accounting departments of mutual fund complexes, insurance companies and banks offering proprietary mutual funds. Competitive factors include technological advancement and flexibility, breadth of services provided and quality of service. The Company believes that it competes favorably in these categories.

INTELLECTUAL PROPERTY

     The Company's success is dependent upon its software development methodology and other intellectual property rights developed and owned by the Company, including FACTS. The Company relies on a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees and consultants, and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Furthermore, such protections may not preclude competitors from developing products and services with functionality or features similar to those of the Company. In addition, effective copyright, trademark and other trade protection may not be available in certain international markets serviced by the Company. Finally, there can be no assurance that intellectual property protection will be available in certain foreign countries. The registration of the service mark Investors Bank & Trust Company will remain in force until 2006, at which time it may be renewed.

     Although the Company believes that its services do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

EMPLOYEES AND TRAINING

     As of December 31, 1996, the Company had 792 full-time employees, including seven in senior management, 19 in marketing and client management, 662 in operations and 104 in general and administration. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are good.

     The Company has developed a five-week professional development program for entry level staff. Successful completion of the program is required of all newly hired employees. Topics covered during the program include an overview of the financial services industry and pooled asset vehicles, principles of mutual fund accounting and custody, instruction in control procedures, manual performance of fund accounting tasks and intensive training on FACTS. This training program is supplemented by ongoing education on the industry and client base.

     The Company's business is labor-intensive, and its success depends to a significant extent upon a number of key management employees and skilled technical, managerial and marketing personnel, few of which are bound by employment agreements. From October 31, 1990 to December 31, 1996, the Company's staff increased from 463 to 792 employees.

REGULATION AND SUPERVISION

     In addition to the generally applicable state and federal laws governing businesses and employers, the Company and the Bank are further regulated by federal and state laws and regulations applicable only to financial institutions and their parent companies. Virtually all aspects of the Company's and the Bank's operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of stockholders of a bank or its parent company. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

The Company

     General. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board (the "FRB") and by the Massachusetts Commissioner of Banks (the "Commissioner"). The Company is required to file annually a report of its operations with, and is subject to examination by, the FRB and the Commissioner. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil monetary penalties against companies or individuals who violate the Bank Holding Company Act of 1956, as amended, (the "BHCA") or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

     BHCA -Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the FRB. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% or more of the voting shares of a bank to acquire additional shares of such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally authorizes bank holding companies to acquire banks located in any state. In addition, the Interstate Act generally authorizes national and state chartered banks to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to "opt out" of this latter interstate branching authority by taking action prior to the commencement date. States may also "opt in" early (i.e., prior to June 1, 1997) to the interstate merger provisions.

     The BHCA also prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices.

     The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. Should the Company desire to expand its activities beyond its current financial services activities, it would generally be limited to the following activities: operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

     Commitments to Affiliated Institutions. Under FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy and is expected to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting the Bank. The legality and precise scope of this policy is unclear, however, in light of federal judicial precedent. Additionally, the

Federal Deposit Insurance Act (the "FDIA") requires the holding company parent of an undercapitalized bank to guarantee, up to certain limits, the bank's compliance with a capital restoration plan approved by the bank's primary federal supervisory agency. Because Investors Financial Services Corp., as a holding company for the Bank, has no assets other than its ownership interest in the Bank, its ability to serve as a source of strength to the Bank through the contribution of capital is, presently, limited to contributing proceeds from the sale of securities such as the Capital Securities discussed under "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities."

     Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for such assets as premises, plant and equipment and traditional consumer loans. Claims on, or guaranteed by, U.S. government agencies, as well as the portion of claims that are collateralized by securities issued or guaranteed by the U.S. Treasury are assigned a 20% level in the risk-weighting system. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

     In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Tier I Leverage Capital Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Because the Bank, and consequently, the Company, anticipates significant future growth, the Company will be required to maintain Tier I Leverage Capital Ratios of at least 4.0% to 5.0% or more. Management currently intends to maintain Tier I Leverage Capital Ratios of 6.0%.

     The Company currently is in compliance with both the Risk Based Capital Ratios and the Leverage Capital Ratio requirements. At December 31, 1996, the Company had Tier I Risk Based Capital Ratio and Total Risk Based Capital Ratio equal to 24.67% and 24.71%, respectively and Tier I Leverage Capital Ratio equal to 6.30%.

     Limitations of Acquisitions of Common Stock. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control.

     In addition, any company, as that term is defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or such lesser percentage as the FRB deems to constitute control over the Company, of the outstanding Common Stock of the Company. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company.

     Massachusetts Law. Massachusetts law generally defines a bank holding company as a company which owns or controls two or more financial institutions. Although the Company owns or controls only one financial institution, it is deemed a bank holding company for purposes of Massachusetts law due to the manner in which it acquired the Bank. Accordingly, the Company has registered with the Commissioner and is obligated to make reports to the Commissioner. Further, as a Massachusetts bank holding company, the Company may not acquire all or substantially all of the assets of a banking institution or merge or consolidate with another bank holding company without the prior consent of the Board of Bank Incorporation (the

"BBI"). As a condition of such consent, the BBI must receive notice from the Massachusetts Housing Partnership Fund (the "Fund") that arrangements satisfactory to the Fund have been made by the Company to make 0.9% of its assets available for financing, down payment assistance, share loans, closing costs and other costs related to programs promoted by the Fund, including those related to creating affordable rental housing, limited equity cooperatives, and tenant management programs.

The Bank

     General. The Bank is subject to extensive regulation and examination by the Commissioner and by the FDIC, which insures its deposits to the maximum extent permitted by law, and to certain requirements established by the FRB. The federal and state laws and regulations which are applicable to banks regulate among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans.

     FDIC Insurance Premiums. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are assigned to one of three capital groups - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in substantially the same manner as under the regulations establishing the prompt corrective action system pursuant to Section 38 of the FDIA, as discussed below. These three capital groups are then each divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with corresponding assessment rates ranging from .04% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. There is a statutory minimum assessment of $1,000 per semi-annual period. The Bank is currently subject to the statutory minimum assessment.

     Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above.

     The FDIC's capital regulation establishes a minimum 3.0% Tier I Leverage Capital Ratio requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I Leverage Capital Ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. A bank having less than the minimum Tier I Leverage Capital Ratio shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order from the FDIC. The FDIC's amended regulation also provides that any insured depository institution with a Tier 1 Leverage Capital Ratio less than 2.0% is deemed to be operating in an unsafe or unsound manner pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. Such an institution, however, will not be subject to an enforcement proceeding thereunder, solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I Leverage Capital Ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period.
Such directive is enforceable in the same manner as a final cease-and-desist order.

     The FDIC has augmented the capital leverage ratios described above with a risk-based capital framework which is more explicitly and systematically sensitive to the risk profiles of individual banks. Under the risk-based capital framework, the assets of the Bank are weighted pursuant to the risk category in which each asset falls. These risk categories are substantially the same as those described in the discussion of FRB capital requirements above. Banks generally will be expected to maintain a minimum Tier I Risk Based Capital Ratio of 4.0% and a Total Risk Based Capital Ratio of 8.0%. Any bank that does not meet the minimum requirements, or whose capital is otherwise considered inadequate, generally will be expected to develop and implement a capital plan for achieving an adequate level of capital, consistent with the provisions of the risk-based capital framework.

     At December 31, 1996, the Bank was in compliance with all minimum Federal regulatory capital requirements which are generally applicable to FDIC insured banks. As of such date, the Bank had Tier I Risk Based Capital Ratio and Total Risk Based Capital Ratio equal to 24.67% and 24.71%, respectively, and Tier I Leverage Capital Ratio equal to 6.30%.

     Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has Total Risk Based Capital Ratio of 10.0% or more, has a Tier I Risk Based Capital Ratio of 6.0% or more, has a Tier I Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total Risk Based Capital Ratio of 8.0% or more, a Tier I Risk Based Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier I Risk Based Capital Ratio that is less than 4.0% or a Tier I Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier I Risk Based Capital Ratio that is less than 3.0% or a Tier I Leverage Capital Ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category, except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval with 60 days after receiving a capital restoration plan, subject to extensions by the agency.

     An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measure of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in
Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

     A critically undercapitalized institution is to be placed in conservatorship or receivership with 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership.

     Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan,
(iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any of a number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

     At December 31, 1996, the Bank was deemed to be a well capitalized institution for the above purposes. Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. Because the Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules, it therefore cannot predict what effect such higher requirements may have on the Company and the Bank.

     Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a well capitalized institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized institution may not (x) accept, renew or roll over any brokered deposits or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. Currently, the Bank is deemed to be a well capitalized insured depository institution for purposes of the restriction on the use of brokered deposits by such institutions. The bank historically has not relied upon brokered deposits as a source of funding and, at December 31, 1996, the Bank did not have any brokered deposits.

     Transactions with Affiliates. The FDIA restricts the range of permissible transactions between a member bank and an affiliated company. The Bank is subject to certain restrictions on loans to the Company, on investment in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. The Bank also is subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with non-affiliates.

     Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under the FDIC's regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the Bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     Community Reinvestment Act. The Federal Community Reinvestment Act ("CRA") requires the FDIC and the Commissioner to evaluate the Bank's performance in helping to meet the credit needs of the community. The Bank has been designated as a "wholesale institution" for CRA purposes by the Commissioner and has an application for similar treatment pending with the FDIC. This designation reflects the nature of the Company's business as other than a retail financial institution and proscribes CRA review criteria applicable to the Bank's particular type of business. As a part of the CRA program, the Bank is subject to periodic examinations by the FDIC and the Commissioner, and maintains comprehensive records of its CRA activities for this purpose. The Bank is currently in compliance with all CRA requirements.

     Massachusetts Law - Dividends. Under Massachusetts law trust companies such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. If, prior to declaration of a dividend, the Bank's capital stock and surplus accounts do not equal at least 10.0% of its deposit liabilities, then prior to the payment of the dividend the Bank must transfer from net profits to its surplus account the amount required to make its surplus account equal to either (i) together with capital stock, 10.0% of deposit liabilities or, (ii) subject to certain adjustments, 100% of capital stock. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

     Regulatory Enforcement Authority. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Federal law requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

     Transfer Agency. In order to serve as transfer agent to its clients that execute transactions in publicly traded securities, the Company must register as a transfer agent under the Exchange Act. As a registered transfer agent, the Company is subject to certain reporting and recordkeeping requirements. Currently, the Company is in compliance with these registration, reporting and recordkeeping requirements.

     Regulation of Investment Companies. Certain of the Company's mutual fund and unit investment trust clients are regulated as "investment companies" as that term is defined under the Investment Company Act of 1940, as amended (the "ICA"), and are subject to examination and reporting requirements applicable to the services provided by the Company.

     The provisions of the ICA and the regulations promulgated thereunder prescribe the type of institution which may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. Because the Company serves as custodian for a number of its investment company clients, these regulations require, among other things, that the Company maintain certain minimum aggregate capital, surplus, and undivided profits. Additionally, arrangements between the Company and clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. Future legislative and regulatory changes in the existing laws and regulations governing custody of investment company assets, particularly with respect to custodian qualifications, may have a material and adverse impact on the Company. Currently, the Company is in compliance with all minimum capital and securities depository requirements. Further, the Company is not aware of any proposed or pending regulatory developments, which, if approved, would adversely affect the ability of the Company to act as custodian to an investment company.

     Investment companies are also subject to extensive recordkeeping and reporting requirements. These requirements dictate the type, volume and duration of the record-keeping undertaken by the Company, either in its role as custodian for an investment company or as a provider of administrative services to an investment company. Further, the Company must follow specific ICA guidelines when calculating the net asset value of a client mutual fund. Consequently, changes in the statutes or regulations governing recordkeeping and reporting or valuation calculations will affect the manner in which the Company conducts its operations.

     New legislation or regulatory requirements could have a significant impact on the information reporting requirements applicable to the Company's clients and may in the short term adversely affect the Company's ability to service those clients at a reasonable cost. Any failure by the Company to provide such support could cause the loss of customers and have a material adverse effect on the Company's financial results. Additionally, legislation or regulations may be proposed or enacted to regulate the Company in a manner which may adversely affect the Company's financial results.

ITEM 2.  PROPERTIES.

     As of December 31, 1996, the Company leased four offices located in Boston, as well as foreign offices in Toronto, Canada and Dublin, Ireland for its offshore funds processing business.

     The following table provides certain summary information with respect to the principal properties that the Company leases:

Location                           Function                       Sq. Ft.     Expiration Date
--------                           --------                       ------      ---------------
89 South St., Boston, MA           Principal Executive Offices    115,504     1997
                                   and Operations Center
200 Clarendon St., Boston, MA      Operations Center               25,300     2007
1 Exeter Plaza, Boston, MA         Training Center                 11,375     2001
24 Federal Street, Boston, MA      Operations Center                3,658     Tenant at will
1 First Canadian Place, Toronto    Offshore Processing Center      13,674     1997
Earlsfort Terrace, Dublin          Offshore Processing Center       3,400     1997

     In November 1995, the Company entered into an agreement to lease 158,656 square feet at the 200 Clarendon Street location for a ten-year term to commence in 1997 in order to consolidate its Boston operations. See Note 14 of Notes to Consolidated Financial Statements. In December 1996, the Company exercised an option under this ten-year lease to activate an additional 24,834 square feet at this location.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of any claim cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Company's Common Stock is currently included in The Nasdaq National Market under the symbol IFIN. The Company's Common Stock began trading on November 8, 1995 in connection with the Company's initial public offering priced at $16.50 per share. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq.

                                       _____________________
                                           HIGH      LOW
                                           ----      ---
First Quarter                              $23.125   $20.500
Second Quarter                             $23.500   $21.000
Third Quarter                              $26.000   $20.875
Fourth Quarter                             $28.000   $25.750


As of February 18, 1997, there were approximately 2,045 stockholders of record.

DIVIDENDS

     The Company currently intends to retain the majority of future earnings to fund the development and growth of its business. The Company's ability to pay dividends on the Common Stock and Class A Common Stock depends on the receipt of dividends from Investors Bank & Trust Company. In addition, the Company may not pay dividends on its Common Stock or Class A Common Stock if it is in default under certain agreements which the Company entered into in connection with the sale of the 9.77% Capital Securities described below. Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. See "Business -Regulation and Supervision." Subject to regulatory requirements, Investors Bank & Trust Company expects to pay an annual dividend to the Company, which the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.08 per share of outstanding Common Stock and Class A Stock (approximately $515,545 based upon 6,444,312 shares outstanding as of December 31, 1996). The Company expects to declare and pay such dividend ratably on a quarterly basis.

RECENT SALES OF UNREGISTERED SECURITIES

     On January 31, 1997, the Company completed the issuance and sale of $25,000,000 in 9.77% Capital Securities (the "Capital Securities"). The Capital Securities were issued by Investors Capital Trust I, a Delaware statutory business trust sponsored by the Company. The sale of the Capital Securities was underwritten by Keefe, Bruyette & Woods, Inc. ("Keefe"), pursuant to which Keefe received compensation in the amount of $562,500. The Capital Securities were sold only to "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act of 1933 (the "Act") and institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Act) pursuant to the exemption provided by Section 4(2) of the Act. See Exhibits 10.19 through 10.24 to this Report.

ITEM 6.  SELECTED FINANCIAL DATA.

     Except as discussed below, the selected financial data presented below have been derived from the Company's audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements, and other financial information appearing elsewhere in this Report.

                                                                                             For the Two Months     For the Year
                                                For the Year Ended October 31,              Ended December 31,    Ended December 31,
                                      ----------------------------------------------------------------------------------------------
                                            1992          1993          1994          1995(1)           1995                1996
                                      --------------   -----------   -----------    ----------       -----------       -------------
                                                               (Dollars in thousands, except per share data)
STATEMENT OF INCOME DATA:
Net interest income                      $     3,659   $     4,494   $     4,778    $    5,870       $     1,966       $     17,944
Noninterest income                            29,664        32,967        43,049        51,562             8,085             56,632
Gain on sale of investment securities              -            48             -             -                 -                  -
                                      --------------   -----------   -----------    ----------       -----------       ------------
Net operating revenues                        33,323        37,509        47,827        57,432            10,051             74,576
Operating expenses                            30,589        33,939        42,503        50,224             8,481             61,935
                                      --------------   -----------   -----------    ----------       -----------       ------------
Income before income taxes                     2,734         3,570         5,324         7,208             1,570             12,641
Income taxes                                   1,163         1,211         1,863         2,800               670              4,867
                                      --------------   -----------   -----------    ----------       -----------       ------------
Net income                             $       1,571   $     2,359   $     3,461    $    4,408       $       900       $      7,774
                                      ==============   ===========   ===========    ==========       ===========       ============
PER SHARE DATA
Earnings per share                                                                                   $      0.14       $       1.20
                                                                                                     ===========       ============
Average number of shares outstanding                                                                       6,467              6,504
                                                                                                     ===========       ============
AVERAGE BALANCE SHEET DATA:
Interest earning assets                $      81,148   $    87,965   $    94,351   $   106,130       $   219,775       $    575,662
Total assets                                  99,609       109,477       116,810       128,174           249,064            628,893
Total deposits                                88,684        99,523       102,664       106,446           197,013            377,219
Stockholders'equity                            7,053         9,022        11,779        16,119            34,000             56,137
SELECTED FINANCIAL RATIOS:
Return on equity (2)                           22.27%        26.15%        29.38%        27.35%            15.11%             13.85%
Return on assets (2)                            1.58%         2.15%         2.96%         3.44%             2.12%              1.24%
Equity as % of total assets                     6.52%         8.24%        10.08%        12.58%            16.57%              6.41%
Dividend payout ratio (3)                       3.82%         2.54%         1.73%         1.36%             0.00%              2.49%
Tier 1 capital ratio (4)                       37.78%        37.08%        42.53%        37.62%            62.10%             24.67%
Noninterest income as % of net
 operating income                              89.02%        87.89%        90.01%        89.78%            80.44%             75.94%
Nonperforming assets as % of
 total  assets                                  0.00%         0.00%         0.00%         0.00%             0.00%              0.00%
Allowance for loan losses as %
 of total loans                                 0.59%         0.34%         0.26%         0.26%             0.15%              0.15%
OTHER STATISTICAL DATA:
Assets processed at end of period (5)    $43,348,597   $61,239,242   $72,418,449   $91,099,976       $94,208,228       $122,563,401
Employees at end of period                       460           522           678           671               674                792

_______________

(1) Noninterest income for the year ended October 31, 1995 includes the recognition of net proceeds of $2,572,000 from the assignment to a third party of asset administration rights associated with $5 billion of unit investment trust assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Ratios for the two months ended December 31, 1995 have been annualized. The ratios for the year ended October 31, 1995 include the effect of the unit investment trust transaction described in (1) above. Without the earnings associated with this transaction, return on equity and return on assets for the year ended October 31, 1995 would have been 18.10% and 2.28%, respectively.
(3) The Company intends to retain the majority of future earnings to fund development and growth of its business but the Company currently expects to pay cash dividends at an annualized rate of $.08 per share, subject to receipt of a like dividend from the Bank and further subject to regulatory requirements and the terms of certain documents entered into in connection with the sale of the Capital Securities described under "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities. "
(4) Tier I capital consists of the sum of common stockholders' equity and non-cumulative perpetual preferred stock minus all intangible assets (other than certain qualifying goodwill) and excess deferred tax assets.
(5) Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration and investment advisory services.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiary, Investors Bank & Trust Company, provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for assets that totaled approximately $122 billion at December 31, 1996, including approximately $9 billion of assets based outside the United States. The Company also engages in private banking transactions, including secured lending and deposit accounts.

     The Company's historical business and financial results have been significantly influenced by the restrictions imposed under CEBA. Under the CEBA restrictions, the Company could not: (a) engage in any activity in which it was not engaged as of March 5, 1987; (b) increase its assets by more than 7% during any 12-month period beginning after August 10, 1988; (c) engage in certain cross-marketing activities with affiliates; or (d) permit overdrafts by or incur overdrafts on behalf of affiliates at a Federal Reserve Bank. As a result of the Offering and the Spin-Off Transaction, the Company is no longer subject to
such restrictions.   Accordingly, the Company's historical operating results may not necessarily be indicative of either the full scope of the future conduct of the Company's business or its future operating results.

     The Company is now able to expand current business activities and participate in certain additional business activities which may result in increased revenues generated by a possible increase in client deposits and lending opportunities. The Company's clients typically generate cash balances from securities sales and other transactions which they seek to invest on a short-term basis. Because the Company had been subject to the CEBA 7% annual asset growth cap, it was not able to accept those deposits prior to the completion of the Spin-Off Transaction and directed them to other financial institutions, foregoing a potential source of revenue. The Company directed client deposits averaging approximately $1.2 billion daily to other financial institutions in fiscal year 1995. Since the completion of the Spin-Off Transaction and the Offering, the Company has redirected an average of approximately $734 million daily of these balances into its own deposit products. Similarly, many of the Company's clients use credit lines to leverage their portfolios or to handle overnight cash shortfalls. CEBA requirements restricted the Company from making commercial loans of this type. As a result of the removal of CEBA limitations, the Company is now able to make commercial loans. Additionally, since the Spin-Off Transaction, the Company has entered into agreements to provide up to an aggregate of $40 million in secured lines of credit to mutual fund clients.

     In November 1996, the Bank executed agreements with the Merrimac Master Portfolio and the Merrimac Funds, newly formed master-feeder investment companies (the "Funds"), pursuant to which the Company has agreed to act as investment adviser to the Funds. At the same time, the Company engaged the Bank of New York to act as sub-adviser to manage the investments of the Funds. In addition to acting as adviser to the Funds, the Bank has entered into agreements to provide custody, fund accounting, administration, transfer agency and certain other related services to the Funds. Currently, the Funds have one operating master fund, the Merrimac Cash Portfolio, and one operating feeder fund, the Merrimac Cash Fund, with assets totaling over $1 billion at December 31, 1996. The Merrimac Cash Fund offers its shares only to institutions and other "accredited investors" (as that term is defined in Rule 501(a) under the Securities Act of 1933) and invests all of its assets in the Merrimac Cash Portfolio. The Merrimac Cash Portfolio invests its assets in high quality money market instruments. The Funds may add additional feeder funds and master funds in the future.

     The Company's current largest client, Eaton Vance, accounted for 18%, 14%, 11% and 10% of the Company's net operating revenues for the years ended October 31, 1994 and 1995, for the Transition Period, and for the year ended December 31, 1996, respectively. The Company believes its relationship with Eaton Vance is good and expects it to continue. The Company's agreements with mutual funds managed by Eaton Vance, pursuant to which the Company provides custody and fund accounting services, extend through August 2000 and continue thereafter until terminated by either party upon sixty days prior notice. If a majority of noninterested trustees of a fund determines that the performance of the Company under any such agreement has been unsatisfactory or adverse to the interests of the fund's shareholders, or that the terms of the agreement are no longer consistent with publicly available industry standards, the Company shall have 60 days after receipt of written notice to such effect to (i) correct its performance or (ii) renegotiate such terms. If such corrective action or renegotiation is not satisfactory to such trustees, such agreement may be terminated on sixty days prior notice. There have been no requests for corrective action or renegotiation to date pursuant to these contract clauses.

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

     Noninterest income consists primarily of fees for financial asset administration and is principally derived from custody, multicurrency accounting, transfer agency and administration services for financial asset managers and the assets they control. The Company's clients pay fees based on the volume of assets under custody, the number of securities held and portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and performance measurement are needed. Asset-based fees are usually-charged on a sliding scale. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, the Company's fees may be a smaller percentage of those assets. Fees for individually managed accounts, such as custodial, trust and portfolio accounting services for individuals, investment advisors, private trustees, financial planners, other banks and fiduciaries, and other institutions are also included in noninterest income.

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

     The Company, because it is no longer subject to the CEBA balance sheet growth restrictions, is able to accept client deposits it had historically directed to other financial institutions. As compensation for directing these deposits to other financial institutions, the Company had retained a portion of the earnings on the deposits; this amount was recognized as fee income. Generally, the Company invests these deposits in various interest-earning assets and pays its clients interest expense. As a result, the mix of fee income and interest income that comprise the total compensation package from clients is shifting as the relative amount of fee income decreases while the relative amount of interest income increases.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company's future results may be subject to substantial risks and uncertainties. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days notice. Also, a substantial portion of the assets held in the Merrimac Cash Fund are contributed by accounts managed by the fund's sub-advisor, The Bank of New York. Because the Company's fee income from its investment advisory services is based on a percentage of assets invested in the Merrimac Cash Fund, withdrawal from the fund by the accounts managed by The Bank of New York could have an adverse affect on the Company's revenues. Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the Company. The segment of the financial services industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: the timing of the commencement or termination of client engagements, the rate of net inflows and outflows of investor funds in the debt and equity-based investment vehicles offered by the Company's clients, the introduction and market acceptance of new services by the Company and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenues in a specified period may have an adverse impact on the Company's results of
operations for that period.   As a result of the foregoing and other factors,
the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

STATEMENT OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31, 1996 and 1995

Noninterest Income

     Noninterest income increased $4,705,000 to $56,632,000 for the year ended December 31, 1996 from $51,927,000 for the year ended December 31, 1995. Noninterest income consists of the following items:

                                 For the Year Ended December 31,
                               -----------------------------------   -----------
                                     1995                1996             Change
                               ----------------     --------------   -----------
                                      (Dollars in thousands)
Asset administration fees           $48,779              $56,076          15%
Proceeds from assignment of
UIT servicing, net                    2,572                    0          -
Computer service fees                   501                  482          (4)
Other operating income                   75                   76          1
Net loss on sale of securities            -                   (2)         -
                               ------------         ------------
Total Noninterest Income            $51,927              $56,632          9%
                               ============         ============

     Asset administration fees increased due principally to higher levels of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration. Total assets processed increased to $122 billion at December 31, 1996 from $94 billion at December 31, 1995. Of the $28 billion net increase in assets processed from December 31, 1995 to December 31, 1996, approximately 24% of the increase reflects assets processed for new clients, and the remainder of the increase reflects growth of assets processed for existing clients and improved methods for tracking the amount of assets processed, offset in part by the assets of clients no longer serviced by the Company. The remainder of the growth in asset administration fees was due to the net expansion of relationships with existing clients and increased use of the Company's cash management and foreign exchange services. In addition, because the Company is now able to accept deposits that had been historically directed to other financial institutions due to CEBA asset growth restrictions, the Company has experienced a shift in the mix of compensation received from its clients. See "Overview" in this Item 7. A larger portion of the Company's compensation from clients is now in the form of interest income generated from client deposits, resulting in a decrease to asset administration fees and a related increase in net interest income. The growth in asset administration fees was also offset by the transfer of unit investment trust assets discussed below. The administration of these assets accounted for approximately $1,491,000 in asset administration fees in the year ended December 31, 1995.

     Unit investment trust ("UIT") assets processed by the Company have decreased over the last five years, a reflection of declining investor demand for this type of unmanaged investment product. Declining asset levels led one client, Merrill, Lynch, to consolidate its asset administration service providers, and it agreed, effective March 1, 1995, to pay the Company to assign the Company's servicing rights to The Bank of New York. The Company recognized proceeds of $2,572,000, net of expenses, resulting from the assignment of the rights to service approximately $5.0 billion of the client's unit investment trust assets. The

Company has made the strategic decision to focus its marketing and processing efforts on mutual funds and other pooled investments which typically experience higher growth in asset levels and can utilize a wider variety of services provided by the Company, as compared to unit investment trusts. See Note 10 of Notes to Consolidated Financial Statements.

     Computer service fees consist of amounts charged by the Company to Eaton Vance for data processing services related to individual accounts managed by Eaton Vance. Other operating income consists of miscellaneous private banking fees for safe deposit and checking account services.

Operating Expenses

     Total operating expenses increased by $10,672,000 to $61,935,000 for the year ended December 31, 1996 compared to $51,263,000 for the year ended December 31, 1995. The components of operating expenses were as follows:


     Compensation of officers and employees increased by $4,013,000 or 14% from period to period due to several factors. The number of employees increased 18% to 792 at December 31, 1996 from 674 at December 31, 1995. In addition, compensation expense related to the Company's management incentive plan increased because of the increase in earnings subject to incentive in 1996 compared to 1995. The remainder of the increase in compensation expense resulted from salary increases.

                                     For the year ended December 31,
                                  ---------------------------------   ---------
                                            1995           1996         Change
                                  ----------------------------------  ---------
                                          (Dollars in thousands)
Compensation                             $     28,135     $   32,148      14%
Pension and other employee
 benefits                                       4,764          5,354      12
Occupancy                                       4,163          4,283       3
Equipment                                       4,833          5,586      16
Insurance                                       1,078            853     (21)
Subcustodian Fees                               1,698          4,151     144
Depreciation and amortization                   1,388          1,502       8
Professional Fees                               1,506          2,363      57
Travel and sales promotion                        785          1,158      48
Other operating expenses                        2,913          4,537      56
                                     ----------------    -----------
Total Noninterest Expenses               $     51,263     $   61,935      21%
                                     ================    ===========

     Pension and other employee benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased to $5,354,000 for the year ended December 31, 1996 from $4,764,000 for the same period in 1995. The 12% increase was due to increased payroll taxes attributable to the increase in compensation expense and a decrease in the discount rate used to calculate the expense associated with the defined benefit retirement plan.

     Equipment expenses vary with the level of assets processed by the Company. The $753,000 increase between periods was due principally to the growth in assets processed by the Company.

     Insurance expense decreased by $225,000 or 21% between the periods due to the renegotiation of the Company's coverage for errors and omissions liability, directors and officers liability and blanket bond.

     Subcustodian expense consists of fees paid to centralized clearinghouses and depositories for settling and holding securities on the Company's behalf. This expense increased $2,453,000 to $4,151,000 for the year ended December 31, 1996 from $1,698,000 for the year ended December 31, 1995. This increase results from the increase in foreign assets processed, which are subject to higher subcustodian fees, from $6.4 billion at December 31, 1995 to $9.3 billion at December 31, 1996, and from the movement by clients into emerging markets which have higher costs due to structural inefficiencies. These costs are passed through to clients and contribute to the increase in asset administration fees.

     Professional fees increased $857,000 to $2,363,000 for the year ended December 31, 1996 from $1,506,000 for the year ended December 31, 1995. This 57% increase resulted primarily from the Company's increased use of independent contractors to perform certain information systems development projects, rather than adding permanent staff. Additionally, legal fees incurred in connection with the Company's initial compliance with year-end related filings with the Securities and Exchange Commission and the change of the Company's fiscal year contributed to this increase. The Company has hired general counsel to, among other things, assist with these reporting requirements in the future.

     Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with making sales calls on potential clients, traveling to existing client sites and the Company's foreign subsidiaries, and attending industry conferences. This expense increased $373,000 to $1,158,000 for the year ended December 31, 1996 from $785,000 for the year ended December 31, 1995 due primarily to increased travel to the foreign subsidiaries.

     Other operating expenses increased $1,624,000 to $4,537,000 for the year ended December 31, 1996 from $2,913,000 for the year ended December 31, 1995. Other operating expenses include fees for daily market pricing data, telephone, photocopy service outsourcing, office supplies, and Delaware excise tax. Fees for daily market pricing data vary with the level of assets processed. Other expenses such as telephone and office supplies vary with staffing levels. The outsourcing of photocopy service commenced in 1996 and accounted for approximately $240,000 of the increase between periods. The Delaware excise tax is based on the number of shares authorized for issuance by the Company. This tax was imposed on the Company after its formation as a Delaware Corporation in June 1995 and accounts for $180,000 of the increase between periods. The remainder of the increase relates to the increases in assets processed and staffing levels.

Net Interest Income

     Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 1996 compared to the same period in 1995.

                                       Change   Change
                                       Due to   Due to
                                       Volume    Rate      Net
                                     --------- --------  --------
                                         (Dollars in thousands)
INTEREST-EARNING ASSETS
 Fed funds sold and
   interest-earning deposits           $ 1,256   $ (45)   $ 1,211
 Investment securities                  25,876     491     26,367
 Loans                                   1,341    (250)     1,091
                                     --------- --------  --------
 Total interest-earning assets          28,473     196     28,669
                                     --------- --------  --------

 INTEREST-BEARING LIABILITIES
 Deposits                                8,249     180      8,429
 Borrowings                              9,236     (41)     9,195
                                     ---------   ------   -------
 Total interest-bearing liabilities     17,485     139     17,624
                                     ---------   ------   -------

Change in net interest income          $10,988   $  57    $11,045
                                     =========   ======   =======

     Net interest income increased $11,045,000 or 159% to $18,009,000 for the year ended December 31, 1996 from $6,964,000 for the 1995 period. This net increase resulted from an increase in interest income of $28,669,000 offset by an increase in interest expense of $17,624,000. The net impact of the above changes was a 240 basis point decrease in net interest margin.

     The increase in interest income resulted primarily from a higher level of interest earning assets. Prior to the Spin-Off Transaction, the Company was subject to a 7% annual asset growth cap under CEBA. The elimination of the CEBA growth restriction has allowed the Company to accept deposits from clients which it had historically directed to other financial institutions. The Company's average assets for the year ended December 31, 1996 increased $483,710,000 or 333% compared to the 1995 period. This growth primarily resulted from an increase in average interest earning assets of $449,720,000.

     Interest expense increased $17,624,000 due primarily to the higher level of deposits and borrowings and to a lesser extent to an increase in the interest rate paid by the Company. Prior to the Spin-Off Transaction, the Company was not trying to attract deposits to its balance sheet and therefore did not pay a competitive interest rate. The average rate paid on deposits and short-term borrowings increased from 4.12 % to 4.83% between periods.


Income Taxes

     The Company's earnings were taxed on the federal level at 34% for the 1995 period and 35% for the 1996 period. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.72%. The provision for income taxes for the year ended December 31, 1996 increased by $1,856,000 over the 1995 provision. The overall effective tax rate decreased to 38.5% for the year ended December 31, 1996, from 39.5% for the year ended December 31, 1995. The decrease in the effective tax rate was due to a decrease in the income of the Company's Canadian subsidiary, which was taxed at the Canadian effective rate of 45.37%, and the related increase in the income of the Company's subsidiaries in Dublin and the Cayman Islands, which are lower tax jurisdictions. The reduction of the income in the Company's Canadian subsidiary resulted as the Company transferred certain offshore processing activities from Toronto to Dublin and the Cayman Islands.

Comparison of Operating Results for the Two Months Ended December 31, 1995 and 1994

Noninterest Income

     Noninterest income increased $204,000 to $8,085,000 for the two months ended December 31, 1995 from $7,881,000 for the prior period. Noninterest income consists of the following items:

                             For the Two Months Ended December 31,
                             -------------------------------------    ---------
                                  1994                  1995            Change
                             ---------------         -------------    ---------
                                 (Dollars in thousands)
Asset administration fees             $7,782                $7,988       3%
Computer service fees                     88                    83      (6)
Other operating income                    11                    14      27
                                ------------           -----------
Total Noninterest Income              $7,881                $8,085       3%
                                ============           ===========


     An increase in asset administration fees, due principally to higher levels of assets processed, represented a significant part of the increase. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration. Total assets processed grew to $94 billion at December 31, 1995 compared to $71 billion at December 31, 1994, a 32% net increase. Approximately 20% of this growth resulted from assets processed for new clients. The remainder of the growth was due to the net expansion of relationships with existing clients, including growth in assets processed and increased use of the Company's foreign exchange services. In addition, because the Company is now able to accept deposits that had been historically directed to other financial institutions due to CEBA asset growth restrictions, the Company has experienced a shift in the mix of compensation received from its clients. See "Overview" in this Item 7. A larger portion of the Company's compensation from clients is now in the form of interest income generated from client deposits, resulting in a decrease to asset administration fees and a related increase in net interest income. The growth in asset administration fees was also offset by the transfer of $5 billion of unit investment trust assets to another financial institution on March 1, 1995; the administration of these assets accounted for approximately $1,148,000 in asset administration fees in the two months ended December 31, 1994.

     Computer service fees consist of amounts charged by the Company to Eaton Vance for data processing services related to individual accounts managed by Eaton Vance. Other operating income consists of miscellaneous private banking fees for safe deposit and checking account services.

Operating Expenses

     Total operating expenses increased by $879,000 to $8,481,000 for the two months ended December 31, 1995 compared to $7,602,000 for the two months ended December 31, 1994. The components of operating expenses were as follows:

                                        For the two months ended December 31,
                                     ----------------------------------------        ------------
                                           1994                     1995                Change
                                     -------------------   ------------------        ------------
                                             (Dollars in thousands)
Compensation                               $       4,197        $       4,957              18%
Pension and other employee benefits                  761                  840              10
Occupancy                                            677                  625              (8)
Equipment                                            804                  808               1
Insurance                                            176                  194              10
Subcustodian Fees                                    363                  217             (40)
Depreciation and amortization                         19                  186             879
Professional Fees                                    213                  202               5
Travel and sales promotion                           175                  123             (30)
Other operating expenses                             217                  329              52
                                     -------------------   ------------------
Total Noninterest Expenses                 $       7,602        $       8,481              12%
                                     ===================   ==================

     Compensation of officers and employees increased by $761,000 or 18% from period to period due to several factors. The number of employees decreased 1% to 674 at December 31, 1995 from 681 at December 31, 1994. During the two months ended December 31, 1994, the Company deferred approximately $200,000 of personnel-related start-up costs associated with serving a new client for whom services were not provided until calendar year 1995. These costs were amortized during 1995. Compensation expense for the two months ended December 31, 1995 included an increase of $152,000 related to the Company's management incentive plan, which is based on calendar year pre-tax operating income. The total expense of this plan for the 1995 calendar year was lower than the total expense for the 1994 calendar year, but because of the timing of various income and expense items, the expense for the two months ended December 31, 1994 and 1995 increased. The remainder of the increase in compensation expense resulted from salary increases.

     Pension and other employee benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased to $840,000 for the two months ended December 31, 1995 from $761,000 for the same period in 1994. The 10% increase was due to increased payroll taxes attributable to the increase in compensation expense and increased participation by employees in the retirement plans and the tuition reimbursement plan.

     Subcustodian expense consists of fees paid to centralized clearinghouses and depositories for settling and holding securities on the Company's behalf. This expense decreased $146,000 to $217,000 for the two months ended December 31, 1995 from $363,000 for the two months ended December 31, 1994. This decrease resulted from abnormally high compensating deposit balances held by one client at a Hong Kong subcustodian, which reduced the fees charged by that subcustodian.

     Depreciation and amortization expense increased $167,000 between periods due to a nonrecurring adjustment to the useful life of capitalized software development costs related to the SEI Trust 3000 system used for individually managed accounts. The Company leases this system from SEI and software development costs were amortized over the original term of the lease, which expired on December 31, 1994. At that time, the Company exercised a renewal option to extend the lease for two additional years, and the accumulated amortization of the software developments costs was adjusted for the change in the lease term.

     Travel and sales promotion consists of expenses incurred by the sales force and client management staff in connection with making sales calls on potential clients, traveling to existing client sites and attending industry conferences. This expense decreased $52,000 to $123,000 for the two months ended December 31, 1995 from $175,000 for the prior period due to the timing of various conferences and sales trips.

     Other operating expenses increased $112,000 to $329,000 for the two months ended December 31, 1995 from $217,000 for the two months ended December 31, 1994. Other operating expenses include fees for daily market pricing data, telephone, office supplies, and the FDIC assessment on deposits. Fees for daily market pricing data vary with the level of assets processed.

Other expenses such as telephone and office supplies vary with staffing levels. The FDIC assessment is based on deposit balances as of four annual measurement dates. A majority of the increase in other operating expenses resulted from a decrease in client reimbursement of charges for telephone, office supplies, and fees for daily market pricing. The Company was reimbursed for a portion of these charges by the Merrill Lynch unit investment trust accounts prior to the transfer of these accounts in March 1995.

Net Interest Income

     Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the two months ended December 31, 1995 compared to the same period in 1994.

                                       Change  Change
                                       Due to  Due to
                                       Volume   Rate    Net
                                     -------- ------- -------
                                       (Dollars in thousands)
INTEREST-EARNING ASSETS
 Fed funds sold and
   interest-earning deposits           $  280    $  1  $  281
 Investment securities                    901     105   1,006
 Loans                                     28       1      29
                                     -------- ------- -------
 Total interest-earning assets          1,209     107   1,316
                                     -------- ------- -------

 INTEREST-BEARING LIABILITIES
 Deposits                                  28      83     111
 Borrowings                               111       0     111
                                     -------- ------- -------
 Total interest-bearing liabilities       139      83     222
                                     -------- ------- -------

Change in net interest income          $1,070    $ 24  $1,094
                                     ======== ======= =======

     Net interest income increased $1,094,000 or 125% to $1,966,000 for the two months ended December 31, 1995 from $872,000 for the same period in 1994. This net increase resulted from an increase in interest income of $1,316,000 offset by an increase in interest expense of $222,000. The net impact of the above changes was a 30 basis point increase in net interest margin.

     The increase in interest income resulted primarily from a higher level of interest earning assets. Prior to the Spin-Off Transaction, the Company was subject to a 7% annual asset growth cap under CEBA. The elimination of the CEBA growth restriction has allowed the Company to accept deposits from clients which it had historically directed to other financial institutions. The Company's average assets for the two months ended December 31, 1995 increased $118,744,000 or 91% compared to the same period in 1994. This growth primarily resulted from an increase in average interest earning assets of $116,607,000.

     Interest expense increased $222,000 due to the higher level of deposits and an increase in the interest rate paid by the Company. Prior to the Spin-Off Transaction, the Company was not trying to attract deposits and therefore did not pay a competitive interest rate. The average rate paid on deposits increased from 2.23% to 4.20% during the period.

Income Taxes

     The Company's earnings were taxed on the federal level at 34% for the 1995 and 1994 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 12.54%. The provision for income taxes for the two months ended December 31, 1995 increased by $253,000 over the same period in 1994. The overall effective tax rate increased to 43% for the two months ended December 31, 1995, from 36% for the same period in 1994. The Company files its tax return on a calendar year basis and thus the effective tax was affected for the entire 1995 calendar year by the net proceeds from the assignment of servicing rights for unit investment trust assets which were taxed at the higher state tax rate and the profits of the Company's Canadian subsidiary which were taxed at the Canadian effective rate of 45.37%.

Comparison of Operating Results for the Years Ended October 31, 1995 and 1994

Noninterest Income

     Noninterest income increased $8,513,000 to $51,562,000 for the year ended October 31, 1995 from $43,049,000 for the prior fiscal year. Noninterest income consists of the following items:

                                For the Year Ended October 31,
                             ---------------------------------    ---------
                                  1994               1995           Change
                             ---------------   ---------------    ---------
                                  (Dollars in thousands)
Asset administration fees            $42,423           $48,413       14%
Proceeds from assignment of
    UIT servicing, net                     0             2,572        -
Computer service fees                    552               505       (9)
Other operating income                    74                72       (3)
                             ---------------   ---------------
Total Noninterest Income             $43,049           $51,562       20%
                             ===============   ===============

     An increase in asset administration fees, due principally to higher levels of assets processed, represented a significant part of the increase. Total assets processed grew to $91 billion at October 31, 1995 compared to $72 billion at October 31, 1994, a 26% increase, despite the transfer of $5 billion of unit investment trust assets discussed below. Approximately 25% of this growth resulted from assets processed for new clients. The remainder of the growth was due to the net expansion of relationships with existing clients, including growth in assets processed and increased use of the Company's securities lending and foreign exchange services.

     Unit investment trust ("UIT") assets processed by the Company decreased over the last five years, a reflection of declining investor demand for this type of unmanaged investment product. Declining asset levels led one client, Merrill, Lynch, to consolidate its asset administration service providers, and it agreed, effective March 1, 1995, to pay the Company to assign the Company's servicing rights to The Bank of New York. The Company recognized proceeds of $2,572,000, net of expenses, resulting from the assignment of the rights to service approximately $5.0 billion of the client's unit investment trust assets. The administration of these assets accounted for $5,954,000 in asset administration fees for the year ended October 31, 1994 and $2,570,000 in such fees for the 1995 fiscal year in addition to the assignment fee. The Company has made the strategic decision to focus its marketing and processing efforts on mutual funds and other pooled investments which typically experience higher growth in asset levels and can utilize a wider variety of services provided by the Company, as compared to unit investment trusts. See Note 10 of Notes to Consolidated Financial Statements.

     Computer service fees decreased $47,000 to $505,000 for the year ended October 31, 1995 from $552,000 for fiscal year 1994 due to fewer special processing requests for those accounts. Other operating income consists of miscellaneous private banking fees for safe deposit and checking account services.

Operating Expenses

     Total operating expenses increased by $7,721,000 to $50,224,000 for the year ended October 31, 1995 compared to $42,503,000 for the year ended October 31, 1994. The components of operating expenses were as follows:

                                        For the year ended October 31,
                                     ---------------------------------       ----------
                                            1994             1995              Change
                                     ---------------    --------------       ---------
                                          (Dollars in thousands)
Compensation                          $       23,163     $      27,214           17%
Pension and other employee benefits            4,136             4,685           13
Occupancy                                      3,736             4,215           13
Equipment                                      4,292             4,829           13
Insurance                                      1,070             1,060           (1)
Subcustodian Fees                              1,327             1,844           39
Depreciation and amortization                  1,376             1,221          (11)
Professional Fees                                955             1,517           59
Travel and sales promotion                       735               837           14
Other operating expenses                       1,713             2,802           64
                                     ---------------    --------------
Total Noninterest Expenses            $       42,503     $      50,224           18%
                                     ===============    ===============

     Compensation of officers and employees increased by $4,051,000 or 17% from period to period due to higher staffing levels throughout 1995 compared to the prior fiscal year. The number of employees decreased 1% to 671 at October 31, 1995 from 678 at October 31,1994. However, the principal portion of headcount growth for the 1994 fiscal year occurred in the last four months of the period and, as a result, the compensation expense associated with this growth is not reflected in the full 1994 fiscal year. Approximately 40 employees staffed the unit investment trust accounts which were transferred on March 1, 1995. These employees were retained to support future business growth. The average annualized salary increase for Company employees during the 1995 fiscal year was approximately 5%.

     Pension and other employee benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased to $4,685,000 for the year ended October 31, 1995 from $4,136,000 for the same period in 1994. The increase was due to increased payroll taxes attributable to the increase in compensation expense and increased participation by employees in the tuition reimbursement plan.

     Occupancy expense increased $479,000 between periods, as additional office space was leased in Boston and Toronto and a new office was opened in Dublin during the 1995 fiscal year. The additional space was needed due to the growth in assets processed and the corresponding client base.

     Equipment expenses vary with the level of assets processed by the Company. The $537,000 increase between periods was due principally to the growth in assets processed by the Company. In addition, the Company increased its usage of EDS services during the year ended October 31, 1995 during implementation of new functionality in FACTS to support shorter settlement periods for securities transactions.

     Subcustodian expense increased $517,000 to $1,844,000 for the year ended October 31, 1995 from $1,327,000 for the year ended October 31, 1994. This increase was due to two factors: the growth in assets processed, and the movement by clients into emerging markets with higher cost structures and where subcustodians are required.

     Depreciation and amortization expense decreased $155,000 between periods as certain assets purchased in 1990, 1991 and 1992 were fully depreciated.

     Professional fees increased $562,000 to $1,517,000 for the year ended October 31, 1995 from $955,000 for the year ended October 31, 1994. This increase was primarily due to the Company's increased use of independent contractors to perform certain information systems development projects, rather than adding permanent staff.

     Travel and sales promotion expense increased $102,000 to $837,000 for the year ended October 31, 1995 from $735,000 for the prior year due to the strategic decision to increase the Company's visibility at industry conferences in the U.S. and abroad.

     Other operating expenses increased $1,089,000 to $2,802,000 for the year ended October 31, 1995 from $1,713,000 for the year ended October 31, 1994. Fees for daily market pricing data vary with the level of assets processed. Other expenses such as telephone and office supplies vary with staffing levels. The FDIC assessment is based on deposit balances as of four annual measurement dates. A majority of the increase in other operating expenses resulted from a decrease in client reimbursement of charges for telephone, office supplies, and fees for daily market pricing. The Company was reimbursed for a portion of these charges by the Merrill Lynch unit investment trust accounts prior to the transfer of these accounts in March 1995.

Net Interest Income

     Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the year ended October 31, 1995 compared to the same period in fiscal 1994.

                                       Change  Change
                                       Due to  Due to
                                       Volume   Rate      Net
                                     --------  -------  -------
                                       (Dollars in thousands)
INTEREST-EARNING ASSETS
 Fed funds sold and
   interest-earning deposits             $291   $  24   $  315
 Investment securities                    353      33      386
 Loans                                     63     280      343
                                     --------  -------  -------
 Total interest-earning assets            707     337    1,044
                                     --------  -------  -------

 INTEREST-BEARING LIABILITIES
 Deposits                                 453    (578)    (125)
 Borrowings                                76       1       77
                                     --------  -------  -------
 Total interest-bearing liabilities       529    (577)     (48)
                                     --------  -------  -------

Change in net interest income            $178   $ 914   $1,092
                                     ========  =======  =======

     Net interest income increased $1,092,000 or 23% to $5,870,000 for the year ended October 31, 1995 from $4,778,000 for the same period in 1994. This net increase resulted from an increase in interest income of $1,044,000 and a decrease in interest expense of $48,000. The net impact of the above changes was a 47 basis point increase in net interest margin.

     The increase in interest income resulted from both a higher level of interest earning assets and higher interest rates. The Company's average assets for the year ended October 31, 1995 increased $11,364,000 or 10% compared to the same period in 1994. This growth was significantly affected by an increase in average interest earning assets of $11,779,000. The prime rate increased 100 basis points between October 31, 1994 and October 31, 1995, improving the yield on the Company's prime-based loan portfolio.

     Interest expense decreased $48,000 due largely to the shift from interest-bearing deposits to noninterest-bearing deposits. The average rate paid on deposits increased from 2.01% to 2.85% during the period.

Income Taxes

     The Company's earnings were taxed on the federal level at 34% for the 1995 and 1994 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 12.54%. The provision for income taxes for the year ended October 31, 1995 increased by $937,000 over the same period in 1994. The overall effective tax rate increased to 39% for the year ended October 31, 1995, from 35% for the same period in 1994 as the net proceeds from the assignment of servicing rights for unit investment trust assets were taxed at the higher state tax rate.

FINANCIAL CONDITION

Investment Portfolio

The following table summarizes the Company's investment portfolio for the dates indicated:

                                           October 31,                      December 31,
                                  --------------------------       ----------------------------
                                      1994          1995               1995            1996
                                  ------------  ------------       ------------     -----------
                                                     (Dollars in thousands)
INVESTMENT SECURITIES:
U.S. Treasury securities           $  76,158
Mortgage-backed securities            12,120
                                  ----------
Total investment securities        $  88,278
                                  ==========

SECURITIES HELD TO MATURITY:
U.S. Treasury securities                        $   60,408          $       0         $       0
Mortgage-backed securities                          49,609            144,124           414,665
Federal Agency securities                                              10,000            37,517
Foreign Government Securities                                               -             7,828
                                               -----------          ---------         ---------
Total securities held to maturity               $  110,017          $ 154,124         $ 460,010
                                               ===========          =========         =========

SECURITIES AVAILABLE FOR RESALE:
U.S. Treasury securities                                           $   50,652         $  40,259
Mortgage-backed securities                                             40,167           230,862
                                                                   ----------         ---------
Total securities held to maturity                                  $   90,819         $ 271,121
                                                                   ==========         =========

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

     The book value and weighted average yield of the Company's securities held to maturity at December 31, 1996, by effective maturity, are reflected in the following table.

                                                  Weighted
                                                   Average
                                      Book Value    Yield
                                      ----------  ---------
Due within one year                    $  19,052      6.25%
Due from one to five years               114,459      6.90%
Due after five years up to ten years     240,621      6.93%
Due after ten years                       85,878      6.73%
                                      ----------
Total securities                       $ 460,010
                                      ==========

     The book value and weighted average yield of the Company's securities available for sale at December 31, 1996, by effective maturity, are reflected in the following table.

                                                      Weighted
                                                       Average
                                      Book Value        Yield
                                      ----------      ----------
Due within one year                    $  20,047           6.19%
Due from one to five years               214,526           6.69%
Due after five years up to ten years      36,548           6.84%
                                      ----------
Total securities                       $ 271,121
                                      ==========

Loan Portfolio

The following table summarizes the Company's loan portfolio for the dates indicated:

                                                   October 31,                       December 31,
                                 --------------------------------------------------------------------
                                        1992      1993       1994       1995       1995       1996
                                 -------------  ---------  ---------   --------   --------  ---------
                                             (Dollars in thousands)
Loans to individuals                   $5,103    $ 8,435    $12,085    $13,446    $12,610    $23,449
Loans to not-for-profit
 organizations                            814      1,821      1,520        289        289         13
Loans to mutual funds                       0          0          0          0     10,000     42,875
                                 -------------  ---------   --------   --------   --------  ---------
                                        5,917     10,256     13,605     13,735     22,899     66,337
Less: allowance for loan losses           (35)       (35)       (35)       (35)       (35)      (100)
                                 -------------  ---------   --------   --------   --------  ---------
Net loans                              $5,882    $10,221    $13,570    $13,700    $22,864    $66,237
                                 =============  =========   ========   ========   ========  =========

Floating Rate                          $5,892    $10,231    $13,580    $13,675    $22,839    $66,224
Fixed Rate                                 25         25         25         25         25         13
                                 -------------  ---------   --------   --------   --------  ---------
                                       $5,917    $10,256    $13,605    $13,700    $22,864    $66,237
                                 =============  =========   ========   ========   ========  =========

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

     Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate and are fully secured by liquid collateral, primarily freely tradeable securities held in custody by the Company for the borrower. Since December 1995, the Company has entered into agreements to provide up to an aggregate of $40 million under secured lines of credit to mutual fund clients. Loans to mutual funds also include advances by the Company to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those clients. The advances facilitate securities transactions and redemptions involving those mutual funds and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for those mutual funds.

     At December 31, 1996, the Company's only lending concentrations which exceeded 10% of total loans were the revolving lines of credit to mutual fund
clients discussed above.   These loans were made in the ordinary course of
business on the same terms and conditions prevailing at the time for comparable transactions. The Company also had a lending relationship at December 31, 1996 with Landon T. Clay, a principal stockholder of the Company and an officer of Eaton Vance, representing two loans aggregating $1,200,000 in principal amount These loans to Mr. Clay were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions with unrelated third parties. Each of these loans was secured with non-voting common stock of Eaton Vance.

     The Company's credit loss experience has been excellent. There have been no loan chargeoffs or adverse credit actions in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of December 31, 1996, there were no past due loans, troubled debt restructurings, or any loans on nonaccrual status. Although virtually all of the Company's loans are fully collateralized with freely tradeable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $100,000 at December 31, 1996. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

     As a result of the removal of CEBA limitations, the Company is now able to make commercial loans such as the credit lines and advances to mutual fund clients discussed above. The Company hopes to increase its lending activities with clients in 1997.

INTEREST RATE SENSITIVITY

     The Company, like all financial intermediaries, is subject to interest rate risk. Rapid changes in interest rates could adversely affect the profitability of the Company by causing changes in the market value of the Company's assets and its net interest income. Interest rate risk arises when an earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. By seeking to minimize the difference between the amounts of earning assets and interest-bearing liabilities subject to interest rates changes in the same time frame, the Company attempts to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. The Company does not attempt to match each earning asset with a specific interest-bearing liability.
Instead, as shown in the table below, it aggregates all of its earning assets and interest-bearing liabilities to determine the difference between these in specific time frames. This difference is known as the rate-sensitivity gap. A positive gap indicates that more earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and change in different directions.

     In addition to structuring the balance sheet to minimize interest rate risk, the Company seeks to manage interest rate risk by investment portfolio actions designed to address the interest rate sensitivity of asset cash flows in relation to liability cash flows. Portfolio actions used to manage interest rate risk include managing the effective duration of the portfolio securities and utilizing interest rate contracts. Interest rate contracts are used to hedge against large rate swings and changes in the shape of the yield curve. It is the Company's policy to limit the annual variability in net interest income to plus or minus 10% for a 200 basis point interest rate movement. The Company's simulation model currently projects that a gradual 200 basis point increase in interest rates, over a one year period, would reduce net interest income by 9%.

     Interest rate contracts involve elements of credit and market risk which are not reflected in the Company's consolidated financial statements. Such instruments are entered into for hedging (as opposed to investment or speculative) purposes. See Note 13 to the Consolidated Financial Statements. The Company periodically monitors the financial stability of its counterparties according to prudent investment guidelines and established procedures. There can be no assurance that such portfolio actions will adequately limit interest rate risk.

     The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at December 31, 1996

                                           Within     Over Three    Over Six     Over One
                                           Three        to Six     to Twelve      Year to    Over Five
                                           Months       Months       Months     Five Years     Years       Total
                                        -----------   ----------  ----------    ----------   ---------   ---------
                                                                  (Dollars in thousands)
Interest earning assets (1):
     Federal funds sold                  $ 120,000                                                       $ 120,000
     Investment securities (2)             262,024     $131,157    $143,422      $119,334    $ 75,194      731,131
     Loans - fixed rate                          0                                     13                       13
     Loans - variable rate                  66,324                                                          66,324
                                        -----------   ----------  ----------    ----------   ---------   ---------
          Total interest earning assets    448,348      131,157     143,422       119,347      75,194      917,468

Interest bearing liabilities
     Demand deposit accounts               116,193                                                         116,193
     Savings accounts                      276,602                                                         276,602
     Treasury, tax and loan account              4                                                               4
     Interest rate contracts              (150,000)      20,000      80,000        50,000                        0
     Repurchase Agreements                 296,421                                                         296,421
                                        -----------   ----------  ----------    ----------   ---------   ---------
          Total interest bearing
           liabilities                     539,220       20,000      80,000        50,000           0      689,220
                                        -----------   ----------  ----------    ----------   ---------   ---------

          Net interest sensitivity gap
            during the period             ($90,872)    $117,157    $ 63,422      $ 69,347    $ 75,194    $ 228,248
                                        ===========   ==========  ==========    ==========   =========   =========

          Cumulative gap                  ($90,872)    $ 20,285    $ 83,707      $153,054    $228,248
                                        ===========   ==========  ==========    ==========   =========

Interest sensitive assets as a
     percent of interest sensitive
     liabilities (cumulative)                83.15%      103.63%     113.10%       122.21%     133.12%

Interest sensitive assets as a
     percent of total assets
     (cumulative)                            46.49%       60.09%      74.96%        87.33%      95.13%

Net interest sensitivity gap as a
     percent of total asets                  -9.42%       11.53%       6.58%         7.19%       7.80%

Cumulative gap as a percent
      of total asets                         -9.42%        2.10%       8.68%        15.87%      23.67%

________________________
(1) ADJUSTABLE RATE ASSETS ARE INCLUDED IN THE PERIOD IN WHICH INTEREST RATES ARE NEXT SCHEDULED TO ADJUST RATHER THAN IN THE PERIOD IN WHICH THEY ARE DUE. FIXED RATE LOANS ARE INCLUDED IN THE PERIOD IN WHICH THEY ARE SCHEDULED TO BE REPAID.

(2) MORTGAGE-BACKED SECURITIES ARE INCLUDED IN THE PRICING CATEGORY THAT CORRESPONDS WITH THEIR CONTRACTUAL MATURITY.

LIQUIDITY

     Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. For a financial institution such as the Company, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

     The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, demand loans to individuals, new deposits, federal funds purchased, interest payments on securities held to maturity, fees collected from asset administration clients, and the capital raised from the Offering. Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $.08 per share.

     The Company's ability to pay dividends on the Common Stock and Class A Common Stock depends on the receipt of dividends from Investors Bank & Trust Company. In addition, the Company may not pay dividends on its Common Stock or Class A Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities described under "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities." Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, Investors Bank & Trust Company expects to pay an annual dividend to the Company, which the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.08 per share of outstanding Common Stock and Class A Stock (approximately $515,545 based upon 6,444,312 shares outstanding as of December 31, 1996).

     At December 31, 1996, cash and cash equivalents were 2% of total assets, compared to 7% of total assets at December 31, 1995. At December 31, 1996, approximately $723 million or 75% of total assets mature within a one year period.

     The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of December 31, 1996 was $72 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company.

     The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at December 31, 1996 was $425 million.

     The Company also has a borrowing arrangement with the Federal Home Loan Bank (the "FHLB") whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLB stock held by the Company. The minimum amount of FHLB stock held by the Company is required to be 1% of its outstanding residential mortgage loans or .3% of total assets, whichever is higher. If the Company borrows under this arrangement, the Company is required to hold FHLB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at December 31, 1996 was $313 million.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $7,644,000 for the year ended December 31, 1996. Net cash used in investing activities, consisting primarily of purchases of investment securities and proceeds from maturities of investment securities, was $639,707,000 for the year ended December 31, 1996. Net cash provided by financing activities, consisting primarily of net activity in deposits, was $629,391,000 for the year ended December 31, 1996.

CAPITAL RESOURCES

     Historically, the Company has financed its operations primarily through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures for fiscal 1994 and 1995 were $1,616,000 and $1,564,000, respectively, $118,000 for the two months ended December 31, 1995, and $3,236,000 for the year ended December 31, 1996.

     Stockholders' equity at December 31, 1996 was $61,859,000, an increase of $8,438,000 or 16%, from $53,421,000 at December 31, 1995. The growth in stockholders' equity is attributable to current period net income. The ratio of stockholders' equity to assets decreased to 6.41% at December 31, 1996 from 16.57% at December 31, 1995 due to the significant growth in assets.

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

     The following table summarizes the Company's Tier I and total capital ratios at December 31, 1996:

                                                    December 31, 1996
                                                    -----------------
                                                    Amount      Ratio
                                                  ----------  ----------
                                                  (Dollars in thousands)

Tier I capital                                    $  60,718       24.7%
Tier I capital minimum requirement                    9,846        4.0%
                                                  ----------  ----------
Excess Tier I capital                             $  50,872       20.7%
                                                  ==========  ==========

Total capital                                     $  60,818       24.7%
Total capital minimum requirement                    19,692        8.0%
                                                  ----------  ----------
Excess total capital                              $  41,126       16.7%
                                                  ==========  ==========

Risk adjusted assets, net of intangible assets    $ 246,144
                                                  ==========

     In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Capital Ratio" as an additional tool to evaluate capital adequacy. The Leverage Capital Ratio is defined to be a Company's Tier I capital divided by its adjusted total assets. The Leverage Capital Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Capital Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Capital Ratio requires the capital of the Company to be reduced by most intangible assets. The Company's Leverage Capital Ratio at December 31, 1996 was 6.30%, which is in excess of regulatory requirements. See "Business -Regulation and Supervision."

     The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated.

                                                Year Ended December 31,                        Year Ended December 31,
                                                          1995                                           1996
                                        ------------------------------------------    -----------------------------------------
                                          Average                       Average         Average                       Average
                                          Balance       Interest      Yield/Cost        Balance       Interest      Yield/Cost
                                        ----------     ----------    ------------     ----------     ----------    ------------
INTEREST-EARNING ASSETS
 Fed funds sold                          $ 10,218       $    595           5.82%       $ 33,989        $ 1,859            5.47%
 Interest-earning deposits                  1,000             59           5.90%            126              6            4.76%
 Investment securities                    100,861          6,123           6.07%        497,965         32,490            6.52%
 Demand Loans                              13,863          1,231           8.88%         43,582          2,322            5.33%
                                        ----------     ----------    ------------     ----------     ----------    ------------
Total interest-earning assets             125,942          8,008           6.36%        575,662         36,677            6.37%
                                                       ==========    ============                    ==========    ============
 Allowance for loan losses                    (35)                                          (74)
 Noninterest-earning assets                 9,276                                        53,305
                                        ----------                                    ----------
 Total assets                            $145,183                                      $628,893
                                        ==========                                    ==========

 INTEREST-BEARING LIABILITIES
 Deposits:
   Demand                                $ 11,995            610           5.09%       $142,059          6,944            4.89%
   Savings                                 10,742            245           2.28%         56,775          2,302            4.05%
   Time                                         -              -              -             721             38            5.27%
 Short Term Borrowings                      2,575            189           7.34%        186,952          9,384            5.02%
                                        ----------     ----------    ------------     ----------     ----------    ------------
 Total interest-bearing liabilities        25,312          1,044           4.12%        386,507         18,668            4.83%
                                                       ----------    ------------                    ----------    ------------
 Noninterest-bearing liabilities:
   Demand deposits                         46,568                                                      132,063
   Noninterest bearing time deposits       46,368                                                       45,601
   Other liabilities                        7,442                                                        8,585
                                        ----------                                                   ----------
 Total liabilities                        125,690                                                      572,756
 Equity                                    19,493                                                       56,137
                                        ----------                                                   ----------
 Total liabilities and equity            $145,183                                                     $628,893
                                        ==========                                                   ==========

Net interest income                                     $  6,964                                      $ 18,009
                                                       ==========                                    ==========

Net interest margin (1)                                                    5.53%                                          3.13%
Average interest rate spread (2)                                            224%                                          1.54%
Ratio of interest-earning assets
  to interest-bearing liabilities                                         497.6%                                         148.9%

_________________________

(1) Net interest income divided by total interest-earning assets.
(2) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

                                        Two Months Ended December 31, 1994       Two Months Ended December 31, 1995
                                      --------------------------------------   --------------------------------------
                                       Average                    Average       Average                    Average
                                       Balance     Interest      Yield/Cost     Balance     Interest      Yield/Cost
                                      ---------   ----------    ------------   ---------   ----------    ------------
INTEREST-EARNING ASSETS
 Fed funds sold                       $      -      $     -            0.00%   $ 28,702       $  280            5.85%
 Interest-earning deposits               1,000            9            5.40%      1,000           10            6.00%
 Investment securities                  88,125          837            5.70%    174,122        1,844            6.35%
 Demand Loans                           14,043          201            8.59%     15,951          230            8.65%
                                      ---------   ----------    ------------   ---------   ----------    ------------
 Total interest-earning assets         103,168        1,047            6.09%    219,775        2,364            6.45%
                                                  ----------    ------------               ----------    ------------
 Allowance for loan losses                 (35)                                     (35)
 Noninterest-earning assets             27,187                                   29,324
                                      ---------                                ---------
 Total assets                         $130,320                                 $249,064
                                      =========                                =========

INTEREST-BEARING LIABILITIES
 Deposits:
   Savings                            $ 23,726          127            3.21%   $ 33,919          241            4.26%
   Time                                 23,412           48            1.23%     11,658           46            2.37%
 Short Term Borrowings                       -            -            0.00%     11,321          111            5.88%
                                      ---------   ----------    ------------   ---------   ----------    ------------
 Total interest-bearing liabilities     47,138          175            2.23%     56,898          398            4.20%
                                                  ----------    ------------               ----------    ------------
 Noninterest-bearing liabilities:
   Demand deposits                      36,110                                   95,115
   Noninterest bearing time deposits    30,000                                   45,000
   Other liabilities                     3,028                                   18,051
                                      ---------                                ---------
 Total liabilities                     116,276                                  215,064
 Equity                                 14,044                                   34,000
                                      ---------                                ---------
 Total liabilities and equity         $130,320                                 $249,064
                                      =========                                =========

Net interest income                                 $   872                                   $1,966
                                                  ==========                               ==========

Net interest margin (1)                                                5.07%                                    5.37%
Average interest rate spread (2)                                       3.86%                                    2.26%
Ratio of interest-earning assets to
  interest-bearing liabilities                                        218.9%                                   386.3%

___________________

(1) Net interest income divided by total interest-earning assets.
(2) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

                                               Year Ended October 31,                   Year Ended October 31,
                                                       1994                                      1995
                                      ---------------------------------------- --------------------------------------
                                         Average                    Average      Average                     Average
                                         Balance     Interest     Yield/Cost     Balance        Interest   Yield/Cost
                                      ------------ ------------ -------------- -----------      -------- ------------
INTEREST-EARNING ASSETS
 Fed funds sold                          $    393        $   20          5.20%   $  5,376          $  315        5.86%
 Interest-earning deposits                  1,000            38          3.80%      1,000              58        5.80%
 Investment securities                     80,462         4,731          5.88%     86,393           5,117        5.92%
 Demand Loans                              12,497           859          6.87%     13,361           1,202        9.00%
                                      -----------   -----------   -----------  ----------       ---------  ----------
 Total interest-earning assets             94,351         5,648          5.99%    106,130           6,692        6.31%
                                                    -----------   -----------                   ---------  ----------
 Allowance for loan losses                    (35)                                    (35)
 Noninterest-earning assets                22,494                                  22,079
                                      -----------                              ----------
 Total assets                            $116,810                                $128,174
                                      ===========                              ==========

 INTEREST-BEARING LIABILITIES
 Deposits:
   Savings                               $ 12,898           256          1.98%   $ 14,388             367        2.55%
   Time                                    30,212           609          2.01%     11,568             373        3.22%
 Short Term Borrowings                        220             6          2.79%      2,603              82        3.15%
                                      -----------   -----------   -----------  ----------       ---------  ----------
 Total interest-bearing liabilities        43,330           870          2.01%     28,559             822        2.88%
                                                    -----------   -----------                   ---------  ----------
 Noninterest-bearing liabilities:
   Demand deposits                         37,535                                  34,678
   Noninterest bearing time deposits       22,019                                  43,869
   Other liabilities                        2,147                                   4,949
                                      -----------                              ----------
 Total liabilities                        105,031                                 112,055
 Equity                                    11,779                                  16,119
                                      -----------                              ----------
 Total liabilities and equity            $116,810                                $128,174
                                      ===========                              ==========

Net interest income                                      $4,778                                    $5,870
                                                    ===========                                 =========

Net interest margin (1)                                                  5.06%                                   5.53%
Average interest rate spread (2)                                         3.98%                                   3.43%
Ratio of interest-earning assets to
  interest-bearing liabilities                                          217.8%

________________________________

(1) Net interest income divided by total interest-earning assets.
(2) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this item is contained in the financial statements and schedules set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Financial Statement Schedules" as a part of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required under this item is incorporated herein by reference to the information in the sections entitled "Occupations of Directors and Executive Officers," "Election of Directors" and "Compensation and Other Information Concerning Directors and Officers" continued in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the information in the section entitled "Management and Principal Holders of Voting Securities" contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is incorporated herein by reference to the information in the section entitled "Certain Relationships and Related Transactions" contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1. CONSOLIDATED FINANCIAL STATEMENTS.

          For the following consolidated financial information included herein, see Index on Page F-1:

          Report of Independent Accountants.
          Consolidated Balance Sheets as of December 31, 1995 and December 31, 1996.
          Consolidated Statements of Income for the Years Ended October 31, 1994 and 1995, for the Two-Month Period Ended December 31, 1995, and for the year ended December 31, 1996.

          Statements of Stockholders' Equity for the Years Ended October 31,
           1994 and 1995, for the Two-Month Period Ended December 31, 1995, and for the Year Ended December 31, 1996.
          Consolidated Statements of Cash Flows for the Years Ended October 31,
           1994 and 1995, for the Two-Month Period Ended December 31, 1995, and for the year ended December 31, 1996.
          Notes to Consolidated Financial Statements.

          2. FINANCIAL STATEMENT SCHEDULES.

          None.

          3. LIST OF EXHIBITS.

EXHIBIT NO.  DESCRIPTION
2.1(1)       Plan of Exchange of Common and Class A Stock of the Company for all
             outstanding stock of the Bank
3.1(1)       Certificate of Incorporation of the Company
3.2(1)       By-laws of the Company
4.1(1)       Specimen certificate representing the Common Stock
4.2(1)       Stockholder Rights Plan
5.1(1)       Opinion of Testa, Hurwitz & Thibeault, LLP
10.1(1) *    1995 Stock Plan
10.2(1)      Custodian Agreement among and between the Company, Eaton Vance
             Corp. and each investment company advised by Eaton Vance Corp.
             which adopted the Agreement dated December 17, 1990
10.3(1)      Transfer and Assumption Agreement between the Company and Bank of
             New York dated January 27, 1995 regarding the assignment of Merrill
             Lynch Unit Investment Trust administration service
10.4(1)      Information Technology Services Contract between the Company and
             Electronic Data Systems, Inc. dated September 24, 1990
10.5(1)      Third Party Hub and Spoke Processing License Agreement between the
             Company and Signature Financial Group, Inc. dated May 21, 1993
10.6(1)      Hub and Spoke Facilities Management Agreement between the Company and Signature Financial Group, Inc. dated May 21, 1993
10.7(1)      Loan Agreements with Landon Clay dated May 10, 1993 and October 6,
             1994
10.8(1) *    Description of the executive bonus arrangement
10.9(1) *    Employment contract between the Company and Kevin Sheehan
10.10(1) *   Employment contract between the Company and Michael Rogers
10.11(1) *   Employment contract between the Company and Edmund Maroney
10.12(1) *   Employment contract between the Company and Robert Mancuso
10.13(1)     Sublease Agreement, as amended, between the Company and the Bank of
             New England, N.A. dated May 25, 1990, for premises located at 89
             South Street, Boston, Massachusetts
10.14 *      1995 Non-Employee Director Stock Option Plan
10.15(2)     Information Technology Services Contract between the Company and
             Electronic Data Systems, Inc. dated September 20,1995,
10.16(2)     Lease Agreement between the Company and John Hancock Mutual Life
             Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts.
10.17 *      Employment contract between the Company and Karen C. Keenan
10.18 *      1995 Employee Stock Purchase Plan
10.19        Amended and Restated Declaration of Trust among the Company and the
             Trustees named therein, dated January 31, 1997
10.20        Purchase Agreement among the Company, Investors Capital Trust I and
             Keefe, Bruyette & Woods, Inc., dated January 30, 1997 (Included in
             Exhibit 10.19)

EXHIBIT NO.  DESCRIPTION
10.21        Indenture between the Company and The Bank of New York, dated
             January 31, 1997
10.22        Registration Rights Agreement, among the Company, Investors Capital
             Trust I and Keefe, Bruyette & Woods, Inc., dated January 31, 1997
10.23        Common Securities Guarantee Agreement by the Company as Guarantor,
             dated January 31, 1997
10.24        Capital Securities Guarantee Agreement between the Company as
             Guarantor and The Bank of New York as Capital Securities Guarantee
             Trustee, dated January 31, 1997
21.1         Subsidiaries of the Company
24.1 **      Power of Attorney (See Page 56 of this Report)

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-95980).
(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended October 31, 1995.

* Indicates a management contract or any compensatory plan, contract or arrangement.

     (b) REPORTS ON FORM 8-K.

     On January 27, 1997, the Company filed a Current Report on Form 8-K reporting the Company's financial results for the quarter and year ended December 31, 1996 and reporting the sale of capital securities described in
     Item 5 of this Report.

     (c)  EXHIBITS.

     The Company hereby files as part of this Form 10-K the exhibits listed in
     Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Securities and Exchange Commission's regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 and Seven World Trade Center, Suite 1300, New York, NY 10048. Copies of such material can also be obtained from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates.

     (d)  FINANCIAL STATEMENT SCHEDULES

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 18th day of February, 1997.

                         INVESTORS FINANCIAL SERVICES CORP.

                         By:  /s/ Kevin J. Sheehan
                             ----------------------------------
                             Kevin J. Sheehan
                             President, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of Investors Financial Services Corp., hereby severally constitute and appoint Kevin J. Sheehan and Michael F. Rogers, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Investors Financial Services Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the 18th day of February, 1997.

Signature                          Title(s)
---------                          --------

/s/ Kevin J. Sheehan               President, Chief Executive Officer and
---------------------------
Kevin J. Sheehan                   Chairman of the Board (Principal Executive
                                   Officer); Director

/s/ Michael F. Rogers              Executive Vice President
---------------------------
Michael F. Rogers

/s/ Karen C. Keenan                Chief Financial Officer (Principal Financial
---------------------------
Karen C. Keenan                    Officer and Principal Accounting Officer)

/s/ Robert B. Fraser               Director
---------------------------
Robert B. Fraser

/s/ Donald G. Friedl               Director
---------------------------
Donald G. Friedl

/s/ James M. Oates                 Director
---------------------------
James M. Oates

/s/ Phyllis S. Swersky             Director
---------------------------
Phyllis S. Swersky

/s/ Thomas P. McDermott            Director
---------------------------
Thomas P. McDermott

/s/ Frank B. Condon, Jr.           Director
---------------------------
Frank B. Condon, Jr.

INVESTORS FINANCIAL SERVICES CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Accountants.............................................................    F-2

Consolidated Balance Sheets as of December 31, 1995 and December 31,  1996....................    F-3

Consolidated Statements of Income for the Years Ended October 31, 1994 and 1995, for the
     Two-Month Period ended December 31, 1995 and for the Year Ended December 31, 1996........    F-4

Consolidated Statements of Stockholders' Equity for the Year Ended October 31, 1995, for the
     Two-Month Period ended December 31, 1995 and for the Year Ended December 31, 1996........    F-5

Consolidated Statements of Cash Flows for the Years Ended October 31, 1994 and 1995, for the
     Two-Month Period Ended December 31, 1995, and for the Year Ended December 31, 1996.......    F-6

Notes to Consolidated Financial Statements....................................................    F-7

INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of Investors Financial Services Corp.:

We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp., including its predecessor, Investors Bank & Trust Company and its subsidiaries (collectively, the "Company"), as of December 31, 1995 and December 31, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended October 31, 1995, for the two-month period ended December 31, 1995 and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1995, for the two-month period ended December 31, 1995 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, in November 1995 Investors Bank & Trust Company became a wholly owned subsidiary of Investors Financial Services Corp. as a result of the share exchange between Investors Financial Services Corp. and shareholders of Investors Bank & Trust Company.



Deloitte & Touche LLP

February 14, 1997

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                           DECEMBER 31,    DECEMBER 31,
                                                                     1995            1996
Cash and due from banks                                          $ 21,898,903    $ 19,226,453
Time deposits due from banks                                        1,000,000               -
Federal funds sold                                                 15,000,000     120,000,000
Securities held to maturity (approximate market values of
  $155,685,959 and $460,182,579 at December 31, 1995
  and December 31, 1996, respectively)                            154,123,901     460,009,923
Securities available for sale                                      90,819,293     271,120,964
Nonmarketable equity securities                                             -         967,400
Loans, less allowance for loan losses of $35,000 and $100,000
  at December 31, 1995 and December 31, 1996, respectively         22,864,216      66,236,889
Accrued interest and fees receivable                               10,440,758      16,366,171
Equipment and leasehold improvements, net                           3,525,581       5,243,974
Other assets                                                        2,763,661       5,289,873
                                                               --------------   -------------

TOTAL ASSETS                                                     $322,436,313    $964,461,647
                                                               ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Demand                                                         $122,907,489    $264,914,614
  Savings                                                          21,085,503     276,602,295
  Time                                                             45,000,000      55,000,000
                                                               --------------   -------------

     Total deposits                                               188,992,992     596,516,909


Securities sold under repurchase agreements                        74,401,454     296,421,201
Other liabilities                                                   5,620,936       9,664,227
                                                               --------------   -------------

     Total liabilities                                            269,015,382     902,602,337
                                                               --------------   -------------

STOCKHOLDERS' EQUITY:
  Preferred stock                                                           -               -
  Class A common stock                                                  5,935           3,595
  Common stock                                                         58,505          60,848
  Surplus                                                          54,312,474      54,352,812
  Deferred compensation                                            (2,117,787)     (1,687,675)
  Retained earnings                                                   899,794       8,480,431
  Net unrealized gain on securities available for sale                262,010         649,299
                                                               --------------   -------------

     Total stockholders' equity                                    53,420,931      61,859,310
                                                               --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $322,436,313    $964,461,647
                                                               ==============   =============

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 1994 AND 1995, THE TWO-MONTH PERIOD
ENDED DECEMBER 31, 1995, AND THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                                 TWO MONTHS ENDED
                                                                                    DECEMBER 31,            DECEMBER 31,
                                           1994                      1995               1995                    1996
OPERATING REVENUE:
Interest income:
 Federal funds sold                     $      20,430            $    315,270          $     279,741        $   1,858,541
 Other short-term investments                  37,993                  58,114                 10,102                6,448
 Securities held to maturity
  and available for sale                    4,730,824               5,116,155              1,844,222           32,490,280
 Loans                                        859,005               1,202,029                229,690            2,322,158
                                  -------------------    --------------------   --------------------   ------------------
Total interest income                       5,648,252               6,691,568              2,363,755           36,677,427
                                  -------------------    --------------------   --------------------   ------------------

Interest expense:
 Deposits                                     864,148                 720,395                286,945            9,271,675
 Securities sold under
  repurchase agreements                             -                       -                 98,248            9,016,792
 Federal funds purchased                            -                  81,957                  8,483              367,103
 Treasury, tax and loan
  account                                       6,143                  19,241                  4,423               12,464
                                  -------------------    --------------------   --------------------   ------------------
     Total interest expense                   870,291                 821,593                398,099           18,668,034
                                  -------------------    --------------------   --------------------   ------------------

Net interest income                         4,777,961               5,869,975              1,965,656           18,009,393
Provision for loan losses                           -                       -                      -               65,000
                                  -------------------    --------------------   --------------------   ------------------
Net interest income after
 provision for loan losses                  4,777,961               5,869,975              1,965,656           17,944,393

Noninterest income:
 Asset administration fees                 42,422,555              48,412,551              7,988,056           56,075,625
 Proceeds from assignment of UIT
  servicing, net                                    -               2,572,298                      -                    -
 Computer service fees                        552,407                 505,534                 83,424              482,275
 Other operating income                        74,163                  72,029                 13,772               76,305
 Net loss on securities
  available for sale                                -                       -                      -               (2,488)
                                  -------------------    --------------------   --------------------   ------------------

 Net operating revenue                     47,827,086              57,432,387             10,050,908           74,576,110

OPERATING EXPENSES
 Compensation of officers
  and employees                            23,162,729              27,213,593              4,957,575           32,148,445
 Pension and other employee
  benefits                                  4,136,066               4,685,100                839,888            5,353,770
 Occupancy                                  3,735,820               4,215,472                624,816            4,283,008
 Equipment                                  4,292,523               4,828,811                807,931            5,585,704
 Insurance                                  1,069,996               1,060,468                194,016              852,638
 Subcustodian fees                          1,326,783               1,844,214                216,899            4,151,500
 Depreciation and amortization              1,375,850               1,220,988                185,791            1,502,196
 Professional fees                            955,341               1,516,720                202,006            2,362,909
 Travel and sales promotion                   735,385                 837,136                122,682            1,157,718
 Other operating expenses                   1,712,950               2,801,451                329,212            4,537,689
                                  -------------------    --------------------   --------------------   ------------------

   Total operating expenses                42,503,443              50,223,953              8,480,816           61,935,577
                                  -------------------    --------------------   --------------------   ------------------

INCOME BEFORE INCOME TAXES                  5,323,643               7,208,434              1,570,092           12,640,533

INCOME TAXES                                1,863,000               2,800,000                670,298            4,866,571
                                  -------------------    --------------------   --------------------   ------------------

NET INCOME                             $    3,460,643            $  4,408,434         $     899,794         $   7,773,962
                                  ===================    ====================   ===================    ==================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                                             6,504,382
                                                                                                       ==================

EARNINGS PER SHARE                                                                                                  $1.20
                                                                                                       ==================

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED OCTOBER 31, 1995, THE TWO-MONTH PERIOD
ENDED DECEMBER 31, 1995 AND THE YEAR ENDED DECEMBER 31, 1996.
-------------------------------------------------------------------------------

                                                            CLASS A
                                                             COMMON           COMMON                                DEFERRED
                                                             STOCK             STOCK             SURPLUS          COMPENSATION
BALANCE, NOVEMBER 1, 1994                                   $      -       $ 10,000,000       $           -       $         -

Net income
Cash dividend, $0.06 share
                                                         ------------     -------------      ---------------      -------------

BALANCE, OCTOBER 31, 1995                                   $      -       $ 10,000,000       $           -       $          -
                                                         ============     =============      ===============      =============

Effect of share exchange (Note 1)                           $  6,114       $     34,186       $  18,021,176       $          -
Common stock issuance, net of costs of $3,829,062                  -             23,000          34,097,938                  -
Issuance of restricted stock                                       -              1,140           2,193,360         (2,194,500)
Conversion of Class A common stock                              (179)               179                   -                  -
Amortization of deferred compensation                              -                  -                   -             76,713
Net income                                                         -                  -                   -                  -
Net unrealized gain on securities available for sale               -                  -                   -                  -
                                                         ------------     -------------      ---------------      -------------

BALANCE, DECEMBER 31, 1995                                     5,935            58,505           54,312,474         (2,117,787)

Adjustment to costs of stock issuance                              -                 -               35,193                  -
Conversion of class A to common stock                         (2,340)            2,340                    -                  -
Amortization of deferred compensation                              -                 -                    -            430,112
Exercise of stock options                                          -                 3                5,145                  -
Net income                                                         -                 -                    -                  -
Cash dividend, $0.03 per share                                     -                 -                    -                  -
Change in net unrealized gain on                                   -                 -                    -                  -
  securities available for sale
                                                         ------------     -------------      ---------------      -------------

BALANCE, DECEMBER 31, 1996                                  $  3,595       $    60,848        $  54,352,812       $ (1,687,675)
                                                         ============     =============      ===============      =============

                                                                                  NET
                                                                               UNREALIZED
                                                                                GAIN ON
                                                                               INVESTMENT
                                                                               SECURITIES
                                                              RETAINED         AVAILABLE
                                                              EARNINGS         FOR SALE               TOTAL
BALANCE, NOVEMBER 1, 1994                                 $ 3,713,042          $     -           $ 13,713,042

Net income                                                  4,408,434                               4,408,434
Cash dividend, $0.06 share                                    (60,000)                                (60,000)
                                                         -------------      --------------      --------------
BALANCE, OCTOBER 31, 1995                                 $ 8,061,476          $     -           $ 18,061,476
                                                         =============      ==============      ==============

Effect of share exchange (Note 1)                         $         -          $     -           $ 18,061,476
Common stock issuance, net of costs of $3,829,062                   -                -             34,120,938
Issuance of restricted stock                                        -                -                   -
Conversion of Class A common stock                                  -                -                   -
Amortization of deferred compensation                               -                -                 76,713
Net income                                                    899,794                -                899,794
Net unrealized gain on securities available for sale               -            262,010              262,010
                                                         -------------      --------------      --------------

BALANCE, DECEMBER 31, 1995                                    899,794            262,010           53,420,931

Adjustment to costs of stock issuance                               -                -                 35,193
Conversion of class A to common stock                               -                -                   -
Amortization of deferred compensation                               -                -                430,112
Exercise of stock options                                           -                -                  5,148
Net income                                                  7,773,962                -              7,773,962
Cash dividend, $0.03 per share                               (193,325)               -               (193,325)
Change in net unrealized gain on
  securities available for sale                                     -            387,289              387,289
                                                         -------------      --------------      --------------
BALANCE, DECEMBER 31, 1996                                $ 8,480,431        $   649,299         $ 61,859,310
                                                         =============      ==============      ==============

See notes to consolidated financial statements

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED OCTOBER 31, 1994, AND 1995, THE TWO MONTH PERIOD ENDED DECEMBER 31, 1995 AND THE YEAR ENDED DECEMBER 31, 1996.
--------------------------------------------------------------------------------

                                                    OCTOBER 31,        OCTOBER 31          DECEMBER 31         DECEMBER
                                                      1994               1995                1995                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 3,460,643      $ 4,408,434        $    899,794        $  7,773,962
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                           1,375,850        1,220,988             185,791           1,502,196
Amortization of deferred compensation                     -                -                    76,713             430,112
Provision for loan losses                                 -                -                   -                    65,000
Amortization of premiums on securities, net of
  accretion of discounts                                1,300,037          792,574             205,071           2,521,119
Loss on sale of securities available for sale             -                -                   -                     2,488
Loss on disposal of fixed assets                          -                -                   -                    15,211
Deferred income taxes                                    (127,000)        (469,000)             78,377           1,156,706
Adjustment to carrying value of interest rate
 floor contracts                                          -              1,057,700             -                     -
Changes in assets and liabilities:
     Accrued interest and fees receivable              (3,714,212)        (189,689)           (868,478)         (5,925,413)
     Other assets                                       1,185,210         (639,592)            814,394          (3,568,354)
     Other liabilities                                  1,589,835        1,074,563            (667,218)          3,670,535
                                                    --------------    -------------    ----------------     ---------------
          Total adjustments                             1,609,720        2,847,544            (175,350)           (130,400)
                                                    --------------    -------------    ----------------     ---------------
          Net cash provided by operating activities     5,070,363        7,255,978             724,444           7,643,562
                                                    --------------    -------------    ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities
 available for sale                                       -                 -                  -                48,406,151
Proceeds from maturities of securities held
 to maturity                                           16,264,293       18,404,529          12,865,343          39,691,309
Proceeds from sale of securities available
 for sale                                                 -                -                   -                26,904,258
Purchases of securities available for sale                -                -                   -              (243,550,740)
Purchases of securities held to maturity              (25,636,094)     (40,936,504)       (147,559,658)       (359,516,797)
Purchase of nonmarketable equity securities               -                -                   -                  (967,400)
Net (increase) decrease in time deposits due
 from banks                                               -                (24,345)             24,345           1,000,000
Net (increase) decrease in federal funds sold             -            (36,000,000)         21,000,000        (105,000,000)
Net (increase) decrease in loans                       (3,349,620)        (129,487)         (9,164,520)        (43,437,672)
Purchases of equipment                                 (1,616,307)      (1,563,538)           (118,205)         (3,235,800)
                                                    --------------    -------------    ----------------     ---------------
          Net cash used for investing activities      (14,337,728)     (60,249,345)       (122,952,695)       (639,706,691)
                                                    --------------    -------------    ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits            (32,657,559)      53,411,987         (39,453,616)        142,007,125
Net increase in time and savings deposits              35,088,220          332,489          66,023,363         265,516,792
Net increase in securities sold under
 repurchase agreements                                    -                -                74,401,454         222,019,746
Proceeds from common stock                                -                -                37,950,000               -
Costs of stock issuance                                   -                -                (3,829,062)             35,193
Proceeds from exercise of stock options                   -                -                  -                      5,148
Dividends paid                                            (60,000)         (60,000)           -                   (193,325)
                                                    --------------    -------------    ----------------     ---------------
          Net cash provided by financing activities     2,370,661       53,684,476         135,092,139         629,390,679
                                                    --------------    -------------    ----------------     ---------------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS         (6,896,704)         691,109          12,863,888          (2,672,450)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD           15,240,610        8,343,906           9,035,015          21,898,903
                                                    --------------    -------------    ----------------     ---------------

CASH AND DUE FROM BANKS, END OF PERIOD                $ 8,343,906      $ 9,035,015        $ 21,898,903        $ 19,226,453
                                                    ==============    =============    ================     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                $   807,000      $   898,000        $    197,750        $ 17,253,000
                                                    ==============    =============    ================     ===============
Cash paid for income taxes                            $ 2,136,000      $ 2,919,000        $    885,000        $  4,220,000
                                                    ==============    =============    ================     ===============

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 1994 AND 1995, THE TWO MONTH PERIOD ENDED DECEMBER 31, 1995 AND THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     CUSTODY AND TRUST ASSETS - Asset administration fees, including securities lending and foreign exchange services and computer services fees, are composed primarily of fee and fee-related income and are recorded on the accrual basis.

     ACCOUNTING ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SECURITIES - Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investments in equity securities that have readily determinable fair values and all investments in debt securities to be classified into three categories as follows:

     . Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

     . Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

     . All other debt and equity securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

     At the adoption of SFAS No. 115, the Company classified its entire portfolio of securities as held-to-maturity based upon the Company's positive intent and ability to hold such securities to maturity. Factors considered in determining the Company's ability to hold such securities to maturity include the Company's historical experience, the maturity distribution of securities and the Company's access to additional deposits from custody and trust clients. The effect of adopting SFAS No. 115 was not significant.

     In connection with the initial adoption of the Financial Accounting Standards Board's ("FASB") Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, the Company reassessed the appropriateness of the classifications of all securities held as of December 31, 1995. As a result of this reassessment, the Company reclassified debt securities with a carrying value of $90,382,610 from Held to Maturity to Available for Sale on December 31, 1995. The net effect of this transfer was a $262,010 increase to stockholders' equity, net of taxes.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the estimated fair value of financial instruments, whether or not recognized in the Company's consolidated balance sheets, estimated using available market information or other appropriate valuation methodologies.

     The carrying amounts of cash and due from banks are a reasonable estimate of their fair value. The fair value of the Company's securities is estimated based on quoted market prices. Both loans (including commitments to lend) and deposits (including time deposits) bear interest at variable rates and are subject to periodic repricing. As such, the carrying amount of loans and deposits is a reasonable estimate of fair value. The fair value of the Company's interest rate contracts is estimated based on quoted market prices. The Company does not have any other significant financial instruments.

     LOANS - Interest income on loans is recorded on the accrual basis. Losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to operating expenses based on amounts management considers necessary to meet reasonably foreseeable losses on loans.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets which range from three to seven years.

     INCOME TAXES - Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in deferred tax assets and liabilities during the year in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are established for temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

     TRANSLATION OF FOREIGN CURRENCIES - The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses realized from the settlement of foreign currency transactions, which were not significant in the years ended October 31, 1994 and 1995, the two month period ended December 31, 1995, or the year ended December 31, 1996, are included in other operating expenses in the consolidated statements of income.

     DERIVATIVE FINANCIAL INSTRUMENTS - Prior to the assignment of the unit investment trust servicing more fully described in Note 10, the Bank used derivative financial instruments in the form of interest rate floor contracts ("Floors"). These instruments were matched with fees on trust and custody assets that were based on current interest rates. Periodic cash payments were accrued on a settlement basis. The premiums associated with the instruments were amortized over their term until they were adjusted to market value in March 1995 in connection with the sale of the hedged assets as more fully described in Note 10.

     The Company also enters into interest rate swap agreements as discussed in
     Note 13 and foreign exchange contracts as discussed in Note 16. The Company implemented SFAS 119, "Disclosure About Derivative Financial Investments and Fair Value of Financial Instruments," in fiscal 1996. This standard requires expanded disclosure about amounts, nature and terms associated with the derivative financial instruments held. The adoption of SFAS 119 did not have a significant impact on the Company's consolidated financial statements.

     The Company does not purchase derivative financial instruments for trading purposes. Interest rate swap agreements are matched with specific financial instruments reported on the balance sheet and periodic cash payments are accrued on a settlement basis.

     The Company enters into foreign exchange contracts with clients and simultaneously enters into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation."

     EARNINGS PER SHARE - Earnings per share are based on the weighted average number of shares outstanding during the period.

     NEW ACCOUNTING PRONOUNCEMENTS - "Extinguishments of Liabilities," SFAS No. 125 establishes consistent accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers of financial assets that are secured borrowings based upon the existence of control. SFAS No. 125 is required to be adopted by the Company in 1997 and is not expected to have a material effect upon the Company's consolidated financial statements.

     RECLASSIFICATIONS - Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

3.   SECURITIES

     Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1995:

                                CARRYING     UNREALIZED   UNREALIZED   APPROXIMATE
      HELD TO MATURITY            VALUE         GAINS       LOSSES    MARKET VALUE
Mortgage-backed securities     $144,123,901   $1,562,732    $117,924   $145,568,709
Federal Agency securities        10,000,000      117,250           -     10,117,250
                               ------------   ----------    --------   ------------

Total                          $154,123,901   $1,679,982    $117,924   $155,685,959
                               ============   ==========    ========   ============


                                 AMORTIZED    UNREALIZED   UNREALIZED    CARRYING
 AVAILABLE FOR SALE                COST          GAINS       LOSSES        VALUE

U.S. Treasury securities       $ 50,312,501   $  346,672    $  6,673   $ 50,652,500
Mortgage-backed securities       40,070,111      117,667      20,985     40,166,793
                               ------------   ----------    --------   ------------

Total                          $ 90,382,612   $  464,339    $ 27,658   $ 90,819,293
                               ============   ==========    ========   ============

     Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1996:

                                 CARRYING     UNREALIZED   UNREALIZED    APPROXIMATE
      HELD TO MATURITY             VALUE         GAINS       LOSSES     MARKET VALUE
Mortgage-backed securities      $414,664,590   $1,973,263   $1,750,168   $414,887,685
Federal Agency securities         37,517,495       49,546      224,972     37,342,069
Foreign government
 securities                        7,827,838      124,987            -      7,952,825
                                ------------   ----------  ----------   ------------

Total                           $460,009,923   $2,147,796   $1,975,140   $460,182,579
                                ============   ==========   ==========   ============

                                      AMORTIZED    UNREALIZED   UNREALIZED     CARRYING
 AVAILABLE FOR SALE                     COST          GAINS       LOSSES         VALUE
U.S. Treasury securities             $ 40,107,999   $  151,304   $        3   $ 40,259,300
Mortgage-backed securities            229,930,801    1,086,092      155,229    230,861,664
                                  ---------------   ----------   ----------   ------------

Total                                $270,038,800   $1,237,396   $  155,232   $271,120,964
                                  ===============   ==========   ==========   ============

     Nonmarketable equity securities at December 31, 1996 consisted of $967,400 of stock of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Company is required to invest in $100 par value stock of the FHLBB in an amount equal to 1% of its outstanding residential mortgage loans or .3% of total assets, whichever is higher. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. If and when such stock is redeemed, the Company will receive an amount equal to the par value of the stock.

     The carrying amounts and approximate market values of securities by effective maturity are as follows:

                                      DECEMBER 31, 1995             DECEMBER 31, 1996
                                CARRYING       APPROXIMATE     CARRYING         APPROXIMATE
      HELD TO MATURITY           VALUE         MARKET VALUE      VALUE          MARKET VALUE
Due within one year           $          -     $          -   $ 19,052,213       $ 18,873,837
Due from one to five years      79,803,891       80,885,330    114,459,070        113,819,081
Due five years up to ten
 years                          68,228,986       68,639,409    240,620,332        241,016,881
Due after ten years              6,091,024        6,161,220     85,878,308         86,472,780
                            --------------   --------------   ------------    ---------------

Total                         $154,123,901     $155,685,959   $460,009,923       $460,182,579
                            ==============   ==============   ============    ===============

                                  DECEMBER 31,   1995               DECEMBER 31, 1996
                               AMORTIZED         CARRYING      AMORTIZED          CARRYING
AVAILABLE FOR SALE                COST            VALUE          COST               VALUE
Due within one year           $ 25,240,028     $ 25,263,000   $ 19,964,080       $ 20,046,800
Due from one to five years      58,395,211       58,791,503    213,758,992        214,525,641
Due five years up to ten
 years                           6,747,373        6,764,790     36,315,728         36,548,523
                            --------------   --------------   ------------    ---------------

Total                         $ 90,382,612     $ 90,819,293   $270,038,800       $271,120,964
                            ==============   ==============   ============    ===============

The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

Five securities available for sale were sold during the year ended December 31, 1996 resulting in losses totaling $19,178 and gains totaling $16,690.

The carrying value of securities pledged amounted to approximately $206,000,000 and $362,000,000 at December 31, 1995 and December 31, 1996, respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

4.   LOANS

     Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. The loans are generally collateralized with marketable securities. There were no impaired or nonperforming loans at December 31, 1995 or December 31, 1996. In addition, there have been no loan charge-offs or recoveries during the years ended October 31, 1994 and 1995, the two months ended December 31, 1995 or the year ended December 31, 1996. Loans consisted of the following at December 31, 1995 and December 31, 1996:

                                             DECEMBER 31,  DECEMBER 31,
                                                 1995          1996
     Loans to individuals                     $12,610,018   $23,448,999
     Loans to not-for-profit institutions         289,198        12,500
     Loans to mutual funds                     10,000,000    42,875,390
                                              -----------   -----------

                                               22,899,216    66,336,889

     Less allowance for loan losses                35,000       100,000
                                              -----------   -----------

     Total                                    $22,864,216   $66,236,889
                                              ===========   ===========

     The Company had commitments to lend of approximately $1,708,000 and $37,127,518 at December 31, 1995 and December 31, 1996, respectively. The terms of these commitments are similar to the terms of outstanding loans.

     During 1996, the Company increased the allowance for loan losses by $65,000 due to the overall increase in lending activities.

5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     The major components of equipment and leasehold improvements are as follows at December 31, 1995 and December 31, 1996:

                                                DECEMBER 31,       DECEMBER 31,
                                                   1995               1996
     Furniture, fixtures and equipment            $6,281,172        $8,516,450
     Leasehold improvements                          761,929           744,395
                                                ------------      ------------

     Total                                         7,043,101         9,260,845

     Less accumulated depreciation and
      amortization                                 3,517,520         4,016,871
                                                ------------      ------------

     Equipment and leasehold improvements, net    $3,525,581        $5,243,974
                                                ============      ============

6.   DEPOSITS

     Time deposits at December 31, 1995 and December 31, 1996 include noninterest-bearing amounts of approximately $45,000,000 and $55,000,000, respectively.

     All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1995 and December 31, 1996.

7.   REPURCHASE AGREEMENTS

     The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The Company had liabilities under these agreements of $74,401,454 and $ 296,421,201 at December 31, 1995 and December 31, 1996 respectively. The interest rate on the outstanding agreements at December 31, 1995 ranged from 5.5% to 6.0% and all agreements matured on January 2, 1996. The interest rate on the outstanding agreements at December 31, 1996 was 5.91% and all agreements matured by January 2, 1997. The following securities were pledged under these agreements at December 31, 1995 and December 31, 1996:

                                      DECEMBER 31, 1995              DECEMBER 31, 1996
                                    CARRYING    APPROXIMATE        CARRYING      APPROXIMATE
                                     VALUE      MARKET VALUE         VALUE      MARKET VALUE
     U.S. Treasury securities      $29,345,800   $29,345,800      $ 37,249,940   $ 37,249,940
     Federal Agency securities               -             -        25,000,000     24,803,950
     Mortgage-backed
      securities                    47,211,518    47,254,137       245,689,672    246,777,873
                                  ------------   -----------      ------------   ------------

     Total                         $76,557,318   $76,599,937      $307,939,612   $308,831,763
                                  ============   ===========      ============   ============

     The amount outstanding at December 31, 1996 was the highest amount outstanding at any month end during the year ended December 31, 1996. The average balance during the year ended December 31, 1996 was $180,181,000.

8.   INCOME TAXES

     The components of income tax expenses are as follows for the years ended October 31, 1994 and 1995, the two-month period ended December 31, 1995, and the year ended December 31, 1996:

                      OCTOBER 31,  OCTOBER 31,   DECEMBER 31,  DECEMBER 31,
                         1994        1995          1995          1996
     Current:
       Federal       $1,829,000    $2,781,000       $445,480    $3,593,391
       State            161,000       484,000        139,429       181,416
       Foreign                -         4,000          7,012       193,251
                     ----------    ----------       --------    ----------
                      1,990,000     3,269,000        591,921     3,968,058
                     ==========    ==========       ========    ==========

     Deferred:
       Federal           (7,000)     (391,000)        50,538       619,357
       State             (3,000)     (154,000)        17,580       240,861
       Foreign         (117,000)       76,000         10,259        38,295
                     ----------    ----------       --------    ----------
                       (127,000)     (469,000)        78,377       898,513
                     ==========    ==========       ========    ==========

     Total income
      taxes          $1,863,000    $2,800,000       $670,298    $4,866,571
                     ==========    ==========       ========    ==========

     Differences between the effective income tax rate and the federal statutory rates are as follows for the years ended October 31, 1994 and 1995, the two-month period ended December 31, 1995, and the year ended December 31, 1996:

                                                        OCTOBER 31,   OCTOBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1994          1995          1995           1996
       Federal statutory rate                               34.0%         34.0%          34.0%          35.0%
       State income tax rate, net of federal benefit         2.0           3.0            6.6            2.2
       Foreign income taxes with different rates            (1.5)          0.7            1.1            1.2
       Other                                                 0.5           1.1            1.0            0.1
                                                        --------      --------      ---------      ----------
       Effective tax rate                                   35.0%         38.8%          42.7%          38.5%

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following at October 31, 1994, December 31, 1995, and December 31, 1996:

                                           OCTOBER 31,   DECEMBER 31,   DECEMBER 31,
                                               1995          1995           1996
       Deferred tax assets:
         Employee benefit plans               $1,060,000     $1,012,922      $ 933,216
         Foreign operating losses                 54,000         38,295              -
         Other                                    18,000          9,810         37,562
                                              ----------    -----------    -----------
                                               1,132,000      1,061,027        970,778

       Deferred tax liabilities:
         Prepaid insurance                             -              -       (620,979)
         Securities available for sale                 -       (174,673)      (432,866)
         Unearned compensation                         -              -       (183,175)
         Depreciation and amortization           (95,000)      (102,404)      (106,514)
                                              ----------    -----------    -----------
       Net deferred tax asset (liability)     $1,037,000     $  783,950      $(372,756)
                                              ==========    ===========    ===========

     Net deferred tax assets are reported as a component of other assets in the 1995 consolidated balance sheets. Net deferred tax liabilities are reported as a component of other liabilities in the 1996 consolidated balance sheet.

9.   STOCKHOLDERS' EQUITY

     COMMON STOCK - On May 27, 1994, the Bank's Board of Directors approved a reduction in the par value of the Company's common stock from $100 per share to $10 per share, and a 100-for-1 stock split which caused the number of shares of common stock authorized, issued and outstanding to increase from 10,000 shares to 1,000,000 shares. The stock split resulted in a $9,000,000 increase in common stock, a $1,000,000 decrease in surplus and an $8,000,000 decrease in retained earnings. There were no other changes in authorized, issued or outstanding common stock for any period presented prior to the Spin-off Transaction.

     IFSC has authorized 1,000,000 shares of Preferred Stock, 650,000 shares of Class A Common Stock and 20,000,000 shares of Common Stock, all with a par value of $.01 per share. At December 31, 1995 and December 31, 1996, there were no preferred shares issued or outstanding. There were 593,500 and 359,545 shares of Class A Common Stock and 5,850,500 and 6,084,767 Common Stock issued and outstanding at December 31, 1995 and December 31, 1996, respectively. The Common Stock and Class A Common Stock are identical except that the Class A Common Stock has ten votes per share and automatically converts into Common Stock upon transfer and under certain other circumstances.

     STOCK OPTIONS - The Company has two stock option plans, the 1995 Stock Plan and the 1995 Non-Employee Director Stock Option Plan.

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

     In November 1995, the Company granted 114,000 shares to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vest in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. The Company has recorded deferred compensation of $2,117,787 and $1,687,675 at December 31, 1995 and December 31, 1996, respectively, pursuant to these grants.

     A summary of option activity under all plans is as follows:

                                         NUMBER OF      EXERCISE PRICE
                                           SHARES          PER SHARE

     Outstanding at December 31, 1995      211,500     $           16.50
     Granted                               141,150     $22.375 - $26.125
     Exercised                                (312)    $           16.50
     Expired                                (7,188)    $           16.50
                                       -----------

     Outstanding at December 31, 1996      345,150     $ 16.50 - $26.125
                                       -----------

     Exercisable at December 31, 1996       60,489
                                       -----------

     EMPLOYEE STOCK-BASED COMPENSATION - With respect to employee stock-based compensation, the Company has adopted the disclosure-only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for employee stock-based compensation awarded under employee stock option plans. If compensation cost had been determined for awards granted commencing November 8, 1995 under the Company's employee stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have decreased to the pro forma amounts indicated below:

          Net income - as reported                    $7,773,962
          Net income - pro forma                       7,502,714
          Earnings per share - as reported                  1.20
          Earnings per share - pro forma                    1.16

     The pro forma amounts do not include any adjustment for compensation expense that would have been recorded in the current fiscal year for nonemployee stock-based awards made on or prior to December 15, 1995. Accordingly, the pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 6.25%, an expected life of five years, an expected volatility of 20%, and assumes nominal dividends will be paid.

10.  PROCEEDS FROM ASSIGNMENT OF UNIT INVESTMENT TRUST SERVICING, NET

     On March 1, 1995, the Company recognized a net gain of $2,572,298 of noninterest income resulting from the assignment to another company of the rights to service approximately $5.0 billion of unit investment trust assets. In connection with the assignment, the Company adjusted to market value interest rate floors with a notional amount of $80,000,000, and the resulting loss of $1,057,700 is reported net of the cash proceeds from the assignment of unit investment trust servicing. These interest rate floors had previously been designated as hedges of fees from the unit investment trusts (see Note 13).

11.  EMPLOYEE BENEFIT PLANS

     PENSION PLAN - The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997. The benefits are based on years of service and the employee's compensation during employment. The Company's funding policy is to contribute annually the maximum amount which can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future.

     The Company established a supplemental retirement plan in 1994 that covers certain employees and pays benefits that supplements any benefits paid under the qualified plan. Benefits under the supplemental plan are generally based on compensation not includable in the calculation of benefits to be paid under the qualified plan. The total cost of this plan to the Company was $41,148, $86,563, $6,827 and $36,960 in the years ended October 31, 1994 and 1995, the two-month period ended December 31, 1995, and the year ended December 31, 1996, respectively.

     The following table sets forth the funded status and accrued pension cost for the Company's pension and supplemental retirement plans.

                                                                       DECEMBER 31,         DECEMBER 31,
                                                                           1995                 1996
     Actuarial present value of benefit obligations:
       Accumulated benefit obligations, including vested benefits of $4,600,000 and $3,746,000 for December 31, 1995 and
        1996, respectively                                              $ 4,918,000          $ 4,109,000
                                                                     ===============      ==============

     Projected benefit obligations for services rendered to date        $ 7,995,000          $ 6,885,000
     Plan assets at fair value, primarily listed stocks and U.S.
        government obligations                                            5,625,000            6,213,000
                                                                     ---------------      --------------

     Projected benefit obligations in excess of assets                   (2,370,000)            (672,000)
     Unrecognized net gain from past experience different from
        that assumed and effects of changes in assumptions                 (358,000)          (1,075,000)
     Prior service cost not yet recognized in periodic pension cost         267,000              238,000
     Unrecognized net (asset) liability                                     562,000             (378,000)
                                                                     ---------------      --------------

     Accrued pension cost                                               $(1,899,000)         $(1,887,000)
                                                                     ===============      ==============

     Net pension cost included the following components for the years ended October 31, 1994 and 1995, the two-month period ended December 31, 1995 and the year ended December 31, 1996:

                                                       OCTOBER 31,   OCTOBER 31,   DECEMBER 31,      DECEMBER 31,
                                                           1994          1995          1995             1996

     Service cost - benefits earned during the           $ 559,000      $ 618,000       $123,000     $   848,000
      period
     Interest cost on projected benefit obligations        400,000        425,000         86,000         520,000
     Return on plan assets                                (389,000)      (420,000)       (73,000)     (1,013,000)
     Net amortization and deferral                          (5,000)        (5,000)         1,000         508,000
                                                     -------------  -------------   ------------     -----------

     Net periodic pension cost                           $ 565,000      $ 618,000       $137,000     $   863,000
                                                     =============  =============   ============     ===========


     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:

                                                       DECEMBER 31,             DECEMBER 31,
                                                           1995                     1996

     Weighted average discount rate                             7.5%                     7.5%
     Rate of increase in future compensation levels             5.0                      5.0
     Long-term rate of return on plan assets                    8.5                      8.5

     EMPLOYEE SAVINGS PLAN - The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees who elect to participate. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $164,000, $222,000, $36,000 and $208,000 in the years ended October 31,
     1994 and 1995, the two-month period ended December 31, 1995, and the year ended December 31, 1996, respectively.

12.  RELATED-PARTY TRANSACTIONS

     As a result of the Spin-off Transaction described in Note 1, transactions between the Company and EVC are no longer considered related-party transactions. However, prior to the Spin-off Transaction, the Company entered into various transactions with EVC and a group of mutual funds sponsored by EVC. The following is a summary of such related-party transactions for the years ended October 31, 1994 and 1995:

                                                                                            OCTOBER 31,        OCTOBER 31,
                                                                                               1994               1995

     Asset administration fee income                                                         $8,565,000         $8,355,000
     Computer service fee income                                                                552,000            506,000
     Occupancy expense                                                                          344,000            260,000

     The aggregate of the above fees exceeds 10% of interest income and non-interest income.

     In addition, EVC and its group of mutual funds had the following amounts outstanding with the Company at October 31, 1995:

     Fees receivable               $    308,000
     Deposits                       102,869,000

     The Company also makes loans to officers of EVC and other related parties. Such loans are made in the ordinary course of business and on the same terms and conditions prevailing at the time for comparable transactions. The following is a summary of loans to related parties during the years ended October 31, 1994 and 1995.

     Balance at October 31, 1993                             $1,261,000
       Loans made/advanced                                      507,000
       Repayments                                              (135,000)
                                                            -----------

     Balance at October 31, 1994                              1,633,000
       Loans made/advanced                                       55,000
       Repayments                                               (55,000)
                                                            -----------

     Balance at October 31, 1995                             $1,633,000
                                                            ===========

13.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     LINES OF CREDIT - At December 31, 1996, the Company had commitments to individuals under collateralized open lines of credit totaling $74,743,700, against which $37,616,182 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

     INTEREST-RATE CONTRACTS - The following table summarizes the contractual or notional amounts of derivative financial instruments held by the Company at December 31, 1996:

                               DECEMBER 31,                 DECEMBER 31,
                                  1996                         1995
     Interest Rate Contracts:
       Swap agreements           $180,000,000                     -
       Floor contracts             30,000,000                 80,000,000

     Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. An interest rate floor is a contract purchased from a counterparty which specifies a minimum interest rate for the specified period of time. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. Credit risk is limited to the posititve market value of the derivative financial instrument, which is significantly less than the notional value. During 1996, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 18 months. The weighted-average fixed-payment rates were 5.74 percent at December 31, 1996. Variable-interest payments received are indexed to 1 month LIBOR. At December 31, 1996, the weighted-average rate of variable market-indexed interest payment obligations to the Bank was 5.61 percent. The effect of these agreements was to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities. These contracts had no carrying value and the market value was approximately ($112,000) at December 31, 1996.

14.  COMMITMENTS AND CONTINGENCIES

     RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances with the Federal Reserve Bank. The reserve balance requirement as of December 31, 1996 was $22,170,000. In addition, other cash balances in the amount of $1,391,679 were pledged to secure clearings with a depository institution as of December 31, 1996.

     LEASE COMMITMENTS - Minimum future commitments on noncancelable operating leases at December 31, 1996 were as follows:

                                                         Bank
          Fiscal Year Ending                            Premises     Equipment

             1997                                      $ 4,014,746   $1,043,538
             1998                                        4,252,481      751,090
             1999                                        4,252,481      416,208
             2000                                        4,252,481            -
             2001 and beyond                            26,963,921            -

     Total rent expense was $4,604,000, $5,511,000, $843,000 and $4,129,000 for
     the years ended October 31, 1994 and 1995, the two months ended December 31, 1995, and the year ended December 31, 1996, respectively.

     On February 1, 1996, the Company entered into a five year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agrees to pay minimum annual charges of $368,970, $387,214, $406,788, $427,119, and
     $35,735 in the years ended December 31, 1997, 1998, 1999, 2000, and 2001, respectively. These minimum charges can increase due to certain usage thresholds. Service expense under this contract was $239,597 for the year ended December 31, 1996.

     CONTINGENCIES - The Company provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at December 31, 1996 that are material to the consolidated financial position or results of operations of the Company.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value and estimated fair value of financial instruments are as follows at December 31, 1995 and 1996 (in thousands):

                                                      DECEMBER 31, 1995          DECEMBER 31, 1996
                                                      CARRYING    FAIR          CARRYING     FAIR
                                                       AMOUNT    VALUE           AMOUNT     VALUE

     On-balance sheet amounts:
       Cash and due from banks                        $ 21,899  $ 21,899        $ 19,226  $  19,226
       Time deposits due from banks                      1,000     1,000               -          -
       Federal funds sold                               15,000    15,000         120,000    120,000
       Securities held to maturity                     154,124   155,686         460,010    460,183
       Securities available for sale                    90,819    90,819         271,121    271,121
       Loans                                            22,864    22,864          66,237     66,237
       Deposits                                        188,993   188,993         596,517    596,517

     Off-balance sheet amounts:
       Commitments to lend ($1,708 and
          $37,127 at December 31, 1995 and 1996)             -     1,708               -     37,127
       Interest rate floor contracts
          (notional amounts of $80,000 and
          $30,000 at December 31, 1995 and 1996)             -         -               -          -
       Interest rate swap agreements
          (notional amounts of $0 and $180,000
           at December 31, 1995 and 1996)                    -         -               -   (112,160)
     Foreign exchange contracts
          (notional amounts of $108,372 and
           $114,302 at December 31, 1995 and 1996)           -         -               -          -

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since those dates and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.  FOREIGN EXCHANGE CONTRACTS

     A summary of foreign exchange contracts outstanding at December 31, 1995 and December 31, 1996 is as follows (in thousands):

                                 DECEMBER 31, 1995                         DECEMBER 31, 1996
                        ---------------------------------         -------------------------------
                                               UNREALIZED                              UNREALIZED
CURRENCY                  PURCHASES   SALES    GAIN/LOSS          PURCHASES   SALES    GAIN/LOSS

Japan (Yen)                 $46,211   $46,211           -           $40,828   $40,828           -
Malaysia (Ringgit)              505       505           -             6,009     6,009           -
Germany (Mark)                  955       955           -             2,118     2,118           -
United Kingdom (Pound)          111       111           -             1,873     1,873           -
Hong Kong (Dollar)            1,991     1,991           -             1,807     1,807           -
France (Franc)                  859       859           -             1,093     1,093           -
Netherlands (Guilder)         1,797     1,797           -               918       918           -
Belgium (Franc)                 715       715           -               450       450           -
Thailand (Baht)                   -         -           -               382       382           -
Singapore (Dollar)                -         -           -               331       331           -
Other currencies              1,042     1,042           -             1,337     1,337           -
                        ----------------------------------       --------------------------------

                            $54,186   $54,186           -           $57,146   $57,146           -
                        ==================================       ================================

     The maturity of contracts outstanding as of December 31, 1996 is as follows:

          Maturity                      Purchases                 Sales

          January 1997                    $51,246                $51,246
          February 1997                     5,770                  5,770
          March 1997                          130                    130

17.  REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 21, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The following table presents the capital ratios for the Bank. The capital ratios for the Company are the same as the capital ratios for the Bank.

                                                                                                  To Be Well
                                                                     Minimum                  Capitalized Under
                                                                   For Capital                  Prompt Corrective
                                   Actual                        Adequacy Purposes:             Action Provisions:
                           ------------------------         -------------------------      --------------------------
                               Amount        Ratio           Amount          Ratio            Amount         Ratio
                           -------------   ---------        ----------      ---------      ------------   -----------
As of December 31, 1996:
 Total Capital
  (to Risk Weighted Assets)  $60,818,485     24.71%         $19,691,528      8.00%         $24,614,410        10.00%
 Tier I Capital
  (to Risk Weighted Assets)  $60,718,485     24.67%         $ 9,845,764      4.00%         $14,768,646         6.00%
 Tier I Capital
  (to Average Assets)        $60,718,485      9.65%         $25,155,710      4.00%         $31,444,637         5.00%
As of December 31, 1995
 Total Capital
  (to Risk Weighted Assets)  $53,422,219     44.58%         $ 9,587,613      8.00%         $11,984,516        10.00%
 Tier 1 Capital
  (to Risk Weighted Assets)  $53,387,219     44.55%         $ 4,793,806      4.00%         $ 7,190,710         6.00%
 Tier I Capital
  (to Average Assets)        $53,387,219     36.59%         $ 5,836,684      4.00%         $ 7,295,855         5.00%

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



18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     YEAR ENDED DECEMBER 31, 1996       FIRST       SECOND        THIRD         FOURTH
                                       QUARTER      QUARTER      QUARTER       QUARTER

     Interest income                 $ 5,964,713  $ 7,966,327   $10,360,380   $12,386,007
     Interest expense                  2,022,877    3,904,330     5,662,451     7,078,376
     Noninterest income               12,944,198   14,097,339    14,034,278    15,555,902
     Operating expenses               14,517,448   14,912,163    15,377,305    17,128,661
     Income before income taxes        2,347,539    3,219,106     3,354,903     3,718,985
     Income taxes                        927,277    1,215,814     1,289,905     1,433,575
     Net income                        1,420,262    2,003,292     2,064,998     2,285,410
     Earnings Per Share                     0.22         0.31          0.32          0.35

19.  FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SECURITIES CORP. (PARENT ONLY)

     The following represents the separate condensed financial statements of IFSC as of December 31, 1995 and 1996, and for the two-month period ended December 31, 1995 and the year ended December 31, 1996.

STATEMENT OF INCOME                                          TWO MONTHS ENDED       YEAR ENDED
                                                            DECEMBER 31, 1995   DECEMBER 31, 1996

Equity in undistributed income of subsidiary                      $   899,794         $ 7,601,082
Dividend income from subsidiary                                             -             478,546
Operating expenses                                                          -            (305,666)
                                                          ----------------------  ---------------

Net income                                                        $   899,794         $ 7,773,962
                                                          ======================  ===============

BALANCE SHEET
                                                            DECEMBER 31, 1995   DECEMBER 31, 1996
Assets:

Investments in subsidiary                                         $53,344,218         $61,367,783
Receivable due from subsidiary                                         76,713             493,089
Other assets                                                                -               3,438
                                                          ----------------------  ---------------

Total Assets                                                      $53,420,931         $61,864,310
                                                          ======================  ===============

Liabilities and Stockholders' Equity

   Total Liabilities                                              $         -         $     5,000
                                                          ----------------------  ---------------

Stockholders' Equity
   Common stock                                                        64,440              64,443
   Surplus                                                         54,312,474          54,352,812
   Deferred compensation                                           (2,117,787)         (1,687,675)
   Retained earnings                                                  899,794           8,480,431
   Net unrealized gains on available for sale securities              262,010             649,299
                                                          ----------------------  ---------------

   Total Stockholders' Equity                                      53,420,931          61,859,310
                                                          ----------------------  ---------------

Total Liabilities and Stockholders' Equity                        $53,420,931         $61,864,310
                                                          ======================  ===============

19. FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SECURITIES CORP. (PARENT ONLY) (CONTINUED)


                                                                          TWO MONTHS ENDED       YEAR ENDED
STATEMENT OF CASH FLOWS                                                  DECEMBER 31, 1995   DECEMBER 31, 1996

Cash flows from operating activities:
   Net income                                                                 $    899,794         $ 7,773,962
                                                                       --------------------- -----------------

Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of deferred compensation                                            76,713             430,112
   Change in assets and liabilities:
       Receivable due from subsidiary                                                                 (416,376)
       Other Assets                                                                                     (3,438)
       Other Liabilities                                                                                 5,000

   Equity in undistributed earnings of subsidiary                                 (976,507)         (7,601,082)
                                                                       --------------------    ----------------
Total adjustments                                                                 (899,794)         (7,585,784)
                                                                       --------------------    ----------------

Net cash provided by operating activities                                                -             188,178
                                                                       ---------------------- ----------------

Cash flows from investing activities:
   Payments for investments in and advances to subsidiary                      (34,120,938)            (35,193)
                                                                       ---------------------- ----------------
Net cash used by investing activities                                          (34,120,938)            (35,193)
                                                                       ---------------------- ----------------

Cash flows from financing activities:
   Proceeds from common stock                                                   37,950,000                   -
   Costs of stock issuance                                                      (3,829,062)             35,193
   Proceeds from exercise of stock options                                               -               5,148
   Dividends paid                                                                                     (193,326)
                                                                       ---------------------- ----------------
Net cash provided by financing activities                                       34,120,938            (152,985)
                                                                       ---------------------- ----------------

Net increase in cash and due from banks                                       $          -         $         -

Cash and Due from Banks, beginning of period                                  $          -         $         -
                                                                       ----------------------  ---------------

Cash and Due from Banks, end of period                                        $          -         $         -
                                                                       ======================  ===============