Form 10-Q
period 1997-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 1997-05-14
CIK 949589

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly period ended March 31, 1997

                                       or

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

                          ____________________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [X]    NO  [_]

          As of April 30, 1997, there were 6,124,976 shares of Common Stock outstanding and 320,336 shares of Class A Common Stock outstanding.

________________________________________________________________________________

                       INVESTORS FINANCIAL SERVICES CORP.

                                     INDEX
                                     -----


PART I       FINANCIAL INFORMATION                                              Page
                                                                                ----

         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   Consolidated Balance Sheets
                     December 31, 1996 (audited) and
                     March 31, 1997 (unaudited)                                  3

                   Consolidated Income Statements (unaudited)
                     Three months ended March 31, 1996 and 1997                  4

                   Statement of Stockholder's Equity (unaudited)
                     Three months ended March 31, 1997                           5

                   Consolidated Statements of Cash Flows (unaudited)
                     Three months ended March 31, 1996 and 1997                  6

                   Notes to Condensed Consolidated Financial Statements          7

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            16
                     CONDITION AND RESULTS OF OPERATIONS

PART II            OTHER INFORMATION

         ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES                      28

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                      29




INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND  MARCH 31, 1997
____________________________________________________________________________________________________________________________________


                                                                                 DECEMBER 31,                   MARCH 31,
ASSETS                                                                               1996                          1997
                                                                                   (audited)                   (unaudited)
Cash and due from banks                                                        $   19,226,453               $   23,082,951
Federal funds sold and securities purchased under resale agreements               120,000,000                       -
Securities held to maturity (approximate market values of
     $460,182,579 and $648,999,683 at December 31, 1996
     and March 31, 1997, respectively)                                            460,009,923                  652,449,979
Securities available for sale                                                     271,120,964                  304,235,614
Nonmarketable equity securities                                                       967,400                    5,476,600
Loans, less allowance for loan losses of $100,000 at
     December 31, 1996 and March 31, 1997                                          66,236,889                   76,608,227
Accrued interest and fees receivable                                               16,366,171                   20,183,133
Equipment and leasehold improvements, net                                           5,243,974                    5,141,450
Other assets                                                                        5,289,873                    7,111,667
                                                                               --------------               --------------
TOTAL ASSETS                                                                     $964,461,647               $1,094,289,621
                                                                               ==============               ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Deposits:
          Demand                                                               $  264,914,614               $  283,528,047
          Savings                                                                 276,602,295                  280,262,692
          Time                                                                     55,000,000                   60,000,000
                                                                               --------------               --------------
              Total deposits                                                      596,516,909                  623,790,739

Short-term borrowings                                                             296,820,752                  365,181,507
Other liabilities                                                                   9,264,676                   16,349,003
                                                                               --------------               --------------
              Total liabilities                                                   902,602,337                1,005,321,249
                                                                               --------------                -------------
 Company obligated mandatorily preferred securities of subsidiary trust                -                        24,244,743
                                                                               --------------                -------------
Stockholders' equity:
     Class A common stock                                                               3,595                        3,240
     Common stock                                                                      60,848                       61,213
     Surplus                                                                       54,352,812                   54,369,302
     Deferred compensation                                                         (1,687,675)                  (1,577,950)
     Retained earnings                                                              8,480,431                   11,173,111
     Net unrealized gain on securities  available for sale                            649,299                      694,713
                                                                               --------------               --------------
 Total stockholders' equity                                                        61,859,310                   64,723,629
                                                                               --------------               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $964,461,647               $1,094,289,621
                                                                               ==============               ==============
See notes to consolidated financial statements.


INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
THREE MONTHS ENDED  MARCH 31, 1996 AND 1997
____________________________________________________________________________________________________________________________________

                                                                                 MARCH 31,                      MARCH 31,
                                                                                   1996                           1997
OPERATING REVENUE:
Interest income:
     Federal funds sold and securities purchased
         under resale agreements                                            $      444,544                 $     675,747
     Other short-term investments                                                    6,448                         -
Investment securities held to maturity and available for sale                    5,095,690                    13,691,446
     Loans                                                                         418,031                       664,409
                                                                            --------------                 -------------
         Total interest income                                                   5,964,713                    15,031,602
                                                                            --------------                 -------------
Interest expense:
     Deposits                                                                      977,919                     4,445,602
     Short-term borrowings                                                       1,044,958                     4,129,864
                                                                            --------------                 -------------
         Total interest expense                                                  2,022,877                     8,575,466
                                                                            --------------                 -------------
         Net interest income                                                     3,941,836                     6,456,136

Provision for loan losses                                                           21,047                        -
                                                                            --------------                 -------------
         Net interest income after provision for loan losses                     3,920,789                     6,456,136

Noninterest income:
     Asset administration fees                                                  12,797,364                    17,625,593
     Computer service fees                                                         124,043                       116,460
     Other operating income                                                         20,343                        17,767
     Gain on sale of security available for sale                                     2,448                        -
                                                                            --------------                 -------------
         Net operating revenue                                                  16,864,987                    24,215,956
OPERATING EXPENSES:
     Compensation of officers and employees                                      7,436,913                     9,820,726
     Pension and other employee benefits                                         1,350,761                     1,647,409
     Occupancy                                                                   1,161,231                     1,088,480
     Equipment                                                                   1,306,380                     1,618,642
     Insurance                                                                     305,083                       181,759
     Subcustodian fees                                                             821,815                     1,438,498
     Depreciation and amortization                                                 310,870                       388,339
     Professional fees                                                             554,146                       916,728
     Travel and sales promotion                                                    199,449                       331,503
     Other operating expenses                                                    1,070,800                     1,881,589
                                                                            --------------                 -------------
         Total operating expenses                                               14,517,448                    19,313,673
                                                                            --------------                 -------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                 2,347,539                     4,902,283

Provision for income taxes                                                         927,277                     1,822,219
Minority interest expense, net of income taxes                                     -                             258,498
NET INCOME                                                                  $    1,420,262                $    2,821,566
                                                                            ==============                ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                                              6,493,614                     6,558,441
                                                                            ==============                ==============

EARNINGS PER SHARE                                                                   $0.22                         $0.43


See notes to consolidated financial statements.



INVESTORS FINANCIAL SERVICES CORP.

STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED  MARCH 31, 1997
____________________________________________________________________________________________________________________________________


                                                                                                             NET
                                                                                                          UNREALIZED
                                                                                                           GAIN ON
                                                                                                          INVESTMENT
                                           CLASS A                                                        SECURITIES
                                           COMMON     COMMON                   DEFERRED      RETAINED      AVAILABLE
                                            STOCK     STOCK      SURPLUS     COMPENSATION    EARNINGS       FOR SALE      TOTAL
BALANCE, DECEMBER 31, 1996                 $3,595    $60,848   $54,352,812   $(1,687,675)  $ 8,480,431    $649,299   $61,859,310

Conversion of class A to common stock        (355)       355                                                                   -
Amortization of deferred compensation                                            109,725                                 109,725
Exercise of stock options                                 10        16,490                                                16,500
Net income                                                                                   2,821,566                 2,821,566
Payment of dividend                                                                           (128,886)                 (128,886)
Change in net unrealized gain on
   securities available for sale                                                                            45,414        45,414
                                           ------    -------   -----------   -----------   -----------    --------   -----------

BALANCE,  MARCH 31, 1997                   $3,240    $61,213   $54,369,302   $(1,577,950)  $11,173,111    $694,713   $64,723,629
                                           ======    =======   ===========   ===========   ===========    ========   ===========

See notes to consolidated financial  statements


INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED  MARCH 31, 1996 AND 1997
____________________________________________________________________________________________________________________________________


                                                                                 MARCH 31,                MARCH 31,
                                                                                   1996                     1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   1,420,262            $   2,821,566
                                                                             -------------            -------------
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                                 310,870                  388,339
     Amortization of deferred compensation                                         106,162                  109,725
     Provision for loan losses                                                      21,047                 -
     Amortization of premiums on securities, net of accretion of discounts         539,813                  771,189
     Deferred income taxes                                                         -                         16,879
     Gain on sale of securities available for sale                                  (2,448)                -
     Changes in assets and liabilities:
          Accrued interest and fees receivable                                  (2,905,922)              (3,816,962)
          Other assets                                                            (103,761)              (1,821,794)
          Other liabilities                                                      3,919,632                7,126,236
                                                                             -------------            -------------

              Total adjustments                                                  1,885,393                2,773,612
                                                                             -------------            -------------
              Net cash provided by operating activities                          3,305,655                5,595,178
                                                                             -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                        3,874,545               26,279,300
Proceeds from maturities of securities held to maturity                          7,068,248               14,698,733
Proceeds from sale of securities available for sale                              5,010,591                 -
Purchases of securities available for sale                                     (26,978,069)             (59,892,284)
Purchases of securities held to maturity                                      (161,988,205)            (207,425,019)
Purchase of nonmarketable equity securities                                        -                     (4,509,200)
Net decrease in time deposits due from banks                                     1,000,000                 -
Net (increase) decrease in federal funds sold and securities
     purchased under resale agreements                                         (35,000,000)             120,000,000
Net increase in loans                                                          (13,822,640)             (10,371,338)
Payments for purchases of equipment and leasehold improvements                    (106,433)                (285,814)
                                                                             -------------            -------------

              Net cash used for investing activities                          (220,941,963)            (121,505,622)
                                                                             -------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits                                                199,049,687               18,613,432
Net increase in time and savings deposits                                          298,620                8,660,397
Net increase in short-term borrowings                                           25,396,899               68,360,756
Stock issuance costs                                                                87,693                 (755,257)
Proceeds from exercise of stock options                                            -                         16,500
Proceeds from preferred stock                                                      -                     25,000,000
Dividends paid                                                                     -                       (128,886)
                                                                             -------------            -------------
              Net cash provided by financing activities                        224,832,899              119,766,942
                                                                             -------------            -------------
NET INCREASE IN CASH AND DUE FROM BANKS                                          7,196,591                3,856,498

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                    21,898,903               19,226,453
                                                                             -------------            -------------
CASH AND DUE FROM BANKS, END OF PERIOD                                       $  29,095,494            $  23,082,951
                                                                             =============            =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                       $   1,794,000            $   8,601,000
                                                                             =============            =============

Cash paid for income taxes                                                   $   1,228,000            $     503,000
                                                                             =============            =============

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE THREE MONTHS ENDED  MARCH 31, 1996
AND 1997 IS UNAUDITED)
________________________________________________________________________________


 1. DESCRIPTION OF BUSINESS

    Investors Financial Services Corp. ("IFSC") provides asset administration services for the financial services industry through its wholly owned subsidiary, Investors Bank & Trust Company (the "Bank"). The Bank provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, and mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation .

    As used herein, the defined term "the Company" shall mean IFSC together with the Bank from the date of the share exchange discussed below and shall mean the Bank prior to that date.

    On November 8, 1995, the business operations of the Company were separated from its former parent, Eaton Vance Corp. ("EVC"), by means of a tax-free, pro rata distribution of EVC's ownership interest in the Company to the EVC stockholders (the "Spin-off Transaction"). Immediately prior to the Spin-off Transaction, all of the stockholders of the Bank exchanged their 1,000,000 shares of the Bank's capital stock for a combination of 3,418,573 shares of Common Stock and 611,427 shares of Class A Common Stock ("Class A Stock") of a newly formed bank holding company formed for the purpose of facilitating the Spin-off Transaction. For financial reporting purposes, the exchange has been accounted for as if it occurred on November 1, 1995. Subsequent to the completion of the Spin-off Transaction, IFSC sold 2,300,000 additional shares of its Common Stock in an initial public offering at an offering price of $16.50 per share. The net effect of this transaction was an increase in the Company's consolidated capital of approximately $34,000,000.

    In December 1995, the Company changed its fiscal year end from October 31 to December 31.

2.  INTERIM FINANCIAL STATEMENTS

    The consolidated interim financial statements of the Company and consolidated subsidiaries as of March 31, 1997 and for the three-month periods ended March 31, 1996 and 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

    Certain amounts from the prior year have been reclassified to conform to current year presentation.

3. SECURITIES

    Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1996:

                                     CARRYING             UNREALIZED         UNREALIZED              APPROXIMATE
       HELD TO MATURITY               VALUE                 GAINS              LOSSES               MARKET VALUE
Mortgage-backed securities        $414,664,590           $1,973,263          $1,750,168             $414,887,685
Federal Agency securities           37,517,495               49,546             224,972               37,342,069
Foreign government securities        7,827,838              124,987              -                     7,952,825
                                  ------------           ----------          ----------             ------------

Total                             $460,009,923           $2,147,796          $1,975,140             $460,182,579
                                  ============           ==========          ==========             ============


                                     AMORTIZED            UNREALIZED         UNREALIZED              CARRYING
       AVAILABLE FOR SALE              COST                 GAINS              LOSSES                  VALUE

U.S. Treasury securities          $ 40,107,999           $  151,304          $        3             $ 40,259,300
Mortgage-backed securities         229,930,801            1,086,092             155,229              230,861,664
                                  ------------           ----------          ----------             ------------

Total                             $270,038,800           $1,237,396          $  155,232             $271,120,964
                                  ============           ==========          ==========             ============


Carrying amounts and approximate market values of securities are summarized as follows as of March 31, 1997:

                                     CARRYING             UNREALIZED         UNREALIZED              APPROXIMATE
       HELD TO MATURITY               VALUE                 GAINS              LOSSES               MARKET VALUE
State and political subdivisions  $ 33,325,563           $        -          $  993,364             $ 32,332,199
Mortgage-backed securities         532,884,781            2,196,130           3,951,330              531,129,581
Federal Agency securities           78,425,764               58,001             697,712               77,786,053
Foreign government securities        7,813,871                    -              62,021                7,751,850
                                  ------------           ----------          ----------             ------------

Total                             $652,449,979           $2,254,131          $5,704,427             $648,999,683
                                  ============           ==========          ==========             ============

                                      AMORTIZED           UNREALIZED         UNREALIZED                CARRYING
AVAILABLE FOR SALE                      COST                GAINS              LOSSES                   VALUE

U.S. Treasury securities          $ 40,049,633           $   40,631          $   71,539             $ 40,018,725
Mortgage-backed securities         263,117,192            1,427,226             327,529              264,216,889
                                  ------------           ----------          ----------             ------------

Total                             $303,166,825           $1,467,857          $  399,068             $304,235,614
                                  ------------           ----------          ----------             ------------

    Nonmarketable equity securities at March 31, 1997 consisted of $5,477,000 of stock of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Company is required to invest in $100 par value stock of the FHLBB in an amount equal to the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities),
    (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If and when FHLBB stock is redeemed, the Company will receive an amount equal to the par value of the stock.

    The carrying amounts and approximate market values of securities by effective maturity are as follows:


                                                DECEMBER 31, 1996               MARCH 31, 1997
                                             CARRYING      APPROXIMATE     CARRYING      APPROXIMATE
       HELD TO MATURITY                       VALUE       MARKET VALUE      VALUE       MARKET VALUE

    Due within one year                   $ 19,052,213   $ 18,873,837     $          -   $          -
    Due from one to five years             114,459,070    113,819,081      137,036,412    135,358,295
    Due five years up to ten years         240,620,332    241,016,881      364,058,100    362,789,141
    Due after ten years                     85,878,308     86,472,780      151,355,467    150,852,247
                                          ------------   ------------     ------------   ------------

Total                                     $460,009,923   $460,182,579     $652,449,979   $648,999,683
                                          ============   ============     ============   ============


                                                DECEMBER 31, 1996               MARCH 31, 1997
                                             AMORTIZED      CARRYING       AMORTIZED      CARRYING
AVAILABLE FOR SALE                            COST           VALUE          COST           VALUE

    Due within one year                   $ 19,964,080   $ 20,046,800     $ 20,053,119   $ 20,093,750
    Due from one to five years             213,758,992    214,525,641      244,802,622    245,479,611
    Due five years up to ten years          36,315,728     36,548,523       38,311,084     38,662,253
                                          ------------   ------------     ------------   ------------
Total                                     $270,038,800   $271,120,964     $303,166,825   $304,235,614
                                          ============   ============     ============   ============

    The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

    There were no sales of securities available for sale during the three months ended March 31, 1997.

    The carrying value of securities pledged amounted to approximately $362,000,000 and $408,000,000 at December 31, 1996 and March 31, 1997,
    respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

 4. LOANS

    Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at December 31, 1996 or March 31, 1997. In addition, there have been no loan charge-offs or recoveries during the three months ended March 31, 1996 and 1997. Loans consisted of the following at December 31, 1996 and March 31, 1997:


                                                     DECEMBER 31,          MARCH 31,
                                                         1996                1997
    Loans to individuals                            $23,448,999           $17,837,098
    Loans to not-for-profit institutions                 12,500                12,500
    Loans to mutual funds                            42,875,390            58,858,629
                                                    -----------           -----------
                                                     66,336,889            76,708,227
    Less allowance for loan losses                      100,000               100,000
                                                    -----------           -----------
    Total                                           $66,236,889           $76,608,227
                                                    ===========           ===========

The Company had commitments to lend of approximately $37,128,000 and $58,005,000 at December 31, 1996 and March 31, 1997, respectively. The terms of these commitments are similar to the terms of outstanding loans.


5.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major components of equipment and leasehold improvements are as follows at December 31, 1996 and March 31, 1997:


                                                       DECEMBER 31,            MARCH 31,
                                                          1996                   1997
    Furniture, fixtures and equipment                   $8,516,450            $7,572,020
    Leasehold improvements                                 744,395               755,559
                                                        ----------            ----------
    Total                                                9,260,845             8,327,579
    Less accumulated depreciation and amortization       4,016,871             3,186,129
                                                        ----------            ----------
    Equipment and leasehold improvements, net           $5,243,974            $5,141,450
                                                        ==========            ==========

6.  DEPOSITS

    Time deposits at December 31, 1996 and March 31, 1997 include noninterest-bearing amounts of approximately $55,000,000 and $60,000,000, respectively.

    All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1996 and March 31, 1997.

7. SHORT-TERM BORROWINGS

    The major components of short-term borrowings are as follows at December 31, 1996 and March 31, 1997:

                                                       DECEMBER 31,            MARCH 31,
                                                           1996                  1997
    Repurchase agreements                               $296,421,201          $335,011,449
    FHLBB advance                                               -               30,000,000
    Treasury, Tax and Loan account                           399,551               170,058
                                                        ------------          ------------
    Total                                               $296,820,752          $365,181,507
                                                        ============          ============

    The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The Company had liabilities under these agreements of $296,421,201 and $335,011,499 at December 31, 1996 and March 31, 1997 respectively. The interest rate on the outstanding agreements at December 31, 1996 was 5.91% and all agreements matured on January 2, 1997. The interest rates on the outstanding agreements at March 31, 1997 ranged from 5.68% to 5.85% and all agreements matured by April 1, 1997. The following securities were pledged under these agreements at December 31, 1996 and March 31, 1997:

                                      DECEMBER 31, 1996                MARCH 31, 1997
                                   CARRYING      APPROXIMATE        CARRYING      APPROXIMATE
                                    VALUE        MARKET VALUE         VALUE       MARKET VALUE
U.S. Treasury securities        $ 37,249,940    $ 37,249,940      $ 37,017,795   $ 37,017,795
Federal Agency securities         25,000,000      24,803,950        25,000,000     24,543,700
Mortgage-backed securities       245,689,672     246,777,873       284,522,070    286,001,337
                                ------------    ------------      ------------   ------------
Total                           $307,939,612    $308,831,763      $346,539,865   $347,562,832
                                ============    ============      ============   ============

    The Company has a borrowing arrangement with the FHLBB which is utilized on an overnight basis to satisfy temporary funding requirements. The Company had liabilities under this agreement of $0 at December 31, 1996 and $30,000,000 at March 31, 1997. The interest rate on the outstanding balance at March 31, 1997 was 7.03%.

    The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account. The Federal Reserve Bank charges the Company interest at the Federal Funds rate on such deposits. The Company had liabilities under this agreement of $399,551 at December 31, 1996 and $170,058 at 31, 1997. The
    interest rates on the outstanding balance at December 31, 1996 and March 31, 1997 were 5.10% and 5.67%, respectively.

8.  COMPANY OBLIGATED MANDATORILY PREFERRED SECURITIES OF SUBSIDIARY TRUST

    On January 31, 1997, the Company completed the issuance and sale of $25,000,000 in 9.77% Capital Securities (the "Capital Securities"). The Capital Securities were issued by Investors Capital Trust I (the "Trust"), a Delaware statutory business trust sponsored by the Company. The proceeds of the Capital Securities were invested in 9.77% Junior Subordinated Debentures (the "Debentures") issued by the Company. The Debentures will mature on February 1, 2027 except that such maturity may under certain circumstances be advanced. The Company has guaranteed all of the Trust's obligations under the Capital Securities to the extent that the Trust has funds available to meet such obligations. The guarantee constitutes an unsecured obligation of the Company and is subordinate and ranks junior in right of payment to all senior indebtedness of the Company.

 9. STOCKHOLDERS' EQUITY

    The Company has authorized 1,000,000 shares of Preferred Stock, 650,000 shares of Class A Common Stock and 20,000,000 shares of Common Stock, all with a par value of $.01 per share. At December 31, 1996 and March 31, 1997, there were no preferred shares issued or outstanding. There were 359,545 and 323,973 shares of Class A Common Stock and 6,084,767 and 6,121,339 Common Stock issued and outstanding at December 31, 1996 and March 31, 1997, respectively. The Common Stock and Class A Common Stock are identical except that the Class A Common Stock has ten votes per share and automatically converts into Common Stock upon transfer and under certain other circumstances.

    The Company has three stock option plans, the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

    Under the terms of the 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 560,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock.

    In November 1995, the Company granted 114,000 shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vest in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. The Company has recorded deferred compensation of $1,687,675 and $1,577,950 December 31, 1996 and March 31, 1997, respectively, pursuant to these grants.

    Under the terms of the 1995 Non-Employee Director Stock Option Plan, as amended at the Company's 1997 Annual Meeting of Stockholders, the Company may grant options to non-employee directors to purchase up to a maximum of 100,000 shares of Common Stock. Options to purchase 2,500 shares of Common Stock were awarded at the date of initial public offering to each director. Subsequently, any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model.

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

    The 1997 Employee Stock Purchase Plan was adopted by the Board of Directors on January 14, 1997 and subsequently approved by the stockholders at the Company's 1997 Annual Meeting. The Company has authorized the issuance of 140,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The 1997 Purchase Plan permits eligible employees to purchase up to 1,000 shares of Common Stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the average market value of the Common Stock on the first business day of the payment period, or (ii) 90% of the average market value of the Common Stock on the last business day of the payment period. Annual payments periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

    A summary of option activity under all plans is as follows:

                                                              NUMBER OF    EXERCISE PRICE
                                                               SHARES        PER SHARE

          Outstanding at December 31, 1996                     345,150    $16.50 - $26.125
          Granted                                               11,104    $27.50 - $34.25
          Exercised                                             (1,000)       $16.50
          Expired                                                  -             -
                                                              ----------
          Outstanding at March 31, 1997                        355,254    $16.50 -   $34.25
                                                              ==========
          Exercisable at March 31, 1997                         83,543
                                                              ==========


    In February, 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for financial statements for both interim and annual periods ending after December 15, 1997. Pursuant to SFAS No. 128 requirements, the Company has calculated earnings per share for the quarters ended March 31, 1996 and 1997. The following table illustrates earnings per share calculated pursuant to SFAS No. 128:


                                         QUARTER ENDED                              QUARTER ENDED
                                         MARCH 31, 1996                             MARCH 31, 1997
                              ----------------------------------------   ---------------------------------------
                                                            Per Share                                  Per Share
                                Income         Shares        Amount        Income         Shares         Amount
Basic Earnings per Share      $1,420,262      6,444,312  $     0.22       $2,821,566     6,444,534     $     0.44
                                                         ==========                                    ==========
Dilutive Effect of Options                       49,302                                    113,907
                                              _________                                   _________
Diluted Earnings Per Share    $1,420,262      6,493,614  $     0.22       $2,821,566     6,558,441     $     0.43
                              ==========      =========  ==========       ==========     =========     ==========

    Basic earnings per share were computed by dividing net income by the sum of the weighted average shares of Common Stock and Class A Common Stock outstanding during the periods. Diluted earnings per share included stock options using the treasury stock method to the extent that the average share price exceeds the exercise price.

10. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    LINES OF CREDIT - At March 31, 1997, the Company had commitments to individuals under collateralized open lines of credit totaling $85,413,700, against which $27,409,106 in loans was drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

    INTEREST-RATE CONTRACTS - The following table summarizes the contractual or notional amounts of derivative financial instruments held by the Company at March 31, 1997:

            Interest rate contracts:
                     Swap agreements             $200,000,000
                     Floor contracts             $30,000,000

    Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. An interest rate floor is a contract purchased from a counterparty which specifies a minimum interest rate for the specified period of time. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that the other party may default on its contractual obligation, so-called counterparty risk. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The positive market value of the interest rate contracts was $454,241 at March 31, 1997.


11. COMMITMENTS AND CONTINGENCIES

    RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances with the Federal Reserve Bank. The reserve balance requirement as of March 31, 1997 was $22,708,000. In addition, other cash balances in the amount of $1,391,679 were pledged to secure clearings with a depository institution as of March 31, 1997.

    LEASE COMMITMENTS - Minimum future commitments on noncancelable operating leases at March 31, 1997 were as follows:


                                                 Bank
    Fiscal Year Ending                         Premises           Equipment
    1997                                       $ 3,197,158          $981,385
    1998                                         4,873,331           896,378
    1999                                         4,873,331           560,448
    2000                                         4,873,331            20,790
    2001 and beyond                             31,154,658                 -


    Total rent expense was $1,559,000 and $1,568,611 for the three months ended March 31, 1996 and 1997, respectively.

    On February 1, 1996, the Company entered into a five year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract was $108,074 for the three months ended March 31, 1997. No service expense was recognized during the comparable 1996 period.

    CONTINGENCIES - The Company provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at March 31, 1997 that are material to the consolidated financial position or results of operations of the Company.

12. FOREIGN EXCHANGE CONTRACTS

    The Company enters into foreign exchange contracts with clients and simultaneously enters into matched positions with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees. A summary of foreign exchange contracts outstanding at December 31, 1996 and March 31, 1997 is as follows (in thousands):


                                       DECEMBER 31, 1996                               MARCH 31, 1997
                              -----------------------------------          -----------------------------------
                                                       UNREALIZED                                   UNREALIZED
CURRENCY                       PURCHASES    SALES      GAIN/LOSS            PURCHASES    SALES      GAIN/LOSS
Japan (Yen)                   $ 40,828   $ 40,828           -               $ 37,159    $ 37,159         -
France (Franc)                   1,093      1,093           -                  9,521       9,521         -
Germany (Mark)                   2,118      2,118           -                  5,877       5,877         -
United Kingdom (Pound)           1,873      1,873           -                  5,530       5,530         -
Hong Kong (Dollar)               1,807      1,807           -                  3,543       3,543         -
Indonesia (Rupiah)                 198        198           -                  1,750       1,750         -
Netherlands (Guilder)              918        918           -                  1,615       1,615         -
Spain (Peseta)                      85         85           -                  1,489       1,489         -
Switzerland (Franc)                  -          -           -                  1,302       1,302         -
Canada (Dollar)                      -          -           -                  1,196       1,196         -
South Africa (Rand)                222        222           -                  1,166       1,166         -
Malaysia (Ringgit)               6,009      6,009           -                  1,157       1,157         -
Italy (Lira)                        51         51           -                  1,072       1,072         -
Other currencies                 1,944      1,944           -                  5,280       5,280         -
                              --------   --------        --------           --------    --------     ----------
                              $ 57,146   $ 57,146           -               $ 77,657    $ 77,657         -
                              ========   ========        ========           ========    ========     ==========

    The maturity of contracts outstanding as of March 31, 1997 is as follows:

                 Maturity                      Purchases       Sales
                 April 1997                    $ 67,481       $67,481
                 May 1997                         2,535         2,535
                 June 1997                        5,141         5,141
                 August 1997                      2,500         2,500

13. REGULATORY MATTERS

    The Company and the bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's statements. Under capital adequacy guidelines and framework for prompt corrective action, the Bank must meet guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 21, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The following table presents the capital ratios for the Bank. The capital ratios for the Company are substantially similar to those of the Bank.



                                                                                To Be Well
                                                           Minimum          Capitalized Under
                                                         For Capital        Prompt Corrective
                                      Actual          Adequacy Purposes     Action Provisions
                             -----------------------------------------------------------------
                                  Amount     Ratio      Amount     Ratio      Amount     Ratio
                                  ------     -----      ------     -----      ------     -----
As of March 31, 1997:

Total Capital
  (to Risk Weighted Assets)     $87,990,206  31.30%   $22,491,911   8.00%   $28,114,889  10.00%
Tier I Capital
  (to Risk Weighted Assets)     $87,890,206  31.26%   $11,245,956   4.00%   $16,868,933   6.00%
Tier I Capital
  (to Average Assets)           $87,890,206   8.04%   $43,726,099   4.00%   $54,657,623   5.00%

As of December  31, 1996:

Total Capital
  (to Risk Weighted Assets)     $60,818,485  24.71%   $19.691,528   8.00%   $24,614,410  10.00%
Tier I Capital
  (to Risk Weighted Assets)     $60,718,485  24.67%   $ 9,845,764   4.00%   $14,768,646   6.00%
Tier I Capital
  (to Average Assets)           $60,718,485   9.65%   $25,155,710   4.00%   $31,444,637   5.00%


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiary, Investors Bank & Trust Company, provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 54 mutual fund complexes, investment advisors, banks and insurance companies. Currently, the Company provides financial asset administration services for assets totaling approximately $131 billion, including approximately $10 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

         In November 1996, the Bank executed agreements with the Merrimac Master Portfolio and the Merrimac Funds, newly formed master-feeder investment companies (the "Funds"), pursuant to which the Company has agreed to act as investment advisor to the Funds. At the same time, the Company engaged the Bank of New York to act as sub-advisor to manage the investments of the Funds. In addition to acting as advisor to the Funds, the Bank has entered into agreements to provide custody, fund accounting, administration, transfer agency and certain other related services to the Funds. Currently, the Funds have two operating master funds, the Merrimac Cash Portfolio and the Merrimac Treasury Portfolio, and three operating feeder funds, the Merrimac Cash Fund, the Merrimac Global Cash Fund and the Merrimac Treasury Fund. The Merrimac feeder funds offer shares only to institutions and other "accredited investors" (as that term is defined in Rule 501(a) under the Securities Act of 1933) and invest all of their assets in the Merrimac master funds. The Funds may add additional feeder funds and master funds in the future.

         On January 31, 1997, the Company completed the issuance and sale of $25,000,000 in 9.77% Capital Securities (the "Capital Securities"). The Capital Securities were issued by Investors Capital Trust I, a Delaware statutory business trust sponsored by the Company. The capital raised in the offering, along with existing capital and earnings generated in the future, will be used to support the Company's balance sheet growth resulting from deposits expected to be obtained from asset administration clients. The Capital Securities qualify as Tier 1 capital under the capital guidelines of the Federal Reserve. Under current Federal Reserve guidelines, no more than 25% of the Company's Tier 1 capital may comprise Capital Securities and other capital securities and cumulative preferred stock of the Company. See "Part II- Recent Sales of Unregistered Securities."

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and noninterest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes the expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus noninterest income) and net income are meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 44% from $16,865,000 in the first three months of 1996 to $24,216,000 in the first three months of 1997.

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

 STATEMENT OF OPERATIONS

 Comparison of Operating Results for the Quarters Ended March 31, 1997 and 1996

 Noninterest Income

         Noninterest income increased $4,816,000 to $17,760,000 for the quarter ended March 31, 1997 from $12,944,000 for the prior period. Noninterest income consists of the following items:


                                                           For the Quarters Ended
                                                                 March 31,
                                                       ------------------------------    -------------------
                                                         1996                 1997             Change
                                                       --------             --------     -------------------
                                                           (Dollars in thousands)
Asset administration fees                              $ 12,798             $ 17,626             38%
Computer service fees                                       124                  116             (6)
Other operating income                                       20                   18            (10)
Gain on sale of security available for sale                   2                  -                -
                                                       --------             --------
Total Noninterest Income                               $ 12,944             $ 17,760             37%
                                                       ========             ========

         Asset administration fees increased due principally to higher levels of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total assets processed increased to $131 billion at March 31, 1997 from $100 billion at March 31, 1996. Of the $31 billion net increase in assets processed during the period, approximately 26% of the increase reflects assets processed for new clients, and the remainder of the of the increase reflects growth of assets processed for existing clients. The remainder of the growth in asset administration fees was due to the net expansion of relationships with existing clients, increased use of the Company's foreign exchange and securities lending services, and advisory fees related to the Merrimac Funds.

         Computer service fees consist of amounts charged by the Company to Eaton Vance for data processing services related to individual accounts managed by Eaton Vance. Other operating income consists of miscellaneous transaction-oriented private banking fees.


 Operating Expenses

         Total operating expenses increased by $4,797,000 to $19,314,000 for the quarter ended March 31, 1997 compared to $14,517,000 for the quarter ended March 31, 1996. The components of operating expenses were as follows:




                                     For the Quarters Ended
                                            March 31,
                                     ----------------------        --------
                                         1996       1997            Change
                                     ----------   --------         --------
                                     (Dollars in thousands)
Compensation                          $ 7,437    $ 9,821              32%
Pension and other employee benefits     1,351      1,647              22
Occupancy                               1,161      1,088              (6)
Equipment                               1,306      1,619              24
Insurance                                 305        182             (40)
Subcustodian fees                         822      1,438              75
Depreciation and amortization             311        388              25
Professional fees                         554        917              66
Travel and sales promotion                199        332              67
Other operating expenses                1,071      1,882              76
                                     ----------  --------
Total Operating Expenses              $14,517    $19,314              33%
                                     ==========  ========


         Compensation of officers and employees increased by $2,384,000 or 32% from quarter to quarter due to several factors. The average number of employees increased 25% to 852 during the quarter ended March 31, 1997 from 680 during the same period in 1996. This increase relates primarily to the increase in new client relationships and to the expansion of existing client relationships during the period. In addition, compensation expense related to the Company's management incentive plan increased because of the increase in earnings in the first quarter of 1997 compared to the first quarter of 1996. The remainder of the increase in compensation expense resulted from salary increases.

         Pension and other employee benefits increased to $1,647,000 for the quarter ended March 31, 1997 from $1,351,000 for the same period in 1996. The 22% increase was due principally to increased payroll taxes attributable to the increase in compensation expense. In addition, the Company recognized costs associated with establishing a defined benefit retirement plan for the Company's Dublin subsidiaries, including approximately $90,000 of expense recognized for employees' service for prior years.

         Equipment expense consists of operating lease payments for microcomputers and fees charged by Electronic Data Systems for mainframe data processing and data storage services provided to the Company. These expenses vary with the level of assets processed by the Company. The $313,000 increase between periods is due principally to the growth in assets processed.

         Insurance expense decreased 40% from $305,000 for the quarter ended March 31, 1996 to $182,000 for the quarter ended March 31, 1997 due to the renegotiation, in May 1996, of the Company's coverage for errors and omissions liability, directors and officers liability and blanket bond.

         Subcustodian expense increased $616,000 to $1,438,000 for the quarter ended March 31, 1997 from $822,000 for the quarter ended March 31, 1996. This increase resulted from the increase in foreign assets processed, which are typically subject to higher subcustodian fees than domestic assets processed, from $7.5 billion at March 31, 1996 to $9.9 billion at March 31, 1997, and from the movement by clients into emerging markets with higher cost structures.

         Depreciation and amortization expense increased $77,000 between periods due to purchases of furniture, equipment, and capitalized software in late 1996 and in 1997.

         Professional fees increased $363,000 to $917,000 for the quarter ended March 31, 1997 from $554,000 for the quarter ended March 31, 1996. This increase results primarily from the Company's increased use of contract programmers to perform systems development work.

         Travel and sales promotion expense increased $133,000 to $332,000 for the quarter ended March 31, 1997 from $199,000 for the quarter ended March 31, 1996 due to increased travel to the foreign subsidiaries.

         Other operating expenses include fees for daily market pricing data, recruiting costs, telephone and office supplies expense, and temporary help. These expenses increased $811,000 to $1,882,000 for the quarter ended March 31, 1997 from $1,071,000 for the quarter ended March 31, 1996. Fees for daily market pricing data, which vary with the level of assets processed, increased by $71,000 during the period. Recruiting costs and costs of temporary help accounted for $349,000 of the quarterly increase; this increase relates to the tight labor market caused by a period of low unemployment in Massachusetts during the first quarter of 1997. Other expenses such as telephone and office supplies vary with staffing levels. Expenses relating to these items represented $142,000 of the quarterly increase. Additionally, $108,000 of the increase related to the Company's decision to outsource its mailroom and photocopy facility in February, 1996; expenses related to these services were included in compensation prior to that time. Approximately $119,000 of the increase relates to annual maintenance fees related to software used to generate automated financial statements for the Company's clients as part of its expanded mutual fund administration services.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended March 31, 1997 compared to the same period in 1996.



                                      Change   Change
                                      Due to   Due to
                                      Volume    Rate     Net
                                      ------   ------  --------
                                       (Dollars in thousands)
INTEREST-EARNING ASSETS
Fed funds sold and
    interest-earning deposits         $  240   $ (15)   $  225
Investment securities                  8,713    (117)    8,596
Loans                                    324     (78)      246
                                      ------   ------   ------
Total interest-earning assets          9,277    (210)    9,067

INTEREST-BEARING LIABILITIES
Deposits                               3,270     196     3,466
Borrowings                             3,119     (32)    3,087
                                      ------   ------   ------
Total interest-bearing liabilities     6,389     164     6,553
                                      ------   ------   ------
Change in net interest income         $2,888   $(374)   $2,514
                                      ======   ======   ======

         Net interest income increased $2,514,000 or 64% to $6,456,000 for the quarter ended March 31, 1997 from $3,942,000 for the same period in 1996. This net increase resulted from an increase in interest income of $9,067,000 offset in part by an increase in interest expense of $6,553,000. The net impact of the above changes was a 165 basis point decrease in net interest margin.

         The increase in interest income resulted primarily from a higher level of interest earning assets. As discussed above, the elimination of the CEBA asset growth restriction has allowed the Company to accept deposits from clients which it had historically directed to other financial institutions. The Company's average assets for the quarter ended March 31, 1997 increased $610,550,000 or 151% compared to the same period in 1996. This growth primarily resulted from an increase in average interest earning assets of $592,713,000.

         Interest expense increased $6,553,000 due primarily to a $541,632,000 increase in deposits and short term borrowings for the quarter ended March 31, 1997 compared to the same period in 1996. Also, to a lesser extent, interest expense increased due to an increase in the average interest rate paid by the Company from 4.66% to 4.80% during the period.

Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1997 and 1996 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.32%. The provision for income taxes for the quarter ended March 31, 1997 increased by $895,000 over the same period in 1996. The overall effective tax rate decreased to 37.2% for the quarter ended March 31, 1997, from 39.5% for the same period in 1996. The decrease in the effective tax rate is due to the Company's investment in municipal securities in the first quarter of 1997.

FINANCIAL CONDITION

Investment Portfolio

The following table summarizes the Company's investment portfolio for the dates indicated:

                                       December 31,                March 31,
                                           1996                      1997
                                     --------------              -----------
                                               (Dollars in thousands)
SECURITIES HELD TO MATURITY:
State and political subdivisions       $       -                 $   33,325
Mortgage-backed securities               414,665                    532,885
Federal Agency securities                 37,517                     78,426
Foreign government securities              7,828                      7,814
                                       ---------                 ----------
Total securities held to maturity      $ 460,010                   $652,450
                                       =========                 ==========

SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities               $  40,259                 $   40,019
Mortgage-backed securities               230,862                    264,217
                                       ---------                 ----------
Total securities available for sale    $ 271,121                 $  304,236
                                       =========                 ==========

         The investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for the Company. In addition, the Company uses the investment portfolio to secure open positions at securities clearing institutions in connection with its custody services. The portfolio is composed of U.S. Treasury securities, mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), and Federal Agency callable bonds issued by FHLMC and the Federal Home Loan Bank of

Boston (the "FHLBB"), municipal securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

         The Company invests in mortgage-backed securities and Federal Agency callable bonds to supplement its portfolio of U.S. Treasury securities and increase the total return of the investment portfolio. Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit risk and prepayment risk. Credit risk results from the possibility that a loss may occur if a counterparty is unable to meet the terms of a contract. Prepayment risk results from the possibility that changes in interest rates may cause mortgage securities to be paid off prior to their maturity dates. Federal Agency callable bonds generally have a higher yield than U.S. Treasury securities due to credit risk and call risk. Credit risk results from the possibility that the Federal Agency issuing the bonds may be unable to meet the terms of the bond. Call risk results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the Federal Agency. Credit risk related to mortgage-backed securities and Federal Agency callable bonds is substantially reduced by payment guarantees and credit enhancements.

         The Company invests in municipal securities to generate stable, tax advantaged income. Municipal securities generally have lower stated yields than Federal Agency and U.S. Treasury securities, but the after-tax yields are comparable. Municipal securities are subject to credit risk.

         The Company invests in foreign government bonds in order to generate foreign source income to maximize the use of the foreign tax credit. The foreign government bonds are denominated in U.S. dollars to avoid foreign currency risk. These bonds are subject to credit risk.

         The book value and weighted average yield of the Company's securities held to maturity at March 31, 1997, by effective maturity, are reflected in the following table.

                                                                        Weighted
                                                             Book        Average
                                                             Value        Yield
                                                         -------------  --------
                   Due within one year                     $       -
                   Due from one to five years                137,036        6.68%
                   Due after five years up to ten years      364,058        6.84%
                   Due after ten years                       151,356        6.36%
                                                           ---------
                   Total securities                        $ 652,450
                                                           =========

The book value and weighted average yield of the Company's securities available for sale at March 31, 1997, by effective maturity, are reflected in the following table.

                                                                       Weighted
                                                             Book       Average
                                                             Value       Yield
                                                           ---------   --------
                   Due within one year                      $ 20,094      6.35%
                   Due from one to five years                245,480      6.86%
                   Due after five years up to ten years       38,662      7.05%
                                                            --------
                   Total securities                         $304,236
                                                            ========

The maturities of mortgage backed securities have been allocated on the above tables as described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Loan Portfolio

 The following table summarizes the Company's loan portfolio for the dates indicated:

                                               December 31,   March 31,
                                                   1996          1997
                                                 ----------  ----------
                                                (Dollars in thousands)
Loans to individuals                                $23,449     $17,837
Loans to not-for-profit organizations                    13          13
Loans to mutual funds                                42,875      58,858
                                                 ----------  ----------
                                                     66,337      76,708
Less:  allowance for loan losses                       (100)       (100)
                                                 ----------  ----------
Net loans                                           $66,237     $76,608

Floating Rate                                       $66,324     $76,695
Fixed Rate                                               13          13
                                                 ----------  ----------
                                                    $66,337     $76,708
                                                 ==========  ==========

         Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for the borrower. Since December 1995, the Company has entered into agreements to provide up to an aggregate of $40 million under lines of credit to mutual fund clients. These unsecured lines of credit may, in the event of a default, be collateralized at the Company's option by securities held in custody by the Company for those mutual funds. Loans to mutual funds also include advances by the Company to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those clients. The advances facilitate securities transactions and redemptions involving those mutual funds and are fully collateralized by liquid collateral, primarily freely tradable securities held in custody by the Company for those mutual funds.

         At March 31, 1997, the Company's only lending concentrations which exceeded 10% of total loans were revolving lines of credit to mutual fund clients as discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions. The Company also had a lending relationship at March 31, 1997 with Landon T. Clay, an officer of Eaton Vance and a principal stockholder of the Company, representing two loans aggregating $1,200,000 in principal amount. These loans to Mr. Clay were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions with unrelated third parties. Each of these loans was secured with non-voting common stock of Eaton Vance.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of March 31, 1997, there were no past due loans, troubled debt restructurings, or any loans on nonaccrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of approximately $100,000 at March 31, 1997. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.


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

         The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at March 31, 1997:

                                             Within       Over Three    Over Six    Over One
                                              Three         to Six     to Twelve     Year to    Over Five
                                             Months         Months       Months    Five Years     Years       Total
                                          -----------   -------------  ---------  -----------  ----------  -----------
                                                                     (Dollars in thousands)
Interest earning assets (1):

   Investment securities (2)              $   381,768     $ 164,467     $177,327     $129,656    $103,468   $  956,686
   Loans - fixed rate                                                                      13                       13
   Loans - variable rate                       76,695                                                           76,695
                                          -----------     ---------     --------     --------    --------   ----------
       Total interest earning assets          458,463       164,467      177,327      129,669     103,468    1,033,394
                                          -----------     ---------     --------     ---------   --------   ----------

Interest bearing liabilities:
   Demand deposit accounts                    110,961                                                          110,961
   Savings accounts                           280,263                                                          280,263
   Interest rate contracts                   (180,000)       50,000       80,000       50,000                        0
   Short term borrowings                      365,181                                                          365,181
                                          -----------     ---------     --------     --------    --------   ----------
       Total interest bearing
        liabilities                           576,405        50,000       80,000       50,000           0      756,405
                                          -----------     ---------     --------     --------    --------   ----------

       Net interest sensitivity gap
       during the period                   ($ 117,942)    $ 114,467     $ 97,327     $ 79,669    $103,468   $  276,989
                                          ===========     =========     ========     ========    ========   ==========

       Cumulative gap                      ($ 117,942)    ($  3,475)    $ 93,852     $173,521    $276,989
                                          ===========     =========     ========     ========    ========


Interest sensitive assets as a
   percent of interest sensitive
   liabilities (cumulative)                     79.54%        99.45%      113,29%      122.94%     136.62%

Interest sensitive assets as a
   percent of total assets
   (cumulative)                                 41.90%        56.93%       73.13%       84.98%      94.44%


Net interest sensitivity gap as a
   percent of total assets                     (10.78%)       10.46%        8.89%        7.28%       9.46%

Cumulative gap as a percent
   of total assets                             (10.78%)       (0.32%)       8.58%       15.86%      25.31%
---------------------------------

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

         The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, demand loans to individuals, new deposits, short term borrowings, interest payments on securities held to maturity and available for sale, fees collected from asset administration clients, and the capital raised from the sale of the Capital Securities. Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $.08 per share.

         The Company's ability to pay dividends on the Common Stock and Class A Common Stock depends on the receipt of dividends from Investors Bank & Trust Company. Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, Investors Bank & Trust Company expects to pay an annual dividend to the Company, which the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.08 per share of outstanding Common Stock and Class A Common Stock (approximately $515,625 based upon 6,445,312 shares outstanding as of March 31, 1997).

         At March 31, 1997, cash and cash equivalents were 2% of total assets. At March 31, 1997, approximately $20 million or 2% of total interest earning assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements is $86 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements is $425 million.

         The Company also has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to be the greater (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. The aggregate amount of borrowing available to the Company under this arrangement at March 31, 1997 was $481 million.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $3,306,000 and $5,595,000 for the quarters ended March 31, 1996 and 1997, respectively. Net cash used by investing activities, consisting primarily of purchases of investment securities and proceeds from maturities of investment securities, was $220,942,000 and $121,506,000 for the quarters ended March 31, 1996 and 1997, respectively. Net cash provided by financing activities was $224,833,000 and $119,767,000 for the quarters ended March 31, 1996 and 1997, respectively. Net cash from financing activities in both periods consisted primarily of net activity in deposits, but also included, during the 1997 period, the issuance of the Capital Securities.

 CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $106,000 and $286,000 for the quarters ended March 31, 1996 and 1997, respectively.

         On January 31, 1997, the Company completed the issuance and sale of $25,000,000 in 9.77% Capital Securities. The capital raised in the offering, along with existing capital and earnings generated in the future, will be used to support the Company's balance sheet growth resulting from deposits expected to be obtained from asset administration clients.

         Stockholders' equity at March 31, 1997 was $64,724,000, an increase of $2,865,000 or 4.6%, from $61,859,000 at December 31, 1996. The ratio of stockholders' equity to assets decreased to 5.91% at March 31, 1997 from 6.41% at December 31, 1996 due to the significant increase in assets. The Capital Securities, net of issuance costs of $755,000, combined with stockholders' equity comprise the Company's total capitalization.

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

         The following table summarizes the Bank's Tier I and total capital ratios at March 31, 1997:


                                              March 31, 1997
                                           ---------------------
                                            Amount         Ratio
                                         -----------      ---------
                                            (Dollars in thousands)
Tier I capital                           $   87,890        31.3%
Tier I capital minimum requirement           11,246         4.0%
                                         ----------    ---------
Excess Tier I capital                    $   76,644        27.3%
                                         ==========    =========

Total capital                            $   87,990        31.3%
Total capital minimum requirement            22,492         8.0%
                                         ----------    ---------
Excess total capital                     $   65,498        23.3%
                                         ==========    =========
Risk adjusted assets, net of
    intangible assets                    $  281,149
                                         ==========



         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Capital Ratio" as an additional tool to evaluate capital adequacy. The Leverage Capital Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Capital Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Capital Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Capital Ratio requires that the capital of the Company be reduced by most intangible assets. The Bank's Leverage Capital Ratio at March 31, 1997 was 8.04%, which is in excess of regulatory requirements. The capital ratios of the Company are substantially similar to those of the Bank.

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated.



                                            Three Months Ended March 31, 1996     Three Months Ended March  31, 1997
                                        ----------------------------------------------------------------------------
                                            Average                   Average       Average                 Average
                                            Balance      Interest    Yield/Cost     Balance     Interest  Yield/Cost
                                        ----------------------------------------------------------------------------
INTEREST-EARNING ASSETS
Fed funds sold and securities
    purchased under resale agreements        $ 33,264       $  445         5.35%   $   51,544    $   676        5.25%
Interest-earning deposits                         505            6         4.75%            -          -           -
Investment securities                         305,127        5,096         6.68%      839,559     13,692        6.52%
Loans                                          22,759          418         7.35%       63,265        664        4.20%
                                            ---------     --------     ---------    ---------   ---------   --------
Total interest-earning assets                 361,655        5,965         6.60%      954,368     15,032        6.30%
                                                          --------     ---------                ---------   --------
Allowance for loan losses                         (49)                                   (100)
Noninterest-earning assets                     42,899                                  60,787
                                           ----------                              ----------
Total assets                                 $404,505                              $1,015,055
                                           ==========                              ==========

INTEREST-BEARING LIABILITIES
Deposits:
   Demand                                    $ 76,941          909         4.73%   $  119,986      1,462        4.87%
   Savings                                     13,009           72         2.21%      253,387      2,985        4.71%
Short Term Borrowings                          83,536        1,042         4.99%      341,745      4,129        4.83%
                                             --------    ---------     ---------   ----------  ---------    ---------
Total interest-bearing liabilities            173,486        2,023         4.66%      715,118      8,576        4.80%
                                                         ---------     ---------   ----------  ---------    ---------
Noninterest bearing liabilities
   Demand deposits                            126,930                                 161,048
   Noninterest bearing time deposits           45,000                                  48,944
   Other liabilities                            7,502                                  10,813
                                             --------                               ---------
Total liabilities                             352,918                                 935,923
Trust Preferred Stock                               -                                  15,894
Equity                                         51,587                                  63,238
                                            ---------                              ----------
Total liabilities and equity                 $404,505                              $1,015,055
                                            =========                              ==========

Net interest income                                      $  3,942                               $  6,456
                                                         ========                               =========

Net interest margin (1)                                                    4.36%                                2.71%
Average interest rate spread (2)                                           1.94%                                1.50%
Ratio of interest-earning assets to                                       208.5%                               133.5%
   interest-bearing liabilities
----------------------------------------

(1) Net interest income divided by  total interest-earning assets
(2) Yield on interest-earning assets less rate paid on interest-bearing liabilities

 PART II - OTHER INFORMATION

 ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

    On January 31, 1997, the Company completed the issuance and sale of $25,000,000 in 9.77% Capital Securities. The Capital Securities were issued by Investors Capital Trust I, a Delaware statutory business trust sponsored by the Company. The sale of the Capital Securities was underwritten by Keefe, Bruyette & Woods, Inc. ("Keefe"), pursuant to which Keefe received compensation in the amount of $562,500. The Capital Securities were sold only to "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act of 1933 (the "Act") and institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Act) pursuant to the exemption provided by
 Section 4(2) of the Act.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a.  Exhibit 11.1:   Statement of Computation of Earnings Per Share:

                                                                  Three Months Ended March 31,
                                                           ----------------------------------------
                                                               1996                         1997
                                                           -------------                 ----------
                                                              (in thousands, except per share data)
Net income                                                  $  1,420                      $  2,822


Weighted average number of common shares outstanding           6,444                         6,444

Dilutive effect of common equivalent shares of stock
  options and warrants                                            50                           114

Weighted average number of common and                     ------------                  -----------
  common equivalent shares outstanding                      $  6,494                         6,558
                                                          ============                  ===========
Net income per share (1)                                    $    .22                      $    .43
                                                          ============                  ===========

    (1) Primary and fully diluted income per share are the same for all periods presented

b. On January 27, 1997, the Company filed a Current Report on Form 8-K reporting the then proposed sale of the Capital Securities described under "Item 2. Recent Sales of Unregistered Securities". The Company did not file any other Current Reports on Form 8-K during the two months ended March 31, 1997.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INVESTORS FINANCIAL SERVICES CORP.



 Date: May 5, 1997                By:  /s/ Kevin J. Sheehan
                                       ---------------------
                                       Kevin J. Sheehan
                                       Chairman, President and Chief
                                       Executive Officer



                                  By:  /s/ Karen C. Keenan
                                       --------------------
                                       Karen C. Keenan
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)