Form 10-K405/A
period 1996-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 1997-07-17
CIK 949589

================================================================================

                                   FORM 10-K/A
                         AMENDMENT NO. 1 TO FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                     For the transition period from _______ to _______
                         COMMISSION FILE NUMBER 0-26996

                              INVESTORS FINANCIAL
                                 SERVICES CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         04-3279817
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

        200 CLAREDON STREET
          P.O. BOX 9130                                    02117-9130
       BOSTON, MASSACHUSETTS                               (Zip Code)
(Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 330-6700

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

================================================================================

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth on the pages attached hereto:



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

23.1         Consent of Deloitte & Touche LLP
24.1 **      Power of Attorney (See Page 56 of this Report)

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

     (d)  FINANCIAL STATEMENT SCHEDULES

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 16th day of July, 1997.

                         INVESTORS FINANCIAL SERVICES CORP.

                         By:  /s/ Kevin J. Sheehan
                             ----------------------------------
                             Kevin J. Sheehan
                             President, Chief Executive Officer and Chairman of the Board



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the 16th day of July, 1997.

Signature                          Title(s)
---------                          --------

           *                       President, Chief Executive Officer and
---------------------------
Kevin J. Sheehan                   Chairman of the Board (Principal Executive
                                   Officer); Director

           *                       Executive Vice President
---------------------------
Michael F. Rogers

           *                       Chief Financial Officer (Principal Financial
---------------------------
Karen C. Keenan                    Officer and Principal Accounting Officer)

           *                       Director
---------------------------
Robert B. Fraser

           *                       Director
---------------------------
Donald G. Friedl

           *                       Director
---------------------------
James M. Oates

           *                       Director
---------------------------
Phyllis S. Swersky

           *                       Director
---------------------------
Thomas P. McDermott

           *                       Director
---------------------------
Frank B. Condon, Jr.

By: /s/ Kevin J. Sheehan
   ------------------------
   Kevin J. Sheehan
   Attorney in Fact

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

Boston, Massachusetts

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