Form 10-Q/A
period 1997-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 1997-07-17
CIK 949589

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-Q
(MARK ONE)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly period ended March 31, 1997

                                       or

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

          200 CLARENDON STREET, P.O. BOX 9130, BOSTON, MA 02117-9130 (Address of principal executive offices, including Zip Code)

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


The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q as set forth on the pages attached hereto:

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


                                  INVESTORS FINANCIAL SERVICES CORP.



 Date: July 16, 1997              By:  /s/ Kevin J. Sheehan
                                       ---------------------
                                       Kevin J. Sheehan
                                       Chairman, President and Chief
                                       Executive Officer



                                  By:  /s/ Karen C. Keenan
                                       --------------------
                                       Karen C. Keenan
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)