Form 10-Q
period 1997-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 1997-08-12
CIK 949589

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q





(MARK ONE)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1997

                                       or

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition period from _____ to _____

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

                                (617) 330-6700
             (Registrant's telephone number, including area code)


                          ____________________________


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               -    -


          As of July 31, 1997, there were 6,131,174 shares of Common Stock outstanding and 314,388 shares of Class A Common Stock outstanding.

--------------------------------------------------------------------------------

                       INVESTORS FINANCIAL SERVICES CORP.


                                     INDEX
                                     -----



PART I       FINANCIAL INFORMATION
                                                                             Page
                                                                             ----

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets
              December 31, 1996 and
              June 30, 1997 (unaudited)                                        3

             Consolidated Income Statements  (unaudited)
              Six months ended June 30, 1996 and 1997                          4

             Consolidated Income Statements (unaudited)
              Three months ended June 30, 1996 and 1997                        5

             Statement of Stockholder's Equity (unaudited)
              Six months ended June 30, 1997                                   6

             Consolidated Statements of Cash Flows (unaudited)
              Six months ended June 30, 1996 and 1997                          7

             Notes to Condensed Consolidated Financial Statements              8

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      17
             AND RESULTS OF OPERATIONS

PART II      OTHER INFORMATION


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 33

SIGNATURES


INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND JUNE 30, 1997
-------------------------------------------------------------------------

                                           DECEMBER 31,       JUNE 30,
ASSETS                                         1996             1997
                                                            (unaudited)

Cash and due from banks                    $ 19,226,453    $    9,570,008
Federal funds sold and securities
 purchased under resale agreements          120,000,000        63,000,000
Securities held to maturity (approximate
 market values of $460,182,579 and
 $719,500,877 at December 31, 1996
 and June 30, 1997, respectively)           460,009,923       716,907,576
Securities available for sale               271,120,964       324,279,511
Nonmarketable equity securities                 967,400         5,476,600
Loans, less allowance for loan
losses of $100,000 at December 31,
1996 and June 30, 1997                       66,236,889       102,427,199
Accrued interest and fees receivable         16,366,171        20,162,325
Equipment and leasehold improvements,
 net                                          5,243,974         7,065,143
Other assets                                  5,289,873         7,787,674
                                           ------------    --------------

TOTAL ASSETS                               $964,461,647    $1,256,676,036
                                           ============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deposits:
  Demand                                   $264,914,614    $  346,186,667
  Savings                                   276,602,295       344,764,512
  Time                                       55,000,000        50,000,000
                                           ------------    --------------

Total deposits                              596,516,909       740,951,179

Short-term borrowings                       296,820,752       409,123,917
Other liabilities                             9,264,676        13,731,989
                                           ------------    --------------

Total liabilities                           902,602,337     1,163,807,085
                                           ------------    --------------



Company obligated mandatorily preferred
 securities of subsidiary trust                       -        24,216,332
                                           ------------    --------------

STOCKHOLDERS' EQUITY:
Class A common stock                              3,595             3,190
Common stock                                     60,848            61,265
Surplus                                      54,352,812        54,371,363
Deferred compensation                        (1,687,675)       (1,468,225)
Retained earnings                             8,480,431        13,938,913
Net unrealized gain on securities
 available for sale                             649,299         1,746,113
                                           ------------    --------------

Total stockholders' equity                   61,859,310        68,652,619
                                           ------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $964,461,647    $1,256,676,036
                                           ============    ==============

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1996 AND 1997
-------------------------------------------------------------------------

                                            JUNE 30,         JUNE 30,
                                              1996              1997
OPERATING REVENUE:
Interest income:
  Federal funds sold and securities
   purchased under resale agreements       $    664,027    $      843,520
  Other short-term investments                    6,448                 -
  Investment securities held to maturity     12,262,637        29,839,706
   and available for sale
  Loans                                         997,928         1,340,295
                                        ---------------   ---------------

    Total interest income                    13,931,040        32,023,521
                                        ---------------   ---------------

Interest expense:
  Deposits                                    3,070,457         9,459,602
  Short-term borrowings                       2,856,750         9,518,221
                                        ---------------   ---------------

    Total interest expense                    5,927,207        18,977,823
                                        ---------------   ---------------

    Net interest income                       8,003,833        13,045,698

Provision for loan losses                        49,114                 -
                                        ---------------   ---------------

    Net interest income after
     provision for loan losses                7,954,719        13,045,698

Noninterest income:
  Asset administration fees                  26,752,370        35,923,989
  Computer service fees                         246,610           233,831
  Other operating income                         36,284           143,969
  Gain on sale of security
   available for sale                             6,273             7,110
                                        ---------------   ---------------

    Net operating revenue                    34,996,256        49,354,597

OPERATING EXPENSES:
  Compensation of officers and
   employees                                 15,289,645        20,542,133
  Pension and other employee benefits         2,577,870         3,129,468
  Occupancy                                   2,213,942         2,209,790
  Equipment                                   2,635,769         3,383,657
  Insurance                                     588,022           365,580
  Subcustodian fees                           1,809,899         2,750,523
  Depreciation and amortization                 692,521           869,868
  Professional fees                           1,029,417         1,754,756
  Travel and sales promotion                    493,187           779,745
  Other operating expenses                    2,099,339         3,621,169
                                        ---------------   ---------------

    Total operating expenses                 29,429,611        39,406,689
                                        ---------------   ---------------

INCOME BEFORE INCOME TAXES AND MINORITY
 INTEREST                                    5,566,645         9,947,908

Provision for income taxes                    2,143,091         3,580,300
Minority interest expense, net of
 income taxes                                         -           651,333
                                        ---------------   ---------------
NET INCOME                                 $  3,423,554    $    5,716,275
                                        ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING           6,466,098         6,581,620
                                        ===============   ===============

EARNINGS PER SHARE                                $0.53             $0.87
                                        ===============   ===============


See notes to condensed consolidated  financial statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1996 AND 1997
-------------------------------------------------------------------------

                                                 JUNE 30,         JUNE 30,
                                                   1996              1997

OPERATING REVENUE:
Interest income:
Federal funds sold and securities
 purchased under resale agreements         $    219,483    $      167,773
Investment securities held to maturity
 and available for sale                       7,166,947        16,148,260
Loans                                           579,897           675,886
                                        ---------------    --------------

Total interest income                         7,966,327        16,991,919
                                        ---------------    --------------

Interest expense:
Deposits                                      2,092,538         5,014,000
Short-term borrowings                         1,811,792         5,388,357
                                        ---------------    --------------

Total interest expense                        3,904,330        10,402,357
                                        ---------------    --------------

Net interest income                           4,061,997         6,589,562

Provision for loan losses                        28,067                 -
                                        ---------------    --------------

Net interest income after provision
 for loan losses                              4,033,930         6,589,562

Noninterest income:
 Asset administration fees                   13,955,006        18,316,614
 Computer service fees                          122,567           117,371
 Other operating income                          15,941           107,984
 Gain on sale of security
  available for sale                              3,825             7,110
                                        ---------------    --------------

Net operating revenue                        18,131,269        25,138,641

OPERATING EXPENSES:
 Compensation of officers and employees       7,852,732        10,721,407
 Pension and other employee benefits          1,227,109         1,482,059
 Occupancy                                    1,052,711         1,121,310
 Equipment                                    1,329,389         1,765,015
 Insurance                                      282,939           183,821
 Subcustodian fees                              988,084         1,312,025
 Depreciation and amortization                  381,651           481,529
 Professional fees                              475,271           838,028
 Travel and sales promotion                     293,738           448,242
 Other operating expenses                     1,028,539         1,739,580
                                        ---------------    --------------

    Total operating expenses                 14,912,163        20,093,016
                                        ---------------    --------------

INCOME BEFORE INCOME TAXES AND MINORITY       3,219,106         5,045,625
 INTEREST

Provision for income taxes                    1,215,814         1,758,081
Minority interest expense, net of                     -           392,835
 income taxes                           ---------------    --------------
NET INCOME                                 $  2,003,292    $    2,894,709
                                        ===============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING           6,465,369         6,601,254
                                        ===============    ==============

EARNINGS PER SHARE                                $0.31             $0.44
                                        ===============    ==============

See notes to condensed consolidated financial statements.

 INVESTORS FINANCIAL SERVICES CORP.

 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
 SIX MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------------------------------



                                                                                                             NET
                                                                                                         UNREALIZED
                                                                                                           GAIN ON
                                                                                                         INVESTMENT
                                         CLASS A                                                         SECURITIES
                                          COMMON    COMMON                   DEFERRED       RETAINED      AVAILABLE
                                          STOCK     STOCK      SURPLUS     COMPENSATION     EARNINGS      FOR SALE        TOTAL

BALANCE, DECEMBER 31, 1996                $3,595    $60,848   $54,352,812   $(1,687,675)   $ 8,480,431    $  649,299   $61,859,310

Conversion of class A to common stock       (405)       405                                                                      -
Amortization of deferred compensation                                           219,450                                    219,450
Exercise of stock options                                12        18,551                                                   18,563
Net income                                                                                   5,716,275                   5,716,275
Payment of dividend                                                                           (257,793)                   (257,793)
Change in net unrealized gain on
   securities available for sale                                                                           1,096,814     1,096,814
                                       ----------  ---------  -----------   ------------   ------------   -----------  -----------

BALANCE,  JUNE 30, 1997                   $3,190    $61,265   $54,371,363   $(1,468,225)   $13,938,913    $1,746,113   $68,652,619
                                       ==========  =========  ===========   ============  =============  ============  ===========

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1996 AND 1997
-----------------------------------------------------------------------

                                              JUNE 30,        JUNE 30,
                                                1996            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $   3,423,554   $   5,716,275
                                          --------------  -------------
Adjustments to reconcile net income to
 net cash provided by
operating activities:
Depreciation and amortization                   692,521         869,868
Amortization of deferred compensation           210,662         219,450
Provision for loan losses                        49,114               -
Amortization of premiums on securities,
 net of accretion of discounts                1,186,515       1,618,885
Deferred income taxes                           104,932          16,879
Gain on sale of securities available
 for sale                                        (6,273)         (7,110)
Loss on disposal of fixed assets                 15,211               -
Changes in assets and liabilities:
Accrued interest and fees receivable         (3,957,800)     (3,796,154)
Other assets                                 (1,885,238)     (2,497,800)
Other liabilities                             4,868,499       3,943,084
                                          --------------  -------------

Total adjustments                             1,278,143         367,102
                                          --------------   ------------

Net cash provided by operating
 activities                                   4,701,697       6,083,377
                                          --------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities
 available for sale                          11,409,626      42,026,107
Proceeds from maturities of securities
 held to maturity                            19,612,591      33,985,925
Proceeds from sale of securities
 available for sale                          15,041,451       5,002,734
Purchases of securities available for
 sale                                      (104,767,586)    (99,507,745)
Purchases of securities held to maturity   (244,401,767)   (291,570,831)
Purchase of nonmarketable equity
 securities                                           -      (4,509,200)
Net decrease in time deposits due from
 banks                                        1,000,000               -
Net (increase) decrease in federal
 funds sold and securities purchased
 under resale agreements                    (60,000,000)     57,000,000
Net increase in loans                       (63,224,534)    (36,190,311)
Purchases of equipment and leasehold
 improvements                                (2,591,750)     (2,691,036)
                                          -------------   -------------

Net cash used for investing activities     (427,921,969)   (296,454,357)
                                          -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits             273,957,387      81,272,053
Net increase in time and savings
 deposits                                    11,417,715      63,162,217
Net increase in short-term borrowings       142,600,098     112,303,164
Stock issuance costs                             35,192        (783,668)
Proceeds from exercise of stock options           5,148          18,562
Proceeds from issuance of preferred
 stock                                                -      25,000,000
Dividends paid                                  (64,440)       (257,793)
                                          -------------   -------------
Net cash provided by financing
 activities                                 427,951,100     280,714,535
                                          -------------   -------------

NET INCREASE (DECREASE) IN CASH AND DUE
 FROM BANKS                                   4,730,828      (9,656,445)

CASH AND DUE FROM BANKS, BEGINNING OF
 PERIOD                                      21,898,903      19,226,453
                                          -------------   -------------

CASH AND DUE FROM BANKS, END OF PERIOD    $  26,629,731   $   9,570,008
                                          =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid for interest                    $   5,420,000   $  18,876,000
                                          =============   =============
Cash paid for income taxes                $   2,915,000   $   3,611,000
                                          =============   =============

See notes to condensed consolidated financial statements.

    INVESTORS FINANCIAL SERVICES CORP.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (INFORMATION PERTAINING TO THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997 IS UNAUDITED)
    --------------------------------------------------------------------------
    1.    DESCRIPTION OF BUSINESS

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

    2.    INTERIM FINANCIAL STATEMENTS

          The consolidated interim financial statements of the Company and consolidated subsidiaries as of June 30, 1997 and for the six-month periods and the three-month periods ended June 30, 1996 and 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

          During 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information", which will be applicable for the Company in fiscal 1998. Management has not assessed the impact of these standards.

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
                                  ============   ==========   ==========   ============


Carrying amounts and approximate market values of securities are summarized as follows as of June 30, 1997:

                                      CARRYING     UNREALIZED   UNREALIZED    APPROXIMATE
         HELD TO MATURITY               VALUE         GAINS       LOSSES     MARKET VALUE

State and political subdivisions     $ 34,939,268   $  673,370   $   12,593   $ 35,600,045
Mortgage-backed securities            572,578,478    3,998,096    2,041,685    574,534,889
Federal Agency securities             101,590,980      324,834      394,646    101,521,168
Foreign government securities           7,798,850       45,925            -      7,844,775
                                     ------------   ----------   ----------   ------------
Total                                $716,907,576   $5,042,225   $2,448,924   $719,500,877
                                     ============   ==========   ==========   ============


                                      AMORTIZED    UNREALIZED   UNREALIZED     CARRYING
AVAILABLE FOR SALE                      COST          GAINS       LOSSES         VALUE

U.S. Treasury securities             $ 40,037,363   $   95,487   $        -   $ 40,132,850
Mortgage-backed securities            281,555,820    2,658,353       67,512    284,146,661
                                     ------------   ----------   ----------   ------------
Total                                $321,593,183   $2,753,840   $   67,512   $324,279,511
                                     ============   ==========   ==========   ============

   Nonmarketable equity securities at June 30, 1997 consisted of $5,477,000 of stock of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Company is required to invest in $100 par value stock of the FHLBB in an amount equal to the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities),
   (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If and when FHLBB stock is redeemed, the Company will receive an amount equal to the par value of the stock.

   The carrying amounts and approximate market values of securities by effective maturity are as follows:


                                       DECEMBER 31, 1996               JUNE 30, 1997
                                    CARRYING      APPROXIMATE     CARRYING      APPROXIMATE
        HELD TO MATURITY              VALUE      MARKET VALUE       VALUE      MARKET VALUE

Due within one year                $ 19,052,213   $ 18,873,837   $          -   $          -
Due from one to five years          114,459,070    113,819,081    181,601,501    181,403,815
Due five years up to ten years      240,620,332    241,016,881    341,753,541    342,451,798
Due after ten years                  85,878,308     86,472,780    193,552,534    195,645,264
                                   ------------   ------------   ------------   ------------
Total                              $460,009,923   $460,182,579   $716,907,576   $719,500,877
                                   ============   ============   ============   ============



                                       DECEMBER 31, 1996               JUNE 30, 1997
                                    AMORTIZED      CARRYING       AMORTIZED      CARRYING
AVAILABLE FOR SALE                    COST           VALUE          COST           VALUE

Due within one year                $ 19,964,080   $ 20,046,800   $ 30,062,757   $ 30,130,500
Due from one to five years          213,758,992    214,525,641    249,043,850    251,414,351
Due five years up to ten years       36,315,728     36,548,523     42,486,576     42,734,660
                                   ------------   ------------   ------------   ------------
Total                              $270,038,800   $271,120,964   $321,593,183   $324,279,511
                                   ============   ============   ============   ============

   The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

   One security available for sale was sold during the six months ended June 30, 1997, resulting in a gain of $7,110.

   The carrying value of securities pledged amounted to approximately $362,000,000 and $481,000,000 at December 31, 1996 and June 30, 1997,
   respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

4. LOANS

   Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at December 31, 1996 or June 30, 1997. In addition, there have been no loan charge-offs or recoveries during the six months ended June 30, 1996 and 1997. Loans consisted of the following at December 31, 1996 and June 30, 1997:


                                        DECEMBER 31,    JUNE 30,
                                            1996          1997

Loans to individuals                     $23,448,999   $ 17,462,670
Loans to not-for-profit institutions          12,500         12,500
Loans to mutual funds                     42,875,390     85,052,029
                                         -----------   ------------
                                          66,336,889    102,527,199
Less allowance for loan losses               100,000        100,000
                                         -----------   ------------
Total                                    $66,236,889   $102,427,199
                                         ===========   ============

   The Company had commitments to lend of approximately $37,128,000 and $63,821,000 at December 31, 1996 and June 30, 1997, respectively. The terms of these commitments are similar to the terms of outstanding loans.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   The major components of equipment and leasehold improvements are as follows at December 31, 1996 and June 30, 1997:

                                                  DECEMBER 31,       JUNE 30,
                                                     1996              1997
Furniture, fixtures and equipment                   $8,516,450         $ 9,807,614
Leasehold improvements                                 744,395             921,041
                                                    ----------         -----------
Total                                                9,260,845          10,728,655

Less accumulated depreciation and
 amortization                                        4,016,871           3,663,512
                                                    ----------         -----------
Equipment and leasehold improvements,
 net                                                $5,243,974         $ 7,065,143
                                                    ==========         ===========

6. DEPOSITS

   Time deposits at December 31, 1996 and June 30, 1997 include noninterest-bearing amounts of approximately $55,000,000 and $50,000,000, respectively.

   All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1996 and June 30, 1997.

7. SHORT-TERM BORROWINGS

   The major components of short-term borrowings are as follows at December 31, 1996 and June 30, 1997:

                                  DECEMBER 31,     JUNE 30,
                                      1996           1997
Repurchase agreements              $296,421,201   $408,703,232
Treasury, Tax and Loan account          399,551        420,685
                                   ------------   ------------
Total                              $296,820,752   $409,123,917
                                   ============   ============

   The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The Company had liabilities under these agreements of $296,421,201 and $408,703,232 at December 31, 1996 and June 30, 1997 respectively. The interest rate on the outstanding agreements at December 31, 1996 was 5.91% and all agreements matured on January 2, 1997. The interest rates on the outstanding agreements at June 30, 1997 ranged from 5.51% to 6.23% and all agreements matured by July 1, 1997. The following securities were pledged under these agreements at December 31, 1996 and June 30, 1997:

                                   DECEMBER 31, 1996                JUNE  30, 1997
                                CARRYING      APPROXIMATE        CARRYING      APPROXIMATE
                                  VALUE      MARKET VALUE          VALUE      MARKET VALUE

U.S. Treasury securities       $ 37,249,940   $ 37,249,940      $ 35,124,250   $ 35,124,250
Federal Agency securities        25,000,000     24,803,950        20,000,000     19,770,300
Mortgage-backed securities      245,689,672    246,777,873       363,718,434    366,090,516
                               ------------   ------------   ---------------   ------------
Total                          $307,939,612   $308,831,763      $418,842,684   $420,985,066
                               ============   ============   ===============   ============

   The Company has a borrowing arrangement with the FHLBB which is utilized on an overnight basis to satisfy temporary funding requirements. The Company had no liabilities outstanding under this agreement at December 31, 1996 or June 30, 1997.

   The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account. The Federal Reserve Bank charges the Company interest at the Federal Funds rate on such deposits. The Company had liabilities under this agreement of $399,551 at December 31, 1996 and $420,685 at June 30, 1997. The interest rates on the outstanding balance at December 31, 1996 and June 30, 1997 were 5.10% and 5.62%, respectively.

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

9. STOCKHOLDERS' EQUITY

   The Company has authorized 1,000,000 shares of Preferred Stock, 650,000 shares of Class A Common Stock and 20,000,000 shares of Common Stock, all with a par value of $.01 per share. At December 31, 1996 and June 30, 1997, there were no preferred shares issued or outstanding. There were 359,545 and 318,984 shares of Class A Common Stock and 6,084,767 and 6,126,453 shares of Common Stock issued and outstanding at December 31, 1996 and June 30, 1997, respectively. The Common Stock and Class A Common Stock are identical except that the Class A Common Stock has ten votes per share and automatically converts into Common Stock upon transfer and under certain other circumstances.

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

   In November 1995, the Company granted 114,000 shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vest in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. The Company has recorded deferred compensation of $1,687,675 and $1,468,225 at December 31, 1996 and June 30, 1997, respectively, pursuant to these grants.

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

   A summary of option activity under all plans is as follows:

                                    NUMBER OF    EXERCISE PRICE
                                      SHARES        PER SHARE

Outstanding at December 31, 1996      345,150    $16.50 - $26.125
Granted                                15,200    $27.50 - $43.50
Exercised                              (1,125)            $16.50
Expired                                     -                  -
                                      -------
Outstanding at June 30, 1997          359,225    $16.50 - $43.50
                                      =======
Exercisable at June 30, 1997           96,520
                                      =======

10. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    LINES OF CREDIT - At June 30, 1997, the Company had commitments to individuals under collateralized open lines of credit totaling $96,994,000, against which $33,173,000 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

    INTEREST-RATE CONTRACTS - The following table summarizes the contractual or notional amounts of derivative financial instruments held by the Company at June 30, 1997:

                  Interest rate contracts:
                     Swap agreements               $260,000,000
                     Floor contracts               $ 30,000,000

    Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. An interest rate floor is a contract purchased from a counterparty which specifies a minimum interest rate for the specified period of time. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that the other party may default on its contractual obligation, so-called counterparty risk. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed-rate liabilities . The positive market value of the interest rate contracts was $154,000 at June 30, 1997

    The Company does not purchase derivative financial instruments for trading purposes. Interest rate swap agreements are matched with specific financial instruments reported on the balance sheet and periodic cash payments are accrued on a settlement basis.

    The Company also enters into foreign exchange contracts, as discussed in
    Note 12., with clients and simultaneously enters into matched positions with other banks. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees.


11. COMMITMENTS AND CONTINGENCIES

    RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances with the Federal Reserve Bank. The reserve balance requirement as of June 30, 1997 was $20,947,000. In addition, other cash balances in the amount of $1,488,000 were pledged to secure clearings with a depository institution as of June 30, 1997.

    LEASE COMMITMENTS - Minimum future commitments on noncancelable operating leases at June 30, 1997 were as follows:

                                                      Bank
Fiscal Year Ending                                  Premises    Equipment

     1997                                          $ 2,118,913  $  795,167
     1998                                            5,503,381   1,416,564
     1999                                            5,503,381   1,080,635
     2000                                            5,503,381     223,055
     2001 and beyond                                35,407,496           -

           Total rent expense was $2,943,000 and $3,173,000 for the six months ended June 30, 1996 and 1997, respectively.

    On February 1, 1996, the Company entered into a five year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract was $96,000 and $213,000 for the six months ended June 30, 1996 and 1997, respectively.

    CONTINGENCIES - The Company provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at June 30, 1997 that are material to the consolidated financial position or results of operations of the Company.

12. FOREIGN EXCHANGE CONTRACTS

    The Company enters into foreign exchange contracts with clients and simultaneously enters into matched positions with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees. A summary of foreign exchange contracts outstanding at December 31, 1996 and June 30, 1997 is as follows (in thousands):


                                        DECEMBER 31, 1996                                     JUNE 30, 1997
                           --------------------------------------------    ---------------------------------------------------------

                                                          UNREALIZED                                                 UNREALIZED
CURRENCY                     PURCHASES           SALES    GAIN/LOSS        PURCHASES              SALES              GAIN/LOSS
Japan (Yen)                    $40,828           $40,828       -           $43,250               $43,250                     -
France (Franc)                   1,093             1,093       -             4,358                 4,358                     -
Netherlands (Guilder)              918               918       -             4,225                 4,225                     -
Hong Kong (Dollar)               1,807             1,807       -             3,202                 3,202                     -
United Kingdom (Pound)           1,873             1,873       -             2,660                 2,660                     -
Germany (Mark)                   2,118             2,118       -             1,620                 1,620                     -
Indonesia (Rupiah)                 198               198       -             1,320                 1,320                     -
Malaysia (Ringgit)               6,009             6,009       -             1,183                 1,183                     -
Sweden (Krona)                     139               139                       919                   919
Other currencies                 2,163             2,163       -             3,748                 3,748                     -
                               -------           -------    ---------      --------       ---------------       --------------------

                               $57,146           $57,146       -           $66,485              $66,485                     -
                               =======           =======    =========      ========       ===============       ====================


    The maturity of contracts outstanding as of June 30, 1997 is as follows:

    Maturity                       Purchases              Sales
   July 1997                        $56,737              $56,737
   August 1997                        6,128                6,128
   December 1997                      3,620                3,620

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

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


                                                                                To Be Well
                                                           Minimum          Capitalized Under
                                                         For Capital        Prompt Corrective
                                      Actual          Adequacy Purposes     Action Provisions
                             ----------------------  --------------------   ------------------
                                  Amount     Ratio      Amount     Ratio      Amount     Ratio
                             -------------   ------  -----------   ------   ---------   ------

As of June 30, 1997:

Total Capital
  (to Risk Weighted Assets)     $90,885,937  26.95%   $26,978,106   8.00%   $33,722,633  10.00%
Tier I Capital
  (to Risk Weighted Assets)     $90,785,937  26.92%   $13,489,053   4.00%   $20,233,580   6.00%
Tier I Capital
  (to Average Assets)           $90,785,937   7.23%   $50,202,352   4.00%   $62,752,940   5.00%

As of December  31, 1996:

Total Capital
  (to Risk Weighted Assets)     $60,818,485  24.71%   $19.691,528   8.00%   $24,614,410  10.00%
Tier I Capital
  (to Risk Weighted Assets)     $60,718,485  24.67%   $ 9,845,764   4.00%   $14,768,646   6.00%
Tier I Capital
  (to Average Assets)           $60,718,485   9.65%   $25,155,710   4.00%   $31,444,637   5.00%


    Payment of dividends by the Bank is subject to provisions of the Massachusetts banking law which provides that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) there are deducted from net profits any losses and bad debts, as defined, in excess of reserves specifically established therefore.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiary, Investors Bank & Trust Company, provides domestic and global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 55 mutual fund complexes, investment advisors, banks and insurance companies. Currently, the Company provides financial asset administration services for assets totaling approximately $146 billion, including approximately $10.5 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

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

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and noninterest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes the expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus noninterest income) and net income are meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 41% from $34,996,000 in the first six months of 1996 to $49,355,000 in the first six months of 1997.

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

         The Company's future results may be subject to substantial risks and uncertainties. Because certain fees charged by the Company for its services, including fees for the provision of investment advisory and other services to the Merrimac Funds and the Merrimac Master Portfolios, are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days notice. During the quarter ended June 30, 1997, the Company reported that one of its clients announced plans to consolidate its custody and fund accounting services with another service provider. As of June 30, 1997, this client represented approximately $11 billion in assets processed, and less than 1.5% of the Company's revenues.

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

    STATEMENT OF OPERATIONS

    Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996

    Noninterest Income

         Noninterest income increased $9,268,000 to $36,309,000 for the six months ended June 30, 1997 from $27,041,000 for the prior period. Noninterest income consists of the following items:

                                    For the Six Months
                                          Ended
                                         June 30,
                                -----------------------   ------
                                     1996        1997     Change
                                ------------  ---------   ------
                                  (Dollars in thousands)
     Asset administration fees       $26,752     $35,924      34%
     Computer service fees               247         234      (5)
     Other operating income               36         144     300
     Gain on sale of security
         available for sale                6           7      17
                                ------------     -------
     Total Noninterest Income        $27,041     $36,309      34%
                                ============     =======

         Asset administration fees increased $9,172,000 to $35,924,000 for the six months ended June 30, 1997 compared to $26,752,000 for the six months ended June 30, 1996. The Company earns such fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total assets processed increased to $146 billion at June 30, 1997 from $108 billion at June 30, 1996. Of this $38 billion net increase in assets processed, approximately 21% of the increase reflects assets processed for new clients, and the remainder of the of the increase reflects growth of assets processed for existing clients. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending and foreign exchange.

         Computer service fees consist of amounts charged by the Company for data processing services related to individual accounts. Other operating income consists of dividends received relating to the FHLBB stock investment and miscellaneous transaction-oriented private banking fees. The increase in other operating income was due entirely to the Company's increased investment in FHLBB stock.

    Operating Expenses

         Total operating expenses increased by $9,977,000 to $39,407,000 for the six months ended June 30, 1997 compared to $29,430,000 for the six months ended June 30, 1996. The components of operating expenses were as follows:


                                         For the Six Months
                                               Ended
                                              June 30,
                                        --------------------
                                          1996        1997        Change
                                        --------    --------      -------
                                       (Dollars in thousands)
Compensation                              $15,290     $20,542      34%
Pension and other employee benefits         2,578       3,129      21
Occupancy                                   2,214       2,210       -
Equipment                                   2,636       3,384      28
Insurance                                     588         366     (38)
Subcustodian fees                           1,810       2,750      52
Depreciation and amortization                 693         870      26
Professional fees                           1,029       1,755      71
Travel and sales promotion                    493         780      58
Other operating expenses                    2,099       3,621      73
                                          -------     -------
Total Operating Expenses                  $29,430     $39,407      34%
                                          =======     =======


         Compensation of officers and employees increased by $5,252,000 or 34% from period to period due to several factors. The average number of employees increased 23% to 852 during the six months ended June 30, 1997 from 691 during the same period in 1996. This increase relates primarily to the increase in new client relationships and to the expansion of existing client relationships during the period. In addition, compensation expense related to the Company's management incentive plan increased because of the increase in earnings in the first half of 1997 compared to the first half of 1996. The remainder of the increase in compensation expense resulted from salary increases.

         Pension and other employee benefits increased to $3,129,000 for the six months ended June 30, 1997 from $2,578,000 for the same period in 1996. The 21% increase was due principally to increased payroll taxes attributable to the increase in compensation expense. In addition, the Company recognized costs associated with establishing a defined benefit retirement plan for the Company's Dublin subsidiaries, of which costs approximately $90,000 related to employees' prior years of service.

         Equipment expense consists of operating lease payments for microcomputers and fees charged by Electronic Data Systems for mainframe data processing and data storage services provided to the Company. These expenses vary with the level of assets processed by the Company. The $748,000 increase between periods is due principally to the growth in assets processed.

         Insurance expense decreased 38% from $588,000 for the six months ended June 30, 1996 to $366,000 for the six months ended June 30, 1997 due to the renegotiation, in May 1996, of the Company's premiums and coverage for errors and omissions liability, directors and officers liability and blanket bond.

         Subcustodian expense increased $940,000 to $2,750,000 for the six months ended June 30, 1997 from $1,810,000 for the six months ended June 30, 1996. This increase resulted primarily from the increase in foreign assets processed, which are typically subject to higher subcustodian fees than domestic assets processed, from $8.0 billion at June 30, 1996 to $10.5 billion at June 30, 1997, and from the movement by clients into emerging markets with higher cost structures.

         Depreciation and amortization expense increased $177,000 between periods due to purchases of furniture, equipment, and capitalized software in late 1996 and in 1997.

         Professional fees increased $726,000 to $1,755,000 for the six months ended June 30, 1997 from $1,029,000 for the six months ended June 30, 1996. This increase results primarily from the Company's increased use of contract programmers to perform systems development work.

         Travel and sales promotion expense increased $287,000 to $780,000 for the six months ended June 30, 1997 from $493,000 for the six months ended June 30, 1996 due to increased travel to the foreign subsidiaries.

         Other operating expenses include fees for daily market pricing data, telephone and office supplies expense, recruiting costs, and temporary help. These expenses increased $1,522,000 to $3,621,000 for the six months ended June 30, 1997 from $2,099,000 for the six months ended June 30, 1996. Fees for daily market pricing data, which vary with the level of assets processed, increased by $117,000 during the period. Other expenses such as telephone and office supplies vary with staffing levels. Expenses relating to these items represented $286,000 of the increase. Recruiting costs and costs of temporary help accounted for $502,000 of the increase; this increase relates to the tight labor market caused by a period of low unemployment in Massachusetts during the first half of 1997. Additionally, $219,000 of the increase related to the Company's decision to outsource its mailroom and photocopy facility in February, 1996; expenses related to these services were included in compensation expense prior to that time. Approximately $238,000 of the increase relates to annual maintenance fees on software used to generate automated financial statements for the Company's clients as part of its expanded mutual fund administration services.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the six months ended June 30, 1997 compared to the same period in 1996.


                                      Change   Change
                                      Due to   Due to
                                      Volume    Rate      Net
                                     --------  -------  -------
                                       (Dollars in thousands)
INTEREST-EARNING ASSETS
Fed funds sold and
    interest-earning deposits         $   178   $  (4)  $   174
Investment securities                  17,323     254    17,577
Loans                                     489    (147)      342
                                      -------   ------   ------
Total interest-earning assets          17,990     103    18,093

INTEREST-BEARING LIABILITIES
Deposits                                5,922     468     6,390
Borrowings                              6,632      29     6,661
                                      -------   ------   ------
Total interest-bearing liabilities     12,554     497    13,051
                                      -------   ------   ------
Change in net interest income         $ 5,436   $(394)  $ 5,042
                                      =======   ======  =======

         Net interest income increased $5,042,000 or 63% to $13,046,000 for the six months ended June 30, 1997 from $7,955,000 for the same period in 1996. This net increase resulted from an increase in interest income of $18,093,000 offset in part by an increase in interest expense of $13,051,000. The net impact of the above changes was a 102 basis point decrease in net interest margin.

         The increase in interest income resulted primarily from a higher level of interest earning assets. The Company's average assets for the six months ended June 30, 1997 increased $581,846,000 or 120% compared to the same period in 1996. This growth primarily resulted from an increase in average interest earning assets of $561,476,000.

         Interest expense increased $13,051,000 due primarily to a $520,557,000 increase in average deposits and short term borrowings for the six months ended June 30, 1997 compared to the same period in 1996. Also, to a lesser extent, interest expense increased due to an increase in the average interest rate paid by the Company from 4.75% to 4.93% during the period.


Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1997 and 1996 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.76% in 1996 and 11.32% in 1997. The provision for income taxes for the six months ended June 30, 1997 increased by $1,437,000 over the same period in 1996. The overall effective tax rate decreased to 36.0% for the six months ended June 30, 1997, from 38.5% for the same period in 1996. The decrease in the effective tax rate is due to the Company's investment in municipal securities in the first quarter of 1997.


STATEMENT OF OPERATIONS

Comparison of Operating Results for the Quarters Ended June 30, 1997 and 1996

Noninterest Income

         Noninterest income increased $4,452,000 to $18,549,000 for the quarter ended June 30, 1997 from $14,097,000 for the prior period. Noninterest income consists of the following items:

                                    For the Quarters
                                         Ended
                                        June 30,
                                ---------------------  ---------
                                    1996       1997     Change
                                ----------  ---------  ---------
                                      (Dollars in
                                       thousands)
     Asset administration fees      $13,955    $18,317      31%
     Computer service fees              122        117      (4)
     Other operating income              16        108     575
     Gain on sale of security
         available for sale               4          7      75
                                   --------    -------
     Total Noninterest Income       $14,097    $18,549      32%
                                   ========    =======

         Asset administration fees increased $4,362,000 to $18,317,000 for the three months ended June 30, 1997 compared to $13,955,000 for the three months ended June 30, 1996. Total assets processed increased to $146 billion at June 30, 1997 from $108 billion at June 30, 1996. Of this $38 billion net increase in assets processed, approximately 21% of the increase reflects assets processed for new clients, and the remainder of the of the increase reflects growth of assets processed for existing clients. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending and foreign exchange.

Operating Expenses

         Total operating expenses increased by $5,181,000 to $20,093,000 for the quarter ended June 30, 1997 compared to $14,912,000 for the quarter ended June 30, 1996. The components of operating expenses were as follows:

                                         For the Quarters
                                              Ended
                                             June 30,
                                        -----------------    ------
                                         1996       1997     Change
                                        ------     ------    ------
                                           (Dollars in
                                            thousands)
Compensation                             $ 7,853    $10,721      37%
Pension and other employee benefits        1,227      1,482      21
Occupancy                                  1,053      1,121       6
Equipment                                  1,329      1,765      33
Insurance                                    283        184     (35)
Subcustodian fees                            988      1,312      33
Depreciation and amortization                382        482      26
Professional fees                            475        838      76
Travel and sales promotion                   294        448      52
Other operating expenses                   1,028      1,740      69
                                         -------    -------
Total Operating Expenses                 $14,912    $20,093      35%
                                         =======    =======


         Compensation of officers and employees increased by $2,868,000 or 37% from period to period due to several factors. The average number of employees increased 25% to 878 during the quarter ended June 30, 1997 from 701 during the same period in 1996. This increase relates primarily to the increase in new client relationships and to the expansion of existing client relationships during the period. The remainder of the increase in compensation expense resulted from salary increases.

         Pension and other employee benefits increased to $1,482,000 for the quarter ended June 30, 1997 from $1,227,000 for the same period in 1996. The 21% increase was due principally to increased payroll taxes attributable to the increase in compensation expense.

         Equipment expense varies with the level of assets processed by the Company. The $436,000 increase between periods is due principally to the growth in assets processed.

         Insurance expense decreased 35% from $283,000 for the quarter ended June 30, 1996 to $184,000 for the quarter ended June 30, 1997 due to the renegotiation, in May 1996, of the Company's coverage for errors and omissions liability, directors and officers liability and blanket bond.

         Subcustodian expense increased $324,000 to $1,312,000 for the quarter ended June 30, 1997 from $988,000 for the quarter ended June 30, 1996. This increase resulted from the increase in foreign assets processed, which are typically subject to higher subcustodian fees than domestic assets processed, from $8.0 billion at June 30, 1996 to $10.5 billion at June 30, 1997, and from the movement by clients into emerging markets with higher cost structures. Subcustodian expense was offset in part by the Company's improved cash management in foreign accounts during the quarter.

         Depreciation and amortization expense increased $100,000 between periods due to purchases of furniture, equipment, and capitalized software in late 1996 and in 1997.

         Professional fees increased $363,000 to $838,000 for the quarter ended June 30, 1997 from $475,000 for the quarter ended June 30, 1996. This increase results primarily from the Company's increased use of contract programmers to perform systems development work.

         Travel and sales promotion expense increased $154,000 to $448,000 for the quarter ended June 30, 1997 from $294,000 for the quarter ended June 30, 1996 due to increased travel to the foreign subsidiaries.

         Other operating expenses increased $712,000 to $1,740,000 for the quarter ended June 30, 1997 from $1,028,000 for the quarter ended June 30, 1996. Fees for daily market pricing data, which vary with the level of assets processed, increased by $46,000 during the period. Other expenses such as telephone and office supplies vary with staffing levels. Expenses relating to these items represented $144,000 of the increase. Recruiting costs and costs of temporary help accounted for $154,000 of the increase; this increase relates to the tight labor market caused by a period of low unemployment in Massachusetts during the second quarter of 1997. Additionally, $105,000 of the increase related to the Company's decision to outsource its mailroom and photocopy facility in February, 1996; expenses related to these services were included in compensation prior to that time. Approximately $119,000 of the increase relates to annual maintenance fees on software used to generate automated financial statements for the Company's clients as part of its expanded mutual fund administration services. Also, $118,000 of the increase resulted from the adoption of a new regulatory assessment methodology by the Massachusetts Division of Banks.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended June 30, 1997 compared to the same period in 1996.


                                       Change   Change
                                       Due to   Due to
                                       Volume    Rate      Net
                                    ---------- -------  ---------
                                        (Dollars in thousands)
INTEREST-EARNING ASSETS
Fed funds sold and
    interest-earning deposits          $  (69)    $ 18    $  (51)
Investment securities                   8,679      302     8,981
Loans                                      94        2        96
                                       --------   -----  -------
Total interest-earning assets           8,704      322     9,026

INTEREST-BEARING LIABILITIES
Deposits                                2,616      305     2,921
Borrowings                              3,489       88     3,577
                                       --------   ------  ------
Total interest-bearing liabilities      6,105      393     6,498
                                       --------   ------  ------
Change in net interest income          $2,599     $(71)   $2,528
                                       ========   ======  ======


         Net interest income increased $2,528,000 or 62% to $6,590,000 for the quarter ended June 30, 1997 from $4,062,000 for the same period in 1996. This net increase resulted from an increase in interest income of $9,026,000 offset in part by an increase in interest expense of $6,498,000. The net impact of the above changes was a 63 basis point decrease in net interest margin.

         The increase in interest income resulted primarily from a higher level of interest earning assets. The Company's average assets for the quarter ended June 30, 1997 increased $552,047,000 or 98% compared to the same period in 1996. This growth primarily resulted from an increase in average interest earning assets of $534,859,000.

         Interest expense increased $6,498,000 due primarily to a $498,876,000 increase in deposits and short term borrowings for the quarter ended June 30, 1997 compared to the same period in 1996. Also, to a lesser extent, interest expense increased due to an increase in the average interest rate paid by the Company from 4.79% to 5.05% during the period.

Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1997 and 1996 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.76% in 1996 and 11.32% in 1997. The provision for income taxes for the quarter ended June 30, 1997 increased by $542,000 over the same period in 1996. The overall effective tax rate decreased to 34.8% for the quarter ended June 30, 1997, from 37.8% for the same period in 1996. The decrease in the effective tax rate is due to the Company's investment in municipal securities in the first quarter of 1997.

FINANCIAL CONDITION

Investment Portfolio

The following table summarizes the Company's investment portfolio for the dates indicated:

                                       December 31,  June 30,
                                           1996        1997
                                     -------------- ----------
                                       (Dollars in thousands)
SECURITIES HELD TO MATURITY:
State and political subdivisions           $      -   $ 34,939
Mortgage-backed securities                  414,665    572,579
Federal Agency securities                    37,517    101,591
Foreign government securities                 7,828      7,799
                                          ---------- ---------
Total securities held to maturity          $460,010   $716,908
                                          ========== =========


SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                   $ 40,259   $ 40,133
Mortgage-backed securities                  230,862    284,147
                                          ---------- ---------
Total securities available for sale        $271,121   $324,280
                                          ========== =========

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

         The book value and weighted average yield of the Company's securities held to maturity at June 30, 1997, by effective maturity, are reflected in the following table.


                                                   Weighted
                                          Book      Average
                                          Value      Yield
                                      -----------  --------
Due within one year                      $    -
Due from one to five years                181,602      6.74%
Due after five years up to ten years      341,753      6.75%
Due after ten years                       193,553      6.39%
                                         --------
Total securities                         $716,908
                                         ========

    The book value and weighted average yield of the Company's securities available for sale at June 30, 1997, by effective maturity, are reflected in the following table.

                                                   Weighted
                                          Book      Average
                                          Value      Yield
                                      -----------  --------
Due within one year                      $ 30,131      6.18%
Due from one to five years                251,414      6.81%
Due after five years up to ten years       42,735      6.86%
                                         --------
Total securities                         $324,280
                                         ========

    The maturities of mortgage backed securities have been allocated on the above tables as described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

    Loan Portfolio

         The following table summarizes the Company's loan portfolio for the dates indicated:

                                         December 31,    June 30,
                                             1996          1997
                                       --------------  ----------
                                          (Dollars in thousands)
Loans to individuals                          $23,449    $ 17,463
Loans to not-for-profit organizations              13          13
Loans to mutual funds                          42,875      85,051
                                              --------   --------
                                               66,337     102,527
Less:  allowance for loan losses                 (100)       (100)
                                              --------   --------
Net loans                                     $66,237    $102,427

Floating Rate                                 $66,324    $102,514
Fixed Rate                                         13          13
                                              --------   --------
                                              $66,337    $102,527
                                              ========   ========

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

         At June 30, 1997, the Company's only lending concentrations which exceeded 10% of total loans were revolving lines of credit to mutual fund clients as discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions. The Company also had a lending relationship at June 30, 1997 with Landon T. Clay, an officer of Eaton Vance and a principal stockholder of the Company, representing two loans aggregating $1,200,000 in principal amount. These loans to Mr. Clay were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions with unrelated third parties. Each of these loans was secured with non-voting common stock of Eaton Vance.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of June 30, 1997, there were no past due loans, troubled debt restructurings, or any loans on nonaccrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of approximately $100,000 at June 30, 1997. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.


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

 The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at June 30, 1997:

                                             Within     Over Three    Over Six    Over One
                                             Three        to Six     to Twelve     Year to    Over Five
                                             Months       Months       Months    Five Years     Years       Total
                                        -------------  -----------  ----------  ------------  ----------  ----------
                                                                    (Dollars in thousands)
Interest earning assets (1):
   Federal Funds Sold                     $   63,000                                                      $   63,000
   Investment securities (2)                 444,184       175,683     199,861      118,277     103,182    1,041,187
   Loans - fixed rate                              -                                     13                       13
   Loans - variable rate                     102,514             -           -            -           -      102,514
                                          ----------      --------    --------     --------    --------   ----------
       Total interest earning assets         609,698       175,683     199,861      118,290     103,182    1,206,714
                                          ----------      --------    --------     --------    --------   ----------


Interest bearing liabilities:
   Demand deposit accounts                    82,471                                                          82,471
   Savings accounts                          344,765                                                         344,765
   Interest rate contracts                  (200,000)       30,000     120,000       50,000                        -
   Short term borrowings                     409,124             -           -            -           -      409,124
                                          ----------      --------    --------     --------    --------   ----------
       Total interest bearing
        liabilities                          636,360        30,000     120,000       50,000           -      836,360
                                          ----------      --------    --------     --------    --------   ----------


       Net interest sensitivity gap
       during the period                   ($ 26,662)     $145,683    $ 79,861     $ 68,290    $103,182   $  307,354
                                          ==========      ========    ========     ========    ========   ==========

       Cumulative gap                      ($ 26,662)     $119,021    $198,882     $267,172    $307,354
                                          ==========      ========    ========     ========    ========

Interest sensitive assets as a
   percent of interest sensitive
   liabilities (cumulative)                    95.81%       117.86%     125.29%      131.94%     144.28%

Interest sensitive assets as a
   percent of total assets
   (cumulative)                                48.52%        62.50%      78.40%       87.81%      96.02%


Net interest sensitivity gap as a
   percent of total assets                     (2.12%)       11.59%       6.35%        5.43%       8.21%

Cumulative gap as a percent
   of total assets                             (2.12%)        9.47%      15.83%       21.26%      29.47%

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

         The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short term borrowings, interest payments on securities held to maturity and available for sale, fees collected from asset administration clients, and the capital raised from the sale of the Capital Securities. Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $.08 per share.

         The Company's ability to pay dividends on the Common Stock and Class A
 Common Stock depends on the receipt of dividends from the Bank.   Any dividend
 payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Bank expects to pay an annual dividend to the Company, which the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.08 per share of the Company's outstanding Common Stock and Class A Common Stock (approximately $515,635 based upon 6,445,437 shares outstanding as of June 30, 1997).

         At June 30, 1997, cash and cash equivalents were 1% of total assets. At June 30, 1997, approximately $30 million or 3% of total interest earning assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements is $136 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements is $525 million.

         The Company also has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to be the greater (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. The aggregate amount of borrowing available to the Company under this arrangement at June 30, 1997 was $483 million. An additional investment in FHLBB stock would be required to borrow to the available limit.

 CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $2,592,000 and $2,691,000 for the six months ended June 30, 1996 and 1997, respectively.

         On January 31, 1997, the Company completed the issuance and sale of $25,000,000 in 9.77% Capital Securities. The capital raised in the offering, along with existing capital and earnings generated in the future, will be used to support the Company's balance sheet growth resulting from deposits expected to be obtained from asset administration clients.

         Stockholders' equity at June 30, 1997 was $68,653,000, an increase of $6,794,000 or 11%, from $61,859,000 at December 31, 1996. The ratio of stockholders' equity to assets decreased to 5.22% at June 30, 1997 from 6.41% at December 31, 1996 due to the significant increase in assets.

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

         The following table summarizes the Bank's Tier I and total capital ratios at June 30, 1997:

                                                June 30, 1997
                                                -------------
                                              Amount      Ratio
                                             --------    -------
                                            (Dollars in
                                             thousands)
Tier I capital                               $ 90,786     26.9%
Tier I capital minimum requirement             13,489      4.0%
                                             --------    -------
Excess Tier I capital                        $ 77,297     22.9%
                                             ========     =====
Total capital                                $ 90,886     27.0%
Total capital minimum requirement              26,978      8.0%
                                             --------    -------
Excess total capital                         $ 63,908     19.0%
                                             ========     =====
Risk adjusted assets, net of intangible
 assets                                      $337,226
                                             ========

         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Capital Ratio" as an additional tool to evaluate capital adequacy. The Leverage Capital Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Capital Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Capital Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Capital Ratio requires that the capital of the Company be reduced by most intangible assets. The Bank's Leverage Capital Ratio at June 30, 1997 was 7.23%, which is in excess of regulatory requirements. The capital ratios of the Company are substantially similar to those of the Bank.

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated.


                                              Six Months Ended June 30, 1996        Six Months Ended June  30, 1997
                                        ---------------------------------------   ----------------------------------
                                            Average                   Average       Average                 Average
                                            Balance      Interest    Yield/Cost     Balance     Interest  Yield/Cost
                                        -------------   ----------  ------------  ----------   ---------  ----------
INTEREST-EARNING ASSETS
Fed funds sold and securities
    purchased under resale agreements        $ 24,929      $   664         5.33%   $   31,586    $   844        5.34%
Interest-earning deposits                         253            6         4.74%            -          -           -
Investment securities                         383,564       12,263         6.39%      914,752     29,840        6.52%
Loans                                          34,031          998         5.87%       57,915      1,340        4.63%
                                             --------    ---------    ----------   ---------     -------       ------
Total interest-earning assets                 442,777       13,931         6.29%    1,004,253     32,024        6.38%
                                                         ---------    ----------                 -------       ------
Allowance for loan losses                         (68)                                   (100)
Noninterest-earning assets                     41,864                                  62,266
                                             --------                              ----------
Total assets                                 $484,573                              $1,066,419
                                             ========                              ==========

INTEREST-BEARING LIABILITIES
Deposits:
   Demand                                    $121,616        2,912         4.79%   $  121,003      2,965        4.90%
   Time                                           762           20         5.25%          472         11        4.66%
   Savings                                     12,365          138         2.23%      269,880      6,484        4.81%
Short Term Borrowings                         114,845        2,857         4.98%      378,790      9,518        5.03%
                                             --------    ---------    ----------   ---------     -------       ------
Total interest-bearing liabilities            249,588        5,927         4.75%      770,145     18,978        4.93%
                                                         ---------    ----------                 -------       ------
Noninterest bearing liabilities
   Demand deposits                            130,211                                 147,708
   Noninterest bearing time deposits           45,000                                  51,298
   Other liabilities                            7,855                                  11,870
                                             --------                              ----------
Total liabilities                             432,654                                 981,021
Trust Preferred Stock                               -                                  20,331
Equity                                         51,919                                  65,067
                                             --------                              ----------
Total liabilities and equity                 $484,573                              $1,066,419
                                             ========                              ==========

Net interest income                                        $ 8,004                               $13,046
                                                           =======                               =======

Net interest margin (1)                                                    3.62%                                2.60%
Average interest rate spread (2)                                           1.54%                                1.45%
Ratio of interest-earning assets to                                      177.40%                              130.40%
   interest-bearing liabilities

----------------------------------------
(1) Net interest income divided by  total interest-earning assets
(2) Yield on interest-earning assets less rate paid on interest-bearing liabilities

 PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a.  Exhibit 11.1:   Statement of Computation of Earnings Per Share:

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                             ------------------------------     --------------------------
                                                    1996            1997           1996           1997
                                             --------------      ----------     -----------    -----------
                                                     (in thousands, except per share data)
Net income                                         $2,003         $2,895         $3,424        $5,716


Weighted average number of common
 shares outstanding                                 6,444          6,445          6,444         6,445



Dilutive effect of common equivalent
 shares of stock options and warrants                  21            156             22           137
                                                ----------       --------       --------       ------

Weighted average number of common and
 common equivalent shares outstanding               6,465          6,601          6,466         6,582
                                                ==========       ========       ========       ======

Net income per share (1)                           $  .31         $  .44         $  .53        $  .87
                                                ==========       ========       ========       ======

(1) Primary and fully diluted income per share are the same for all periods presented

b. The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INVESTORS FINANCIAL SERVICES CORP.



 Date:  August  12, 1997                By:  /s/ Kevin J. Sheehan
                                            ---------------------
                                            Kevin J. Sheehan
                                            Chairman, President and Chief
                                            Executive Officer



                                        By:  /s/ Karen C. Keenan
                                            --------------------
                                            Karen C. Keenan
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)