Form 10-Q
period 1997-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 1997-11-13
CIK 949589

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 1997

                                       or

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition period from _____ to _____

                        Commission File Number 0-26996

                      INVESTORS FINANCIAL SERVICES CORP.
            (Exact name of registrant as specified in its charter)


           Delaware                                       04-3279817
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

           200 Clarendon Sreet, P.O. Box 9130, Boston, MA 02117-9130 (Address of principal executive offices, including Zip Code)

                                (617) 330-6700
             (Registrant's telephone number, including area code)


                         ----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


     As of October 31, 1997, there were 6,445,862 shares of Common Stock outstanding.

                      INVESTORS FINANCIAL SERVICES CORP.


                                     INDEX
                                     -----



PART I            FINANCIAL INFORMATION


                                                                                Page
                                                                                ----
         Item 1.  Condensed Consolidated Financial Statements

                  Consolidated Balance Sheets
                    December 31, 1996 and
                    September 30, 1997 (unaudited)                                 3

                  Consolidated Income Statements  (unaudited)
                    Nine months ended September 30, 1996 and 1997                  4

                  Consolidated Income Statements (unaudited)
                    Three months ended September 30, 1996 and 1997                 5

                  Statement of Stockholder's Equity (unaudited)
                    Nine months ended September 30, 1997                           6

                  Consolidated Statements of Cash Flows (unaudited)
                    Nine months ended September 30, 1996 and 1997                  7

                  Notes to Condensed Consolidated Financial Statements             9

         Item 2.  Management's Discussion and Analysis of Financial Condition     19
                  and Results of Operations

PART II           OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                                34



SIGNATURES                                                                        35

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
-------------------------------------------------------------------------------

                                                                                        December 31,        September 30,
                                                                                            1996                1997
                                                                                                             (unaudited)
ASSETS
Cash and due from banks                                                               $   19,226,453      $   25,029,586
Federal funds sold and securities purchased under resale agreements                      120,000,000           -
Securities held to maturity (approximate market values of
      $460,182,579 and $757,781,734 at December 31, 1996
      and September 30, 1997, respectively)                                              460,009,923          749,448,367
Securities available for sale                                                            271,120,964          460,281,597
Nonmarketable equity securities                                                              967,400            5,476,600
Loans, less allowance for loan losses of $100,000
      at December 31, 1996 and September 30, 1997                                         66,236,889           47,403,504
Accrued interest and fees receivable                                                      16,366,171           23,432,991
Equipment and leasehold improvements, net                                                  5,243,974            7,722,034
Other assets                                                                               5,289,873           13,562,771
                                                                                      ---------------     ----------------
TOTAL ASSETS                                                                          $  964,461,647      $ 1,332,357,450
                                                                                      ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits:
      Demand                                                                          $  264,914,614       $  291,715,506
      Savings                                                                            271,602,295          172,179,107
      Time                                                                                60,000,000           87,800,000
                                                                                      ---------------     ----------------
          Total deposits                                                                 596,516,909          551,694,613

Short-term borrowings                                                                    296,820,752          672,444,111
Other liabilities                                                                          9,264,676           12,308,082
                                                                                      ---------------     ----------------
          Total liabilities                                                              902,602,337        1,236,446,806
                                                                                      ---------------     ----------------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding junior subordinated deferrable interest debentures of the Company              -                    24,166,257
                                                                                      ---------------     ----------------

STOCKHOLDERS' EQUITY:
      Class A common stock                                                                     3,595             -
      Common stock                                                                            60,848               64,456
      Surplus                                                                             54,352,812           54,373,424
      Deferred compensation                                                              (1,687,675)          (1,358,500)
      Retained earnings                                                                    8,480,431           16,745,644
      Net unrealized gain on securities available for sale                                   649,299            1,919,363
                                                                                      ---------------     ----------------
Total stockholders' equity                                                                61,859,310           71,744,387
                                                                                      ---------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  964,461,647      $ 1,332,357,450
                                                                                      ===============     ================


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS  (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
--------------------------------------------------------------------------------

                                                                                     September 30,     September 30,
                                                                                         1996               1997
OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased
      under resale agreements                                                         $    974,010     $     946,609
   Investment securities held to maturity and available for sale                        21,727,649        48,283,937
   Loans                                                                                 1,589,761         1,910,559
                                                                                      -------------    -------------
      Total interest income                                                             24,291,420        51,141,105

Interest expense:
   Deposits                                                                              5,565,501        13,868,308
   Short-term borrowings                                                                 6,024,157        18,129,747
                                                                                      -------------    -------------
      Total interest expense                                                            11,589,658        31,998,055
                                                                                      -------------    -------------
      Net interest income                                                               12,701,762        19,143,050

Provision for loan losses                                                                   49,114         -
                                                                                      -------------    -------------
      Net interest income after provision for loan losses                               12,652,648        19,143,050

Noninterest income:
   Asset administration fees                                                            40,661,709        55,648,699
   Computer service fees                                                                   365,462           351,000
   Other operating income                                                                   57,065           249,362
   Gain/(loss) on sale of securities available for sale                                     (8,421)           41,760
                                                                                      -------------    -------------
      Net operating revenue                                                             53,728,463        75,433,871

OPERATING EXPENSES:
   Compensation of officers and employees                                               23,436,228        31,833,284
   Pension and other employee benefits                                                   3,904,890         4,711,461
   Occupancy                                                                             3,242,658         3,044,544
   Equipment                                                                             3,991,122         5,043,033
   Insurance                                                                               745,704           550,914
   Subcustodian fees                                                                     2,929,870         4,309,961
   Depreciation and amortization                                                         1,095,115         1,415,873
   Professional fees                                                                     1,626,804         2,370,808
   Travel and sales promotion                                                              698,966         1,139,572
   Other operating expenses                                                              3,135,558         5,860,682
                                                                                      -------------    -------------
      Total operating expenses                                                          44,806,915        60,280,132
                                                                                      -------------    -------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                         8,921,548        15,153,739

Provision for income taxes                                                               3,432,996         5,455,346
Minority interest expense, net of income taxes                                          -                  1,046,476
                                                                                      -------------    -------------
NET INCOME                                                                            $  5,488,552     $   8,651,917
                                                                                      =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                      6,467,743         6,603,202
                                                                                      =============    =============

EARNINGS PER SHARE                                                                    $       0.85     $        1.31
                                                                                      =============    =============

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS  (unaudited)
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
--------------------------------------------------------------------------------

                                                                                        September 30,     September 30,
                                                                                             1996              1997
OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased
      under resale agreements                                                          $   303,535          $   103,089
   Investment securities held to maturity and available for sale                         9,465,012           18,444,231
   Loans                                                                                   591,833              570,264
                                                                                      -------------        -------------
      Total interest income                                                             10,360,380           19,117,584

Interest expense:
   Deposits                                                                              2,495,044            4,408,706
   Short-term borrowings                                                                 3,167,407            8,611,526
                                                                                      -------------        -------------
      Total interest expense                                                             5,662,451           13,020,232
                                                                                      -------------        -------------
      Net interest income                                                                4,697,929            6,097,352

Provision for loan losses                                                                -                    -
                                                                                      -------------        -------------
      Net interest income after provision for loan losses                                4,697,929            6,097,352

Noninterest income:
   Asset administration fees                                                            13,909,339           19,724,710
   Computer service fees                                                                   118,852              117,169
   Other operating income                                                                   20,781              105,393
   Gain/(loss) on sale of securities available for sale                                    (14,694)              34,650
                                                                                      -------------        -------------
      Net operating revenue                                                             18,732,207           26,079,274

OPERATING EXPENSES:
   Compensation of officers and employees                                                8,146,583           11,291,151
   Pension and other employee benefits                                                   1,327,020            1,581,993
   Occupancy                                                                             1,028,716              834,754
   Equipment                                                                             1,355,353            1,659,376
   Insurance                                                                               157,682              185,334
   Subcustodian fees                                                                     1,119,971            1,559,438
   Depreciation and amortization                                                           402,594              546,005
   Professional fees                                                                       597,387              616,052
   Travel and sales promotion                                                              205,779              359,827
   Other operating expenses                                                              1,036,220            2,239,513
                                                                                      -------------        -------------
      Total operating expenses                                                          15,377,305           20,873,443
                                                                                      -------------        -------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                         3,354,902            5,205,831

Provision for income taxes                                                               1,289,904            1,876,046
Minority interest expense, net of income taxes                                           -                      395,143
                                                                                      -------------        -------------
NET INCOME                                                                            $  2,064,998         $  2,934,642
                                                                                      =============        =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                      6,471,069            6,638,592
                                                                                      =============        =============
EARNINGS PER SHARE                                                                    $       0.32         $       0.44
                                                                                      =============        =============

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

                                                                                                    Net Unrealized
                                                                                                       Gain on
                                                                                                     Investment
                                         Class A                                                     Securities
                                         Common     Common                   Deferred     Retained   Available
                                          Stock     Stock      Surplus     Compensation   Earnings    For Sale         Total
BALANCE, DECEMBER 31, 1996             $   3,595   $60,848   $54,352,812  $(1,687,675)  $ 8,480,431   $  649,299      $61,859,310
Conversion of class A to common stock     (3,595)    3,595                                                                 -
Amortization of deferred compensation                                         329,175                                     329,175
Exercise of stock options                               13        20,612                                                   20,625
Net income                                                                                8,651,917                     8,651,917
Payment of dividend                                                                        (386,704)                     (386,704)
Change in net unrealized gain on
  securities available for sale                                                                        1,270,064        1,270,064
                                       ---------   -------   -----------  -----------   -----------  -----------      -----------
BALANCE, SEPTEMBER 30, 1997            $       0   $64,456   $54,373,424  $(1,358,500)  $16,745,644   $1,919,363      $71,744,387
                                       =========   =======   ===========  ===========   ===========   ==========      ===========

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
--------------------------------------------------------------------------------


                                                                                   September 30,      September 30,
                                                                                       1996               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  5,488,552          $  8,651,917
                                                                               -----------------     -----------------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                     1,095,115             1,415,873
    Amortization of deferred compensation                                               320,387               329,175
    Provision for loan losses                                                            49,114             -
    Amortization of premiums on securities, net of accretion of discounts             1,779,230             2,817,168
    Deferred income taxes                                                             (161,584)                16,880
    (Gain)/loss on sale of securities available for sale                                  8,421               (41,760)
    Loss on disposal of fixed assets                                                     15,211             -
    Changes in assets and liabilities:
       Accrued interest and fees receivable                                          (5,866,278)           (7,066,820)
       Other assets                                                                  (1,508,599)           (8,272,898)
       Other liabilities                                                              4,919,517             2,425,888
                                                                               -----------------     -----------------
          Total adjustments                                                             650,534            (8,376,494)
                                                                               -----------------     -----------------
          Net cash provided by operating activities                                   6,139,086               275,423
                                                                               -----------------     -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                            29,825,254            69,408,056
Proceeds from maturities of securities held to maturity                              26,069,003            65,406,880
Proceeds from sales of securities available for sale                                 20,077,388            12,982,134
Purchases of securities available for sale                                         (175,526,949)         (271,302,698)
Purchases of securities held to maturity                                           (268,826,637)         (355,998,155)
Purchase of nonmarketable equity securities                                            -                   (4,509,200)
Net decrease in time deposits due from banks                                          1,000,000             -
Net (increase) decrease in federal funds sold and securities
    purchased under resale agreements                                               (79,000,000)          120,000,000
Net (increase) decrease in loans                                                    (20,902,267)           18,833,385
Purchases of equipment and leasehold improvements                                    (2,724,992)           (3,893,933)
                                                                               -----------------     -----------------
          Net cash used for investing activities                                   (470,009,200)         (349,073,531)
                                                                               -----------------     -----------------


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
--------------------------------------------------------------------------------

                                                                        September 30,          September 30,
                                                                            1996                   1997
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits                                         $288,156,455           $  26,800,892
Net increase (decrease) in time and savings deposits                      11,512,051             (71,623,188)
Net increase in short-term borrowings                                    150,225,222             375,623,359
Stock issuance costs                                                          35,193                (833,743)
Proceeds from exercise of stock options                                        5,148                  20,625
Proceeds from issuance of preferred stock                                 -                       25,000,000
Dividends paid                                                              (128,883)               (386,704)
                                                                        ------------           -------------
          Net cash provided by financing activities                      449,805,186             354,601,241
                                                                        ------------           -------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                       (14,064,928)              5,803,133
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                              21,898,903              19,226,453
                                                                        ------------           -------------
CASH AND DUE FROM BANKS, END OF PERIOD                                  $  7,833,975           $  25,029,586
                                                                        ============           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                              $ 11,012,000           $  32,196,000
                                                                        ============           =============
    Cash paid for income taxes                                          $  3,818,000           $   5,608,000
                                                                        ============           =============

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE NINE MONTHS AND THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997 IS UNAUDITED)
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS

      Investors Financial Services Corp. ("IFSC") provides asset administration services for the financial services industry through its wholly owned subsidiary, Investors Bank & Trust Company (the "Bank"). The Bank provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

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

      On September 19,1997, pursuant to the terms of the Certificate of Incorporation of the Company, all shares of the Company's Class A Common Stock automatically converted into shares of the Company's Common Stock. The terms of the Class A Common Stock were identical to the terms of the Common Stock, except that the Common Stock receives only one vote per share rather than the ten votes per share previously received by Class A Common stock.


2.    INTERIM FINANCIAL STATEMENTS

      The consolidated interim financial statements of the Company and consolidated subsidiaries as of September 30, 1997 and for the nine-month periods and the three-month periods ended September 30, 1996 and 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

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


3.    SECURITIES

      Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1996:

                                                    Carrying            Unrealized         Unrealized          Approximate
                 Held to Maturity                     Value               Gains              Losses           Market Value
        Mortgage-backed securities                  $ 414,664,590      $   1,973,263      $   1,750,168         $ 414,887,685
        Federal Agency securities                      37,517,495             49,546            224,972            37,342,069
        Foreign government securities                   7,827,838            124,987              -                 7,952,825
                                                    -------------      -------------      -------------         -------------
        Total                                       $ 460,009,923      $   2,147,796      $   1,975,140         $ 460,182,579
                                                    =============      =============      =============         =============

                                                      Amortized           Unrealized         Unrealized            Carrying
                Available for Sale                       Cost                Gains              Losses               Value

        U.S. Treasury securities                    $  40,107,999      $     151,304      $           3         $  40,259,300
        Mortgage-backed securities                    229,930,801          1,086,092            155,229           230,861,664
                                                    -------------      -------------      -------------         -------------

        Total                                       $ 270,038,800      $   1,237,396      $     155,232         $ 271,120,964
                                                    =============      =============      =============         =============


      Carrying amounts and approximate market values of securities are summarized as follows as of September 30, 1997:

                                                       Carrying           Unrealized           Unrealized       Approximate
                 Held to Maturity                       Value               Gains                Losses         Market Value
        State and political subdivisions            $  35,080,916     $   1,520,552         $    -             $  36,601,468
        Mortgage-backed securities                    575,332,444         7,644,716               801,620        582,175,540
        Federal Agency securities                     131,250,616           331,155               512,395        131,069,376
        Foreign government securities                   7,784,391           150,959              -                 7,935,350
                                                    -------------     -------------         -------------      -------------
        Total                                       $ 749,448,367     $   9,647,382         $   1,314,015      $ 757,781,734
                                                    =============     =============         =============      =============
                                                    Amortized             Unrealized           Unrealized        Carrying
               Available for Sale                      Cost                 Gains                Losses            Value
        U.S. Treasury securities                    $  35,024,687     $     121,463         $     -            $  35,146,150
        Mortgage-backed securities                    422,304,044         2,979,782               148,379        425,135,447
                                                    -------------     -------------         -------------      -------------
        Total                                       $ 457,328,731     $   3,101,245         $     148,379      $ 460,281,597
                                                    =============     =============         =============      =============

      Nonmarketable equity securities at September 30, 1997 consisted of $5,476,600 of stock of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Company is required to invest in $100 par value stock of the FHLBB in an amount equal to the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If and when FHLBB stock is redeemed, the Company will receive an amount equal to the par value of the stock.

      The carrying amounts and approximate market values of securities by effective maturity are as follows:



                                                         December 31, 1996                          September 30, 1997
                                                  Carrying             Approximate            Carrying             Approximate
                Held to Maturity                    Value             Market Value              Value             Market Value
        Due within one year                    $  19,052,213         $  18,873,837         $      -              $      -
        Due from one to five years               114,459,070           113,819,081           234,546,376           235,936,056
        Due five years up to ten years           240,620,332           241,016,881           298,173,826           299,363,207
        Due after ten years                       85,878,308            86,472,780           216,728,165           222,482,471
                                               -------------         -------------         -------------         -------------
        Total                                  $ 460,009,923         $ 460,182,579         $ 749,448,367         $ 757,781,734
                                               =============         =============         =============         =============
                                                      December 31, 1996                          September 30, 1997
                                                  Amortized             Carrying             Amortized              Carrying
               Available for Sale                   Cost                  Value                 Cost                  Value
        Due within one year                    $  19,964,080         $  20,046,800         $  25,046,375         $  25,101,600
        Due from one to five years               213,758,992           214,525,641           287,711,520           289,834,350
        Due five years up to ten years            36,315,728            36,548,523           144,570,836           145,345,647
                                               -------------         -------------         -------------         -------------
        Total                                  $ 270,038,800         $ 271,120,964         $ 457,328,731         $ 460,281,597
                                               =============         =============         =============         =============


      The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

      Two securities available for sale were sold during the nine months ended September 30, 1997, resulting in gains totaling $41,760.

      The carrying value of securities pledged amounted to approximately $362,000,000 and $729,000,000 at December 31, 1996 and September 30, 1997,
      respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.


4.    LOANS

      Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at December 31, 1996 or September 30, 1997. In addition, there have been no loan charge-offs or recoveries during the nine months ended September 30, 1996 and 1997. Loans consisted of the following at December 31, 1996 and September 30, 1997:

                                                                         December 31,        September 30,
                                                                           1996                  1997
          Loans to individuals                                          $ 23,448,999           $ 19,918,608
          Loans to not-for-profit institutions                                12,500                 12,500
          Loans to mutual funds                                           42,875,390             27,572,396
                                                                     ----------------      -----------------
                                                                          66,336,889             47,503,504
          Less allowance for loan losses                                     100,000                100,000
                                                                     ----------------      -----------------
          Total                                                         $ 66,236,889           $ 47,403,504
                                                                     ================      =================

      The Company had commitments to lend of approximately $37,128,000 and $79,050,000 at December 31, 1996 and September 30, 1997, respectively. The terms of these commitments are similar to the terms of outstanding loans.


5.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      The major components of equipment and leasehold improvements are as follows at December 31, 1996 and September 30, 1997:

                                                                           December 31,       September 30,
                                                                               1996                 1997
          Furniture, fixtures and equipment                               $ 8,516,450            $ 10,818,236
          Leasehold improvements                                              744,395                 617,897
                                                                       ---------------        ----------------
          Total                                                             9,260,845              11,436,133
          Less accumulated depreciation and amortization                    4,016,871               3,714,099
                                                                       ---------------        ----------------
          Equipment and leasehold improvements, net                       $ 5,243,974           $   7,722,034
                                                                       ===============        ================

6.    DEPOSITS

      Time deposits at December 31, 1996 and September 30, 1997 include noninterest-bearing amounts of approximately $55,000,000 and $85,000,000, respectively.

      All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1996 and September 30, 1997.


7.    SHORT-TERM BORROWINGS

      The major components of short-term borrowings are as follows at December 31, 1996 and September 30, 1997:

                                                                         December 31,          September 30,
                                                                             1996                   1997
        Repurchase agreements                                           $ 296,421,201          $ 621,657,318
        FHLBB Borrowings                                                       -                  50,000,000
        Treasury, Tax and Loan account                                        399,551                786,793
                                                                    ------------------     ------------------
        Total                                                           $ 296,820,752          $ 672,444,111
                                                                    ==================     ==================


      The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The Company had liabilities under these agreements of $296,421,201 and $621,657,318 at December 31, 1996 and September 30, 1997, respectively. The interest rate on the outstanding agreements at December 31, 1996 was 5.91% and all agreements matured on January 2, 1997. The interest rates on the outstanding agreements at September 30, 1997 ranged from 5.53% to 6.55% and all agreements matured from October 1, 1997 to October 24, 1997. The following securities were pledged under these agreements at December 31, 1996 and September 30, 1997:



                                                      December 31, 1996                           September 30, 1997
                                                 Carrying             Approximate             Carrying             Approximate
                                                  Value              Market Value              Value               Market Value
        U.S. Treasury securities             $   37,249,940        $   37,249,940         $   35,146,150         $   35,146,150
        Federal Agency securities                25,000,000            24,803,950             20,000,000             19,903,900
        Mortgage-backed securities              245,689,672           246,777,873            582,459,619            588,511,151
                                         -------------------    ------------------    -------------------    -------------------
        Total                                 $ 307,939,612         $ 308,831,763          $ 637,605,769          $ 643,561,201
                                         ===================    ==================    ===================    ===================


      The Company has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels. The Company had a term advance outstanding under this agreement of $50,000,000 at September 30, 1997. The interest rate on the outstanding advance at September 30, 1997 was 5.58%, and the advance matures on September 10, 1999. The Company has the option to put the advance back to the FHLBB on the 8th day of each month.


      The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account. The Federal Reserve Bank charges the Company interest at the Federal Funds rate on such deposits. The Company had liabilities under this agreement of $399,551 at December 31, 1996 and $786,793 at September 30, 1997. The interest rates on the outstanding balance at December 31, 1996 and September 30, 1997 were 5.10% and 5.41%, respectively.



8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY


      On January 31, 1997, a trust sponsored and wholly owned by the Company issued $25,000,000 in 9.77% Trust Preferred Securities (the "Capital Securities"), the proceeds of which were invested by the trust in the same aggregate principal amount of the Company's newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Junior Subordinated Debentures"). The $25,000,000 aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of the Trust. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under (i) the Debentures; (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued; and (iii) the Amended and Restated Declaration of Trust governing the Trust constitutes a full and unconditional guarantee of the Trust's obligations under the Capital Securities.


9.    STOCKHOLDERS' EQUITY

      The Company has authorized 1,000,000 shares of Preferred Stock, 650,000 shares of Class A Common Stock and 20,000,000 shares of Common Stock, all with a par value of $.01 per share. At December 31, 1996 and September 30, 1997, there were no preferred shares issued or outstanding. There were 359,545 shares of Class A Common Stock and 6,084,767 shares of Common Stock issued and outstanding at December 31, 1996. On September 19, 1997, pursuant to the terms of the Certificate of

      Incorporation of the Company, all shares of the Company's Class A Common Stock automatically converted into shares of the Company's Common Stock. The terms of the Class A Common Stock were identical to the terms of the Common Stock, except that the Common Stock receives only one vote per share rather than the ten votes per share previously received by Class A Common stock. As a result, there were 6,445,562 shares of Common Stock issued and outstanding at September 30, 1997.

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

      In November 1995, the Company granted 114,000 shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vest in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. The Company has recorded deferred compensation of $1,687,675 and $1,358,500 at December 31, 1996 and September 30, 1997, respectively, pursuant to these grants.

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

      The 1997 Employee Stock Purchase Plan was adopted by the Board of Directors on January 14, 1997 and subsequently approved by the stockholders at the Company's 1997 Annual Meeting. The Company has authorized the issuance of 140,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The 1997 Purchase Plan permits eligible employees to purchase up to 1,000 shares of Common Stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the average market value of the Common Stock on the first business day of the payment period, or (ii) 90% of the average market value of the Common Stock on the last business day of the payment period. Annual payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

      A summary of option activity under all plans is as follows:



                                                            Number of              Exercise Price
                                                              Shares                  Per Share
        Outstanding at December 31, 1996                         345,150           $16.50 - $26.125
        Granted                                                   23,324           $27.50 - $47.125
        Exercised                                                 (1,550)               $16.50
        Expired/Canceled                                            (375)               $16.50
                                                          ---------------
        Outstanding at September 30, 1997                        366,549           $16.50 - $47.125
                                                          ===============
        Exercisable at September 30, 1997                        112,341
                                                          ===============


10.   OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      LINES OF CREDIT - At September 30, 1997, the Company had commitments to individuals under collateralized open lines of credit totaling $101,355,000, against which $22,305,000 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

      INTEREST-RATE CONTRACTS - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. Swap agreements involve the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that the other party may default on its contractual obligation, so-called counterparty risk. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The Company was party to swap agreements with aggregate notional amounts of $330,000,000 as of September 30, 1997. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed-rate liabilities. The positive market value of the interest rate contracts was $38,000 at September 30, 1997.

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


11.   COMMITMENTS AND CONTINGENCIES

      Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances with the Federal Reserve Bank. The reserve balance requirement as of September 30, 1997 was $21,837,000. In addition, other cash balances in the amount of $1,562,000 were pledged to secure clearings with a depository institution as of September 30, 1997.

      Lease Commitments - Minimum future commitments on noncancelable operating leases at September 30, 1997 were as follows:

                                                      Bank
      Fiscal Year Ending                           Premises            Equipment
      1997                                     $   1,310,629         $   477,072
      1998                                         6,067,264           1,879,535
      1999                                         6,096,544           1,543,606
      2000                                         5,824,993             546,200
      2001 and beyond                             35,704,420               -

      Total rent expense was $4,316,000 and $4,568,000 for the nine months ended September 30, 1996 and 1997, respectively.

      On February 1, 1996, the Company entered into a five year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract was $167,000 and $325,000 for the nine months ended September 30, 1996 and 1997, respectively.

      Contingencies - The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at September 30, 1997 that are material to the consolidated financial position or results of operations of the Company.


12.   FOREIGN EXCHANGE CONTRACTS

      The Company enters into foreign exchange contracts with clients and simultaneously enters into matched positions with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees. A summary of foreign exchange contracts outstanding at December 31, 1996 and September 30, 1997 is as follows (in thousands):


                                               December 31, 1996                                   September 30, 1997
                               --------------------------------------------------   ----------------------------------------------
                                                                  Unrealized                                            Unrealized
Currency                         Purchases          Sales         Gain/Loss           Purchases           Sales         Gain/Loss
Germany (Mark)                      $  2,118        $  2,118             -              $  49,361         $  49,361           -
Japan (Yen)                           40,828          40,828             -                 16,550            16,550           -
United Kingdom (Pound)                 1,873           1,873             -                 13,304            13,304           -
France (Franc)                         1,093           1,093             -                  3,140             3,140           -
Italy (Lira)                              51              51             -                  3,064             3,064           -
Switzerland (Franc)                        -               -             -                  2,511             2,511           -
Singapore (Dollar)                       331             331             -                  2,202             2,202           -
New Zealand (Dollar)                     147             147             -                  1,845             1,845           -
Netherlands (Guilder)                    918             918             -                  1,650             1,650           -
Australia (Dollar)                       102             102             -                  1,634             1,634           -
Philippines (Peso)                        78              78             -                  1,297             1,297           -
Hong Kong (Dollar)                     1,807           1,807             -                  1,251             1,251           -
Malaysia (Ringgit)                     6,009           6,009             -                  1,109             1,109           -
Other currencies                       1,791           1,791             -                  4,154             4,154           -
                                -------------     -----------      --------------    -------------    --------------    -----------
                                   $  57,146       $  57,146             -              $ 103,072         $ 103,072           -
                                =============     ===========      ==============    =============    ==============    ===========


      The maturity of contracts outstanding as of September 30, 1997 is as follows:


           Maturity                        Purchases            Sales

             October 1997                 $ 83,305           $ 83,305
             November 1997                   1,177              1,177
             December 1997                  13,590             13,590
             February 1998                   5,000              5,000

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 21, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category. The following table presents the capital ratios for the Bank. The capital ratios for the Company are substantially similar to those of the Bank.


                                                                                                             To Be Well
                                                                            Minimum                       Capitalized Under
                                                                          For Capital                     Prompt Corrective
                                          Actual                       Adequacy Purposes                  Action Provisions
                              -------------------------------    ------------------------------    --------------------------------
                                   Amount            Ratio            Amount           Ratio            Amount            Ratio
                              -----------------    ----------    -----------------    ---------    -----------------    -----------
As of September 30, 1997:
Total Capital
  (to Risk Weighted Assets)       $ 92,883,487        29.89%         $ 24,858,347        8.00%         $ 31,072,934         10.00%
Tier I Capital
  (to Risk Weighted Assets)       $ 92,783,487        29.86%         $ 12,429,173        4.00%         $ 18,643,760          6.00%
Tier I Capital
  (to Average Assets)             $ 92,783,487         7.03%         $ 52,757,393        4.00%         $ 65,946,741          5.00%

As of December 31, 1996:

Total Capital
  (to Risk Weighted Assets)       $ 60,818,485        24.71%         $ 19,691,528        8.00%         $ 24,614,410         10.00%
Tier I Capital
  (to Risk Weighted Assets)       $ 60,718,485        24.67%        $   9,845,764        4.00%         $ 14,768,646          6.00%
Tier I Capital
  (to Average Assets)             $ 60,718,485         9.65%         $ 25,155,710        4.00%         $ 31,444,637          5.00%



      Payment of dividends by the Bank is subject to provisions of the Massachusetts banking laws which provide that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) there are deducted from net profits any losses and bad debts, as defined in such laws, in excess of reserves specifically established therefore.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes which are included elsewhere in this Report. The Company, through its wholly owned subsidiary, Investors Bank & Trust Company, provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 50 mutual fund complexes, investment advisors, banks and insurance companies. Currently, the Company provides financial asset administration services for assets totaling approximately $148 billion, including approximately $9.9 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

         In November 1996, the Bank executed agreements with the Merrimac Master Portfolio and the Merrimac Funds, newly formed master-feeder investment companies (the "Funds"), pursuant to which the Company has agreed to act as investment advisor to the Funds. At the same time, the Company engaged Aeltus Investment Management, Inc. to act as sub-advisor to manage the investments of the Funds. In addition to acting as advisor to the Funds, the Bank has entered into agreements to provide custody, fund accounting, administration, transfer agency and certain other related services to the Funds. Currently, the Funds have two operating master funds, the Merrimac Cash Portfolio and the Merrimac Treasury Portfolio, and three operating feeder funds, the Merrimac Cash Fund, the Merrimac Global Cash Fund and the Merrimac Treasury Fund. The Merrimac feeder funds offer shares only to institutions and other "accredited investors" (as that term is defined in Rule 501(a) under the Securities Act of 1933) and invest all of their assets in the Merrimac master funds. The Funds may add additional feeder funds and master funds in the future.

         On January 31, 1997, the Company completed the issuance and sale of $25,000,000 in 9.77% Capital Securities. The Capital Securities were issued by Investors Capital Trust I, a Delaware statutory business trust sponsored by the Company. The capital raised in the offering, along with existing capital and earnings generated in the future, will be used to support the Company's balance sheet growth. The Capital Securities qualify as Tier 1 capital under the capital guidelines of the Federal Reserve. Under current Federal Reserve guidelines, no more than 25% of the Company's Tier 1 capital may comprise Capital Securities and other capital securities and cumulative preferred stock of the Company.

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and noninterest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes the expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus noninterest income) and net income are meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 40% from $53,728,000 in the first nine months of 1996 to $75,434,000 in the first nine months of 1997.

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

Statement of Operations

Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996

Noninterest Income

         Noninterest income increased $15,215,000 to $56,291,000 for the nine months ended September 30, 1997 from $41,076,000 for the nine months ended September 30, 1996. Noninterest income consists of the following items:

                                          FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                          -------------------------
                                             1996          1997         CHANGE
                                            ------        ------       --------
                                           (DOLLARS IN THOUSANDS)
Asset administration fees                  $40,662       $55,649          37%
Computer service fees                          365           351         (4)
Other operating income                          57           249         337
Gain (Loss) on sale of security
  available for sale                            (8)           42         625
                                           -------       -------
Total Noninterest Income                   $41,076       $56,291          37%
                                           =======       =======


         Asset administration fees increased $14,987,000 to $55,649,000 for the nine months ended September 30, 1997 compared to $40,662,000 for the nine months ended September 30, 1996. The Company earns such fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total assets processed increased to $148 billion at September 30, 1997 from $111 billion at September 30, 1996. Of this $37 billion net increase in assets processed, approximately 23% of the increase reflects assets processed for new clients, and the remainder of the of the increase reflects growth of assets processed for existing clients. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending and foreign exchange.

         Computer service fees consist of amounts charged by the Company for data processing services related to individual accounts. Other operating income consists of dividends received relating to the FHLBB stock investment and miscellaneous transaction-oriented private banking fees. The increase in other operating income was due entirely to the Company's increased investment in FHLBB stock.

Operating Expenses

         Total operating expenses increased by $15,473,000 to $60,280,000 for the nine months ended September 30, 1997 compared to $44,807,000 for the nine months ended September 30, 1996. The components of operating expenses were as follows:

                                                   For the Nine Months Ended
                                                         September 30,
                                                -------------------------------    ----------------
                                                      1996              1997             Change
                                                -------------     -------------    ----------------
                                                    (Dollars in thousands)
Compensation                                       $  23,436         $  31,833             36 %
Pension and other employee benefits                    3,905             4,711             21
Occupancy                                              3,243             3,044            (6)
Equipment                                              3,991             5,043             26
Insurance                                                746               551           (26)
Subcustodian fees                                      2,930             4,310             47
Depreciation and amortization                          1,095             1,416             29
Professional fees                                      1,627             2,371             46
Travel and sales promotion                               699             1,140             63
Other operating expenses                               3,135             5,861             87
                                                -------------     -------------
Total Operating Expenses                           $  44,807         $  60,280             35 %
                                                =============     =============

         Compensation of officers and employees increased by $8,397,000 or 36% from period to period due to several factors. The average number of employees increased 29% to 914 during the nine months ended September 30, 1997 from 711 during the same period in 1996. This increase relates primarily to the increase in new client relationships and to the expansion of existing client relationships during the period. In addition, compensation expense related to the Company's management incentive plan increased because of the increase in earnings in the first nine months of 1997 compared to the first nine months of 1996. The remainder of the increase in compensation expense resulted from salary increases.

         Pension and other employee benefits increased to $4,711,000 for the nine months ended September 30, 1997 from $3,905,000 for the same period in 1996. The 21% increase was due principally to increased payroll taxes attributable to the increase in compensation expense. In addition, the Company recognized costs associated with establishing a defined benefit retirement plan for the Company's Dublin subsidiaries, of which costs approximately $90,000 related to employees' prior years of service.

         Equipment expense consists of operating lease payments for microcomputers and fees charged by Electronic Data Systems for mainframe data processing and data storage services provided to the Company. These expenses vary with the level of assets processed by the Company. The $1,052,000 increase between periods is due principally to the growth in assets processed.

         Insurance expense decreased 26% from $746,000 for the nine months ended September 30, 1996 to $551,000 for the nine months ended September 30, 1997 due to the renegotiation, in May 1996, of the Company's premiums and coverage for errors and omissions liability, directors and officers liability and blanket bond.

         Subcustodian expense increased $1,380,000 to $4,310,000 for the nine months ended September 30, 1997 from $2,930,000 for the nine months ended September 30, 1996. This increase resulted primarily from the increase in foreign assets processed, which are typically subject to higher subcustodian fees than domestic assets processed, from $8.5 billion at September 30, 1996 to $9.9 billion at September 30, 1997, and from the movement by clients into emerging markets with higher cost structures.

         Depreciation and amortization expense increased $321,000 between periods due to purchases of furniture, equipment, and capitalized software in late 1996 and in 1997.

         Professional fees increased $744,000 to $2,371,000 for the nine months ended September 30, 1997 from $1,627,000 for the nine months ended September 30, 1996. This increase results primarily from the Company's increased use of contract programmers to perform systems development work.

         Travel and sales promotion expense increased $441,000 to $1,140,000 for the nine months ended September 30, 1997 from $699,000 for the nine months ended September 30, 1996 due to increased travel to the foreign subsidiaries.

         Other operating expenses include fees for daily market pricing data, telephone and office supplies expense, recruiting costs, and temporary help. These expenses increased $2,726,000 to $5,861,000 for the nine months ended September 30, 1997 from $3,135,000 for the nine months ended September 30, 1996. Fees for daily market pricing data, which vary with the level of assets processed, increased by $159,000 during the period. Other expenses such as telephone and office supplies vary with staffing levels. Expenses relating to these items represented $591,000 of the increase. Recruiting costs and costs of temporary help accounted for $664,000 of the increase; this increase relates to the tight labor market caused by a period of low unemployment in Massachusetts during 1997. Additionally, $325,000 of the increase related to the Company's decision to outsource its mailroom and photocopy facility in February, 1996; expenses related to these services were included in compensation expense prior to that time. Approximately $356,000 of the increase relates to annual maintenance fees on software used to generate automated financial statements for the Company's clients as part of its expanded mutual fund administration services.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the nine months ended September 30, 1997 compared to the same period in 1996.


                                           Change           Change
                                           Due to           Due to
                                           Volume            Rate            Net
                                         ------------     ------------    -----------
                                                   (Dollars in thousands)
Interest-earning assets
Fed funds sold and
   interest-earning deposits                $   -          $     (27)     $     (27)
Investment securities                         26,668            (112)         26,556
Loans                                            527            (207)            320
                                         ------------     ------------    -----------
Total interest-earning assets                 27,195            (346)         26,849
                                         ------------     ------------    -----------
Interest-bearing liabilities

Deposits                                       7,041            1,258          8,299
Borrowings                                    11,893              216         12,109
                                         ------------     ------------    -----------
Total interest-bearing liabilities            18,934            1,474         20,408
                                         ------------     ------------    -----------
Change in net interest income               $  8,261       $  (1,820)       $  6,441
                                         ============     ============    ===========


         Net interest income increased $6,441,000 or 51% to $19,143,000 for the nine months ended September 30, 1997 from $12,702,000 for the same period in 1996. This net increase resulted from an increase in interest income of $26,849,000 offset in part by an increase in interest expense of $20,408,000. The net impact of the above changes was a 96 basis point decrease in net interest margin.

         The increase in interest income resulted primarily from a higher level of interest earning assets. The Company's average assets for the nine months ended September 30, 1997 increased $582,446,000 or 105% compared to the same period in 1996. This growth primarily resulted from an increase in average interest earning assets of $567,322,000.

         Interest expense increased due primarily to a $516,668,000 increase in average deposits and short term borrowings for the nine months ended September 30, 1997 compared to the same period in 1996. Also, to a lesser extent, interest expense increased due to an increase in the average interest rate paid by the Company from 4.81% to 5.09% during the period.


Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1997 and 1996 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.76% in 1996 and 11.32% in 1997. The provision for income taxes for the nine months ended September 30, 1997 increased by $2,022,000 over the same period in 1996. The overall effective tax rate decreased to 36.0% for the nine months ended September 30, 1997, from 38.5% for the same period in 1996. The decrease in the effective tax rate is due to the Company's investment in municipal securities in the first quarter of 1997.


Statement of Operations

Comparison of Operating Results for the Quarters Ended September 30, 1997 and
1996

Noninterest Income

         Noninterest income increased $5,948,000 to $19,982,000 for the quarter ended September 30, 1997 from $14,034,000 for the quarter ended September 30, 1996. Noninterest income consists of the following items:



                                      For the Quarters Ended
                                           September 30,
                                   ------------------------------   -------
                                      1996              1997        Change
                                   ------------     -------------   -------
                                       (Dollars in thousands)
Asset administration fees            $  13,909         $  19,725        42%
Computer service fees                      119               117        (2)
Other operating income                      21               105       400
Gain on sale of security
   available for sale                      (15)               35       333
                                   ------------     -------------
Total Noninterest Income             $  14,034         $  19,982        42%
                                   ============     =============

         Asset administration fees increased $5,816,000 to $19,725,000 for the three months ended September 30, 1997 compared to $13,909,000 for the three months ended September 30, 1996. Total assets processed increased to $148 billion at September 30, 1997 from $111 billion at September 30, 1996. Of this $37 billion net increase in assets processed, approximately 23% of the increase reflects assets processed for new clients, and the remainder of the of the increase reflects growth of assets processed for existing clients. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending and foreign exchange.

Operating Expenses

        Total operating expenses increased by $5,496,000 to $20,873,000 for the quarter ended September 30, 1997 compared to $15,377,000 for the quarter ended September 30, 1996. The components of operating expenses were as follows:

                                                     For the Quarters Ended
                                                         September 30,
                                                ------------------------------    ----------
                                                    1996             1997          Change
                                                -------------     ------------    ----------
                                                     (Dollars in thousands)
Compensation                                        $  8,146        $  11,291        39 %
Pension and other employee benefits                    1,327            1,582        19
Occupancy                                              1,029              835       (19)
Equipment                                              1,355            1,659        22
Insurance                                                158              185        17
Subcustodian fees                                      1,120            1,559        39
Depreciation and amortization                            403              546        35
Professional fees                                        597              616         3
Travel and sales promotion                               206              360        75
Other operating expenses                               1,036            2,240       116
                                                -------------     ------------
Total Operating Expenses                           $  15,377        $  20,873        36 %
                                                =============     ============

         Compensation of officers and employees increased by $3,145,000 or 39% from period to period due to several factors. The average number of employees increased 35% to 994 during the quarter ended September 30, 1997 from 737 during the same period in 1996. This increase relates primarily to the increase in new client relationships and to the expansion of existing client relationships during the period. The remainder of the increase in compensation expense resulted from salary increases.

         Pension and other employee benefits increased to $1,582,000 for the quarter ended September 30, 1997 from $1,327,000 for the same period in 1996. The 19% increase was due principally to increased payroll taxes attributable to the increase in compensation expense.

         Occupancy expense decreased by $194,000 to $835,000 for the quarter ended September 30, 1997 from $1,029,000 during the same period in 1996. The decrease was non-recurring, and related to the Company's office space consolidation in the 1997 period.

         Equipment expense varies with the level of assets processed by the Company. The $304,000 increase between periods is due principally to the growth in assets processed.

         Insurance expense increased $27,000 from $158,000 for the quarter ended September 30, 1996 to $185,000 for the quarter ended September 30, 1997 due to the addition of certain liability coverage during 1997.

         Subcustodian expense increased $439,000 to $1,559,000 for the quarter ended September 30, 1997 from $1,120,000 for the quarter ended September 30, 1996. This increase resulted from the increase in foreign assets processed, which are typically subject to higher subcustodian fees than domestic assets processed, from $8.5 billion at September 30, 1996 to $9.9 billion at September 30, 1997, and from the movement by clients into emerging markets with higher cost structures.

         Depreciation and amortization expense increased $143,000 between periods due to purchases of furniture, equipment, and capitalized software in late 1996 and in 1997.

         Travel and sales promotion expense increased $154,000 to $360,000 for the quarter ended September 30, 1997 from $206,000 for the quarter ended September 30, 1996 due to increased travel to the foreign subsidiaries.

         Other operating expenses increased $1,204,000 to $2,240,000 for the quarter ended September 30, 1997 from $1,036,000 for the quarter ended September 30, 1996. Fees for daily market pricing data, which vary with the level of assets processed, increased by $41,000 during the period. Other expenses such as telephone and office supplies vary with staffing levels. Expenses relating to these items represented $305,000 of the increase. Recruiting costs accounted for $278,000 of the increase; this increase relates to the tight labor market caused by a period of low unemployment in Massachusetts during the third quarter of 1997. Additionally, $112,000 of the increase related to the Company's decision to outsource its mailroom and photocopy facility in February, 1996; expenses related to these services were included in compensation prior to that time. Approximately $119,000 of the increase relates to annual maintenance fees on software used to generate automated financial statements for the Company's clients as part of its expanded mutual fund administration services.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended September 30, 1997 compared to the same period in 1996.

                                           Change           Change
                                           Due to           Due to
                                           Volume            Rate           Net
                                         ------------     ------------   -----------
                                                   (Dollars in thousands)
  Interest-earning assets
  Fed funds sold and
     interest-earning deposits                $   (179)      $     (21)      $   (200)
  Investment securities                          9,147            (168)         8,979
  Loans                                            345            (367)           (22)
                                           ------------     ------------   -----------
  Total interest-earning assets                  9,313            (556)         8,757
                                           ------------     ------------   -----------

  Interest-bearing liabilities
  Deposits                                         964             945          1,909
  Borrowings                                     5,227             222          5,449
                                           ------------     ------------   -----------
  Total interest-bearing liabilities             6,191           1,167          7,358
                                           ------------     ------------   -----------
  Change in net interest income               $  3,122       $  (1,723)      $  1,399
                                           ============     ============   ===========


         Net interest income increased $1,399,000 or 30% to $6,097,000 for the quarter ended September 30, 1997 from $4,698,000 for the same period in 1996. This net increase resulted from an increase in interest income of $8,757,000 offset in part by an increase in interest expense of $7,358,000. The net impact of the above changes was a 90 basis point decrease in net interest margin.

         The increase in interest income resulted primarily from a higher level of interest earning assets. The Company's average assets for the quarter ended September 30, 1997 increased $582,943,000 or 83% compared to the same period in 1996. This growth primarily resulted from an increase in average interest earning assets of $565,140,000.

         Interest expense increased due primarily to a $508,236,000 increase in average deposits and short term borrowings for the quarter ended September 30, 1997 compared to the same period in 1996. Also, to a lesser extent, interest expense increased due to an increase in the average interest rate paid by the Company from 4.90% to 5.36% during the period.

Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1997 and 1996 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.76% in 1996 and 11.32% in 1997. The provision for income taxes for the quarter ended September 30, 1997 increased by $586,000 over the same period in 1996. The overall effective tax rate decreased to 36.0% for the quarter ended September 30, 1997, from 38.4% for the same period in 1996. The decrease in the effective tax rate is due to the Company's investment in municipal securities in the first quarter of 1997.


FINANCIAL CONDITION

Investment Portfolio

The following table summarizes the Company's investment portfolio for the dates indicated:


                                                       December 31,        September 30,
                                                          1996                 1997
                                                  -----------------      ------------------
                                                           (Dollars in thousands)
    Securities held to maturity:
    State and political subdivisions                    $         -            $     35,081
    Mortgage-backed securities                              414,665                 575,332
    Federal Agency securities                                37,517                 131,251
    Foreign government securities                             7,828                   7,784
                                                  -----------------      ------------------
   Total securities held to maturity                    $   460,010            $    749,448
                                                  =================      ==================

   Securities available for sale:
   U.S. Treasury securities                             $    40,259            $     35,146
   Mortgage-backed securities                               230,862                 425,136
                                                  -----------------      ------------------
   Total securities available for sale                  $   271,121            $    460,282
                                                  =================      ==================

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

         The book value and weighted average yield of the Company's securities held to maturity at September 30, 1997, by effective maturity, are reflected in the following table.


                                                                 Weighted
                                                 Book             Average
                                                 Value             Yield
                                             --------------     ------------

Due within one year                             $    -
Due from one to five years                         234,546            6.64%
Due from five years up to ten years                298,174            6.67%
Due after ten years                                216,728            6.28%
                                             --------------
Total securities held to maturity               $  749,448
                                             ==============

The book value and weighted average yield of the Company's securities available for sale at September 30, 1997, by effective maturity, are reflected in the following table.


                                                                 Weighted
                                                 Book             Average
                                                 Value             Yield
                                             --------------     ------------
Due within one year                            $    25,102            6.11%
Due from one to five years                         289,834            6.60%
Due from five years up to ten years                145,346            6.77%
                                             --------------
Total securities available for sale             $  460,282
                                             ==============


The maturities of mortgage backed securities have been allocated on the above tables as described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Loan Portfolio

         The following table summarizes the Company's loan portfolio for the dates indicated:


                                                     December 31,      September 30,
                                                       1996                1997
                                                  ---------------     ----------------
                                                        (Dollars in thousands)
Loans to individuals                                   $  23,449            $  19,919
Loans to not-for-profit organizations                         13                   13
Loans to mutual funds                                     42,875               27,572
                                                  ---------------     ----------------
                                                          66,337               47,504

Less:  allowance for loan losses                            (100)                (100)
                                                  ---------------     ----------------
Net loans                                              $  66,237            $  47,404

Floating rate                                          $  66,324            $  47,491
Fixed rate                                                    13                   13
                                                  ---------------     ----------------
                                                       $  66,337            $  47,504
                                                  ===============     ================

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

         At September 30, 1997, the Company's only lending concentrations which exceeded 10% of total loans were revolving lines of credit to mutual fund clients as discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions. The Company also had a lending relationship at September 30, 1997 with Landon T. Clay, former Chairman of the Board of Eaton Vance and a principal stockholder of the Company, representing two loans aggregating $1,200,000 in principal amount. These loans to Mr. Clay were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions with unrelated third parties. Each of these loans was secured with non-voting common stock of Eaton Vance.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of September 30, 1997, there were no past due loans, troubled debt restructurings, or any loans on nonaccrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of approximately $100,000 at September 30, 1997. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.


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

The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at September 30, 1997:


                                         Within        Over Three       Over Six        Over One
                                          Three          to Six         to Twelve        Year to        Over Five
                                         Months          Months          Months        Five Years        Years          Total
                                     --------------   ------------   -------------   -------------   -------------  --------------
                                                                         (Dollars in thousands)
Interest earning assets (1):
    Investment securities (2)           $  516,963     $  193,280      $  199,026      $  194,231      $  106,230    $  1,209,730
    Loans - fixed rate                                                                         13                              13
    Loans - variable rate                   47,491                                                                         47,491
                                     --------------   ------------   -------------   -------------   -------------  --------------
       Total interest earning
          assets                           564,454        193,280         199,026         194,244         106,230       1,257,234
                                     --------------   ------------   -------------   -------------   -------------  --------------

Interest bearing liabilities:
    Demand deposit accounts                130,293                                                                        130,293
    Savings accounts                       172,179                                                                        172,179
    Time accounts                            2,800                                                                          2,800
    Interest rate contracts               (300,000)        60,000         120,000         120,000                               0
    Short term borrowings                  672,444                                                                        672,444
                                     --------------   ------------   -------------   -------------   -------------  --------------
       Total interest bearing
       liabilities                         677,716         60,000         120,000         120,000               0         977,716
                                     --------------   ------------   -------------   -------------   -------------  --------------


       Net interest sensitivity gap
       during the period               $  (113,262)    $  133,280       $  79,026       $  74,244      $  106,230      $  279,518
                                     ==============   ============   =============   =============   =============  ==============

       Cumulative gap                  $  (113,262)     $  20,018       $  99,044      $  173,288      $  279,518
                                     ==============   ============   =============   =============   =============

Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)                83.29%        102.71%         111.55%         117.72%         128.59%

Interest sensitive assets as a
    percent of total assets
    (cumulative)                            42.37%         56.87%          71.81%          86.39%          94.36%

Net interest sensitivity gap as a
    percent of total assets                (8.50%)         10.00%           5.93%           5.57%           7.97%

Cumulative gap as a percent
    of total assets                        (8.50%)          1.50%           7.43%          13.01%          20.98%


    (1)Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid.

    (2)Mortgage-backed securities are included in the pricing category that corresponds with their effective maturity.

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

         The Company's ability to pay dividends on the Common Stock depends on the receipt of dividends from the Bank. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Bank expects to pay an annual dividend to the Company, which the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.08 per share of the Company's outstanding Common Stock (approximately $515,645 based upon 6,445,562 shares outstanding as of September 30, 1997).

         At September 30, 1997, cash and cash equivalents were 2% of total assets. At September 30, 1997, approximately $25 million or 2% of total interest earning assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements is $116 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements is $1,150 million.

         The Company also has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to be the greater (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. The aggregate amount of borrowing available to the Company under this arrangement at September 30, 1997 was $414 million. An additional investment in FHLBB stock would be required to borrow to the available limit.


CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $2,725,000 and $3,894,000 for the nine months ended September 30, 1996 and 1997, respectively.

         On January 31, 1997, the Company completed the issuance and sale of $25,000,000 in 9.77% Capital Securities. The capital raised in the offering, along with existing capital and earnings generated in the future, will be used to support the Company's balance sheet growth.

         Stockholders' equity at September 30, 1997 was $71,744,000, an increase of $9,885,000 or 16%, from $61,859,000 at December 31, 1996. The ratio of stockholders' equity to assets decreased to 5.38% at September 30, 1997 from 6.41% at December 31, 1996 due to the significant increase in assets.

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

         The following table summarizes the Bank's Tier I and total capital ratios at September 30, 1997:

                                                              September 30,1997
                                                         ----------------------------
                                                             Amount          Ratio
                                                         ---------------    ---------
Tier I capital                                                $  92,783        29.9%
Tier I capital minimum requirement                               12,429         4.0%
                                                         ---------------    ---------
Excess Tier I capital                                         $  80,354        25.9%
                                                         ===============    =========

Total capital                                                 $  92,883        29.9%
Total capital minimum requirement                                24,858         8.0%
                                                         ---------------    ---------
Excess Total capital                                          $  68,025        21.9%
                                                         ===============    =========

Risk adjusted assets, net of intangible assets                 $310,729
                                                         ===============


         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Capital Ratio" as an additional tool to evaluate capital adequacy. The Leverage Capital Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Capital Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Capital Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Capital Ratio requires that the capital of the Company be reduced by most intangible assets. The Bank's Leverage Capital Ratio at September 30, 1997 was 7.03%, which is in excess of regulatory requirements. The capital ratios of the Company are substantially similar to those of the Bank.

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated.


                                              Nine Months Ended September 30, 1996         Nine Months Ended September 30, 1997
                                            -----------------------------------------    ------------------------------------------
                                              Average                      Average         Average                       Average
                                              Balance       Interest     Yield/Cost        Balance        Interest     Yield/Cost
                                            ------------   ------------  ------------    -------------   ------------  ------------
Interest earning assets
    Federal Funds Sold and securities
       purchased under resale agreements     $   23,288         $  968         5.54%          $23,429         $  947         5.39%
    Interest earning deposits                       168              6         4.76%                0              0
    Investment securities                       445,023         21,728         6.51%          994,083         48,284         6.48%
    Loans                                        37,944          1,590         5.59%           56,233          1,910         4.53%
                                            ------------   ------------  ------------    -------------   ------------  ------------
    Total interest earning assets               506,423         24,292         6.40%        1,073,745         51,141         6.35%
                                                           ------------  ------------                    ------------  ------------
    Allowance for loan losses                       (68)                                         (100)
    Noninterest-earning assets                   49,952                                        65,108
                                            ------------                                 -------------
    Total assets                               $556,307                                    $1,138,753
                                            ============                                 =============

Interest bearing liabilities
    Deposits:
       Demand                                  $143,239       $  5,236         4.87%      $   124,824       $  4,835         5.16%
       Time                                         843             32         5.06%            1,424             55         5.15%
       Savings                                   16,992            309         2.42%          245,428          8,986         4.88%
    Short term borrowings                       160,028          6,013         5.01%          466,094         18,122         5.18%
                                            ------------   ------------  ------------    -------------   ------------  ------------
    Total interest bearing liabilities          321,102         11,590         4.81%          837,770         31,998         5.09%
                                                           ------------  ------------                    ------------  ------------

    Noninterest bearing liabilities
       Demand deposits                          129,190                                       144,220
       Noninterest bearing time deposits         45,036                                        55,989
       Other liabilities                          7,996                                        12,443
                                            ------------                                 -------------
    Total liabilities                           503,324                                     1,050,422
    Trust Preferred Stock                             0                                        21,617
    Equity                                       52,983                                        66,714
                                            ------------                                 -------------
    Total liabilities and equity               $556,307                                    $1,138,753
                                            ============                                 =============

    Net interest income                                      $  12,702                                     $  19,143
                                                           ============                                  ============

    Net interest margin  (1)                                                   3.34%                                         2.38%
    Average interest rate spread  (2)                                          1.58%                                         1.26%
    Ratio of interest-earning assets to
       interest-bearing liabilities                                          157.71%                                       128.17%

    (1)Net interest income divided by total interest-earning assets.

    (2)Yield on interest-earning assets less rate paid on interest-bearing liabilities.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibit 11.1:   Statement of Computation of Earnings Per Share:


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                ------------------------------      ------------------------------
                                                    1996             1997               1996             1997
                                                -------------    -------------      -------------    -------------
                                                              (in thousands, except per share data)
Net income                                          $  2,065         $  2,936           $  5,489         $  8,652
Weighted average number of common
     shares outstanding                                6,444            6,445              6,444            6,445

Dilutive effect of common equivalent
     shares of stock options and warrants                 27              194                 24              158
                                                -------------    -------------      -------------    -------------
Weighted average number  of common and
     common equivalent shares outstanding              6,471            6,639              6,468            6,603
                                                =============    =============      =============    =============
Net income per share  (1)                          $    0.32        $    0.44          $    0.85        $    1.31
                                                =============    =============      =============    =============

     (1) Primary and fully diluted income per share are the same for all periods presented.

b. The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INVESTORS FINANCIAL SERVICES CORP.



Date:  November  10, 1997                    By:  /s/ Kevin J. Sheehan
                                                  ------------------------------
                                                  Kevin J. Sheehan
                                                  Chairman, President and Chief
                                                  Executive Officer



                                             By:  /s/ Karen C. Keenan
                                                  ------------------------------
                                                  Karen C. Keenan
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)