Form 10-K
period 1997-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 1998-03-03
CIK 949589

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                For the fiscal year ended December 31, 1997

                                       OR
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM_________ TO__________

                        Commission File Number 0-26996

                              INVESTORS FINANCIAL
                                 SERVICES CORP.
            (Exact name of registrant as specified in its charter)

               Delaware                            04-3279817
    (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization

         200 Clarendon Street
            P.O. Box 9130
         Boston, Massachusetts                       02116
(Address of principal executive offices)           (Zip Code)


       Registrant's telephone number, including area code: (617) 330-6700

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                Series A Junior Preferred Stock Purchase Rights

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                  -----    -----
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common Stock held by non-affiliates of the registrant was $265,287,358 based on the last reported sale price of $44.0625 on The Nasdaq National Market on February 17, 1998 as reported by Nasdaq.

    As of February 17, 1998, there were 6,472,188 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Portions of such Proxy Statement are incorporated by reference in
Part III.

ITEM 1. BUSINESS

GENERAL

    Investors Financial Services Corp. (the "Company"), based in Boston, Massachusetts, provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company-Registered Trademark-. The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for assets that totaled approximately $139 billion at December 31, 1997, including assets managed by 53 mutual fund complexes and insurance companies and approximately $9 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

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

    Prior to the completion of the Spin-Off Transaction, the Company's fiscal year end was October 31, the fiscal year end observed by Eaton Vance. The Company filed an annual report on Form 10-K with the Securities and Exchange Commission for the year ended October 31, 1995. In December 1995, the Company elected to change its fiscal year end from October 31 to December 31 in order to align its fiscal year end with its regulatory, tax and budget reporting period. The Company filed a Transition Report on Form 10-K for the two-month period from November 1, 1995 through December 31, 1995 (the "Transition Period").

OVERVIEW OF THE FINANCIAL SERVICES INDUSTRY

    In the financial services industry, asset managers, whether independent or affiliated with investment management companies, banks or insurance companies, manage and invest financial assets entrusted to them. Asset managers utilize a broad range of pooled investment products such as mutual funds, unit investment trusts, separate accounts and variable annuities to achieve their clients' investment goals. Asset administration companies, such as the Company, perform various services for the asset managers and the pooled products they sponsor, including global custody, multicurrency accounting, transfer agency, portfolio performance measurement, foreign exchange, securities lending, administration and investment advisory services.

    The Company believes that the rapid pace of financial asset creation through the flow of assets into pooled products and other investment products and the related asset administration of those products is the key to revenue growth for asset administration companies. As shown in the chart on the next page, total financial assets managed by mutual fund companies, insurance companies, private pension funds and banks have grown at an average annual rate of over 13% since 1990. Mutual funds, such as those serviced by the Company, make up a large part of the financial assets in pooled investment vehicles. The U.S. mutual fund market has grown at an average annual rate of more than 20% since 1990, with over $4 trillion in assets at September 30, 1997. According to the International Mutual Funds Survey, worldwide fund assets were over $7 trillion in September 1997, an increase of $5 trillion in approximately six years.

TOTAL U.S. FINANCIAL ASSETS                                                        DECEMBER 31,  SEPTEMBER 30,   GROWTH
(IN BILLIONS)                                                                          1990          1997         RATE
---------------------------------------------------------------------------------  ------------  -------------  -----------
Mutual Funds.....................................................................     1,154.6        4,132.2       20.79%
Life Insurance Companies.........................................................     1,367.4        2,510.4        9.42
Private Pension Funds............................................................     1,610.9        3,523.5       12.30
Bank Personal Trusts and Estates.................................................       522.1          999.2       10.09
                                                                                   ------------  -------------
Total............................................................................     4,655.0       11,165.3       13.84%
                                                                                   ------------  -------------
                                                                                   ------------  -------------

Source: Federal Reserve Bank

    The asset administration environment differs by asset management organization and operational philosophy. Most asset managers outsource custody services. In many cases, they use multiple custodians to foster cost reduction through competition. Large asset managers may have the critical mass necessary to justify the cost of in-house facilities to handle accounting, administration and transfer agency services, while smaller asset managers outsource these services as well. The Company believes that asset administration companies such as the Company operate most efficiently when bundling core services such as custody and accounting with value-added services such as securities lending and foreign exchange. The Fund Accounting and Custody Tracking System ("FACTS"), the software system developed and owned by the Company, supports these services with its integrated functionality, so that information input once is entered into various administrative subsystems without manual intervention.

    Providing asset administration services offshore is a growing activity in the financial services industry. While the tax laws requiring funds based outside the U.S. to conduct certain processing from an offshore location were repealed in 1997, offshore locations are still serving as distribution channels for offshore funds. In July 1993, the Company opened a subsidiary in Toronto, Canada to service the offshore mutual fund market. In July 1994, the Company opened an office in Dublin, Ireland to service investment managers distributing to European clients. In February 1996, the Company opened an administration site in the Cayman Islands to service Caribbean-based funds.

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

    Asset managers create different investment structures in an effort to capture the efficiencies of larger pools of assets. One example of this innovation is the master-feeder structure. In the master-feeder structure, one or more investment vehicles (the "feeder funds") with identical investment objectives pool their assets in a common portfolio held by a separate investment vehicle (the "master fund"). This structure permits each of the feeder funds to be sold to a separate target market and through a different distribution channel even if the feeder fund, on a stand alone basis, would not be large enough to support its operating costs. The feeder funds benefit from economies of scale available to the larger pool of funds invested in the master fund. A patented variation of the master-feeder structure, Hub and Spoke-Registered Trademark-, is marketed by Signature Financial Group, Inc. At December 31, 1997, the Company processed over $40 billion of assets in the master-feeder structures, including $37 billion of assets processed in the Hub and Spoke structure.

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

    The financial asset administration service industry continues to experience a consolidation among service providers. The Company believes that its size and its responsiveness to client needs provide the financial services industry with an asset administration alternative to superregional and money center banks and other administration providers. While consolidation within the industry may adversely affect the Company's ability to retain clients that have been acquired, consolidation also creates opportunity for the Company as prospective clients review their relationships with existing service providers. The Company's client management, sales and marketing groups actively monitor these situations as they develop.

COMPANY STRATEGY

    Global custody and multicurrency accounting are the principal asset administration services provided to the Company's clients. The Company's securities lending, foreign exchange, transfer agency, mutual fund administration and investment advisory services are value-added services utilized by clients based on their particular needs. The Company's objective is to provide a broad range of services to all clients, maximize the use of its value-added services and increase the size of its client base. To achieve this objective, the Company has adopted the following strategy:

    - Deliver superior service and expand client relationships. Service quality in asset administration relationships is a key to maintaining existing business and attracting new clients. The Company takes an integrated approach to asset administration rather than the functional approach of some of its competitors. Instead of separate departments managing components of the custody and accounting task (e.g., trade settlement, income collection, corporate actions, general ledger accounting, portfolio accounting and pricing), the Company has integrated these custody and accounting functions and dedicates a single operations team to handle all work for a particular account or fund. In addition, each client is assigned a Client Manager, independent of the operations team, to anticipate the client's needs, to coordinate service delivery, and to provide consulting support. The Company believes that its strong client relationships create continuing opportunities to provide additional services to existing customers.

    - Maintain technological expertise. The asset administration industry requires the technological capability to support a wide range of global security types and complex portfolio structures in both local and base currencies, as well as the telecommunications flexibility to support the diversity of global communications standards. FACTS was developed in the mid-1980s to support the Company's integrated approach to the provision of services to its clients. From a technological standpoint, FACTS is an integrated computerized information system that provides custody, securities movement and control, portfolio accounting, general ledger accounting, pricing, net asset value calculation, and Hub and Spoke or master-feeder processing into a single information system. By consolidating these functions, the Company has eliminated redundancy in data capture and reduced the opportunity for clerical error. The FACTS architecture enables the Company to modify the system quickly, resulting in increased processing quality and efficiency for its clients. The Company believes that this integrated architecture helps to differentiate the Company from its competitors.

        Technological enhancements and upgrades are an ongoing part of asset administration, both to remain competitive and to create information delivery mechanisms that add value to the information available as part of clearing and settling transactions. Over the past few years, the Company developed standardized data extracts and automated interfaces that allow its clients to connect electronically with the Company's host computer and access data collected from clearance and settlement transactions in multiple currencies on a real-time basis. Through these information-sharing tools, the Company is better equipped to expand its custody and accounting services with foreign exchange services and asset and transaction reporting and monitoring services. This electronic linkage also positions the Company to respond quickly to client requests.

        The Company's technology professionals have developed expertise in various advanced technologies, including graphical user interfaces, relational database management systems, distributed processing and imaging technology. The Company intends to continue to utilize these technologies to provide the responsiveness necessary to keep pace with the rapidly changing requirements of the industry and the needs of its clients.

    - Expand offshore processing capabilities. In July 1994, the Company opened an office in Dublin, Ireland to service the growing European client base. Assets processed by the Dublin subsidiary increased from $27 million at December 31, 1996 to over $1.1 billion at December 31, 1997. The technology requirements of the offshore fund accounting operations are facilitated by the architecture of FACTS. FACTS allows microcomputers located at offshore processing centers to use the FACTS software system to perform the components of processing on-site in compliance with local jurisdiction requirements for offshore investment funds, while utilizing the Company's existing U.S.-based mainframe processing, storage and archive capabilities. In contrast, other fund accounting providers typically utilize entirely separate systems for domestic and offshore processing.

SERVICE OFFERINGS

    The Company provides a broad range of asset administration services to the financial services industry, including global custody, multicurrency accounting, securities lending, foreign exchange, mutual fund administration, institutional transfer agency, performance measurement, private banking and investment advisory services. Global custody and multicurrency accounting are the principal asset administration services provided to the Company's clients. Fees charged for these services reflect the highly competitive nature and price-sensitivity of the market for custody and multicurrency accounting services. Securities lending and foreign exchange services provide a more favorable pricing environment for the Company and increased activity by the Company in these areas would not involve a proportionate increase in personnel or other resources. Mutual fund administration and institutional transfer agency services provide additional revenue-generating opportunities, but require a corresponding increase in personnel and processing resources.

    Fees charged vary from client to client based on the volume of assets under custody, the number of securities held and portfolio transactions, income collected, and whether other value-added services such as foreign exchange and performance measurement are needed. Generally, fees are billed to the client monthly in arrears and, upon their approval, charged directly to their account.

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

    GLOBAL CUSTODY. Global custody entails overseeing the safekeeping of domestic and cross border securities for clients and settlement of portfolio transactions. The Company's domestic assets under custody have grown from $22 billion at October 31, 1990 to $126 billion at December 31, 1997. Examples of the safekeeping of cross-border securities for clients include the safekeeping of Hong Kong stocks for a Dutch mutual fund or German bonds held for a U.S. bank-sponsored mutual fund. At December 31, 1997, the Company's foreign assets under custody totaled approximately $9 billion.

    Custody functions are fully integrated with security movement and control, portfolio accounting, general ledger accounting, and pricing and evaluation through FACTS. Custody functions include:

    - Settlement of purchases and sales of securities.
    - Safekeeping of securities and cash.
    - Tracking and collection of income and receivables, such as dividends and distributions.
    - Reconciliation of cash and security positions.
    - Disbursement of expenses.
    - Calculation and reporting of cash availability to asset managers.
    - Reporting and processing of corporate actions, such as stock splits and bond calls.
    - Initiation of settlement inquiries, including reclaims for foreign tax withholding.
    - Periodic reporting of holdings, transactions, income, corporate actions and cash flow.

    The Company entered the foreign custody marketplace in 1988, when the nature of foreign custody began to change dramatically. In the 1970s, foreign custody was a series of manual, labor-intensive exchanges; settlement was a slow process where most securities were re-registered and vaulted in the U.S. and the volume of assets was relatively small. Major developed countries throughout the world have evolved to highly automated environments, and the transition in developing countries is proceeding rapidly.

    Given the evolution of information technology and the industry's acceptance of computer technology as the preferred vehicle to support foreign custody, the Company established a worldwide network of global subcustodians. In countries with centralized clearing houses such as Euroclear, the Company establishes a subcustodian relationship with the clearing house and is able to receive information from the subcustodian in electronic format directly onto FACTS. In nations without automated environments, subcustodians hold physical securities in their own vaults and provide reporting in hard copy format to the Company for input onto FACTS. Today, the Company has custody agreements in 77 countries, typically with regional providers of custody services. Since the Company does not have its own branches in these countries, it is able to operate in the foreign custody arena with minimal fixed costs, while the Company's clients benefit from the ability to use only one custodian, the Company, for their international investment needs.

    MULTICURRENCY ACCOUNTING. Multicurrency accounting entails the daily recordkeeping for each account or investment vehicle, including calculations of net asset value per share, dividend rates per share, and the maintenance of all books, records and financial reports required by the Securities and Exchange Commission and other regulatory agencies. Due to the growth in international investments by asset managers, traditional fund accounting tasks must be reconciled across multiple currencies. The primary approach of the Company is to bundle the sale of fund accounting and custody services in order to work within the natural efficiencies and control mechanisms of its integrated custody/fund accounting system and operational philosophy. Multicurrency accounting functions include:

    - Maintenance of the books and records of a fund in accordance with the Investment Company Act of 1940.
    - Tracking of investment transactions for use in the calculation of tax gains and losses.
    - Calculation and accrual of expenses.
    - Booking of purchases, redemptions and transfers of fund shares as directed by the transfer agent.
    - Calculation of gains and losses by security and currency.
    - Determination of net income.
    - Calculation of daily yield in accordance with Securities and Exchange Commission formula requirements.
    - Preparation of statements of assets and liabilities and statements of operations.
    - Computation of the market value of the account.
    - Calculation of the daily Net Asset Value of the account and reporting of this value to the National Association of Securities Dealers for publication in newspapers.

    In addition to providing the above services to domestic-based accounts and investment vehicles, the Company also provides offshore fund accounting. The Company views the offshore market as a significant business opportunity and will continue to invest in expansion to support client demand. The Company's Toronto operations, conducted by the Company's wholly-owned Canadian subsidiary, currently provide offshore services to 47 portfolios. As of December 31, 1997, the Canadian subsidiary processed over $16 billion in assets requiring the calculation of 105 daily net asset values. The Company's Dublin operations provide offshore services to 36 portfolios. As of December 31, 1997, the Dublin subsidiary processed over $1.1 billion in assets requiring the calculation of 25 daily net asset values and 11 weekly net asset values. In February 1996, the Company opened an administration site in the Cayman Islands for Caribbean-based funds.

    The technology requirements of the offshore fund accounting operations are facilitated by the architecture of FACTS. FACTS allows microcomputers located at offshore processing centers to use the FACTS software system to perform the components of account processing on-site in compliance with local jurisdiction requirements for off-shore investment funds, while utilizing the Company's mainframe processing, storage and archive capabilities. In contrast, other fund accounting providers typically utilize entirely separate systems for domestic and offshore processing.

    MUTUAL FUND ADMINISTRATION. The Company provides mutual fund administration services, including management reporting, regulatory reporting, and tax and accounting reporting. Management reporting consists of information and reporting which is of primary interest to the fund's asset managers and its board of trustees and includes:

    - Preparation of detailed quarterly financial information for presentation to fund management and its board of trustees.
    - Monitoring the reporting of net asset value, settlement of trades, and processing of stockholder transactions.
    - Monitoring compliance with investment portfolio restrictions.
    - Calculation of fund dividends to be declared in accordance with management guidelines.
    - Preparation and monitoring of a fund's expense budget.

    Regulatory reporting is the reporting and accumulation of information required of the fund by the Securities and Exchange Commission and state securities regulators and includes:

    - Coordination of preparation and filing of Securities and Exchange Commission reports.
    - Maintenance of effective "blue sky" registrations in jurisdictions selected for fund sales.
    - Coordination of the preparation and printing of stockholder reports.
    - Preparation of prospectus update and proxy material.
    - Coordination of on-going "blue sky" compliance.

    Tax and accounting reporting is required either by the fund's auditors or by Internal Revenue Service rules and regulations and includes:

    - Performing portfolio compliance testing to establish qualification as a regulated investment company.
    - Preparation of income and excise tax returns.
    - Preparation of audit package for use by independent public accountants.
    - Coordination of review of income, capital gains, and distribution information.

    The Company also provides mutual fund start-up services in addition to ongoing services. The Company has worked with a number of investment advisors to assist them in the development of new mutual funds and other pooled investment vehicles. Its services typically include assistance with product definition, service provider selection, and fund structuring and registration. The Company's Administration Group is staffed by 81 accounting and legal professionals who have prior experience in either mutual fund complexes or mutual fund servicing organizations.

    INVESTMENT ADVISORY. The Bank acts as investment advisor to the Merrimac Master Portfolio and the Merrimac Funds, master-feeder investment companies (the "Funds"). Currently, the Funds have two operating master funds, the Merrimac Cash Portfolio and the Merrimac Treasury Portfolio, and three operating feeder funds, the Merrimac Cash Fund, the Merrimac Global Cash Fund, and the Merrimac Treasury Fund, with assets totaling over $1.4 billion at December 31, 1997. The Company has engaged The Bank of New York to act as sub-advisor to manage the investments of the Merrimac Cash Portfolio and has engaged Aeltus Investment Management, Inc. to act as sub-advisor to manage the investments of the Merrimac Treasury Portfolio. In addition to acting as advisor to the Funds, the Bank has entered into agreements to provide custody, fund accounting, administration, transfer agency and certain other related services to the Funds. The Merrimac feeder funds offer shares only to institutions and other "accredited investors" (as that term is defined in Rule 501(a) under the Securities Act of 1933) and invest all of their assets in the Merrimac master funds. The Funds may add additional feeder funds and/or master funds in the future.

    FOREIGN EXCHANGE. The Company offers foreign exchange services to facilitate settlement of international securities transactions for U.S. dollar denominated mutual funds and other accounts and to convert income payments denominated in a non-U.S. currency to U.S. dollars. By using the Company rather than a third party foreign exchange bank to perform these functions, clients reduce the amount of time spent coordinating currency delivery and monitoring delivery failures and claims. The Company, as principal, enters into a foreign exchange contract with a client and simultaneously enters into a matched trade with another financial institution. The current volume of trades processed by the Company is approximately 34,000 trades per year, which vary in size. The Company initiates foreign exchange transactions only in response to a client's request and engages in no foreign exchange trading transactions for its own account. Foreign exchange fee revenue totaled $1,044,000, $237,000, $2,106,000, and $4,427,000 for the year ended October 31, 1995, for the Transition Period, and for the years ended December 31, 1996 and 1997, respectively.

    SECURITIES LENDING. Securities lending involves the lending of clients' securities to brokers and other institutions for a fee, which improves a client's return on the underlying securities. The Company acts as agent for its clients for both international and domestic securities lending services. Currently, lending services are provided to seven clients, and the current loan portfolio aggregates approximately $1.8 billion. The Company retains as compensation a portion of the lending fee due to the client as owner of the borrowed asset. Securities lending fee revenue totaled $1,142,000, $157,000, $1,947,000, and $2,865,000 for the year ended October 31, 1995, for the Transition Period, and for the years ended December 31, 1996 and 1997, respectively.

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

    INSTITUTIONAL TRANSFER AGENCY. Transfer agency encompasses mutual fund shareholder recordkeeping and communications. Services include tracking capital shares, fulfilling purchase, transfer, and redemption requests, and sending account statements, tax reporting information and distributions to shareholders. The Company provides mutual fund shareholder servicing and recordkeeping for clients representing approximately 24,000 shareholder accounts. These services are generally provided only to institutional clients with smaller numbers of outstanding shareholders or omnibus positions of retail shareholders.

    PERFORMANCE MEASUREMENT. Performance measurement services involve the creation of systems and databases that enable asset managers to construct, manage, and analyze their portfolios. Services include portfolio profile analysis, portfolio return analysis, and customized benchmark construction. Performance measurement uses data already captured by FACTS to calculate statistics and report them to asset managers. The Company provides this service for an aggregate of over $23 billion in assets managed by 46 investment advisors.

    PRIVATE BANKING SERVICES. The Company offers private banking services to individuals, family groups, trusts, endowments and foundations, and retirement plans. The Company develops this client base by forming relationships with investment advisors and working with the advisors to service mutual clients. The Company services individually managed trust and custody accounts that numbered approximately 5,900 at December 31, 1997. The Company does not conduct consumer banking operations.

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

    At December 31, 1997, the Company had gross loans outstanding to individuals and non-profit institutions of approximately $56 million, which represented 4% of the Company's total assets. The interest rates charged on the Bank's loans are indexed to either the prime rate or the rate paid on 90-day Treasury bills. The Company has never had a loan loss, and has no delinquent loans. Other than a loan made to a non-profit association for purposes of the Community Reinvestment Act, all loans are secured by marketable securities and are due on demand.

    COMMERCIAL BANKING SERVICES. As a result of the Spin-Off Transaction, the Company is now able to offer commercial banking services. The Company offers credit lines to its clients for the purpose of leveraging portfolios and covering overnight cash shortfalls. Since the Spin-Off Transaction, the Company has entered into agreements to provide up to an aggregate of $40 million under secured lines of credit to mutual fund clients. Additionally, the Company's clients, which consist mainly of managers of mutual funds, unit investment trusts and other pooled asset products, typically generate large cash balances from securities sales and other transactions which they wish to invest on a short-term basis. Because the Company was subject to a 7% annual asset growth cap under CEBA, it was not able to accept those deposits and directed those deposits to other financial institutions. The Company directed an average of approximately $1.2 billion of such deposits daily to other financial institutions in fiscal year 1995. Since the completion of the Spin-Off Transaction and the Offering, the Company has redirected an average of approximately $854 million daily of these balances into its own deposit products and may now offer these deposit services directly to existing and potential clients.

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

    New client contacts are generated by a variety of methods, including client referrals, personal sales calls, direct mailing to targeted clients, attendance at trade shows and seminars, and advertising in trade publications.

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

SIGNIFICANT CLIENTS

    The Company presently provides services to approximately 53 mutual fund complexes and insurance companies. The Company's largest current client, Eaton Vance, accounted for 14%, 11%, 10% and 10% of the Company's net operating revenues for the year ended October 31, 1995, for the Transition Period, and for the years ended December 31, 1996 and 1997, respectively. A former client of the Company, Merrill Lynch, accounted for 5% of the Company's net operating revenues for the year end October 31, 1995. Merrill Lynch paid the Company to assign the Company's servicing rights to The Bank of New York effective March 1, 1995, and therefore accounted for no net operating revenue in the Transition Period or in the years ended December 31, 1996 and 1997. The percentages of consolidated revenues attributable to Eaton Vance and Merrill Lynch for the periods referenced above were substantially the same as the percentages of net operating revenues described above. Eaton Vance accounted for 10% of the Company's consolidated revenues for the Transition Period. No single client represented more than 10% of the Company's consolidated revenues for the years ended December 31, 1996 and 1997. No other single client of the Company represented more than 10% of net operating revenues or consolidated revenues for the periods discussed above. Eaton Vance has been a client of the Company since 1975. The Company's agreements with mutual funds managed by Eaton Vance, pursuant to which the Company provides custody and fund accounting services, extend through August 2000 and continue thereafter until terminated by either party upon sixty days prior notice. If a majority of non-interested trustees of a fund determines that the performance of the Company under any such agreement has been unsatisfactory or adverse to the interests of the fund's shareholders, or that the terms of the agreement are no longer consistent with publicly available industry standards, the Company has 60 days after receipt of written notice to such effect to (i) correct its performance or (ii) renegotiate such terms. If the corrective action or renegotiation is not satisfactory to the trustees, the agreement may be terminated on sixty days prior notice. The Company has long-term contracts with 11 other clients with terms ranging from three to five years. Total assets processed under long-term contracts at December 31, 1997 were over $42 billion. All other client engagements are, and in the future may be, terminable upon 60 days notice.

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

    FACTS utilizes microcomputers networked to servers networked to a mainframe computer system. The microcomputers can be located in any location with the requisite telecommunications network for the automated interface to the mainframe, enabling the Company to provide geographically dispersed processing services effectively and efficiently. This configuration also provides redundant processing capability; if the mainframe fails, FACTS is able to process independently on the microcomputers.

    FACTS emphasizes efficiency and accuracy because it integrates custody, securities movement and control, portfolio accounting, general ledger accounting, pricing, net asset value calculation, and master/ feeder processing into a single system. The traditional industry approach is to have separate applications for each of these functions and to interconnect the component applications with manual intervention at various points in the process.

    The integrated and automated nature of FACTS is best reflected in following a transaction through the system. For example, a purchase of a security is entered on a client trading system and the transaction information is electronically transmitted to FACTS. The receipt of the trade information by FACTS will trigger the following activities with no manual intervention by the Company:

    - Creation of a Securities Movement and Control transaction to track and control the trade for the entire settlement cycle (e.g., confirmation, affirmation, settlement).
    - Updating of the portfolio position for the security being purchased.
    - Immediate updating of all required general ledger accounts.

    - Creation of a pricing record to enable pricing of the security and inclusion in the total market value and net asset value determination.
    - Affirmation and settlement of the trade upon notification from the counterparty with associated transaction and general ledger updates occurring simultaneously.
    - Accounting for all income for the holding period of the security.

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

    The integrated nature of the FACTS architecture allows the Company to affect modifications and enhancements quickly, resulting in increased processing quality and efficiency for the Company's clients. This integrated architecture helps differentiate the Company from its competitors. System enhancements and upgrades are an ongoing part of asset administration, both to keep ahead of the competition and to create information delivery mechanisms that add value to the information available as part of clearing and settling transactions. Over the past few years, the Company has developed standardized data extracts and automated interfaces that allow its clients to connect electronically with the Company's host computer and access data collected from clearance and settlement transactions in multiple currencies on a real-time basis. This electronic linkage also positions the Company to respond quickly to client requests.

    A substantial portion of the Company's electronic transaction processing services depends upon mainframe computer hardware, owned and operated by Electronic Data Systems ("EDS"), contained in the EDS Information Processing Center ("IPC") in Plano, Texas. Processing and networking functions and equipment are located at the IPC, and in the Boston, Camp Hill, and Detroit metropolitan areas. By outsourcing data processing, the Company can focus its resources on its core line of business and minimize its capital investment in computer equipment. EDS is able to offer the Company up to date computer products and services to which it would not otherwise have access, while removing the risk of product obsolescence. Due to its diverse customer base, EDS can invest in the latest computer technology and spread the costs over multiple users. In addition, the defined pricing provided by EDS for products and services allows the Company to match its data processing cost with the related revenue stream. The use of EDS as a hardware provider allows the Company to dedicate its efforts to the ongoing enhancement of its software systems while receiving the benefit of the continuing investment by EDS in its computer hardware.

    EDS provides mainframe disaster recovery services. EDS maintains additional processing equipment at the Plano IPC and at a designated alternate IPC which may be used in the event of equipment failure. The Plano facility is also supported by an uninterruptable power supply and diesel generators which can supply power to continue operations for an extended period of time. Critical software and data files are backed-up daily and stored off-site. Disaster recovery plans are tested through simulations conducted by the Company twice a year. Notwithstanding these precautions, there can be no assurance that a fire or other natural disaster affecting the data center would not disable the host computer system.

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

COMPETITION

    The market for asset administration services is highly competitive. The Company's most significant competitors are State Street Bank & Trust Company, The Bank of New York, Chase Manhattan Corp., Brown Brothers Harriman & Co., and PNC Bank. These competitors possess substantially greater financial, sales and marketing resources than the Company and process a greater amount of financial assets than the Company. In addition, the Company also encounters competition in the sale of fund accounting services from large in-house accounting departments of mutual fund complexes, insurance companies and banks offering proprietary mutual funds. Competitive factors include technological advancement and flexibility, breadth of services provided and quality of service. The Company believes that it competes favorably in these categories.

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

EMPLOYEES AND TRAINING

    As of December 31, 1997, the Company had 1,009 full-time employees, including six in senior management, 18 in marketing and client management, 837 in operations and 148 in general and administration. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are good.

    The Company has developed a five-week professional development program for entry level staff. Successful completion of the program is required of most newly hired employees. Topics covered during the program include an overview of the financial services industry and pooled asset vehicles, principles of mutual fund accounting and custody, instruction in control procedures, manual performance of fund accounting tasks and intensive training on FACTS. This training program is supplemented by ongoing education on the industry and client base.

    The Company's business is labor-intensive, and its success depends to a significant extent upon a number of key management employees and skilled technical, managerial and marketing personnel, few of which are bound by employment agreements. From October 31, 1990 to December 31, 1997, the Company's staff increased from 463 to 1,009 employees.

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

    BHCA--ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the FRB. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% or more of the voting shares of a bank to acquire additional shares of such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally authorizes bank holding companies to acquire banks located in any state. In addition, the Interstate Act generally authorizes national and state chartered banks to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to "opt out" of this latter interstate branching authority by taking action prior to the commencement date. States may also "opt in" early (i.e., prior to June 1, 1997) to the interstate merger provisions.

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

    COMMITMENTS TO AFFILIATED INSTITUTIONS. Under FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy and is expected to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting the Bank. The legality and precise scope of this policy is unclear, however, in light of federal judicial precedent. Additionally, the Federal Deposit Insurance Act (the "FDIA") requires the holding company parent of an undercapitalized bank to guarantee, up to certain limits, the bank's compliance with a capital restoration plan approved by the bank's primary federal supervisory agency. Because Investors Financial Services Corp., as a holding company for the Bank, has no assets other than its ownership interest in the Bank, its ability to serve as a source of strength to the Bank through the contribution of capital is, presently, limited to contributing proceeds from the sale of securities such as the Capital Securities discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

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

    In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Because the Bank, and consequently, the Company, anticipates significant future growth, the Company will be required to maintain Leverage Ratios of at least 4.0% to 5.0% or more. Management currently intends to maintain Leverage Ratios of 6.0%.

    The Company currently is in compliance with both the Risk Based Capital Ratio and the Leverage Ratio requirements. At December 31, 1997, the Company had a Tier I Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to 29.00% and 29.03%, respectively and a Leverage Ratio equal to 6.39%.

    LIMITATIONS ON ACQUISITIONS OF COMMON STOCK. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control.

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

    FDIC INSURANCE PREMIUMS. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are assigned to one of three capital groups--"well capitalized," "adequately capitalized" and "undercapitalized"--which are defined in substantially the same manner as under the regulations establishing the prompt corrective action system pursuant to Section 38 of the FDIA, as discussed below. These three capital groups are then each divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with corresponding assessment rates ranging from .04% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. There is a statutory minimum assessment of $1,000 per semi-annual period. The Bank is currently subject to the statutory minimum assessment.

    CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above.

    The FDIC's capital regulation establishes a minimum 3.0% Leverage Ratio requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Leverage Ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. A bank having less than the minimum Leverage Ratio shall, within 45 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order from the FDIC. The FDIC's amended regulation also provides that any insured depository institution with a Leverage Ratio less than 2.0% is deemed to be operating in an unsafe or unsound manner pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. Such an institution, however, will not be subject to an enforcement proceeding thereunder, solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Leverage Ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

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

    At December 31, 1997, the Bank was in compliance with all minimum Federal regulatory capital requirements which are generally applicable to FDIC insured banks. As of such date, the Bank had a Tier I Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to 28.54% and 28.57%, respectively, and a Leverage Ratio equal to 6.31%.

    PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has Total Risk Based Capital Ratio of 10.0% or more, has a Tier I Risk Based Capital Ratio of 6.0% or more, has a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total Risk Based Capital Ratio of 8.0% or more, a Tier I Risk Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier I Risk Based Capital Ratio that is 4.0% or greater or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier I Risk Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category, except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized.

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

    At December 31, 1997, the Bank was deemed to be a well capitalized institution for the above purposes. Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. Because the Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules, it therefore cannot predict what effect such higher requirements may have on the Company and the Bank.

    BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations,
(i) a well capitalized institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized institution may not (x) accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited and (iii) an undercapitalized institution may not (x) accept, renew or roll over any brokered deposits or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. Currently, the Bank is deemed to be a well capitalized insured depository institution for purposes of the restriction on the use of brokered deposits by such institutions. The bank historically has not relied upon brokered deposits as a source of funding and, at December 31, 1997, the Bank did not have any brokered deposits.

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

    COMMUNITY REINVESTMENT ACT. The Federal Community Reinvestment Act ("CRA") requires the FDIC and the Commissioner to evaluate the Bank's performance in helping to meet the credit needs of the community. The Bank has been designated as a "wholesale institution" for CRA purposes by the Commissioner and the FDIC. This designation reflects the nature of the Company's business as other than a retail financial institution and proscribes CRA review criteria applicable to the Bank's particular type of business. As a part of the CRA program, the Bank is subject to periodic examinations by the FDIC and the Commissioner, and maintains comprehensive records of its CRA activities for this purpose. Management believes the Bank is currently in compliance with all CRA requirements. The Bank has pending an application with the FDIC to become designated a "special purpose" institution, which designation would exempt the Bank from CRA review by the FDIC. The Bank would still be subject to review by the Commissioner.

    MASSACHUSETTS LAW--DIVIDENDS. Under Massachusetts law trust companies such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. If, prior to declaration of a dividend, the Bank's capital stock and surplus accounts do not equal at least 10.0% of its deposit liabilities, then prior to the payment of the dividend the Bank must transfer from net profits to its surplus account the amount required to make its surplus account equal to either (i) together with capital stock, 10.0% of deposit liabilities or, (ii) subject to certain adjustments, 100% of capital stock. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

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

    TRANSFER AGENCY. In order to serve as transfer agent to its clients that execute transactions in publicly traded securities, the Company must register as a transfer agent under the Exchange Act. As a registered transfer agent, the Company is subject to certain reporting and recordkeeping requirements. Currently, management believes the Company is in compliance with these registration, reporting and recordkeeping requirements.

    REGULATION OF INVESTMENT COMPANIES. Certain of the Company's mutual fund and unit investment trust clients are regulated as "investment companies" as that term is defined under the Investment Company Act of 1940, as amended (the "ICA"), and are subject to examination and reporting requirements applicable to the services provided by the Company.

    The provisions of the ICA and the regulations promulgated thereunder prescribe the type of institution which may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. Because the Company serves as custodian for a number of its investment company clients, these regulations require, among other things, that the Company maintain certain minimum aggregate capital, surplus, and undivided profits. Additionally, arrangements between the Company and clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. Future legislative and regulatory changes in the existing laws and regulations governing custody of investment company assets, particularly with respect to custodian qualifications, may have a material and adverse impact on the Company. Currently, management believes the Company is in compliance with all minimum capital and securities depository requirements. Further, the Company is not aware of any proposed or pending regulatory developments, which, if approved, would adversely affect the ability of the Company to act as custodian to an investment company.

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

ITEM 2. PROPERTIES.

    As of December 31, 1997, the Company leased three offices located in Boston, as well as foreign offices in Toronto, Canada and Dublin, Ireland for its offshore funds processing business.

    The following table provides certain summary information with respect to the principal properties that the Company leases:

                                                                                     EXPIRATION
LOCATION                                       FUNCTION                SQ. FT.          DATE
---------------------------------  ---------------------------------  ---------  ------------------
200 Clarendon St., Boston, MA      Principal Executive Offices and      233,992  2007
                                   Operations Center
1 Exeter Plaza, Boston, MA         Training Center                       11,375  2001
24 Federal Street, Boston, MA      Operations Center                      3,658  Tenant at will
1 First Canadian Place, Toronto    Offshore Processing Center            13,674  2001
Earlsfort Terrace, Dublin          Offshore Processing Center             3,400  2000

    In January 1997, the Company entered into an agreement to lease 4,116 square feet at the 1 First Canadian Place location for a four-year term to commence in 1998 in order to expand its Toronto operations. In August 1997, the Company entered into an agreement to lease 3,735 square feet at the Earlsfort Terrace location for a two-year term to commence in 1998 in order to expand its Dublin operations. See Note 15 of the Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of any claim cannot be predicted with certainty, management does not expect these matters, individually or in the aggregate, to have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    The Company's Common Stock is currently included in The Nasdaq National Market under the symbol IFIN. The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock as reported by NASDAQ. The quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

1996                                    HIGH BID    LOW BID
--------------------------------------  ---------  ---------
First Quarter.........................  $  23.125  $  20.500
Second Quarter........................  $  23.500  $  21.000
Third Quarter.........................  $  26.000  $  20.875
Fourth Quarter........................  $  28.000  $  25.750

1997                                    HIGH BID    LOW BID
--------------------------------------  ---------  ---------
First Quarter.........................  $  35.125  $  27.500
Second Quarter........................  $  50.000  $  30.750
Third Quarter.........................  $  48.250  $  41.250
Fourth Quarter........................  $  51.250  $  41.250

    As of February 17, 1998, there were approximately 1,101 stockholders of record.

DIVIDENDS

    The Company currently intends to retain the majority of future earnings to fund the development and growth of its business. The Company's ability to pay dividends on the Common Stock depends on the receipt of dividends from Investors Bank & Trust Company. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements which the Company entered into in connection with the sale of the 9.77% Capital Securities. See "Management Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources." Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. See "Business--Regulation and Supervision." Subject to regulatory requirements, Investors Bank & Trust Company expects to pay an annual dividend to the Company, which the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.12 per share of outstanding Common Stock (approximately $776,438 based upon 6,470,313 shares outstanding as of December 31, 1997). The Company expects to declare and pay such dividend ratably on a quarterly basis.

ITEM 6. SELECTED FINANCIAL DATA.

    Except as discussed below, the selected financial data presented below have been derived from the Company's audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Report.

                                                                           FOR THE TWO
                                                                           MONTHS ENDED            FOR THE YEAR
                              FOR THE YEAR ENDED OCTOBER 31,               DECEMBER 31,         ENDED DECEMBER 31,
                              ------------------------------------------------------------------------------------------
                                  1993           1994          1995(1)         1995            1996            1997
                              -------------  -------------  -------------  -------------  --------------  --------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
Net interest income.........  $       4,494  $       4,778  $       5,870   $     1,966   $       17,944  $       26,173
Noninterest income..........         32,967         43,049         51,562         8,085           56,634          76,702
Gain/(loss) on sale of
  investment securities.....             48             --             --            --               (2)            114
                              -------------  -------------  -------------  -------------  --------------  --------------
Net operating revenues......         37,509         47,827         57,432        10,051           74,576         102,989
Operating expenses..........         33,939         42,503         50,224         8,481           61,935          82,649
                              -------------  -------------  -------------  -------------  --------------  --------------
Income before income
  taxes.....................          3,570          5,324          7,208         1,570           12,641          20,340
Income taxes................          1,211          1,863          2,800           670            4,867           7,323
Minority interest expense...             --             --             --            --               --           1,437
                              -------------  -------------  -------------  -------------  --------------  --------------
Net income..................  $       2,359  $       3,461  $       4,408   $       900   $        7,774  $       11,580
                              -------------  -------------  -------------  -------------  --------------  --------------
                              -------------  -------------  -------------  -------------  --------------  --------------
Per Share Data:
Basic earnings per share....                                                $      0.14   $         1.21  $         1.80
                                                                           -------------  --------------  --------------
                                                                           -------------  --------------  --------------
Diluted earnings per
  share.....................                                                $      0.14   $         1.20  $         1.75
                                                                           -------------  --------------  --------------
                                                                           -------------  --------------  --------------
Average Balance Sheet Data:
Interest earning assets.....  $      87,965  $      94,351  $     106,130   $   219,775   $      575,662  $    1,167,361
Total assets................        109,477        116,810        128,174       249,064          628,893       1,236,519
Total deposits..............         99,523        102,664        106,446       197,013          377,219         594,768
Common stockholders'
  equity....................          9,022         11,779         16,119        34,000           56,137          68,370
Selected Financial Ratios:
Return on equity (2)........          26.15%         29.38%         27.35%        15.11%           13.85%          16.94%
Return on assets (2)........           2.15%          2.96%          3.44%         2.12%            1.24%           0.94%
Common equity as % of total
  assets....................           8.24%         10.08%         12.58%        16.57%            6.41%           5.13%
Dividend payout ratio (3)...           2.54%          1.73%          1.36%         0.00%            2.49%           4.45%
Tier 1 capital ratio (4)....          37.08%         42.53%         37.62%        62.10%           24.67%          29.00%
Noninterest income as % of
  net operating income......          87.89%         90.01%         89.78%        80.44%           75.94%          74.48%
Nonperforming assets as % of
  total assets..............           0.00%          0.00%          0.00%         0.00%            0.00%           0.00%
Allowance for loan losses as
  % of total loans..........           0.34%          0.26%          0.26%         0.15%            0.15%           0.18%
Other Statistical Data:
Assets processed at end of
  period (5)................  $  61,239,242  $  72,418,449  $  91,099,976   $94,208,228   $  122,563,401  $  139,418,241
Employees at end of
  period....................            522            678            671           674              792           1,009

------------------------

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

(3) The Company intends to retain the majority of future earnings to fund development and growth of its business but the Company currently expects to pay cash dividends at an annualized rate of $.12 per share, subject to receipt of a like dividend from the Bank and further subject to regulatory requirements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiary, Investors Bank & Trust Company, provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 53 mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for assets that totaled approximately $139 billion at December 31, 1997, including approximately $9 billion of assets based outside the United States. The Company also engages in private banking transactions, including secured lending and deposit accounts.

    The Bank acts as investment advisor to the Merrimac Master Portfolio and the Merrimac Funds, master-feeder investment companies (the "Funds"). Currently, the Funds have two operating master funds, the Merrimac Cash Portfolio and the Merrimac Treasury Portfolio, and three operating feeder funds, the Merrimac Cash Fund, the Merrimac Global Cash Fund, and the Merrimac Treasury Fund, with assets totaling over $1.4 billion at December 31, 1997. The Company has engaged The Bank of New York to act as sub-advisor to manage the investments of the Merrimac Cash Portfolio and has engaged Aeltus Investment Management, Inc. to act as sub-advisor to manage the investments of the Merrimac Treasury Portfolio. In addition to acting as advisor to the Funds, the Bank has entered into agreements to provide custody, fund accounting, administration, transfer agency and certain other related services to the Funds. The Merrimac feeder funds offer shares only to institutions and other "accredited investors" (as that term is defined in Rule 501(a) under the Securities Act of 1933) and invest all of their assets in the Merrimac master funds. The Funds may add additional feeder funds and/or master funds in the future.

    On January 31, 1997, the Company completed the issuance and sale of $25,000,000 in 9.77% Capital Securities. The Capital Securities were issued by Investors Capital Trust l, a Delaware statutory business trust sponsored by the Company. The capital raised in the offering, along with existing capital and earnings generated in the future, will be used to support the Company's balance sheet growth. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. Under current Federal Reserve guidelines, no more than 25% of the Company's Tier 1 capital may comprise Capital Securities and other capital securities and cumulative preferred stock of the Company. In September 1997 the Company completed an exchange offer pursuant to which all outstanding capital securities were exchanged for substantially identical capital securities registered under the Securities Act of 1933.

    The Company's current largest client, Eaton Vance, accounted for 14%, 11%, 10%, and 10% of the Company's net operating revenues for the year ended October 31, 1995, for the Transition Period, and for the years ended December 31, 1996 and 1997, respectively. The Company believes its relationship with Eaton Vance is good and expects it to continue. The Company's agreements with mutual funds managed by Eaton Vance, pursuant to which the Company provides custody and fund accounting services, extend through August 2000 and continue thereafter until terminated by either party upon sixty days prior notice. If a majority of noninterested trustees of a fund determines that the performance of the Company under any such agreement has been unsatisfactory or adverse to the interests of the fund's shareholders, or that the terms of the agreement are no longer consistent with publicly available industry standards, the Company shall have 60 days after receipt of written notice to such effect to (i) correct its performance or (ii) renegotiate such terms. If such corrective action or renegotiation is not satisfactory to such trustees, such agreement may be terminated on sixty days prior notice. There have been no requests for corrective action or renegotiation to date pursuant to these contract clauses.

    The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and noninterest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes the expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 38% from $74,576,000 for the year ended December 31, 1996 to $102,989,000 for the year ended December 31, 1997.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward looking statements in this 10-K include certain statements regarding capital ratios and liquidity. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

    The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. In addition the Year 2000 Issue discussed below may affect the Company's operations. The segment of the financial services industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

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

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    In late 1997 the Company, with the assistance of an outside consultant, completed a detailed assessment of the Company's Year 2000 compliance status. As part of the assessment process, the Company also developed project plans for application renovation and testing. Based on this assessment, the Company determined that it will be required to modify or upgrade portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to, or upgrades of, existing software, the Year 2000 Issue can be mitigated. However, if such modifications and upgrades are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

    The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

    The Company will utilize both internal and external resources to modify or upgrade existing software and to test such software for Year 2000 compliance. The Company plans to complete the Year 2000 project, including all testing, by December 31, 1998. The total remaining cost of the Year 2000 project is estimated at $1,600,000, which will be expensed as incurred over the next twelve months, and is being funded through operating cash flows. These amounts are not expected to have a material effect on the Company's results of operations. To date, the Company has incurred and expensed approximately $165,000 related to the assessment of, and preliminary remediation efforts in connection with, its Year 2000 project and the development of a remediation plan.

    The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the compatibility of third-party interfaces and similar uncertainties.

STATEMENT OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND
1996

NONINTEREST INCOME

    Noninterest income increased $20,184,000 to $76,816,000 for the year ended December 31, 1997 from $56,632,000 for the year ended December 31, 1996. Noninterest income consists of the following items:

                                                      FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                -----------------------------------
                                                  1996       1997        CHANGE
                                                ---------  ---------  -------------
                                                    (DOLLARS IN
                                                     THOUSANDS)
Asset administration fees.....................  $  56,076  $  75,873           35%
Computer service fees.........................        482        468           (3)
Other operating income........................         76        361          375
Net gain/(loss) on sale of securities.........         (2)       114         --
                                                ---------  ---------
Total Noninterest Income......................  $  56,632  $  76,816           36%
                                                ---------  ---------
                                                ---------  ---------

    Asset administration fees increased due principally to higher levels of assets processed. The Company earns such fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total assets processed increased to $139 billion at December 31, 1997 from $122 billion at December 31, 1996. Of the $17 billion net increase in assets processed from December 31, 1996 to December 31, 1997, approximately 24% of the increase reflects assets processed for new clients, and the remainder of the increase reflects growth of assets processed for existing clients, offset in part by the assets of clients no longer serviced by the Company. Also contributing to the growth in asset administration fees was the expansion of relationships with existing clients. The largest component of asset administration fees is asset based fees, which increased between periods due to the previously mentioned increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending, foreign exchange and advisory services.

    Computer service fees consist of amounts charged by the Company for data processing services related to individual accounts. Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston ("FHLBB") stock investment and miscellaneous transaction-oriented private banking fees. The increase in other operating income was due entirely to the Company's increased investment in FHLBB stock.

OPERATING EXPENSES

    Total operating expenses increased by $20,714,000 to $82,649,000 for the year ended December 31, 1997 compared to $61,935,000 for the year ended December 31, 1996. The components of operating expenses were as follows:

                                                           FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                   -----------------------------------
                                                     1996       1997        CHANGE
                                                   ---------  ---------  -------------
                                                       (DOLLARS IN
                                                        THOUSANDS)
Compensation and benefits........................  $  37,502  $  50,043           33%
Technology and telecommunications................      7,791     10,484           35
Transaction processing services..................      5,683      7,999           41
Occupancy........................................      4,283      4,381            2
Depreciation and amortization....................      1,502      1,930           28
Travel and sales promotion.......................      1,158      1,586           37
Professional fees................................      1,115      1,564           40
Insurance........................................        853        735          (14)
Other operating expenses.........................      2,048      3,927           92
                                                   ---------  ---------
Total Operating Expenses.........................  $  61,935  $  82,649           33%
                                                   ---------  ---------
                                                   ---------  ---------

    Compensation and benefits expense increased by $12,541,000 or 33% from period to period due to several factors. The average number of employees increased 29% to 939 at December 31, 1997 from 729 at December 31, 1996. This increase relates primarily to the increase in client relationships and to the expansion of existing client relationships during the period. In addition, compensation expense related to the Company's management incentive plans increased $799,000 between periods because of the increase in earnings subject to incentive payments in 1997 compared to 1996. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $984,000 for the year ended December 31, 1997 from the same period in 1996. The increase was due principally to increased payroll taxes attributable to the increase in compensation expense.

    Technology and telecommunications expense consists of operating lease payments for microcomputers, fees charged by Electronic Data Systems for mainframe data processing, telephone expense, software maintenance fees and licenses, optical imaging and contract programming fees. Increased hardware, software and telecommunications expenses needed to support the growth in assets processed accounted for $1,641,000 of the increase between periods. Also contributing was the Company's increased use of contract programmers to perform information systems development projects, which accounted for $644,000 of the increase. License fees on software used to generate automated financial statements for Company clients as a part of its expanded mutual fund administration services accounted for $408,000 of the increase.

    Transaction processing services expense consists of volume-related expenses including subcustodian fees and external contract services. The increase in this expense relates primarily to an increase in subcustodian fees and pricing services, driven by the growth in assets processed. The Company's decision to outsource its mailroom and photocopy facility in February of 1996 contributed to $325,000 of the increase from year to year.

    Depreciation and amortization expense increased $428,000 to $1,930,000 for the year ended December 31, 1997 from $1,502,000 for the year ended December 31, 1996. This increase resulted from the purchase of furniture and equipment related to the Company's move to new office space in late 1996 and 1997.

    Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with making sales calls on potential clients, traveling to existing client sites and the Company's foreign subsidiaries, and attending industry conferences. This expense increased $428,000 to $1,586,000 for the year ended December 31, 1997 from $1,158,000 for the year ended December 31, 1996 due primarily to increased travel to the foreign subsidiaries.

    Professional fees increased $449,000 to $1,564,000 for the year ended December 31, 1997 from $1,115,000 for the year ended December 31, 1996. This increase resulted primarily from an increase in consulting fees relating to performing technical development work along with additional audit fees related to compliance with the Federal Deposit Insurance Corporation Improvement Act of 1991.

    Insurance expense decreased by $118,000 between the periods due to the renegotiation of the Company's premiums and coverages for errors and omissions liability, directors and officers liability and blanket bond during 1996.

    Other operating expenses increased $1,879,000 to $3,927,000 for the year ended December 31, 1997 from $2,048,000 for the year ended December 31, 1996. Other operating expenses include fees for office supplies, recruiting costs, temporary help and various fees assessed by the Massachusetts Banking Commission. Recruiting costs and temporary help accounted for $770,000 of the increase; this increase relates to the tight labor market caused by low unemployment in Massachusetts in 1997. Fees assessed by the Massachusetts Banking Commission increased by $278,000 due to the growth in the total assets of the Bank and a change in the assessment base. The remainder of the increase relates to growth in assets processed.

NET INTEREST INCOME

    Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 1997 compared to the year ended December 31, 1996.

                                                  CHANGE     CHANGE
                                                  DUE TO     DUE TO
                                                  VOLUME      RATE        NET
                                                 ---------  ---------  ---------
                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Fed funds sold and
  interest-earning deposits....................  $   1,096  $      20  $   1,116
Investment securities..........................     35,563       (564)    34,999
Loans..........................................        514       (270)       244
                                                 ---------  ---------  ---------
Total interest-earning assets..................     37,173       (814)    36,359
                                                 ---------  ---------  ---------
INTEREST-BEARING LIABILITIES
Deposits.......................................      8,768        671      9,439
Borrowings.....................................     18,351        405     18,756
                                                 ---------  ---------  ---------
Total interest-bearing liabilities.............     27,119      1,076     28,195
                                                 ---------  ---------  ---------
Change in net interest income..................  $  10,054  $  (1,890) $   8,164
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    Net interest income increased $8,164,000 or 45% to $26,173,000 for the year ended December 31, 1997 from $18,009,000 for the 1996 period. This net increase resulted from an increase in interest income of $36,359,000 offset by an increase in interest expense of $28,195,000. The net impact of the above changes was an 89 basis point decrease in net interest margin.

    The increase in interest income resulted primarily from a higher level of interest earning assets. The Company's average assets for the year ended December 31, 1997 increased $607,626,000 or 97% compared to the year ended December 31, 1996. This growth primarily resulted from an increase in average interest earning assets of $591,699,000.

    Interest expense increased $28,195,000 due primarily to the higher level of deposits and borrowings and to a lesser extent to an increase in the interest rate paid by the Company. The average rate paid on deposits and short-term borrowings increased from 4.83% to 5.03% between periods.

INCOME TAXES

    The Company's earnings were taxed on the federal level at 35% for the 1997 and 1996 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.32%. The provision for income taxes for the year ended December 31, 1997 increased by $2,456,000 over the 1996 provision. The overall effective tax rate decreased to 36% for the year ended December 31, 1997, from 38.5% for the year ended December 31, 1996. The decrease in the effective tax rate is due to the Company's investment in municipal securities in the first quarter of 1997.

    COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND
1995

NONINTEREST INCOME

    Noninterest income increased $4,705,000 to $56,632,000 for the year ended December 31, 1996 from $51,927,000 for the year ended December 31, 1995. Noninterest income consists of the following items:

                                                            FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                    -----------------------------------
                                                      1995       1996        CHANGE
                                                    ---------  ---------  -------------
                                                        (DOLLARS IN
                                                         THOUSANDS)
Asset administration fees.........................  $  48,779  $  56,076       15%
Proceeds from assignment of UIT servicing, net....      2,572     --           --
Computer service fees.............................        501        482       (4)
Other operating income............................         75         76        1
Net loss on sale of securities....................         --         (2)      --
                                                    ---------  ---------
Total Noninterest Income..........................  $  51,927  $  56,632        9%
                                                    ---------  ---------
                                                    ---------  ---------

    Asset administration fees increased due principally to higher levels of assets processed. Total assets processed increased to $122 billion at December 31, 1996 from $94 billion at December 31, 1995. Of the $28 billion net increase in assets processed from December 31, 1995 to December 31, 1996, approximately 24% of the increase reflects assets processed for new clients, and the remainder of the increase reflects growth of assets processed for existing clients and improved methods for tracking the amount of assets processed, offset in part by the assets of clients no longer serviced by the Company. The remainder of the growth in asset administration fees was due to the net expansion of relationships with existing clients and increased use of the Company's cash management and foreign exchange services. In addition, because the Company is now able to accept deposits that had been historically directed to other financial institutions due to CEBA asset growth restrictions, the Company has experienced a shift in the mix of compensation received from its clients. See "Overview" in this Item 7. A larger portion of the Company's compensation from clients is now in the form of interest income generated from client deposits, resulting in a decrease to asset administration fees and a related increase in net interest income. The growth in asset administration fees was also offset by the transfer of unit investment trust assets discussed below. The administration of these assets accounted for approximately $1,491,000 in asset administration fees in the year ended December 31, 1995.

    Unit investment trust ("UIT") assets processed by the Company have decreased over the last five years, a reflection of declining investor demand for this type of unmanaged investment product. Declining asset levels led one client, Merrill Lynch, to consolidate its asset administration service providers, and it agreed, effective March 1, 1995, to pay the Company to assign the Company's servicing rights to the Bank of New York Company. The Company recognized proceeds of $2,572,000, net of expenses, resulting from the assignment of the rights to service approximately $5.0 billion of the client's unit investment trust assets. The Company has made the strategic decision to focus its marketing and processing efforts on mutual funds and other pooled investments which typically experience higher growth in asset levels and can utilize a wider variety of services provided by the Company, as compared to unit investment trusts. See Note 11 of Notes to Consolidated Financial Statements.

    Other operating income consists of miscellaneous private banking fees for safe deposit and checking account services.

OPERATING EXPENSES

    Total operating expenses increased by $10,672,000 to $61,935,000 for the year ended December 31, 1996 compared to $51,263,000 for the year ended December 31, 1995. The components of operating expenses were as follows:

                                                           FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                   -----------------------------------
                                                     1995       1996        CHANGE
                                                   ---------  ---------  -------------

                                                       (DOLLARS IN
                                                        THOUSANDS)
Compensation and benefits........................  $  32,899  $  37,502           14%
Technology and telecommunications................      6,476      7,791           20
Transaction processing services..................      2,765      5,683          106
Occupancy........................................      4,163      4,283            3
Depreciation and amortization....................      1,388      1,502            8
Travel and sales promotion.......................        785      1,158           48
Professional fees................................        774      1,115           44
Insurance........................................      1,078        853          (21)
Other operating expenses.........................        935      2,048          119
                                                   ---------  ---------
Total Operating Expenses.........................  $  51,263  $  61,935           21%
                                                   ---------  ---------
                                                   ---------  ---------

    Compensation and benefits increased by $4,603,000 or 14% from period to period due to several factors. The number of average employees increased 8% to 729 at December 31, 1996 from 677 at December 31, 1995. In addition, compensation expense related to the Company's management incentive plan increased because of the increase in earnings subject to incentive in 1996 compared to 1995. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $590,000 for the year ended December 31, 1996 from the same period in 1995. The 12% increase was due to increased payroll taxes attributable to the increase in compensation expense and a decrease in the discount rate used to calculate the expense associated with the defined benefit retirement plan.

    Technology and telecommunications expense consists of lease payments for microcomputers, fees charged by Electronic Data Systems for mainframe data processing, telephone expense, software maintenance fees and licenses, and contract programming fees. The expense varies with the level of assets processed by the Company. The growth in assets processed between periods contributed to $871,000 increase between periods. Also contributing to the increase was the Company's continued use of contract programmers which accounted for $444,000 of the increase between periods.

    The increase in transaction processing expense relates primarily to an increase in subcustodian fees and pricing services, driven by the growth in assets processed. This expense increased $2,918,000 to $5,683,000 for the year ended December 31, 1996 from $2,765,000 for the year ended December 31, 1995. This increase resulted from the increase in foreign assets processed, which are subject to higher subcustodian fees, from $6.4 billion at December 31, 1995 to $9.3 billion at December 31, 1996, and from the movement by clients into emerging markets which have higher costs due to structural inefficiencies. These costs are passed through to clients and contribute to the increase in asset administration fees. The outsourcing of the photocopy service commenced in 1996 and accounted for approximately $240,000 of the increase between periods. Fees for daily market pricing data which vary with the level of assets processed, increased by $119,000 during the period.

    Travel and sales promotion expense increased $373,000 to $1,158,000 for the year ended December 31, 1996 from $785,000 for the year ended December 31, 1995 due primarily to increased travel to the foreign subsidiaries.

    Professional fees increased $341,000 to $1,115,000 for the year ended December 31, 1996 from $774,000 for the year ended December 31, 1995. Legal fees which were incurred in connection with the Company's initial compliance with year-end related filings with the Securities and Exchange Commission and the change of the Company's fiscal year contributed to this increase.

    Insurance expense decreased by $225,000 or 21% between the periods due to the renegotiation of the Company's coverage for errors and omissions liability, directors and officers liability and blanket bond.

    Other operating expenses increased $1,113,000 to $2,048,000 for the year ended December 31, 1996 from $935,000 for the year ended December 31, 1995. Other operating expenses are comprised of office supplies, recruiting costs, temporary help, and Delaware excise tax. Expenses such as office supplies vary with staffing levels. The Delaware excise tax is based on the number of shares authorized for issuance by the Company. This tax was imposed on the Company after its formation as a Delaware Company in June 1995 and accounts for $180,000 of the increase between periods. Approximately $797,000 of the increase between periods related to recruiting costs and temporary help caused by a tight labor market resulting from a period of low unemployment in Massachusetts. The remainder of the increase resulted from the increases in assets processed and staffing levels.

NET INTEREST INCOME

    Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 1996 compared to December 31, 1995.

                                               CHANGE      CHANGE
                                               DUE TO      DUE TO
                                               VOLUME       RATE         NET
                                              ---------  -----------  ---------
                                                   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Fed funds sold and
interest-earning deposits...................  $   1,256   $     (45)  $   1,211
Investment securities.......................     25,876         491      26,367
Loans.......................................      1,341        (250)      1,091
                                              ---------         ---   ---------
Total interest-earning assets...............     28,473         196      28,669
                                              ---------         ---   ---------
INTEREST-BEARING LIABILITIES
Deposits....................................      8,249         180       8,429
Borrowings..................................      9,236         (41)      9,195
                                              ---------         ---   ---------
Total interest-bearing liabilities..........     17,485         139      17,624
                                              ---------         ---   ---------
Change in net interest income...............  $  10,988   $      57   $  11,045
                                              ---------         ---   ---------
                                              ---------         ---   ---------

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

FINANCIAL CONDITION

    INVESTMENT PORTFOLIO

    The following table summarizes the Company's investment portfolio for the dates indicated:

                                                                  OCTOBER 31,             DECEMBER 31,
                                                                  -----------------------------------------------
                                                                     1995         1995        1996        1997
                                                                  -----------  ----------  ----------  ----------
                                                                                (DOLLARS IN THOUSANDS)
Securities held to maturity:
U.S. Treasury securities........................................  $    60,408  $       --  $       --  $       --
State and Political Subdivisions................................           --          --          --      35,225
Mortgage-backed securities......................................       49,609     144,124     414,665     590,365
Federal Agency securities.......................................           --      10,000      37,517     168,687
Foreign Government securities...................................           --          --       7,828       7,769
                                                                  -----------  ----------  ----------  ----------
Total securities held to maturity...............................  $  110, 017  $  154,124  $  460,010  $  802,046
                                                                  -----------  ----------  ----------  ----------
                                                                  -----------  ----------  ----------  ----------
Securities available for sale:
U.S. Treasury securities........................................               $   50,652  $   40,259  $   30,092
Municipal Bonds.................................................                       --          --       8,382
Mortgage-backed securities......................................                   40,167     230,862     424,376
                                                                               ----------  ----------  ----------
Total securities available for sale.............................               $   90,819  $  271,121  $  462,850
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for the Company. In addition, the Company uses the investment portfolio to secure open positions at securities clearing institutions in connection with its custody services. The portfolio is comprised of U.S. Treasury securities, securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), and Federal Agency callable bonds issued by FHLMC and the Federal Home Loan Bank of Boston ("FHLBB"), municipal securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

    The Company invests in mortgage-backed securities and Federal Agency callable bonds to supplement its portfolio of U.S. Treasury securities and increase the total return of the investment portfolio. Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk. Credit risk results from the possibility that a loss may occur if a counterparty is unable to meet the terms of the contract. Prepayment risk results from the possibility that changes in interest rates may cause mortgage securities to be paid off prior to their maturity dates. Federal Agency callable bonds generally have a higher yield than U.S. Treasury securities due to credit and call risk. Credit risk results from the possibility that the Federal Agency issuing the bonds may be unable to meet the terms of the bond. Call risk results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the Federal Agency. Credit risk related to mortgage-backed securities and Federal Agency callable bonds is substantially reduced by payment guarantees and credit enhancements.

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

    The book value and weighted average yield of the Company's securities held to maturity at December 31, 1997, by effective maturity, are reflected in the following table.

                                                                    WEIGHTED
                                                                     AVERAGE
                                                      BOOK VALUE      YIELD
                                                      -----------  -----------
Due from one to five years..........................   $ 357,581         6.65%
Due after five years up to ten years................     183,840         6.57%
Due after ten years.................................     260,625         6.37%
                                                      -----------
Total securities held to maturity...................   $ 802,046
                                                      -----------
                                                      -----------

    The book value and weighted average yield of the Company's securities available for sale at December 31, 1997, by effective maturity, are reflected in the following table.

                                                                    WEIGHTED
                                                                    AVERAGE
                                                     BOOK VALUE      YIELD
                                                     -----------  -----------
Due within one year................................   $  20,039         5.95%
Due from one to five years.........................     309,518         6.57%
Due after five years up to ten years...............     132,756         6.76%
Due after ten years................................         537         5.57%
                                                     -----------
Total securities available for sale................   $ 462,850
                                                     -----------
                                                     -----------

LOAN PORTFOLIO

    The following table summarizes the Company's loan portfolio for the dates indicated:

                                               OCTOBER 31,           DECEMBER 31,
                                               --------------------------------------------
                                                  1995        1995       1996       1997
                                               -----------  ---------  ---------  ---------
Loans to individuals.........................   $  13,446   $  12,610  $  23,449  $  26,858
Loans to not-for-profit organizations........         289         289         13         13
Loans to mutual funds........................           0      10,000     42,875     29,174
                                               -----------  ---------  ---------  ---------
                                                   13,735      22,899     66,337     56,045
Less: allowance for loan losses..............         (35)        (35)      (100)      (100)
                                               -----------  ---------  ---------  ---------
Net loans....................................   $  13,700   $  22,864  $  66,237  $  55,945
                                               -----------  ---------  ---------  ---------
                                               -----------  ---------  ---------  ---------
Floating Rate................................   $  13,675   $  22,839  $  66,224  $  55,932
Fixed Rate...................................          25          25         13         13
                                               -----------  ---------  ---------  ---------
                                                $  13,700   $  22,864  $  66,237  $  55,945
                                               -----------  ---------  ---------  ---------
                                               -----------  ---------  ---------  ---------

    Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for the borrower. Since December 1995, the Company has entered into agreements to provide up to an aggregate of $40 million under lines of credit to mutual fund clients. The unsecured lines of credit may, in the event of a default, be collateralized at the Company's option by securities held in custody by the Company for those mutual funds. Loans to mutual funds also include advances by the Company to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those clients.

    At December 31, 1997, the Company's only lending concentrations which exceeded 10% of total loans were the revolving lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

    The Company's credit loss experience has been excellent. There have been no loan chargeoffs or adverse credit actions in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of December 31, 1997, there were no past due loans, troubled debt restructurings, or any loans on non-accrual status.

Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $100,000 at December 31, 1997. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

    Interest rate contracts involve elements of credit and market risk which are not reflected in the Company's consolidated financial statements. Such instruments are entered into for hedging (as opposed to investment or speculative) purposes. See Note 14 to the Consolidated Financial Statements. The Company periodically monitors the financial stability of its counterparties according to prudent investment guidelines and established procedures. There can be no assurance that such portfolio actions will adequately limit interest rate risk.

    The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at December 31, 1997:

                                                    WITHIN     OVER THREE   OVER SIX    OVER ONE
                                                     THREE       TO SIX     TO TWELVE   YEAR TO    OVER FIVE
                                                    MONTHS       MONTHS      MONTHS    FIVE YEARS    YEARS       TOTAL
                                                  -----------  -----------  ---------  ----------  ----------  ----------
                                                                            (DOLLARS IN THOUSANDS)
Interest earning assets (1):
Federal Funds Sold..............................  $    75,000          --          --          --          --  $   75,000
Investment securities (2).......................      575,410     202,068     180,773     200,640     106,005   1,264,896
Loans--fixed rate...............................           --          --          --          13          --          13
Loans--variable rate............................       56,032          --          --          --          --      56,032
                                                  -----------  -----------  ---------  ----------  ----------  ----------
Total interest earning assets...................      706,442     202,068     180,773     200,653     106,005   1,395,941
Interest bearing liabilities
Demand deposit accounts.........................      201,549          --          --          --          --     201,549
Savings accounts................................      427,123          --          --          --          --     427,123
Interest rate contracts.........................     (280,000)     60,000     100,000     110,000      10,000           0
Short-term borrowings...........................      499,933          --          --          --          --     499,933
                                                  -----------  -----------  ---------  ----------  ----------  ----------
Total interest bearing liabilities..............      848,605      60,000     100,000     110,000      10,000   1,128,605
                                                  -----------  -----------  ---------  ----------  ----------  ----------
Net interest sensitivity gap during the
  period........................................  ($  142,163)  $ 142,068   $  80,773  $   90,653  $   96,005  $  267,336
                                                  -----------  -----------  ---------  ----------  ----------  ----------
                                                  -----------  -----------  ---------  ----------  ----------  ----------
Cumulative gap..................................  ($  142,163)  ($     95)  $  80,678  $  171,331  $  267,336
                                                  -----------  -----------  ---------  ----------  ----------
                                                  -----------  -----------  ---------  ----------  ----------
Interest sensitive assets as a percent of
  interest sensitive liabilities (cumulative)...        83.25%      99.99%     108.00%     115.32%     123.69%
Interest sensitive assets as a percent of total
  assets (cumulative)...........................        48.41%      62.25%      74.64%      88.39%      95.66%
Net interest sensitivity gap as a percent of
  total asets...................................        (9.74%)       9.74%      5.53%       6.21%       6.58%
Cumulative gap as a percent of total asets......        (9.74%)      (0.01%)     5.53%      11.74%      18.32%

------------------------

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

    The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, fees collected from asset administration clients, and the capital raised from the sale of the Capital Securities. Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $.12 per share.

    The Company's ability to pay dividends on the Common Stock depends on the receipt of dividends from Investors Bank & Trust Company. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, Investors Bank & Trust Company expects to pay an annual dividend to the Company, which the

Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.12 per share of outstanding Common Stock (approximately $776,438 based upon 6,470,313 shares outstanding as of December 31, 1997).

    At December 31, 1997, cash and cash equivalents were 1% of total assets, compared to 2% of total assets at December 31, 1996. At December 31, 1997, approximately $20 million or 1% of total assets mature within a one year period.

    The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of December 31, 1997 was $141 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company.

    The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at December 31, 1997 was $1.3 billion.

    The Company also has a borrowing arrangement with the Federal Home Loan Bank of Boston (the "FHLBB") whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at December 31, 1997 was $573 million.

    The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $10,806,000 for the year ended December 31, 1997. Net cash used in investing activities, consisting primarily of purchases of investment securities and proceeds from maturities of investment securities, was $490,696,000 for the year ended December 31, 1997. Net cash provided by financing activities, consisting primarily of net activity in deposits, was $477,701,000 for the year ended December 31, 1997.

CAPITAL RESOURCES

    Historically, the Company has financed its operations principally through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $1,564,000 for fiscal 1995, $118,000 for the two-months ended December 31, 1995, and $3,236,000 and $4,771,000 for the years ended December 31, 1996 and 1997, respectively.

    On January 31, 1997, the Company completed the issuance and sale of $25,000,000 in 9.77% Capital Securities. The capital raised in the offering, along with existing capital and earnings generated in the future, will be used to support the Company's balance sheet growth.

    Stockholders' equity at December 31, 1997 was $74,901,000, an increase of $13,042,000 or 21%, from $61,859,000 at December 31, 1996. The ratio of stockholders' equity to assets decreased to 5.13% at December 31, 1997 from 6.41% at December 31, 1996 due to the significant growth in assets.

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

    Federal Reserve Board and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off balance sheet items of 8.0%. Total capital is defined as the sum of "Tier I" and "Tier II" capital elements, with at least half of the total capital required to be Tier I. Tier I capital includes, with certain restrictions, the sum of common stockholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier II capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses.

    The following table summarizes the Company's Tier I and total capital ratios at December 31, 1997:

                                                              AMOUNT      RATIO
                                                            ----------  ---------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Tier I capital............................................  $   97,595      29.00%
Tier I capital minimum requirement........................      13,460       4.00%
                                                            ----------  ---------
Excess Tier I capital.....................................  $   84,135      25.00%
                                                            ----------  ---------
                                                            ----------  ---------
Total capital.............................................  $   97,695      29.03%
Total capital minimum requirement.........................      26,919       8.00%
                                                            ----------  ---------
Excess total capital......................................      70,776      21.03%
                                                            ----------  ---------
                                                            ----------  ---------
Risk adjusted assets, net of intangible assets............  $  336,494
                                                            ----------
                                                            ----------


    The following table summarizes the Bank's Tier I and total capital ratios at December 31, 1997:

                                                             AMOUNT      RATIO
                                                           ----------  ---------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Tier I capital...........................................  $   96,041      28.54%
Tier I capital minimum requirement.......................      13,460       4.00%
                                                           ----------  ---------
Excess Tier I capital....................................  $   82,581      24.54%
                                                           ----------  ---------
                                                           ----------  ---------
Total capital............................................  $   96,141      28.57%
Total capital minimum requirement........................      26,919       8.00%
                                                           ----------  ---------
Excess total capital.....................................  $   69,222      20.57%
                                                           ----------  ---------
                                                           ----------  ---------
Risk adjusted assets, net of intangible assets...........  $  336,486
                                                           ----------
                                                           ----------

    In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a Company's Tier I capital divided by its adjusted total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires the capital of the Company to be reduced by most intangible assets. The Company's Leverage Ratio at December 31, 1997 was 6.39%, which is in excess of regulatory requirements. The Bank's Leverage Ratio at December 31, 1997 was 6.31%, which is also in excess of regulatory requirements. See "Business--Regulation and Supervision."

    The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated.

                       YEAR ENDED DECEMBER 31, 1995       YEAR ENDED DECEMBER 31, 1996        YEAR ENDED DECEMBER 31, 1997
                      ------------------------------    ---------------------------------  ----------------------------------
                      AVERAGE              AVERAGE      AVERAGE                AVERAGE       AVERAGE                AVERAGE
                      BALANCE   INTEREST  YIELD/COST    BALANCE    INTEREST   YIELD/COST     BALANCE   INTEREST    YIELD/COST
                      --------  --------  ----------    --------   --------   -----------  ----------  --------    ----------
Interest-earning
  assets
Fed funds sold......  $ 10,218  $    595     5.82%      $ 33,989    $ 1,859      5.47%    $  53,758    $ 2,981        5.55%
Interest-earning
  deposits..........     1,000        59     5.90%           126          6      4.76%       --           --
Investment
  securities........   100,861     6,123     6.07%       497,965     32,490      6.52%    1,053,009     67,489        6.41%
Demand Loans........    13,863     1,231     8.88%        43,582      2,322      5.33%       60,594      2,566        4.23%
                      --------  --------   ------       --------    -------      ----    ----------    -------        ----
Total interest-
  earning assets....   125,942     8,008     6.36%       575,662     36,677      6.37%    1,167,361     73,036        6.26%
                                --------   ------                   -------      ----                  -------        ----
Allowance for loan
  losses............       (35)                              (74)                              (100)
Noninterest-earning
  assets............    19,276                            53,305                             69,258
                      --------                          --------                         ----------
Total assets........  $145,183                           628,893                         $1,236,519
                      --------                          --------                         ----------
                      --------                          --------                         ----------
Interest-bearing
  liabilities
Deposits:
 Demand.............  $ 11,995  $    610     5.09%      $142,059    $ 6,944      4.89%   $  140,274   $  7,179         5.12%
 Savings............    10,742       245     2.28%        56,775      2,302      4.05%      252,408     11,468         4.54%
 Time...............      --        --        --             721         38      5.27%        1,472         76         5.16%
Short Term
  Borrowings........     2,575       189     7.34%       186,952      9,384      5.02%      538,315     28,140         5.23%
                      --------  --------   -------      --------    -------      ----    ----------   --------         ----
Total interest-
  bearing
  liabilities.......    25,312     1,044     4.12%       386,507     18,668      4.83%      932,469     46,863         5.03%
                                --------   ------                   -------      ----                 --------         ----
Noninterest-bearing
  liabilities:
 Demand deposits....    46,568                           132,063                            142,436
 Noninterest bearing
  time deposits....    46,368                            45,601                             58,178
 Other liabilities..     7,442                             8,585                             12,814
                      --------                          --------                         ----------
Total liabilities...   125,690                           572,756                          1,145,897
Trust Preferred
  Securities........    --                                   --                              22,252
Equity..............    19,493                            56,137                             68,370
                      --------                          --------                         ----------
Total liabilities
  and equity........  $145,183                          $628,893                         $1,236,519
                      --------                          --------                         ----------
                      --------                          --------                         ----------
Net interest
  income............            $  6,964                            $18,009                           $  26,173
                                --------                            -------                           ---------
                                --------                            -------                           ---------

Net interest margin
  (1)...............                         5.53%                               3.13%                                 2.24%
Average interest
  rate spread (2)...                         2.24%                               1.54%                                 1.23%
Ratio of interest-
  earning assets to
interest-bearing
  liabilities.......                        497.6%                              148.9%                                125.2%


------------------------

(1) Net interest income divided by total interest-earning assets.

(2) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is contained in the financial statements and schedules set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Financial Statement Schedules" as a part of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required under this item is incorporated herein by reference to the information in the sections entitled "Occupations of Directors and Executive Officers," "Election of Directors" and
"Compensation and other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required under this item is incorporated herein by reference to the information in the section entitled "Compensation and other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required under this item is incorporated herein by reference to the information in the section entitled "Management and Principal Holders of Voting Securities" contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required under this item is incorporated herein by reference to the information in the section entitled "Certain Relationships and Related Transactions" contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. Consolidated Financial Statements.

    For the following consolidated financial information included herein, see Index on Page F-1:

    Report of Independent Accountants.
    Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997. Consolidated Statements of Income for the Year Ended October 31, 1995,
      for the Two-Month Period Ended December 31, 1995, and for the Years Ended December 31, 1996 and 1997.

    Statements of Stockholders' Equity for the Year Ended October 31, 1995, for the Two-Month Period Ended December 31, 1995, and for the Years Ended December 31, 1996 and 1997.
    Consolidated Statements of Cash Flows for the Year Ended October 31, 1995, for the Two-Month Period Ended December 31, 1995, and for the Years Ended December 31, 1996 and 1997.

Notes to Consolidated Financial Statements.

    2. Financial Statement Schedules.

    None.

    3. List of Exhibits.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
2.1(1)       Plan of Exchange of Common and Class A Stock of the Company for all outstanding stock of the Bank
3.1(1)       Certificate of Incorporation of the Company
3.2(1)       By-laws of the Company
4.1(1)       Specimen certificate representing the Common Stock
4.2(1)       Stockholder Rights Plan
10.1 *       Amended and Restated 1995 Stock Plan
10.2(1)      Custodian Agreement among and between the Company, Eaton Vance Corp. and each investment company advised by Eaton Vance Corp. which adopted the Agreement dated December 17, 1990
10.3(1)      Transfer and Assumption Agreement between the Company and Bank of New York dated January 27, 1995 regarding the assignment of Merrill Lynch Unit Investment Trust administration service
10.4(1)      Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated
             September 24, 1990
10.5(1)      Third Party Hub and Spoke Processing License Agreement between the Company and Signature Financial
             Group, Inc. dated May 21, 1993
10.6(1)      Hub and Spoke Facilities Management Agreement between the Company and Signature Financial Group, Inc.
             dated May 21, 1993
10.7(1)      Loan Agreements with Landon Clay dated May 10, 1993 and October 6, 1994
10.8(1)*     Description of the executive bonus arrangement
10.9(1)*     Employment contract between the Company and Kevin Sheehan
10.10(1)*    Employment contract between the Company and Michael Rogers
10.11(1)*    Employment contract between the Company and Edmund Maroney
10.12(1)*    Employment contract between the Company and Robert Mancuso
10.13(1)     Sublease Agreement, as amended, between the Company and the Bank of New England, N.A. dated May 25,
             1990, for premises located at 89 South Street, Boston, Massachusetts
10.14(3)*    1995 Non-Employee Director Stock Option Plan
10.15(2)     Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated
             September 20,1995,
10.16(2)     Lease Agreement between the Company and John Hancock Mutual Life Insurance Company, dated November
             13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts.
10.17(3)*    Employment contract between the Company and Karen C. Keenan
10.18(3)*    1995 Employee Stock Purchase Plan

10.19(3)     Amended and Restated Declaration of Trust among the Company and the Trustees named therein, dated
             January 31, 1997
10.20(3)     Purchase Agreement among the Company, Investors Capital Trust I and Keefe, Bruyette & Woods, Inc.,
             dated January 30, 1997 (Included in Exhibit 10.19)
10.21(3)     Indenture between the Company and The Bank of New York, dated January 31, 1997
10.22(3)     Registration Rights Agreement, among the Company, Investors Capital Trust I and Keefe, Bruyette &
             Woods, Inc., dated January 31, 1997
10.23(3)     Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997
10.24(3)     Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New York as
             Capital Securities Guarantee Trustee, dated January 31, 1997
21.1         Subsidiaries of the Company
23.1         Consent of Deloitte & Touche LLP
24.1         Power of Attorney (See Page 38 of this Report)
27           Financial Data Schedule

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-95980).
(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended October 31, 1995.
(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.

* Indicates a management contract or a compensatory plan, contract or arrangement.

    (b) Reports on Form 8-K.

    There were no Current Reports on Form 8-K filed by the Company during the quarter ended December 31, 1997.

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

    (d) Financial Statement Schedules

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 27th day of February, 1998.

                                INVESTORS FINANCIAL SERVICES CORP.

                                BY:  /S/ KEVIN J. SHEEHAN
                                     -----------------------------------------
                                     Kevin J. Sheehan
                                     President, Chief Executive Officer and
                                     Chairman of the Board

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the 27th day of February, 1998.

          SIGNATURE                                      TITLE(s)
------------------------------    ------------------------------------------------------
/s/ KEVIN J. SHEEHAN              President, Chief Executive Officer and Chairman of the
------------------------------    Board (Principal Executive Officer); Director
Kevin J. Sheehan

/s/ MICHAEL F. ROGERS             Executive Vice President
------------------------------
Michael F. Rogers

/s/ KAREN C. KEENAN               Senior Vice President and Chief Financial Officer (Principal
------------------------------    Financial Officer and Principal Accounting Officer)
Karen C. Keenan

/s/ ROBERT B. FRASER              Director
------------------------------
Robert B. Fraser

/s/ DONALD G. FRIEDL              Director
------------------------------
Donald G. Friedl

/s/ JAMES M. OATES                Director
------------------------------
James M. Oates

/s/ PHYLLIS S. SWERSKY            Director
------------------------------
Phyllis S. Swersky

/s/ THOMAS P. MCDERMOTT           Director
------------------------------
Thomas P. Mcdermott

/s/ FRANK B. CONDON, JR.          Director
------------------------------
Frank B. Condon, Jr.

                       INVESTORS FINANCIAL SERVICES CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          PAGE
                                                          ----

Report of Independent Accountants.......................  F-2

Consolidated Balance Sheets as of December 31, 1996 and
  December 31, 1997.....................................  F-3

Consolidated Statements of Income for the Year Ended
  October 31,1995, for the Two-Month Period Ended
  December 31, 1995 and for the Years Ended
  December 31, 1996 and December 31,1997................  F-4

Statements of Stockholders' Equity for the Year Ended
  October 31, 1995, for the Two-Month Period Ended
  December 31, 1995 and for the Years Ended
  December 31, 1996 and December 31, 1997...............  F-5

Consolidated Statements of Cash Flows for the Year Ended
  October 31, 1995, for the Two-Month Period Ended
  December 31, 1995, and for the Years Ended December
  31, 1996 and December 31, 1997........................  F-7

Notes to Consolidated Financial Statements..............  F-9

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of Investors Financial Services Corp.:

    We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp., including its predecessor, Investors Bank & Trust Company and its subsidiaries (collectively, the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended October 31, 1995, for the two-month period ended December 31, 1995 and for the years ended December 31, 1996 and December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the year ended October 31, 1995, for the two-month period ended December 31, 1995 and for the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, in November 1995 Investors Bank & Trust Company became a wholly owned subsidiary of Investors Financial Services Corp. as a result of the share exchange between Investors Financial Services Corp. and shareholders of Investors Bank & Trust Company.

Deloitte & Touche LLP
Boston, Massachusetts

February 13, 1998

                       INVESTORS FINANCIAL SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                                                                  DECEMBER 31,     DECEMBER 31,
                                                                                      1996             1997
                                                                                 --------------  ----------------
ASSETS
Cash and due from banks........................................................  $   19,226,453  $     17,037,568
Federal funds sold and securites purchased under resale agreements.............     120,000,000        75,000,000
Securities held to maturity (approximate market values of $460,182,579 and
  $809,708,389 at December 31, 1996 and December 31, 1997, respectively).......     460,009,923       802,046,077
Securities available for sale..................................................     271,120,964       462,850,089
Nonmarketable equity securities................................................         967,400         5,476,600
Loans, less allowance for loan losses of $100,000 at December 31, 1996 and
  December 31, 1997, respectively..............................................      66,236,889        55,944,957
Accrued interest and fees receivable...........................................      16,366,171        22,810,182
Equipment and leasehold improvements, net......................................       5,243,974         7,900,994
Other assets...................................................................       5,289,873        10,277,738
                                                                                 --------------  ----------------
TOTAL ASSETS                                                                     $  964,461,647  $  1,459,344,205
                                                                                 --------------  ----------------
                                                                                 --------------  ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  DEPOSITS:
    DEMAND.....................................................................  $  264,914,614  $    354,616,945
    SAVINGS....................................................................     276,602,295       427,122,987
    TIME.......................................................................      55,000,000        65,000,000
                                                                                 --------------  ----------------
      TOTAL DEPOSITS...........................................................     596,516,909       846,739,932
SHORT-TERM BORROWINGS..........................................................     296,421,201       499,932,628
OTHER LIABILITIES..............................................................       9,664,227        13,609,660
                                                                                 --------------  ----------------
      TOTAL LIABILITIES........................................................     902,602,337     1,360,282,220
                                                                                 --------------  ----------------
COMPANY OBLIGATED MANDITORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
  TRUST HOLDING JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE
  COMPANY......................................................................        --              24,161,104
                                                                                 --------------  ----------------
STOCKHOLDERS' EQUITY:
  CLASS A COMMON STOCK.........................................................           3,595         --
  COMMON STOCK.................................................................          60,848            64,703
  SURPLUS......................................................................      54,352,812        55,072,990
  DEFERRED COMPENSATION........................................................      (1,687,675)       (1,248,775)
  RETAINED EARNINGS............................................................       8,480,431        19,545,070
  NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE.........................         649,299         1,466,893
                                                                                 --------------  ----------------
TOTAL STOCKHOLDERS' EQUITY.....................................................      61,859,310        74,900,881
                                                                                 --------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................  $  964,461,647  $  1,459,344,205
                                                                                 --------------  ----------------
                                                                                 --------------  ----------------

                See notes to consolidated financial statements.

                       INVESTORS FINANCIAL SERVICES CORP.

                       CONSOLIDATED STATEMENTS OF INCOME

   YEAR ENDED OCTOBER 31, 1995, THE TWO-MONTH PERIOD ENDED DECEMBER 31, 1995

                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                  TWO MONTHS ENDED
                                                    OCTOBER 31,     DECEMBER 31,     DECEMBER 31,  DECEMBER 31,
                                                        1995            1995             1996          1997
                                                    ------------  -----------------  ------------  -------------
OPERATING REVENUE:
  Interest income:
    Federal funds sold and securities purchased
      under resale agreements.....................  $    373,384    $     289,843     $1,864,989   $   2,980,617
    Investment securities held to maturity and
      available for sale..........................     5,116,155        1,844,222     32,490,280      67,488,991
    Loans.........................................     1,202,029          229,690      2,322,158       2,566,321
                                                    ------------  -----------------  ------------  -------------
      Total interest income.......................     6,691,568        2,363,755     36,677,427      73,035,929
                                                    ------------  -----------------  ------------  -------------
  Interest expense:
    Deposits......................................       720,395          286,945      9,271,675      18,722,500
    Short-term borrowings.........................       101,198          111,154      9,396,359      28,140,731
                                                    ------------  -----------------  ------------  -------------
      Total interest expense......................       821,593          398,099     18,668,034      46,863,231
                                                    ------------  -----------------  ------------  -------------
    Net interest income...........................     5,869,975        1,965,656     18,009,393      26,172,698
    Provision for loan losses.....................       --              --               65,000        --
                                                    ------------  -----------------  ------------  -------------
    Net interest income after provision for loan
      losses......................................     5,869,975        1,965,656     17,944,393      26,172,698
  Noninterest income:
    Asset administration fees.....................    48,412,551        7,988,056     56,075,625      75,873,093
    Proceeds from assignment of UIT servicing,
      net.........................................     2,572,298         --               --            --
    Computer service fees.........................       505,534           83,424        482,275         468,407
    Other operating income........................        72,029           13,772         76,305         360,742
    Gain/(loss) on securities available for
      sale........................................       --              --               (2,488)        113,958
                                                    ------------  -----------------  ------------  -------------
    Net operating revenue.........................    57,432,387       10,050,908     74,576,110     102,988,898
OPERATING EXPENSES
  Compensation and benefits.......................    31,898,693        5,797,463     37,502,215      50,042,736
  Technology and telecommunications...............     6,404,922        1,052,445      7,790,792      10,484,519
  Transaction processing services.................     2,885,483          382,528      5,682,979       7,998,604
  Occupancy.......................................     4,215,472          624,816      4,283,008       4,380,908
  Depreciation and amortization...................     1,220,988          185,791      1,502,196       1,929,920
  Travel and sales promotion......................       837,136          122,682      1,157,718       1,586,167
  Professional fees...............................       885,754          100,774      1,115,249       1,563,835
  Insurance.......................................     1,060,468          194,016        852,638         735,148
  Other operating expenses........................       815,037           20,301      2,048,782       3,927,160
                                                    ------------  -----------------  ------------  -------------
    Total operating expenses......................    50,223,953        8,480,816     61,935,577      82,648,997
                                                    ------------  -----------------  ------------  -------------
NET INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST........................................     7,208,434        1,570,092     12,640,533      20,339,901
Provision for income taxes........................     2,800,000          670,298      4,866,571       7,322,364

                       INVESTORS FINANCIAL SERVICES CORP.

   YEAR ENDED OCTOBER 31, 1995, THE TWO-MONTH PERIOD ENDED DECEMBER 31, 1995

                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                  TWO MONTHS ENDED
                                                    OCTOBER 31,     DECEMBER 31,     DECEMBER 31,  DECEMBER 31,
                                                        1995            1995             1996          1997
                                                    ------------  -----------------  ------------  -------------
Minority interest expense, net of income taxes....       --              --               --           1,437,276
                                                    ------------  -----------------  ------------  -------------
NET INCOME........................................  $  4,408,434    $     899,794     $7,773,962   $  11,580,261
                                                    ------------  -----------------  ------------  -------------
                                                    ------------  -----------------  ------------  -------------
BASIC EARNINGS PER SHARE..........................                  $       0.14    $        1.21     $     1.80
                                                                  -----------------  ------------  -------------
                                                                  -----------------  ------------  -------------
DILUTED EARNINGS PER SHARE........................                  $       0.14    $        1.20     $     1.75
                                                                  -----------------  ------------  -------------
                                                                  -----------------  ------------  -------------

                See notes to consolidated financial statements.

                       INVESTORS FINANCIAL SERVICES CORP.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

 YEAR ENDED OCTOBER 31, 1995, THE TWO-MONTH PERIOD ENDED DECEMBER 31, 1995 AND

                   THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                                   NET
                                                                                                UNREALIZED
                                                                                                 GAIN ON
                         CLASS A                                                                SECURITIES
                         COMMON       COMMON                       DEFERRED       RETAINED      AVAILABLE
                          STOCK        STOCK         SURPLUS     COMPENSATION     EARNINGS       FOR SALE        TOTAL
                        ---------  -------------  -------------  -------------  -------------  ------------  -------------
BALANCE, NOVEMBER 1,
  1994................  $  --      $  10,000,000  $    --         $   --        $   3,713,042  $    --       $  13,713,042

Net income............                  --                                          4,408,434                    4,408,434
Cash dividend, $0.06
  per share...........                  --                                            (60,000)                     (60,000)
                        ---------  -------------  -------------  -------------  -------------  ------------  -------------
BALANCE, OCTOBER 31,
  1995................  $  --      $  10,000,000  $    --         $   --        $   8,061,476  $    --       $  18,061,476
                        ---------  -------------  -------------  -------------  -------------  ------------  -------------
                        ---------  -------------  -------------  -------------  -------------  ------------  -------------
Effect of share
  exchange (Note 1)...  $   6,114  $      34,186  $  18,021,176   $   --        $    --        $    --       $  18,061,476
Common stock issuance,
  net of costs of
  $3,829,062..........     --             23,000     34,097,938       --             --             --          34,120,938
Issuance of restricted
  stock...............     --              1,140      2,193,360    (2,194,500)       --             --            --
Conversion of Class A
  to common stock.....       (179)           179       --             --             --             --            --
Amortization of
  deferred
  compensation........     --           --             --              76,713        --             --              76,713
Net income............     --           --             --             --              899,794       --             899,794
Net unrealized gain on
  securities available
  for sale............     --           --             --             --             --             262,010        262,010
                        ---------  -------------  -------------  -------------  -------------  ------------  -------------
BALANCE, DECEMBER 31,
  1995................      5,935         58,505     54,312,474    (2,117,787)        899,794       262,010     53,420,931

Adjustment to costs of
  stock issuance......     --           --               35,193       --             --             --              35,193
Conversion of Class A
  to common stock.....     (2,340)         2,340       --             --             --             --            --

                       INVESTORS FINANCIAL SERVICES CORP.

 YEAR ENDED OCTOBER 31, 1995, THE TWO-MONTH PERIOD ENDED DECEMBER 31, 1995 AND

                   THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                                   NET
                                                                                                UNREALIZED
                                                                                                 GAIN ON
                         CLASS A                                                                SECURITIES
                         COMMON       COMMON                       DEFERRED       RETAINED      AVAILABLE
                          STOCK        STOCK         SURPLUS     COMPENSATION     EARNINGS       FOR SALE        TOTAL
                        ---------  -------------  -------------  -------------  -------------  ------------  -------------
Amortization of
  deferred
  compensation........     --           --             --             430,112        --             --             430,112
Exercise of stock
  options.............     --                  3          5,145       --             --             --               5,148
Net income............     --           --             --             --            7,773,962       --           7,773,962
Cash dividend, $0.03
  per share...........     --           --             --             --             (193,325)      --            (193,325)
Change in net
  unrealized gain on
  securities available
  for sale............     --           --             --             --             --             387,289        387,289
                        ---------  -------------  -------------  -------------  -------------  ------------  -------------
BALANCE, DECEMBER 31,
  1996................      3,595         60,848     54,352,812    (1,687,675)      8,480,431       649,299     61,859,310

Conversion of Class A
  to common stock.....     (3,595)         3,595       --             --             --             --            --
Amortization of
  deferred
  compensation........     --           --             --             438,900        --             --             438,900
Exercise of stock
  options.............     --                260        720,178       --             --             --             720,438
Net income............     --           --             --             --           11,580,261       --          11,580,261
Cash dividend, $0.08
  per share...........     --           --             --             --             (515,622)      --            (515,622)
Change in net
  unrealized gain on
  securities available
  for sale............     --           --             --             --             --             817,594        817,594
                        ---------  -------------  -------------  -------------  -------------  ------------  -------------
BALANCE, DECEMBER 31,
  1997................  $  --      $      64,703  $  55,072,990   $(1,248,775)  $  19,545,070  $  1,466,893  $  74,900,881
                        ---------  -------------  -------------  -------------  -------------  ------------  -------------
                        ---------  -------------  -------------  -------------  -------------  ------------  -------------

                       INVESTORS FINANCIAL SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

 YEAR ENDED OCTOBER 31, 1995, THE TWO-MONTH PERIOD ENDED DECEMBER 31, 1995 AND

                   THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                OCTOBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                    1995            1995             1996             1997
                                               --------------  ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................  $    4,408,434  $       899,794  $     7,773,962  $    11,580,261
                                               --------------  ---------------  ---------------  ---------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization..............       1,220,988          185,791        1,502,196        1,929,920
  Amortization of deferred compensation......        --                 76,713          430,112          438,900
  Provision for loan losses..................        --              --                  65,000        --
  Amortization of premiums on securities, net
    of accretion on discounts................         792,574          205,071        2,521,119        4,455,050
  (Gain)/loss on sale of securities available
    for sale.................................        --              --                   2,488         (113,958)
  (Gain)/loss on disposal of fixed assets....        --              --                  15,211           (4,727)
  Deferred income taxes......................        (469,000)          78,377          898,513          336,851
  Adjustment to carrying value of interest
    rate floor contracts.....................       1,057,700        --               --               --
  Changes in assets and liabilities:
    Accrued interest and fees receivable.....        (189,689)        (868,478)      (5,925,413)      (6,444,011)
    Other assets.............................        (639,592)         814,394       (3,568,354)      (4,987,865)
    Other liabilities........................       1,074,563         (667,218)       3,928,728        3,615,871
                                               --------------  ---------------  ---------------  ---------------
      Total adjustments......................       2,847,544         (175,350)        (130,400)        (773,969)
                                               --------------  ---------------  ---------------  ---------------
    Net cash provided by operating
      activities.............................       7,255,978          724,444        7,643,562       10,806,292
                                               --------------  ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities
  available for sale.........................        --              --              48,406,151      105,833,935
Proceeds from maturities of securities held
  to maturity................................      18,404,529       12,865,343       39,691,309      107,992,568
Proceeds from sales of securities available
  for sale...................................        --              --              26,904,258       24,833,488
Purchases of securities available for sale...        --              --            (243,550,740)    (323,691,447)
Purchases of securities held to maturity.....     (40,936,504)    (147,559,658)    (359,516,797)    (451,865,060)
Purchase of nonmarketable equity
  securities.................................        --              --                (967,400)      (4,509,200)
Net (increase) decrease in time deposits due
  from banks.................................         (24,345)          24,345        1,000,000        --
Net (increase) decrease in federal funds sold
  and securities purchased under resale
  agreements.................................     (36,000,000)      21,000,000     (105,000,000)      45,000,000
Net (increase) decrease in loans.............        (129,487)      (9,164,520)     (43,437,672)      10,291,932
Proceeds from sales of equipment and
  leasehold improvements.....................        --              --               --                 189,121
Purchases of equipment and leasehold
  improvements...............................      (1,563,538)        (118,205)      (3,235,800)      (4,771,333)
                                               --------------  ---------------  ---------------  ---------------
    Net cash used for investing activities...     (60,249,345)    (122,952,695)    (639,706,691)    (490,695,996)
                                               --------------  ---------------  ---------------  ---------------

                       INVESTORS FINANCIAL SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   YEAR ENDED OCTOBER 31, 1995, THE TWO-MONTH PERIOD ENDED DECEMBER 31, 1995
           AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997 (CONTINUED)

                                                          OCTOBER 31,   DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                             1995          1995           1996           1997
                                                        ------------  -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits............    53,411,987    (39,453,616)   142,007,125     89,702,331
Net increase in time and savings deposits.............       332,489     66,023,363    265,516,792    160,520,692
Net increase in short-term borrowings.................       --          74,401,454    222,019,746    203,111,876
Proceeds from issuance of common stock................       --          37,950,000       --              720,438
Proceeds from exercise of stock options...............       --            --                5,148       --
Proceeds from issuance of trust preferred stock.......       --            --             --           25,000,000
Costs of stock issuance...............................       --          (3,829,062)        35,193       (838,896)
Dividends paid........................................       (60,000)      --             (193,325)      (515,622)
                                                        ------------  -------------  -------------  -------------
  Net cash provided by financing activities...........    53,684,476    135,092,139    629,390,679    477,700,819
                                                        ------------  -------------  -------------  -------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS........       691,109     12,863,888     (2,672,450)    (2,188,885)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD..........     8,343,906      9,035,015     21,898,903     19,226,453
                                                        ------------  -------------  -------------  -------------
CASH AND DUE FROM BANKS, END OF PERIOD................  $  9,035,015  $  21,898,903  $  19,226,453  $  17,037,568
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest................................  $    898,000  $     197,750  $  17,253,000  $  45,968,000
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------
Cash paid for income taxes............................  $  2,919,000  $     885,000  $   4,220,000  $   7,049,000
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

    See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31, 1995, THE TWO-MONTH PERIOD ENDED DECEMBER 31, 1995
AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997
------------------------------------------------------------------------------

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

   As used herein, the defined term "the Company" shall mean IFSC together with the Bank and its domestic and foreign subsidiaries from the date of the share exchange discussed below and shall mean the Bank prior to that date.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation--The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Custody and Trust Assets--Asset administration fees, including securities lending and foreign exchange services and computer services fees, are composed primarily of fee and fee-related income and are recorded on the accrual basis.

   Accounting Estimates--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Securities--The Company classifies all equity securities that have readily determinable fair values and all investments in debt securities into one of three categories, as follows:

   - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

   - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

   - All other debt and equity securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

   Fair Value of Financial Instruments--Statement of Financial Accounting Standards ("SFAS") No. 107 requires the disclosure of the estimated fair value of financial instruments, whether or not recognized in the Company's consolidated balance sheets, estimated using available market information or other appropriate valuation methodologies.

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

   Loans--Interest income on loans is recorded on the accrual basis. Losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to operating expenses based on amounts management considers necessary to meet reasonably foreseeable losses on loans.

   Equipment and Leasehold Improvements--Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets which range from three to seven years.

   Income Taxes--Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in deferred tax assets and liabilities during the year in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are established for temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

   Translation of Foreign Currencies--The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses realized from the settlement of foreign currency transactions, which were not significant in the year ended October 31, 1995, the two-month period ended December 31, 1995, or the years ended December 31, 1996 and 1997, are included in other operating expenses in the consolidated statements of income.

   Derivative Financial Instruments--Prior to the assignment of the unit investment trust servicing more fully described in Note 11, the Bank used derivative financial instruments in the form of interest rate floor contracts ("Floors"). These instruments were matched with fees on trust and custody assets that were based on current interest rates. Periodic cash payments were accrued on a settlement basis. The premiums associated with the instruments were amortized over their term until they were adjusted to market value in March 1995 in connection with the sale of the hedged assets as more fully described in Note 11.

   The Company does not purchase derivative financial instruments for trading purposes. Interest rate swap agreements are matched with specific financial instruments reported on the balance sheet and periodic cash payments are accrued on a settlement basis.

   The Company also enters into interest rate swap agreements as discussed in Note 14 and foreign exchange contracts as discussed in Note 17. The Company implemented SFAS 119, "Disclosure About Derivative Financial Investments and Fair Value of Financial Instruments," in fiscal 1996. This standard requires expanded disclosure about amounts, nature and terms associated with the derivative financial instruments held. The adoption of SFAS 119 did not have a significant impact on the Company's consolidated financial statements.

   The Company enters into foreign exchange contracts with clients and simultaneously enters into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees.

   Liabilities--"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," SFAS No. 125 establishes consistent accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers of financial assets that are secured borrowings based upon the existence of control. SFAS No. 125 was effective and adopted during fiscal 1997. SFAS No. 125 had no material effect upon the Company's consolidated financial statements.

   Stock-Based Compensation--The Company accounts for stock-based compensation using the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation."

   Earnings Per Share--In 1997, the Company adopted SFAS No. 128,
   "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure".

   SFAS No. 128 requires that entities with publicly held common stock or potential common stock compute, present, and disclose earnings per share based upon the Basic and/or Diluted earnings per share ("EPS"). Basic EPS were computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS were computed by increasing the weighted average of common shares outstanding used in Basic EPS by the number of additional common shares that would have been outstanding if the dilutive common stock had been issued. Based upon the Company's capital structure, the Statement requires presentation of both Basic and Diluted EPS.

   SFAS No. 129 establishes standards for disclosure, in summary form with an entity's financial statements, the pertinent rights and privileges of the various securities outstanding. Under SFAS No. 129, the Company discloses within its financial statements the number of shares issued upon conversion, exercise, or satisfaction of required conditions during the most recent annual fiscal period.

   New Accounting Principles--"Reporting Comprehensive Income," SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997.

   "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in the financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

   Reclassifications--Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

3. SECURITIES

    Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1996:

                                                                                                    APPROXIMATE
                                                         CARRYING      UNREALIZED    UNREALIZED       MARKET
HELD TO MATURITY                                          VALUE          GAINS         LOSSES         VALUE
----------------------------------------------------  --------------  ------------  ------------  --------------
Mortgage-backed securities..........................  $  414,664,590  $  1,973,263  $  1,750,168  $  414,887,685
Federal Agency securities...........................      37,517,495        49,546       224,972      37,342,069
Foreign government securities.......................       7,827,838       124,987       --            7,952,825
                                                      --------------  ------------  ------------  --------------
Total...............................................  $  460,009,923  $  2,147,796  $  1,975,140  $  460,182,579
                                                      --------------  ------------  ------------  --------------
                                                      --------------  ------------  ------------  --------------

                                                          AMORTIZED      UNREALIZED   UNREALIZED    CARRYING
AVAILABLE FOR SALE                                          COST            GAINS       LOSSES        VALUE
------------------------------------------------------  --------------  ------------  ----------  --------------
U.S. Treasury securities..............................  $   40,107,999  $    151,304  $        3  $   40,259,300
Mortgage-backed securities............................     229,930,801     1,086,092     155,229     230,861,664
                                                        --------------  ------------  ----------  --------------
Total.................................................  $  270,038,800  $  1,237,396  $  155,232  $  271,120,964
                                                        --------------  ------------  ----------  --------------
                                                        --------------  ------------  ----------  --------------

    Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1997:

                                                                                                    APPROXIMATE
                                                         CARRYING      UNREALIZED    UNREALIZED        MARKET
HELD TO MATURITY                                          VALUE          GAINS         LOSSES          VALUE
----------------------------------------------------  --------------  ------------  ------------  --------------
State and political subdivisions....................  $   35,224,790  $  2,296,252  $    --       $   37,521,042
Mortgage-backed securities..........................     590,364,940     5,649,718       514,023     595,500,635
Federal Agency securities...........................     168,687,478       545,863       491,229     168,742,112
Foreign government securities.......................       7,768,869       175,731       --            7,944,600
                                                      --------------  ------------  ------------  --------------
Total...............................................  $  802,046,077  $  8,667,564  $  1,005,252  $  809,708,389
                                                      --------------  ------------  ------------  --------------
                                                      --------------  ------------  ------------  --------------

                                                          AMORTIZED      UNREALIZED   UNREALIZED    CARRYING
AVAILABLE FOR SALE                                          COST            GAINS       LOSSES        VALUE
------------------------------------------------------  --------------  ------------  ----------  --------------
U.S. Treasury securities..............................  $   30,002,114  $     90,136  $   --      $   30,092,250
Municipal Bonds.......................................       8,348,265        33,588      --           8,381,853
Mortgage-backed securities............................     422,207,689     2,624,065     455,768     424,375,986
                                                        --------------  ------------  ----------  --------------
Total.................................................  $  460,558,068  $  2,747,789  $  455,768  $  462,850,089
                                                        --------------  ------------  ----------  --------------
                                                        --------------  ------------  ----------  --------------

   Nonmarketable equity securities at December 31, 1996 and 1997 consisted of stock of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Company is required to invest in $100 par value stock of the FHLBB in an amount equal to the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If and when such stock is redeemed, the Company will receive an amount equal to the par value of the stock.

    The carrying amounts and approximate market values of securities by effective maturity are as follows:

                                                       DECEMBER 31, 1996               DECEMBER 31, 1997
                                                 ------------------------------  ------------------------------
                                                                  APPROXIMATE                      APPROXIMATE
                                                    CARRYING         MARKET         CARRYING         MARKET
HELD TO MATURITY                                     VALUE           VALUE           VALUE           VALUE
-----------------------------------------------  --------------  --------------  --------------  --------------
Due within one year............................  $   19,052,213  $   18,873,837  $     --        $     --
Due from one to five years.....................     114,459,070     113,819,081     357,580,590     360,361,877
Due five years up to ten years.................     240,620,332     241,016,881     183,840,479     184,373,997
Due after ten years............................      85,878,308      86,472,780     260,625,008     264,972,515
                                                 --------------  --------------  --------------  --------------
Total..........................................  $  460,009,923  $  460,182,579  $  802,046,077  $  809,708,389
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

                                                       DECEMBER 31, 1996               DECEMBER 31, 1997
                                                 ------------------------------  ------------------------------

                                                    AMORTIZED       CARRYING       AMORTIZED        CARRYING
AVAILABLE FOR SALE                                    COST           VALUE            COST           VALUE
-----------------------------------------------  --------------  --------------  --------------  --------------
Due within one year............................  $   19,964,080  $   20,046,800  $   20,020,094  $   20,039,100
Due from one to five years.....................     213,758,992     214,525,641     307,636,460     309,517,768
Due five years up to ten years.................      36,315,728      36,548,523     132,367,416     132,756,384
Due after ten years............................        --              --               534,098         536,837
                                                 --------------  --------------  --------------  --------------
Total..........................................  $  270,038,800  $  271,120,964  $  460,558,068  $  462,850,089
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

   The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

   Five securities available for sale were sold during the year ended December 31, 1997 resulting in gains totaling $113,958.

   The carrying value of securities pledged amounted to approximately $362,000,000 and $590,000,000 at December 31, 1996 and December 31, 1997,
   respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

4. LOANS

   Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at December 31, 1996 or December 31, 1997. In addition, there have been no loan charge-offs or recoveries during the year ended October 31, 1995, the two months ended December 31, 1995 or the years ended December 31, 1996 and 1997. Loans consisted of the following at December 31, 1996 and December 31, 1997:

                                                    DECEMBER 31,           DECEMBER 31,
                                                       1996                   1997
                                                  ---------------         -------------
Loans to individuals............................  $    23,448,999         $  26,857,933
Loans to not-for-profit institutions............           12,500                12,500
Loans to mutual funds...........................       42,875,390            29,174,524
                                                  ---------------         -------------
                                                       66,336,889            56,044,957
Less allowance for loan losses..................          100,000               100,000
                                                  ---------------         -------------
Total...........................................  $    66,236,889         $  55,944,957
                                                  ---------------         -------------
                                                  ---------------         -------------

   The Company had commitments to lend of approximately $37,128,000 and $62,845,000 at December 31, 1996 and December 31, 1997,
   respectively. The terms of these commitments are similar to the terms of outstanding loans.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   The major components of equipment and leasehold improvements are as follows at December 31, 1996 and December 31, 1997:

                                                                                       DECEMBER 31,   DECEMBER 31,
                                                                                           1996          1997
                                                                                       ------------  -------------
Furniture, fixtures and equipment....................................................  $  8,516,450  $  11,189,053
Leasehold improvements...............................................................       744,395        492,138
                                                                                       ------------  -------------
Total................................................................................     9,260,845     11,681,191
Less accumulated depreciation and amortization.......................................     4,016,871      3,780,197
                                                                                       ------------  -------------
Equipment and leasehold improvements, net............................................  $  5,243,974  $   7,900,994
                                                                                       ------------  -------------
                                                                                       ------------  -------------

6. DEPOSITS

   Time deposits at December 31, 1996 and December 31, 1997 include noninterest-bearing amounts of approximately $55,000,000 and $65,000,000, respectively.

   All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1996 and December 31, 1997.

7. SHORT-TERM BORROWINGS

   The major components of short-term borrowings are as follows at December 31, 1996 and December 31, 1997:

                                                                                    DECEMBER 31,    DECEMBER 31,
                                                                                        1996            1997
                                                                                   --------------  --------------
Repurchase agreements............................................................  $  296,421,201  $  499,188,363
Treasury, Tax and Loan account...................................................         399,551         744,265
                                                                                   --------------  --------------
Total............................................................................  $  296,820,752  $  499,932,628
                                                                                   --------------  --------------
                                                                                   --------------  --------------

   The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The interest rate on the outstanding agreements at December 31, 1996 was 5.91% and all agreements matured on January 2, 1997. The interest rate on the outstanding agreements at December 31, 1997 ranged from 4.95% to 5.90% and all agreements mature by March 3, 1998.

   The Company receives federal tax deposits from clients as an agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account. The Federal Reserve Bank charges the Company interest at the Federal Funds rate on such deposits. The interest rates on the outstanding balances at December 31, 1996 and December 31, 1997 were 5.10% and 5.26% respectively.

   The following securities were pledged under the repurchase agreements at December 31, 1996 and December 31, 1997:

                                                       DECEMBER 31, 1996               DECEMBER 31, 1997
                                                 ------------------------------  ------------------------------
                                                                   APPROXIMATE                     APPROXIMATE
                                                    CARRYING         MARKET         CARRYING         MARKET
                                                     VALUE           VALUE           VALUE           VALUE
                                                 --------------  --------------  --------------  --------------
U.S. Treasury securities.......................  $   37,249,940  $   37,249,940  $   20,392,469  $   20,392,469
Federal Agency securities......................      25,000,000      24,803,950        --              --
Mortgage-backed securities.....................     245,689,672     246,777,873     501,141,751     503,300,183
                                                 --------------  --------------  --------------  --------------
Total..........................................  $  307,939,612  $  308,831,763  $  521,534,220  $  523,692,652
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

   The amount outstanding at December 31, 1997 was the highest amount outstanding at any month end during the year ended December 31, 1997. The average balance during the year ended December 31, 1997 was $509,288,000.

8. INCOME TAXES

    The components of income tax expenses are as follows for the year ended October 31, 1995, the two-month period ended December 31, 1995, and the years ended December 31, 1996 and 1997:

                                                          OCTOBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                              1995          1995          1996          1997
                                                          ------------  ------------  ------------  ------------
Current:
  Federal...............................................  $  2,781,000   $  445,480    $3,593,391    $5,453,161
  State.................................................       484,000      139,429       181,416       714,422
  Foreign...............................................         4,000        7,012       193,251         9,462
                                                          ------------  ------------  ------------  ------------
                                                             3,269,000      591,921     3,968,058     6,177,045
                                                          ------------  ------------  ------------  ------------
Deferred:
  Federal...............................................      (391,000)      50,538       619,357       246,014
  State.................................................      (154,000)      17,580       240,861        90,838
  Foreign...............................................        76,000       10,259        38,295        --
                                                          ------------  ------------  ------------  ------------
                                                              (469,000)      78,377       898,513       336,852
                                                          ------------  ------------  ------------  ------------
Minority Interest.......................................       --            --            --           808,467
                                                          ------------  ------------  ------------  ------------
Total income taxes......................................  $  2,800,000   $  670,298    $4,866,571    $7,322,364
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------

    Differences between the effective income tax rate and the federal statutory rates are as follows for the year ended October 31, 1995, the two-month period ended December 31, 1995, and the years ended December 31, 1996 and 1997:

                                                            OCTOBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                               1995            1995             1996             1997
                                                           -------------  ---------------  ---------------  ---------------
Federal statutory rate...................................        34.00%          34.00%           35.00%           35.00%
State income tax rate, net of federal benefit............         3.00            6.60             2.20             2.89
Foreign income taxes with different rates................         0.70            1.10             1.20             0.03
Tax-exempt income, net of disallowance...................       --              --               --                (2.79)
Other....................................................         1.10            1.00             0.10             0.87
                                                                 -----           -----            -----            -----
Effective tax rate.......................................        38.80%          42.70%           38.50%           36.00%

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 1996 and December 31, 1997:

                                                                                      DECEMBER 31,  DECEMBER 31,
                                                                                          1996          1997
                                                                                      ------------  -------------
Deferred tax assets:
  Employee benefit plans............................................................   $  933,216   $     829,330
  Other.............................................................................       37,562          84,716
                                                                                      ------------  -------------
                                                                                          970,778         914,046
Deferred tax liabilities:
  Prepaid insurance.................................................................     (620,979)       (636,948)
  Securities available for sale.....................................................     (432,866)       (825,128)
  Unearned compensation.............................................................     (183,175)       (139,431)
  Depreciation and amortization.....................................................     (106,514)       (414,409)
                                                                                      ------------  -------------
Net deferred tax asset (liability)..................................................   $ (372,756)  $  (1,101,870)
                                                                                      ------------  -------------
                                                                                      ------------  -------------

    Net deferred tax liabilities are reported as a component of other liabilities in the 1996 and 1997 consolidated balance sheets.

9. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

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

10. STOCKHOLDERS' EQUITY

    The Company has authorized 1,000,000 shares of Preferred Stock, 650,000 shares of Class A Common Stock and 20,000,000 shares of Common Stock, all with a par value of $.01 per share. At December 31, 1996 and December 31, 1997, there were no preferred shares issued or outstanding. There were 359,545 and 0 shares of Class A Common Stock and 6,084,767 and 6,470,313 shares of Common Stock issued and outstanding at December 31, 1996 and December 31, 1997, respectively.

    The Company has three stock option plans, the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan. Under the terms of the 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 560,000 shares of Common Stock to certain employees, consultants, directors and officers. On November 18, 1997, subject to approval by a majority of the holders of the Company's Common Stock eligible to vote thereon, the Board of Directors of the Company authorized the issuance of up to an additional 600,000 shares of Common Stock under the 1995 Stock Plan. The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock.

    Under the terms of the 1995 Non-Employee Director Stock Option Plan, the Company may grant options to non-employee directors to purchase up to a maximum of 40,000 shares of Common Stock. Options to purchase 2,500 shares of Common Stock were awarded at the date of initial public offering to each director. Subsequently, any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, non-employee directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model.

    The exercise price of options under the 1995 Non-Employee Director Stock Option Plan and the incentive options under the 1995 Stock Plan may not be less than the fair market value at the date of the grant. The exercise price of the nonqualified options from the 1995 Stock Plan is determined by the compensation committee of the Board of Directors. All options become exercisable as specified at the date of the grant.

    In November 1995, the Company granted 114,000 shares to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vest in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. The Company has recorded deferred compensation of $1,687,675 and $1,248,775 at December 31, 1996 and December 31, 1997, respectively, pursuant to these grants.

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

    A summary of option activity under all plans is as follows:

                                                                                       NUMBER OF    WEIGHTED-AVERAGE
                                                                                        SHARES       EXERCISE PRICE
                                                                                      -----------  -------------------
Outstanding at December 31, 1996....................................................     345,150        $      21
Granted.............................................................................     187,262               43
Exercised...........................................................................     (14,753)              17
Canceled............................................................................        (375)              17
                                                                                      -----------
Outstanding at December 31, 1997....................................................     517,284               30
                                                                                      -----------
Outstanding and exercisable at December 31, 1997....................................     148,939
                                                                                      -----------

    Under the Employee Stock Purchase Plan, adopted in fiscal year 1997, the Company sold 11,248 shares of Common Stock to employees at December 31, 1997. The exercise price of the stock was $41.50, or 90% of the average market value of the Common Stock on the last business day of the payment period.

    Employee Stock-Based Compensation--With respect to employee stock-based compensation, the Company has adopted the disclosure-only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying financial statements for employee stock-based compensation awarded under the three stock employee stock option plans. If compensation cost had been determined for awards granted under the employee stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1996 and December 31, 1997 would have decreased to the pro forma amounts indicated below:

                                                    DECEMBER 31,   DECEMBER 31,
                                                        1996           1997
                                                   --------------  ------------
Net income                          As reported      $7,773,942    $  11,580,261
                                    Pro forma         7,502,714       10,976,162

Basic earnings per share            As reported            1.21             1.80
                                    Pro forma              1.17             1.71

Diluted earnings per share          As reported            1.20             1.75
                                    Pro forma              1.16             1.66

    The fair value of each option grant under the employee stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 1997 and 1996, respectively: an assumed risk-free interest rate of 5.61% and 6.25%, an expected life of five years for both years, an expected volatility of 27% and 20%, and nominal dividends paid for both years.

    The fair value of each option grant under the employee stock purchase plan was estimated by computing the option discount which is the difference between the average market value of the Company's Common Stock during the payment period and the lesser of (i) 90% of the average market value of the Common Stock on the first business day of the payment period, or (ii) 90% of the average market value of the Common Stock on the last business day of the payment period.

    EARNINGS PER SHARE--As a result of the EPS methods required to be disclosed by the Company under SFAS No. 128, the Statement also requires disclosure of a reconciliation from Basic EPS to Diluted EPS for the two-month period ended December 31, 1995, and for the years ended December 31, 1996 and 1997 as follows:

                                                                                                            PER-
                                                                                                            SHARE
                                                                                 INCOME        SHARES      AMOUNT
                                                                              -------------  ----------  -----------
DECEMBER 31, 1997
BASIC EPS
Income available to common stockholders.....................................  $  11,580,261   6,446,428   $    1.80
                                                                                                              -----
                                                                                                              -----
Dilutive effect of common equivalent shares of stock options................                    169,175
                                                                                             ----------
DILUTED EPS
Income available to common stockholders.....................................  $  11,580,261   6,615,603   $    1.75
                                                                              -------------  ----------       -----
                                                                              -------------  ----------       -----

DECEMBER 31, 1996
BASIC EPS
Income available to common stockholders.....................................  $   7,773,942   6,444,195   $    1.21
                                                                                                              -----
                                                                                                              -----
Dilutive effect of common equivalent shares of stock options................                     60,187
                                                                                             ----------
DILUTED EPS
Income available to common stockholders.....................................  $   7,773,942   6,504,382   $    1.20
                                                                              -------------  ----------       -----
                                                                              -------------  ----------       -----

DECEMBER 31, 1995
BASIC EPS
Income available to common stockholders.....................................  $     899,794   6,444,000   $    0.14
                                                                                                              -----
                                                                                                              -----
Dilutive effect of common equivalent shares of stock options................                     36,561
                                                                                             ----------
DILUTED EPS
Income available to common stockholders.....................................  $     899,794   6,480,561   $    0.14
                                                                              -------------  ----------       -----
                                                                              -------------  ----------       -----

11. PROCEEDS FROM ASSIGNMENT OF UNIT INVESTMENT TRUST SERVICING, NET

    On March 1, 1995, the Company recognized a net gain of $2,572,298 of noninterest income resulting from the assignment to another company of the rights to service approximately $5.0 billion of unit investment trust assets. In connection with the assignment, the Company adjusted to market value interest rate floors with a notional amount of $80,000,000, and the resulting loss of $1,057,700 is reported net of the cash proceeds from the assignment of unit investment trust servicing. These interest rate floors had previously been designated as hedges of fees from the unit investment trusts (see Note 14).

12. EMPLOYEE BENEFIT PLANS

    PENSION PLAN--The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997. The benefits are based on years of service and the employee's compensation during employment. The Company's funding policy is to contribute annually the maximum amount which can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future.

    The Company established a supplemental retirement plan in 1994 that covers certain employees and pays benefits that supplements any benefits paid under the qualified plan. Benefits under the supplemental plan are generally based on compensation not includable in the calculation of benefits to be paid under the qualified plan. The total cost of this plan to the Company was $86,563, $6,827, $36,960 and $60,002 in the year ended October 1995, the two-month period ended December 31, 1995, and the years ended December 31, 1996 and December 31, 1997, respectively.

    The following table sets forth the funded status and accrued pension cost for the Company's pension plans.

                                                                                      DECEMBER 31,   DECEMBER 31,
                                                                                          1996           1997
                                                                                      -------------  -------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested benefits of $3,746,000 and
    $4,316,000 for December 31, 1996 and 1997, respectively.........................  $   4,109,000  $   4,775,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Projected benefit obligations for services rendered to date.........................  $   6,885,000  $   6,285,000
Plan assets at fair value, primarily listed stocks and U.S. government
  obligations.......................................................................      6,213,000      8,168,000
                                                                                      -------------  -------------
Projected benefit obligations in excess of assets...................................       (672,000)     1,883,000
Unrecognized net gain from past experience different from that assumed and effects
  of changes in assumptions.........................................................     (1,075,000)    (3,363,000)
Prior service cost not yet recognized in periodic pension cost......................        238,000        210,000
Unrecognized net (asset) liability..................................................       (378,000)      (339,000)
                                                                                      -------------  -------------
Accrued pension cost................................................................  $  (1,887,000) $  (1,609,000)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    Net pension cost included the following components for the year ended October 31, 1995, the two-month period ended December 31, 1995 and the years ended December 31, 1996 and 1997:

                                                          OCTOBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                             1995          1995          1996           1997
                                                          -----------  ------------  -------------  -------------
Service cost--benefits earned during the period.........   $ 618,000    $  123,000   $     848,000  $     540,000
Interest cost on projected benefit obligations..........     425,000        86,000         520,000        557,000
Return on plan assets...................................    (420,000)      (73,000)     (1,013,000)    (1,279,000)
Net amortization and deferral...........................      (5,000)        1,000         508,000        714,000
                                                          -----------  ------------  -------------  -------------
Net periodic pension cost...............................   $ 618,000    $  137,000   $     863,000  $     532,000
                                                          -----------  ------------  -------------  -------------
                                                          -----------  ------------  -------------  -------------

    The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:

                                                               DECEMBER 31,       DECEMBER 31,
                                                                   1996               1997
                                                             -----------------  -----------------
Weighted average discount rate.............................            7.5%               7.5%
Rate of increase in future compensation levels.............            5.0                5.0
Long-term rate of return on plan assets....................            8.5                8.5

    EMPLOYEE SAVINGS PLAN--The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees who elect to participate. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $222,000, $36,000, $208,000 and $436,000 in the year ended October 31, 1995, the two-month period ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

13. RELATED-PARTY TRANSACTIONS

    As a result of the Spin-off Transaction described in Note 1, transactions between the Company and EVC are no longer considered related-party transactions. However, prior to the Spin-off Transaction, the Company entered into various transactions with EVC and a group of mutual funds sponsored by EVC. The following is a summary of such related-party transactions for the year ended October 31, 1995:

                                                                                 OCTOBER 31,
                                                                                     1995
                                                                                --------------
Asset administration fee income...............................................  $    8,355,000
Computer service fee income...................................................         506,000
Occupancy expense.............................................................         260,000

    The aggregate of the above fees exceeded 10% of the Company's interest income and non-interest income.

    In addition, EVC and its group of mutual funds had the following amounts outstanding with the Company at October 31, 1995:

Fees receivable...............................................  $   308,000
Deposits......................................................  102,869,000

14. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    LINES OF CREDIT--At December 31, 1997, the Company had commitments to individuals under collateralized open lines of credit totaling $90,726,000, against which $27,881,000 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

    INTEREST-RATE CONTRACTS--The following table summarizes the contractual or notional amounts of derivative financial instruments held by the Company at December 31, 1996 and 1997:

                                                                                    DECEMBER 31,    DECEMBER 31,
                                                                                        1996            1997
                                                                                   --------------  --------------
Interest rate contracts:
Swap agreements..................................................................  $  180,000,000  $  340,000,000
Floor contracts..................................................................      30,000,000        --

    Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. An interest rate floor is a contract purchased from a counterparty which specifies a minimum interest rate for the specified period of time. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. During 1997, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 24 months. The weighted-average fixed-payment rates were 5.90 percent at December 31, 1997. Variable-interest payments received are indexed to 1 month LIBOR. At December 31, 1997, the weighted-average rate of variable market-indexed interest payment obligations to the Bank was 5.79 percent. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the market value was approximately ($358,000) at December 31, 1997.

15. COMMITMENTS AND CONTINGENCIES

    RESTRICTIONS ON CASH BALANCES--The Company is required to maintain certain average cash reserve balances with the Federal Reserve Bank. The reserve balance requirement as of December 31, 1997 was $37,081,000. In addition, other cash balances in the amount of $1,562,000 were pledged to secure clearings with a depository institution as of December 31, 1997.

    LEASE COMMITMENTS--Minimum future commitments on noncancelable operating leases at December 31, 1997 were as follows:

                                                                                            BANK
                                                                                          PREMISES     EQUIPMENT
                                                                                        ------------  ------------
Fiscal Year Ending
1998..................................................................................  $  6,051,092  $  1,997,720
1999..................................................................................     6,079,504     1,661,790
2000..................................................................................     5,814,212       525,269
2001..................................................................................     5,694,734       --
2002 and beyond.......................................................................    29,999,475       --

    Total rent expense was $5,511,000, $843,000, $5,838,000 and $6,426,000 for the year ended October 31, 1995, the two months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

    On February 1, 1996, the Company entered into a five year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay minimum annual charges of $387,214, $406,788, $427,119, and $35,735 in the years ended December 31, 1998, 1999, 2000, and 2001, respectively. These minimum charges can increase due to certain usage thresholds. Service expense under this contract was $452,463 for the year ended December 31, 1997.

    CONTINGENCIES--The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at December 31, 1997 that are material to the consolidated financial position or results of operations of the Company.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value and estimated fair value of financial instruments are as follows at December 31, 1996 and 1997 (in thousands):

                                                                    DECEMBER 31, 1996        DECEMBER 31, 1997
                                                                 -----------------------  -----------------------
                                                                  CARRYING      FAIR       CARRYING      FAIR
                                                                   AMOUNT       VALUE       AMOUNT       VALUE
                                                                 ----------  -----------  ----------  -----------
On-balance sheet amounts:
  Cash and due from banks......................................  $   19,226  $    19,226  $   17,038  $    17,038
  Federal funds sold...........................................     120,000      120,000      75,000       75,000
  Securities held to maturity..................................     460,010      460,183     802,046      809,708
  Securities available for sale................................     271,121      271,121     462,850      462,850
  Loans........................................................      66,237       66,237      55,945       55,945
  Deposits.....................................................     596,517      596,517     846,740      846,740

 Off-balance sheet amounts:
  Commitments to lend ($37,127 and $62,845 at December 31, 1996
    and 1997)..................................................      --           37,127      --           62,845
  Interest rate floor contracts (notional amounts of $30,000
    and $0 at December 31, 1996 and 1997)                            --          --           --          --
  Interest rate swap agreements (notional amounts of $180,000 and
    $340,000 at December 31, 1996 and 1997)....................      --         (112,160)     --         (357,927)
  Foreign exchange contracts (notional amounts of $114,302 and
    $45,884 at December 31, 1996 and 1997).....................      --          --           --          --

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since those dates and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17. FOREIGN EXCHANGE CONTRACTS

    A summary of foreign exchange contracts outstanding at December 31, 1996 and December 31, 1997 is as follows (in thousands):

                                                                  DECEMBER 31, 1996
                                                       ---------------------------------------
                                                                                 UNREALIZED
CURRENCY                                                PURCHASES     SALES       GAIN/LOSS
-----------------------------------------------------  -----------  ---------  ---------------
Hong Kong (HKD)......................................   $   1,807   $   1,807        --
Japan (JPY)..........................................      40,828      40,828        --
France (FRF).........................................       1,093       1,093        --
United Kingdom (GBP).................................       1,873       1,873        --
Malaysia (MYR).......................................       6,009       6,009        --
Germany (DEM)........................................       2,118       2,118        --
Switzerland (CHF)....................................      --          --            --
Singapore (SGD)......................................         331         331        --
Sweden (SEK).........................................         139         139        --
Canada (CAD).........................................      --          --            --
Netherlands (NLG)....................................         918         918        --
Spain (ESP)..........................................          85          85        --
Italy (ITL)..........................................          51          51        --
Other currencies.....................................       1,894       1,894        --
                                                       -----------  ---------  ---------------
                                                        $  57,146   $  57,146        --
                                                       -----------  ---------  ---------------
                                                       -----------  ---------  ---------------


                                                                     DECEMBER 31, 1997
                                                         ------------------------------------------
                                                                                      UNREALIZED
CURRENCY                                                  PURCHASES     SALES          GAIN/LOSS
-----------------------------------------------------    -----------  ---------     ---------------
Hong Kong (HKD)......................................     $   5,011   $   5,011           --
Japan (JPY)..........................................         5,000       5,000           --
France (FRF).........................................         4,292       4,292           --
United Kingdom (GBP).................................         3,440       3,440           --
Malaysia (MYR).......................................         1,218       1,218           --
Germany (DEM)........................................         1,016       1,016           --
Switzerland (CHF)....................................           483         483           --
Singapore (SGD)......................................           368         368           --
Sweden (SEK).........................................           317         317           --
Canada (CAD).........................................           278         278           --
Netherlands (NLG)....................................           271         271           --
Spain (ESP)..........................................           185         185           --
Italy (ITL)..........................................           145         145           --
Other currencies.....................................           918         918           --
                                                         -----------  ---------     ---------------
                                                          $  22,942   $  22,942           --
                                                         -----------  ---------     ---------------
                                                         -----------  ---------     ---------------

The maturity of contracts outstanding as of December 31, 1997 is as follows:

MATURITY                                                                                      PURCHASES     SALES
-------------------------------------------------------------------------------------------  -----------  ---------
January 1998...............................................................................   $  17,279   $  17,279
February 1998..............................................................................       5,663       5,663

18. REGULATORY MATTERS

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

    As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Bank and the Company for the years ended December 31, 1997 and December 31, 1996. The capital ratios for the Bank were substantially the same as the capital ratios of the Company for the year ended December 31, 1996.

                                                                                                          TO BE WELL
                                                                                                      CAPITALIZED UNDER
                                                                               FOR CAPITAL            PROMPT CORRECTIVE
                                                        ACTUAL              ADEQUACY PURPOSES:        ACTION PROVISIONS:
                                               ------------------------  ------------------------  ------------------------
                                                  AMOUNT        RATIO       AMOUNT        RATIO       AMOUNT        RATIO
                                               -------------  ---------  -------------  ---------  -------------  ---------
AS OF DECEMBER 31, 1997:
  Total Capital
    (to Risk Weighted Assets--the Company)...  $  97,695,092     29.03%  $  26,919,487      8.00%       N/A          N/A
    (to Risk Weighted Assets--the Bank)......  $  96,140,693     28.57%  $  26,918,947      8.00%  $  33,648,684     10.00%
  Tier I Capital
    (to Risk Weighted Assets--the Company)...  $  97,595,092     29.00%  $  13,459,744      4.00%       N/A          N/A
    (to Risk Weighted Assets--the Bank)......  $  96,040,693     28.54%  $  13,459,473      4.00%  $  20,189,210      6.00%
  Tier I Capital
    (to Average Assets- the Company).........  $  97,595,092      6.39%  $  61,062,667      4.00%       N/A          N/A
    (to Average Assets--the Bank)............  $  96,040,693      6.31%  $  60,892,699      4.00%  $  76,115,874      5.00%

AS OF DECEMBER 31, 1996:
  Total Capital
    (to Risk Weighted Assets)................  $  60,818,485     24.71%  $  19,691,528      8.00%  $  24,614,410     10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)................  $  60,718,485     24.67%  $   9,845,764      4.00%  $  14,768,646      6.00%
  Tier I Capital
    (to Average Assets)......................  $  60,718,485      9.65%  $  25,155,710      4.00%  $  31,444,637      5.00%

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

                                                          FIRST         SECOND          THIRD         FOURTH
YEAR ENDED DECEMBER 31, 1997                             QUARTER        QUARTER        QUARTER        QUARTER
----------------------------------------------------  -------------  -------------  -------------  -------------
Interest income.....................................  $  15,031,602  $  16,991,919  $  19,117,584  $  21,894,824
Interest expense....................................      8,575,466     10,402,357     13,020,232     14,865,176
Noninterest income..................................     17,759,820     18,549,079     19,981,922     20,525,379
Operating expenses..................................     19,313,673     20,093,016     20,873,443     22,368,865
Income before income taxes and Minority Interest....      4,902,283      5,045,625      5,205,831      5,186,162
Income taxes........................................      1,822,219      1,758,081      1,875,046      1,867,018
Minority Interest...................................        258,498        392,835        395,143        390,800
Net income..........................................      2,821,566      2,894,709      2,935,642      2,928,344
Basic earnings per share............................            .44            .45            .46            .45
Diluted earnings per share..........................            .43            .44            .44            .44

20. FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SECURITIES CORP. (PARENT ONLY)

    The following represents the separate condensed financial statements of IFSC as of December 31, 1996 and 1997, and for the two-month period ended December 31, 1995 and the years ended December 31, 1996 and 1997.

                                                                       TWO MONTHS
                                                                          ENDED       YEAR ENDED    YEAR ENDED
                                                                       DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
STATEMENTS OF INCOME                                                      1995           1996          1997
---------------------------------------------------------------------  ------------  ------------  -------------
Equity in undistributed income of bank subsidiary....................   $  899,794    $7,601,082   $  11,026,680
Equity in undistributed income of non-bank subsidiaries..............       --            --              28,475
Dividend income from bank subsidiary.................................       --           478,546       2,142,391
Dividend income from non-bank subsidiaries...........................       --            --              69,528
Interest expense on subordinated debt................................       --            --          (2,315,271)
Income tax benefit...................................................       --            --             908,284
Operating expenses...................................................       --          (305,666)       (279,826)
                                                                       ------------  ------------  -------------
Net income...........................................................   $  899,794    $7,773,962   $  11,580,261
                                                                       ------------  ------------  -------------
                                                                       ------------  ------------  -------------

                                                                                    DECEMBER 31,    DECEMBER 31,
BALANCE SHEETS                                                                          1996            1997
----------------------------------------------------------------------------------  -------------  --------------
Assets:

Cash..............................................................................  $    --        $    1,154,645
Investments in bank subsidiary....................................................     61,367,783      97,507,587
Investments in non-bank subsidiaries..............................................       --               732,946
Receivable due from bank subsidiary...............................................        493,089       1,455,953
Income tax receivable.............................................................       --                 1,584
Other assets......................................................................          3,438           5,168
                                                                                    -------------  --------------
Total Assets......................................................................  $  61,864,310  $  100,857,883
                                                                                    -------------  --------------
                                                                                    -------------  --------------

Liabilities and Stockholders' Equity
Accrued expenses..................................................................  $    --        $       23,426
Other liabilities.................................................................          5,000         159,576
Subordinated debt.................................................................       --            25,774,000
                                                                                    -------------  --------------
    Total Liabilities.............................................................          5,000      25,957,002
                                                                                    -------------  --------------
                                                                                    -------------  --------------
Stockholders' Equity
  Common stock....................................................................         64,443          64,703
  Surplus.........................................................................     54,352,812      55,072,990
  Deferred compensation...........................................................     (1,687,675)     (1,248,775)
  Retained earnings...............................................................      8,480,431      19,545,070
  Net unrealized gains on available for sale securities...........................        649,299       1,466,893
                                                                                    -------------  --------------
    Total Stockholders' Equity....................................................     61,859,310      74,900,881
                                                                                    -------------  --------------
Total Liabilities and Stockholders' Equity........................................  $  61,864,310  $  100,857,883
                                                                                    -------------  --------------
                                                                                    -------------  --------------

20. FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SECURITIES CORP. (PARENT ONLY) (CONTINUED)

                                                                        TWO MONTHS
                                                                           ENDED       YEAR ENDED    YEAR ENDED
                                                                       DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
STATEMENTS OF CASH FLOWS                                                   1995           1996          1997
---------------------------------------------------------------------  -------------  ------------  -------------
Cash flows from operating activities:
  Net income.........................................................  $     899,794   $7,773,962   $  11,580,261
                                                                       -------------  ------------  -------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred compensation............................         76,713      430,112         438,900
    Change in assets and liabilities:
      Receivable due from bank subsidiary............................       --           (416,376)       (962,864)
      Income tax receivable..........................................       --             --              (1,584)
      Accrued expenses...............................................       --             --              23,426
      Other assets...................................................       --             (3,438)         (1,731)
      Other liabilities..............................................       --              5,000         154,576
    Equity in undistributed earnings of bank subsidiary..............       (976,507)  (7,601,082)    (11,055,155)
                                                                       -------------  ------------  -------------
  Total adjustments..................................................       (899,794)  (7,585,784)    (11,404,432)
                                                                       -------------  ------------  -------------
Net cash provided by operating activities............................       --            188,178         175,829
                                                                       -------------  ------------  -------------
Cash flows from investing activities:
  Payments for investments in and advances to subsidiary.............    (34,120,938)     (35,193)    (25,000,000)
                                                                       -------------  ------------  -------------
Net cash used by investing activities................................    (34,120,938)     (35,193)    (25,000,000)
                                                                       -------------  ------------  -------------
Cash flows from financing activities:
  Proceeds from common stock.........................................     37,950,000       --            --
  Costs of stock issuance............................................     (3,829,062)      35,193         720,438
  Proceeds from issuance of subordinated debt, net of issuance
    costs............................................................       --             --          25,774,000
  Proceeds from exercise of stock options............................       --              5,148        --
  Dividends paid.....................................................                    (193,326)       (515,622)
                                                                       -------------  ------------  -------------
Net cash provided (used) by financing activities.....................     34,120,938     (152,985)     25,978,816
                                                                       -------------  ------------  -------------
Net increase in cash and due from banks..............................       --             --           1,154,645
Cash and Due from Banks, beginning of period.........................       --             --            --
                                                                       -------------  ------------  -------------
Cash and Due from Banks, end of period...............................  $    --         $   --       $   1,154,645
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------