Form 10-Q
period 1998-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 1998-05-14
CIK 949589

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

      /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly period ended March 31, 1998

                                       or

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

         As of April 30, 1998, there were 6,483,281 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INVESTORS FINANCIAL SERVICES CORP.

                                      INDEX

PART I            FINANCIAL INFORMATION


                                                                              Page
                                                                              ----
      Item 1.  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets
                 December 31, 1997 (audited) and

                 March 31, 1998 (unaudited)                                     3

               Condensed Consolidated Income Statements  (unaudited)

                 Three months ended March 31, 1997 and 1998                     4

               Condensed Statement of Stockholder's Equity (unaudited)

                 Three months ended March 31, 1998                              5

               Condensed Consolidated Statements of Cash Flows (unaudited)

                 Three months ended March 31, 1997 and 1998                     6

               Notes to Condensed Consolidated Financial Statements             8


      Item 2.  Management's Discussion and Analysis of Financial Condition     20
               and Results of Operations



SIGNATURES                                                                     34


INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND  MARCH 31, 1998

--------------------------------------------------------------------------------


                                                                           December 31,          March 31,
     ASSETS                                                                   1997                 1998
                                                                                                (unaudited)
Cash and due from banks                                                  $    17,037,568     $    69,668,890
Federal funds sold and securities purchased under resale agreements           75,000,000          50,000,000
Securities held to maturity (approximate market values of
  $809,708,389 and $897,903,949 at December 31, 1997
  and March 31, 1998, respectively)                                          802,046,077         890,541,133
Securities available for sale                                                462,850,089         462,081,710
Nonmarketable equity securities                                                5,476,600           7,626,500
Loans, less allowance for loan losses of $100,000
  at December 31, 1997 and March 31, 1998                                     55,944,957          78,229,537
Accrued interest and fees receivable                                          22,810,182          23,537,593
Equipment and leasehold improvements, net                                      7,900,994           8,676,962
Other assets                                                                  10,277,738           9,796,713
                                                                         ---------------     ---------------
TOTAL ASSETS                                                             $ 1,459,344,205     $ 1,600,159,038
                                                                         ---------------     ---------------
                                                                         ---------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Demand                                                              $   354,616,945     $   361,793,873
    Savings                                                                 427,122,987         373,858,819
    Time                                                                     65,000,000          65,000,000
                                                                         ---------------     ---------------
      Total deposits                                                        846,739,932         800,652,692

Short-term borrowings                                                        499,932,628         682,405,433
Other liabilities                                                             13,609,660          14,880,468
                                                                         ---------------     ---------------
      Total liabilities                                                    1,360,282,220       1,497,938,593
                                                                         ---------------     ---------------
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated deferrable interest
  debentures of the Company                                                   24,161,104          24,168,180
                                                                         ---------------     ---------------
STOCKHOLDERS' EQUITY:

  Common stock                                                                    64,703              64,851
  Surplus                                                                     55,072,990          55,246,978
  Deferred compensation                                                       (1,248,775)         (1,064,456)
  Retained earnings                                                           19,545,070          22,559,115
  Accumulated other comprehensive income                                       1,466,893           1,245,817
  Treasury stock (at par, 4,000 shares)                                             --                   (40)
                                                                         ---------------     ---------------
Total stockholders' equity                                                    74,900,881          78,052,265
                                                                         ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,459,344,205     $ 1,600,159,038
                                                                         ---------------     ---------------
                                                                         ---------------     ---------------


           See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED INCOME STATEMENTS  (unaudited)
THREE MONTHS ENDED MARCH 31, 1997 AND 1998

--------------------------------------------------------------------------------



                                                                                  March 31,                March 31,
                                                                                    1997                     1998

OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased
     under resale agreements                                                $        675,747           $      348,559
   Investment securities held to maturity and available for sale                  13,691,446               19,963,021
   Loans                                                                             664,409                  668,706
                                                                            ----------------           --------------
     Total interest income                                                        15,031,602               20,980,286

Interest expense:
   Deposits                                                                        4,445,602                5,651,354
   Short-term borrowings                                                           4,129,864                8,204,807
                                                                            ----------------           --------------
     Total interest expense                                                        8,575,466               13,856,161
                                                                            ----------------           --------------
     Net interest income                                                           6,456,136                7,124,125

Noninterest income:
   Asset administration fees                                                      17,607,375               20,844,655
   Computer service fees                                                             116,460                  118,985
   Other operating income                                                             35,985                  109,524
   Gain on sale of securities available for sale                                        -                     200,427
                                                                            ----------------           --------------
     Net operating revenue                                                        24,215,956               28,397,716

OPERATING EXPENSES:
   Compensation and benefits                                                      11,468,135               14,056,446
   Technology and telecommunications                                               2,462,067                2,563,054
   Transaction processing services                                                 2,037,711                2,030,977
   Occupancy                                                                       1,088,480                1,623,275
   Depreciation and amortization                                                     388,339                  533,604
   Travel and sales promotion                                                        331,503                  383,768
   Professional fees                                                                 472,141                  244,016
   Insurance                                                                         181,759                  185,823
   Other operating expenses                                                          883,538                1,153,365
                                                                            ----------------           --------------
     Total operating expenses                                                     19,313,673               22,774,328
                                                                            ----------------           --------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                   4,902,283                5,623,388

Provision for income taxes                                                         1,822,219                2,024,419
Minority interest expense, net of income taxes                                       258,498                  390,800
                                                                            ----------------           --------------
NET INCOME                                                                         2,821,566                3,208,169
                                                                            ----------------           --------------
Other comprehensive income, net of tax:
     Unrealized gain (loss) on securities:
     Unrealized holding gains (losses) arising during the period                      45,414                 (221,076)
                                                                            ----------------           --------------
   Other comprehensive income (loss)                                                  45,414                 (221,076)
                                                                            ----------------           --------------
     Comprehensive income                                                   $      2,866,980           $    2,987,093
                                                                            ----------------           --------------
                                                                            ----------------           --------------
BASIC EARNINGS PER SHARE                                                    $           0.44           $         0.50
                                                                            ----------------           --------------
                                                                            ----------------           --------------
DILUTED EARNINGS PER SHARE                                                  $           0.43           $         0.48
                                                                            ----------------           --------------
                                                                            ----------------           --------------



   See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
THREE MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                               Other
                                          Common                   Deferred     Retained    Comprehensive  Treasury
                                           Stock     Surplus     Compensation   Earnings    Income (Loss)   Stock          Total
BALANCE, DECEMBER 31, 1997                $64,703  $55,072,990   $(1,248,775)  $19,545,070   $ 1,466,893   $ -         $ 74,900,881

Amortization of deferred compensation        -            -          184,319        -               -        -              184,319
Exercise of stock options                     148      250,948          -           -               -        -              251,096
Purchase of treasury stock                   -         (76,960)         -           -               -       (40)            (77,000)
Net income                                   -            -             -        3,208,169          -        -            3,208,169
Payment of dividend                          -            -             -         (194,124)         -        -             (194,124)
Change in accumulated other
   comprehensive income (loss)               -            -             -           -           (221,076)    -             (221,076)
                                          -------  -----------   -----------   -----------   -----------   ----        ------------

BALANCE, MARCH 31, 1998                   $64,851  $55,246,978   $(1,064,456)  $22,559,115   $ 1,245,817   $(40)       $ 78,052,265
                                          -------  -----------   -----------   -----------   -----------   ----        ------------
                                          -------  -----------   -----------   -----------   -----------   ----        ------------


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
THREE MONTHS ENDED MARCH 31, 1997 AND 1998

--------------------------------------------------------------------------------

                                                                             March 31,        March 31,
                                                                               1997             1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $   2,821,566    $   3,208,169
                                                                          -------------     ------------
Adjustments to reconcile net income to net cash provided by
operating activities:

  Depreciation and amortization                                                 388,339          540,680
  Amortization of deferred compensation                                         109,725          184,319
  Amortization of premiums on securities, net of accretion of discounts         771,189        1,745,984
  Deferred income taxes                                                          16,879             --
  (Gain) on sale of securities available for sale                                  --           (200,427)
  Changes in assets and liabilities:
    Accrued interest and fees receivable                                     (3,816,962)        (727,411)
    Other assets                                                             (1,821,794)         481,024
    Other liabilities                                                         7,126,236        1,395,165
                                                                          -------------     ------------
      Total adjustments                                                       2,773,612        3,419,334
                                                                          -------------     ------------
      Net cash provided by operating activities                               5,595,178        6,627,503
                                                                          -------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available for sale                    26,279,300       45,320,888
Proceeds from maturities of securities held to maturity                      14,698,733       63,343,813
Proceeds from sales of securities available for sale                               --         42,609,303
Purchases of securities available for sale                                  (59,892,284)     (88,335,184)
Purchases of securities held to maturity                                   (207,425,019)    (152,556,486)
Purchase of nonmarketable equity securities                                  (4,509,200)      (2,149,900)
Net decrease in federal funds sold and securities
  purchased under resale agreements                                         120,000,000       25,000,000
Net increase in loans                                                       (10,371,338)     (22,284,580)
Purchases of equipment and leasehold improvements                              (285,814)      (1,309,572)
                                                                          -------------     ------------
      Net cash used for investing activities                               (121,505,622)     (90,361,718)
                                                                          -------------     ------------


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
THREE MONTHS ENDED MARCH 31, 1997 AND 1998  (continued)


                                                           March 31,      March 31,
                                                             1997           1998
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits                          $ 18,613,432   $  7,176,928
Net increase (decrease) in time and savings deposits        8,660,397    (53,264,168)
Net increase in short-term borrowings                      68,360,756    182,472,805
Cost of stock issuance                                       (755,257)            --
Proceeds from exercise of stock options                        16,500        251,096
Proceeds from issuance of preferred stock                  25,000,000           --
Purchase of treasury stock                                   --              (77,000)
Dividends paid                                               (128,886)      (194,124)
                                                         ------------   ------------
    Net cash provided by financing activities             119,766,942    136,365,537
                                                         ------------   ------------
NET INCREASE IN CASH AND DUE FROM BANKS                     3,856,498     52,631,322
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD               19,226,453     17,037,568
                                                         ------------   ------------
CASH AND DUE FROM BANKS, END OF PERIOD                   $ 23,082,951   $ 69,668,890
                                                         ------------   ------------
                                                         ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                 $  8,601,000   $ 13,735,000
                                                         ------------   ------------
                                                         ------------   ------------
  Cash paid for income taxes                             $    503,000   $    714,000
                                                         ------------   ------------
                                                         ------------   ------------



See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998 IS UNAUDITED)

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

      As used herein, the defined term "the Company" shall mean IFSC together with the Bank from the date of the share exchange and shall mean the Bank prior to that date.

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

2.    INTERIM FINANCIAL STATEMENTS

      The 1998 condensed consolidated interim financial statements of the Company and condensed consolidated subsidiaries as of March 31, and for the three-month periods ended March 31, 1997 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

      Certain amounts from the prior year have been reclassified to conform to current year presentation.

3.    SECURITIES

      Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1997:


                                                    Carrying          Unrealized      Unrealized      Approximate
             Held to Maturity                        Value               Gains          Losses       Market Value
       State and political subdivisions          $  35,224,790       $  2,296,252     $      -       $  37,521,042
       Mortgage-backed securities                  590,364,940          5,649,718         514,023      595,500,635
       Federal agency securities                   168,687,478            545,863         491,229      168,742,112
       Foreign government securities                 7,768,869            175,731            -           7,944,600
                                                 -------------       ------------     -----------    -------------
       Total                                     $ 802,046,077       $  8,667,564     $ 1,005,252    $ 809,708,389
                                                 -------------       ------------     -----------    -------------
                                                 -------------       ------------     -----------    -------------



                                                   Amortized          Unrealized      Unrealized       Carrying
             Available for Sale                      Cost                Gains          Losses           Value
       U.S. Treasury securities                  $  30,002,114       $     90,136     $      -       $  30,092,250
       State and political subdivisions              8,348,265             33,588            -           8,381,853
       Mortgage-backed securities                  422,207,689          2,624,065         455,768      424,375,986
                                                 -------------       ------------     -----------    -------------
       Total                                     $ 460,558,068       $  2,747,789     $   455,768    $ 462,850,089
                                                 -------------       ------------     -----------    -------------
                                                 -------------       ------------     -----------    -------------


      Carrying amounts and approximate market values of securities are summarized as follows as of March 31, 1998:


                                                    Carrying          Unrealized      Unrealized      Approximate
             Held to Maturity                        Value               Gains          Losses       Market Value
      State and political subdivisions           $  35,370,510       $  2,339,606     $      -        $ 37,710,116
      Mortgage-backed securities                   661,601,876          5,652,453         942,316      666,312,013
      Federal agency securities                    185,814,846            777,968         642,593      185,950,221
      Foreign government securities                  7,753,901            177,698            -           7,931,599
                                                 -------------       ------------     -----------    -------------
      Total                                      $ 890,541,133       $  8,947,725     $ 1,584,909    $ 897,903,949
                                                 -------------       ------------     -----------    -------------
                                                 -------------       ------------     -----------    -------------



                                                   Amortized          Unrealized      Unrealized       Carrying
             Available for Sale                      Cost                Gains          Losses           Value
      U.S. Treasury securities                   $  19,988,033       $     70,567     $     -        $ 20,058,600
      Municipal bonds                               20,333,663             61,897         57,868       20,337,692
      Mortgage-backed securities                   401,226,222          2,376,360        448,646      403,153,936
      Federal agency securities                     18,587,202                -           55,720       18,531,482
                                                 -------------       ------------     -----------    -------------
      Total                                      $ 460,135,120       $  2,508,824     $  562,234     $462,081,710
                                                 -------------       ------------     -----------    -------------
                                                 -------------       ------------     -----------    -------------


      Nonmarketable equity securities at March 31, 1998 consisted of stock of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Company is required to invest in $100 par value stock of the FHLBB in an amount equal to the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities),
      (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If and when FHLBB stock is redeemed, the Company will receive an amount equal to the par value of the stock.

      The carrying amounts and approximate market values of securities by effective maturity are as follows:


                                            December 31, 1997                March 31, 1998
                                         Carrying     Approximate     Carrying      Approximate
         Held to Maturity                  Value      Market Value      Value       Market Value
      Due within one year              $       --     $       --     $      3,901   $      3,947
      Due from one to five years        357,580,590    360,361,877    352,187,726    354,190,880
      Due five years up to ten years    183,840,479    184,373,997    194,198,202    194,931,309
      Due after ten years               260,625,008    264,972,515    344,151,304    348,777,813
                                       ------------   ------------   ------------   ------------
      Total                            $802,046,077   $809,708,389   $890,541,133   $897,903,949
                                       ------------   ------------   ------------   ------------
                                       ------------   ------------   ------------   ------------



                                           December 31, 1997               March 31, 1998
                                         Amortized     Carrying        Amortized      Carrying
          Available for Sale               Cost           Value          Cost           Value
      Due within one year              $ 20,020,094   $ 20,039,100   $ 14,992,353   $ 15,021,100
      Due from one to five years        307,636,460    309,517,768    355,898,606    357,461,799
      Due five years up to ten years    132,367,416    132,756,384     88,160,910     88,520,835
      Due after ten years                   534,098        536,837      1,083,251      1,077,976
                                       ------------   ------------   ------------   ------------
      Total                            $460,558,068   $462,850,089   $460,135,120   $462,081,710
                                       ------------   ------------   ------------   ------------
                                       ------------   ------------   ------------   ------------

      The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

      Seven available for sale securities were sold during the three months ended March 31, 1998, resulting in gains totaling $200,427.

      The carrying value of securities pledged amounted to approximately $590,000,000 and $784,000,000 at December 31, 1997 and March 31, 1998,
      respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

4.    LOANS

      Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at December 31, 1997 or March 31, 1998. In addition, there have been no loan charge-offs or recoveries during the three months ended March 31, 1997 and 1998. Loans consisted of the following at December 31, 1997 and March 31, 1998:


                                             December 31,    March 31,
                                                1997           1998
      Loans to individuals                   $26,857,933   $21,477,297
      Loans to not-for-profit institutions        12,500        12,500
      Loans to mutual funds                   29,174,524    56,839,740
                                             -----------   -----------
                                              56,044,957    78,329,537
      Less allowance for loan losses             100,000       100,000
                                             -----------   -----------
      Total                                  $55,944,957   $78,229,537
                                             -----------   -----------
                                             -----------   -----------


      The Company had commitments to lend of approximately $62,845,000 and $65,441,000 at December 31, 1997 and March 31, 1998, respectively. The terms of these commitments are similar to the terms of outstanding loans.

5.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      The major components of equipment and leasehold improvements are as follows at December 31, 1997 and March 31, 1998:


                                                                  December 31,    March 31,
                                                                      1997          1998
      Furniture, fixtures and equipment                            $11,189,053   $12,296,299
      Leasehold improvements                                           492,138       473,745
                                                                     ---------     ---------
      Total                                                         11,681,191    12,770,044
      Less accumulated depreciation and amortization                 3,780,197     4,093,082
                                                                     ---------     ---------
      Equipment and leasehold improvements, net                    $ 7,900,994   $ 8,676,962
                                                                   -----------   -----------
                                                                   -----------   -----------

6.    DEPOSITS

      Time deposits at December 31, 1997 and March 31, 1998 include noninterest-bearing amounts for both years of approximately $65,000,000.

      All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1997 and March 31, 1998.

7.    SHORT-TERM BORROWINGS

      The major components of short-term borrowings are as follows at December 31, 1997 and March 31, 1998:


                                            December 31,       March 31,
                                               1997              1998

      Repurchase agreements               $ 499,188,363     $ 627,152,306
      Federal funds purchased                         -        30,000,000
      FHLBB advance                                   -        25,000,000
      Treasury, tax and loan account            744,265           253,127
                                          -------------     -------------
      Total                               $ 499,932,628     $ 682,405,433
                                          -------------     -------------
                                          -------------     -------------


      The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The interest rate on the outstanding agreements at December 31, 1997 ranged from 4.95% to 5.90% and all agreements matured by March 3, 1998. The interest rates on the outstanding agreements at March 31, 1998 ranged from 5.43% to 5.61% and all agreements mature by July 31, 1998. The amount outstanding at March 31, 1998 was the highest amount outstanding at any month end during the period ended March 31, 1998. The average balance during the period ended March 31, 1998 was $586,126,000.

      The Company purchases excess reserves in the form of federal funds from other banks in order to meet the Federal Reserve Bank ("FRB") requirements. The interest rate on the outstanding balance at March 31, 1998 was 6.10%.

      The Company has a borrowing arrangement with the FHLBB which is utilized on an overnight basis to satisfy temporary funding requirements. The interest rate on the outstanding balance at March 31, 1998 was 5.63%. The Company has the option to put the advance back to FHLBB on the 22nd day of each month, and the advance matures on March 27, 2000.

      The Company receives federal tax deposits from clients as agent for the FRB and accumulates these deposits in the Treasury, tax and loan account. The FRB charges the Company interest at the Federal funds rate on such deposits. The interest rates on the outstanding balance at December 31, 1997 and March 31, 1998 were 5.26% and 5.41%, respectively.

      The following securities were pledged under these agreements at December 31, 1997 and March 31, 1998:


                                               December 31, 1997                 March 31, 1998
                                           Carrying       Approximate      Carrying        Approximate
                                             Value       Market Value        Value        Market Value
        U.S. Treasury securities         $  20,392,469   $  20,392,469   $  10,239,602   $   10,239,602
        Federal agency securities               -              -            51,865,319       52,090,838
        Mortgage-backed securities         501,141,751     503,300,183     583,292,655      586,242,564
                                         -------------   -------------   -------------    -------------
        Total                            $ 521,534,220   $ 523,692,652   $ 645,397,576    $ 648,573,004

                                         -------------   -------------   -------------    -------------
                                         -------------   -------------   -------------    -------------

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

9.    STOCKHOLDERS' EQUITY

      The Company has authorized 1,000,000 shares of Preferred Stock and 20,000,000 shares of Common Stock, all with a par value of $.01 per share. At December 31, 1997 and March 31, 1998, there were no preferred shares issued or outstanding. There were 6,470,313 and 6,485,094 shares of Common Stock issued and outstanding at December 31, 1997 and March 31, 1998, respectively.

      The Company has three stock option plans, the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

      Under the terms of the 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 560,000 shares of Common Stock to certain employees, consultants, directors and officers. On April 15, 1998, the Shareholders of the Company authorized the issuance of up to an additional 600,000 shares of Common Stock under the 1995 Stock Plan. Of the total 1,160,000 shares of Common Stock authorized for issuance under the plan, 572,518 were available for grant at March 31, 1998. The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock.

      In November 1995, the Company granted 114,000 shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vest in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. On March 31, 1998 the Company repurchased 4,000 unvested shares for $77,000 under the terms of the 1995 Stock Plan. The Company has recorded deferred compensation of $1,248,775 and $1,064,456 at December 31, 1997 and March 31, 1998, respectively, pursuant to these grants.

      Under the terms of the 1995 Non-Employee Director Stock Option Plan, as amended, the Company may grant options to non-employee directors to purchase up to a maximum of 100,000 shares of Common Stock. Options to purchase 2,500 shares of Common Stock were awarded on November 8, 1995 to each director. Any director elected or appointed after such date receives an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director receives an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model.

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

      A summary of option activity under all plans is as follows:

                                                      Number of   Weighted-Average
                                                        Shares     Exercise Price

      Outstanding at December 31, 1997                 517,284    $     30
      Granted                                            5,600          45
      Exercised                                        (14,781)         17
      Canceled                                          (7,043)         20
                                                       -------
      Outstanding at March 31, 1998                    501,060          29
                                                       -------
                                                       -------
      Outstanding and exercisable at March 31, 1998    159,138
                                                       -------
                                                       -------


      Earnings Per Share - Under SFAS 128, the Company is required to disclose a reconciliation of Basic EPS and Diluted EPS for the periods ending March 31, 1998 and 1997 as follows:


                                                                          Per Share
                                                  Income       Shares      Amount
      March 31, 1998
      Basic EPS
      Income available to common stockholders   $3,208,169    6,476,542   $   0.50
                                                                          --------
                                                                          --------
      Dilutive effect of common equivalent
        shares of stock options                                 193,046
                                                             ----------
      Diluted EPS
      Income available to common stockholders   $3,208,169    6,669,588   $   0.48
                                                ----------   ----------   --------
                                                ----------   ----------   --------

      March 31, 1997
      Basic EPS
      Income available to common stockholders   $2,821,566    6,444,534   $   0.44
                                                                          --------
                                                                          --------
      Dilutive effect of common equivalent
        shares of stock options                                 113,907
                                                             ----------
      Diluted EPS

      Income available to common stockholders   $2,821,566    6,588,441   $   0.43
                                                ----------   ----------   --------
                                                ----------   ----------   --------

      Basic earnings per share were computed by dividing net income by the sum of the weighted average shares of Common Stock and Class A Common Stock outstanding during the periods. Diluted earnings per share included stock options using the treasury stock method to the extent that the average closing price exceeds the exercise price.

10.   COMPREHENSIVE INCOME

      During the period ended March 31, 1998, the Company adopted the Statement of Financial Accounting Standards ("SFAS"), No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that the Company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

11.   OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      Lines of Credit - At March 31, 1998, the Company had commitments to individuals under collateralized open lines of credit totaling $90,661,000, against which $25,220,000 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

      Interest-Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. Swap agreements involve the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that the other party may default on its contractual obligation, so-called counterparty risk. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The Company was party to swap agreements with aggregate notional amounts of $310,000,000 as of March 31, 1998. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed-rate liabilities. The positive market value of the interest rate contracts was $94,022 at March 31, 1998.

      The Company does not purchase derivative financial instruments for trading purposes. Interest rate swap agreements are matched with specific financial instruments reported on the balance sheet and periodic cash payments are accrued on a settlement basis.

      The Company also enters into foreign exchange contracts, as discussed in
      Note 13, with clients and simultaneously enters into matched positions with other banks. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees.

12.   COMMITMENTS AND CONTINGENCIES

      Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances with the FRB. The reserve balance requirement as of March 31, 1998 was $29,438,000. In addition, other cash balances in the amount of $1,561,893 were pledged to secure clearings with a depository institution as of March 31, 1998.

      Lease Commitments - Minimum future commitments on noncancelable operating leases March 31, 1998 were as follows:


                                                 Bank
      Fiscal Year Ending                        Premises           Equipment

      1998                                   $  4,551,311         $ 1,585,518
      1999                                      6,068,414           1,808,058
      2000                                      5,815,280             664,442
      2001                                      5,696,908               -
      2002 and beyond                          29,999,475               -


      Total rent expense was $1,568,611 and $2,082,575 for the three months ended March 31, 1997 and 1998, respectively.

      On February 1, 1996, the Company entered into a five year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract was $108,074 and $164,057 for the three months ended March 31, 1997 and 1998, respectively.

      Contingencies - The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at March 31, 1998 that are material to the consolidated financial position or results of operations of the Company.

13.   FOREIGN EXCHANGE CONTRACTS

      The Company enters into foreign exchange contracts with clients and simultaneously enters into matched positions with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees. A summary of foreign exchange contracts outstanding at December 31, 1997 and March 31, 1998 is as follows (in thousands):


                             December 31, 1997             March 31, 1998
                       ----------------------------  ----------------------------
                                         Unrealized                    Unrealized
Currency               Purchases  Sales   Gain/Loss  Purchases  Sales   Gain/Loss
France (FRF)           $ 4,292   $ 4,292      --     $45,988   $45,988      --
Germany (DEM)            1,016     1,016      --       9,006     9,006      --
United Kingdom (GBP)     3,440     3,440      --       7,037     7,037      --
Japan (JPY)              5,000     5,000      --       5,066     5,066      --
Switzerland (CHF)          483       483      --       3,797     3,797      --
Czechoslovakia (CZK)      --        --        --       2,902     2,902      --
Hong Kong (HKD)          5,011     5,011      --       2,656     2,656      --
Italy (ITL)                145       145      --         770       770      --
Thailand (THB)            --        --        --         629       629      --
Canada (CAD)               278       278      --         459       459      --
Sweden (SEK)               317       317      --         360       360      --
Netherlands (NLG)          271       271      --         296       296      --
Other currencies         2,689     2,689      --         804       804      --
                       -------   -------  ---------  -------   -------  ---------
                       $22,942   $22,942      --     $79,770   $79,770      --
                       -------   -------  ---------  -------   -------  ---------
                       -------   -------  ---------  -------   -------  ---------


      The maturity of contracts outstanding as of March 31, 1998 is as follows:


           Maturity                        Purchases           Sales
           April 1998                       $ 75,880         $75,880
           May 1998                            1,390           1,390
           August 1998                         2,500           2,500


14.   REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

      As of March 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Bank and the Company for the quarter ended March 31, 1998 and the year ended December 31, 1997.


                                                                   Minimum                 To Be Well Capitalized
                                                                  For Capital                   Under Prompt
                                         Actual                Adequacy Purposes        Corrective Action Provisions
                               ------------------------      -----------------------   ------------------------------
                                  Amount         Ratio          Amount         Ratio        Amount          Ratio
                               ------------      ------      ------------      -----     -------------      ------
As of March 31, 1998:

Total Capital
(to Risk Weighted Assets
     - the Company)            $101,074,628      26.84%      $ 30,129,927      8.00%           N/A           N/A
(to Risk Weighted Assets
      - the Bank)              $ 98,612,323      26.31%      $ 29,983,760      8.00%      $ 37,479,000      10.00%
Tier I Capital
(to Risk Weighted Assets
     - the Company)            $100,974,628      26.81%      $ 15,064,963      4.00%           N/A           N/A
Tier I Capital
(to Risk Weighted Assets
     - the Bank)               $ 98,512,323      26.28%      $ 14,991,880      4.00%      $ 22,487,820       6.00%
Tier I Capital
(to Average Assets
     - the Company)            $100,974,628       6.94%      $ 58,225,661      4.00%           N/A           N/A
Tier I Capital
(to Average Assets
     - the Bank)               $ 98,512,323       6.77%      $ 58,165,032      4.00%      $ 72,706,290       5.00%


As of December  31, 1997:

Total Capital
(to Risk Weighted Assets
     - the Company)            $ 97,695,092      29.03%      $ 26,919,487      8.00%           N/A           N/A
Total Capital
(to Risk Weighted Assets
     - the Bank)               $ 96,140,693      28.57%      $ 26,918,947      8.00%      $ 33,648,684      10.00%
Tier I Capital
(to Risk Weighted Assets
     - the Company)            $ 97,595,092      29.00%      $ 13,459,744      4.00%           N/A           N/A
Tier I Capital
(to Risk Weighted Assets
     - the Bank)               $ 96,040,693      28.54%      $ 13,459,473      4.00%      $ 20,189,210       6.00%
Tier I Capital
(to Average Assets
     - the Company)            $ 97,595,092       6.39%      $ 61,062,667      4.00%           N/A           N/A
Tier I Capital
(to Average Assets
     - the Bank)               $ 96,040,693       6.31%      $ 60,892,699      4.00%      $ 76,115,874       5.00%


      Under Massachusetts law, trust companies such as the Bank may only pay dividends out of "net profits" and only to the extent such payments will not impair the capital stock and surplus account. If, prior to declaration of a dividend, the Bank's capital stock and surplus accounts equal l ess than 10% of its deposit liabilities, then prior to the payment of the dividend, the Bank must transfer from net profits to its surplus account the amount required to make its surplus account equal to either (i) together with capital stock, 10% of deposit liabilities, or (ii) subject to certain adjustments, 100% of capital stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes which are included elsewhere in this Report. The Company, through its wholly owned subsidiary, Investors Bank & Trust Company, provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 55 mutual fund complexes, investment advisors, banks and insurance companies. Currently, the Company provides financial asset administration services for assets totaling approximately $155 billion, including approximately $11 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

         On May 12, 1998 the Company entered into an agreement to acquire AMT Capital Services, Inc. and its affiliated companies ("AMT Capital Services"), a New York-based firm recognized for providing high quality fund administration services to global and domestic institutional investment firms. The Company will acquire all of the outstanding capital stock of AMT Capital Services in exchange for shares of the Company's common stock. AMT Capital Services will operate as a wholly-owned subsidiary of the Company and will assist in the development of the fund administration components of the Company's growth strategy. The Company expects the acquisition to be completed on or before May 31, 1998.

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and noninterest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes the expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus noninterest income) and net income are meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 17% from $24,216,000 in the first three months of 1997 to $28,398,000 in the first three months of 1998.

         Noninterest income consists primarily of fees for financial asset administration and is principally derived from custody, multicurrency accounting, transfer agency, administration services, and investment advisory for financial asset managers and the assets they control. The Company's clients pay fees based on the volume of assets under custody, the number of securities held and portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and performance measurement are needed. Asset-based fees are usually charged on a sliding scale. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, the Company's fees may be a smaller percentage of those assets. Fees for individually managed accounts, such as custodial, trust and portfolio accounting services for individuals, investment advisors, private trustees, financial planners, other banks and fiduciaries, and other institutions are also included in noninterest income.

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

         The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the Company. In addition, the Year 2000 issue discussed below may affect the Company's operations. The segment of the financial services industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

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

         The Company will utilize both internal and external resources to modify or upgrade existing software and to test such software for Year 2000 compliance. The Company plans to complete the Year 2000 project, including all testing, by December 31, 1998. The total remaining cost of the Year 2000 project is estimated at $1,271,000, which will be expensed as incurred over the next nine months, and is being funded through operating cash flows. These amounts are not expected to have a material effect on the Company's results of operations. To date, the Company has incurred and expensed approximately $329,000 related to the assessment of, and remediation efforts in connection with, its Year 2000 project and the development of a remediation plan.

         The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the compatibility of third-party interfaces, and similar uncertainties.

Statement of Operations

Comparison of Operating Results for the Quarters Ended March 31, 1997 and 1998

Noninterest Income

         Noninterest income increased $3,514,000 to $21,274,000 for the quarter ended March 31, 1998 from $17,760,000 for the quarter ended March 31, 1997. Noninterest income consists of the following items:


                                       For the Quarters Ended
                                             March 31,
                                ------------------------------------
                                  1997          1998          Change
                                ----------  ------------      ------
                                       (Dollars in thousands)

Asset administration fees       $  17,607     $  20,845         18%
Computer service fees                 117           119           2
Other operating income                 36           110         206
Gain on sale of securities              -           200           -
                                ---------     ---------
Total Noninterest Income        $  17,760     $  21,274         20%



         Asset administration fees increased $3,238,000 to $20,845,000 for the quarter ended March 31, 1998 compared to $17,607,000 for the quarter ended March 31, 1997. The Company earns such fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total assets processed increased to $155 billion at March 31, 1998 from $131 billion at March 31, 1997. Of this $24 billion net increase in assets processed, approximately 11% of the increase reflects assets processed for new clients, and the remainder of the of the increase reflects growth of assets processed for existing clients. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending and foreign exchange.

         Computer service fees consist of amounts charged by the Company for data processing services related to individual accounts. Other operating income consists of dividends received relating to the FHLBB stock investment and miscellaneous transaction-oriented private banking fees. The increase in other operating income was due entirely to the Company's increased investment in FHLBB stock.

Operating Expenses

         Total operating expenses increased by $3,460,000 to $22,774,000 for the quarter ended March 31, 1998 compared to $19,314,000 for the quarter ended March 31, 1997. The components of operating expenses were as follows:



                                           For the Quarter Ended
                                                 March 31,
                                    ---------------------------------
                                      1997         1998        Change
                                    -------       --------     ------
                                          (Dollars in thousands)
Compensation and benefits           $11,468       $14,056        23%
Technology and telecommunications     2,462         2,563         4
Transaction processing services       2,038         2,031        --
Occupancy                             1,088         1,623        49
Depreciation and amortization           388           534        38
Travel and sales promotion              332           384        16
Professional fees                       472           244       (48)
Insurance                               182           186         2
Other operating expenses                884         1,153        30
                                    -------       -------
 Total Operating Expenses           $19,314       $22,774        18%
                                    -------       -------
                                    -------       -------



         Compensation and benefits expense increased by $2,588,000 or 23% from period to period due to several factors. The average number of employees increased 23% to 1,039 during the quarter ended March 31, 1998 from 852 during the same period in 1997. This increase relates primarily to the increase in client relationships and to the expansion of existing client relationships during the period. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $354,000 for the quarter ended March 31, 1998 from the same period in 1997. The increase was due principally to increased payroll taxes attributable to the increase in compensation expense. Effective January 1, 1998 the Company adopted the accounting method promulgated by Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Accordingly, the Company capitalized $148,000 of compensation and compensation-related expenses for employees who were directly associated with internal use computer software projects during the quarter ended March 31, 1998.

         Occupancy expense increased $535,000 to $1,623,000 for the quarter ended March 31, 1998 from $1,088,000 for the quarter ended March 31, 1997. The increase resulted from the move to new office space as well as expansion into additional office space in the Boston, Toronto and Dublin locations.

         Depreciation and amortization expense increased $146,000 between periods due to purchases of furniture, equipment, and capitalized software throughout 1997.

         Travel and sales promotion expense increased $52,000 to $384,000 for the quarter ended March 31, 1998 from $332,000 for the quarter ended March 31, 1997 due to increased travel to the foreign subsidiaries.

         Professional fees decreased $228,000 to $244,000 for the quarter ended March 31, 1998 from $472,000 for the quarter ended March 31, 1997. The decrease in professional fees relates to non-recurring consulting and legal fees incurred in the first quarter of 1997.

         Other operating expenses include fees for office supplies expense, recruiting costs, and temporary help. These expenses increased $269,000 to $1,153,000 for the quarter ended March 31, 1998 from $884,000 for the quarter ended March 31, 1997. Recruiting costs and costs of temporary help accounted for $68,000 of the increase. This increase relates to the tight labor market caused by a period of low unemployment in Massachusetts. Fees assessed by the Massachusetts Banking Commission increased by

$33,000 due to the growth in the total assets of the Bank and a change in the assessment base. The remainder of the increase relates to growth in assets processed.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended March 31, 1998 compared to the same period in 1997.


                                     Change       Change
                                      Due to      Due to
                                      Volume       Rate          Net
                                     -------      -------      -------
                                          (Dollars in thousands)
Interest-earning assets

Fed funds sold and
   interest-earning deposits         $  (418)     $    90      $  (328)
Investment securities                  6,948         (677)       6,271
Loans                                    (26)          31            5
                                     -------      -------      -------
Total interest-earning assets          6,504         (556)       5,948
                                     -------      -------      -------
Interest-bearing liabilities

Deposits                               1,341         (137)       1,204
Borrowings                             3,734          342        4,076
                                     -------      -------      -------
Total interest-bearing liabilities     5,075          205        5,280
                                     -------      -------      -------
Change in net interest income        $ 1,429      $  (761)     $   668
                                     -------      -------      -------
                                     -------      -------      -------




         Net interest income increased $668,000 or 10% to $7,124,000 for the quarter ended March 31, 1998 from $6,456,000 for the same period in 1997. This net increase resulted from an increase in interest income of $5,948,000 offset in part by an increase in interest expense of $5,280,000. The net impact of the above changes was a 63 basis point decrease in net interest margin.

         The increase in interest income resulted primarily from a higher level of interest earning assets. The Company's average assets for the quarter ended March 31, 1998 increased $441,000,000 or 43% compared to the same period in 1997. This growth primarily resulted from an increase in average interest earning assets of $419,000,000.

         Interest expense increased due primarily to a $399,000,000 increase in average deposits and short term borrowings for the quarter ended March 31, 1998 compared to the same period in 1997. Also, to a lesser extent, interest expense increased due to an increase in the average interest rate paid by the Company from 4.80% to 4.97% during the period.

Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1998 and 1997 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.32% in 1997 and 10.91% in 1998. The provision for income taxes for the quarter ended March 31, 1998 increased by $202,000 over the same period in 1997. The overall effective tax rate decreased to 36% for the quarter ended March 31, 1998, from 37.2% for the same period in 1997. The decrease in the effective tax rate is due to the Company's continued investment in municipal securities during the last three quarters of 1997.

Financial Condition

Investment Portfolio

The following table summarizes the Company's investment portfolio for the dates indicated:


                                          December 31,   March 31,
                                            1997           1998
                                          --------       --------
                                           (Dollars in thousands)
Securities held to maturity:

State and political subdivisions          $ 35,225       $ 35,370
Mortgage-backed securities                 590,365        661,602
Federal agency securities                  168,687        185,815
Foreign government securities                7,769          7,754
                                          --------       --------
Total securities held to maturity         $802,046       $890,541
                                          --------       --------
                                          --------       --------
Securities available for sale:

Municipal bonds                           $  8,382       $ 20,338
U.S. Treasury securities                    30,092         20,059
Mortgage-backed securities                 424,376        403,154
Federal agency securities                     --           18,531
                                          --------       --------
Total securities available for sale       $462,850       $462,082
                                          --------       --------
                                          --------       --------


         The investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for the Company. In addition, the Company uses the investment portfolio to secure open positions at securities clearing institutions in connection with its custody services. The portfolio is comprised of U.S. Treasury securities, mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), and Federal agency callable bonds issued by FHLMC and the FHLBB, municipal securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

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

         The book value and weighted average yield of the Company's securities held to maturity at March 31, 1998, by effective maturity, are reflected in the following table:


                                                              Weighted
                                              Book             Average
                                              Value             Yield
                                            --------          ---------
                                             (Dollars in Thousands)
Due within one year                         $      4             7.29%
Due from one to five years                   352,188             6.57%
Due from five years up to ten years          194,198             6.54%
Due after ten years                          344,151             6.22%
                                            --------
Total securities held to maturity           $890,541
                                            --------
                                            --------


The book value and weighted average yield of the Company's securities available for sale at March 31, 1998, by effective maturity, are reflected in the following table:



                                              Book             Average
                                              Value             Yield
                                            --------          ---------
                                             (Dollars in Thousands)
Due within one year                         $15,021             5.89%
Due from one to five years                  357,462             6.43%
Due from five years up to ten years          88,521             6.08%
Due after ten years                           1,078             5.29%
                                            --------
Total securities available for sale        $462,082
                                            --------
                                            --------


The maturities of mortgage backed securities have been allocated on the above tables as described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Loan Portfolio

         The following table summarizes the Company's loan portfolio for the dates indicated:


                                        December 31,      March 31,
                                          1997              1998
                                        ------------     ----------
                                           (Dollars in thousands)

Loans to individuals                     $ 26,858         $ 21,477
Loans to not-for-profit organizations          13               13
Loans to mutual funds                      29,174           56,840
                                         --------         --------
                                           56,045           78,330
Less:  allowance for loan losses             (100)            (100)
                                         --------         --------
Net loans                                $ 55,945         $ 78,230
                                         --------         --------
                                         --------         --------
Floating rate                            $ 55,932         $ 78,217
Fixed rate                                     13               13
                                         --------         --------
                                         $ 55,945         $ 78,230
                                         --------         --------
                                         --------         --------


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

         At March 31, 1998, the Company's only lending concentrations which exceeded 10% of total loans were revolving lines of credit to mutual fund clients as discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of March 31, 1998, there were no past due loans, troubled debt restructurings, or any loans on nonaccrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of approximately $100,000 at March 31, 1998. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at March 31, 1998:


                                        Within      Over Three    Over Six     Over One
                                         Three       to Six       to Twelve     Year to           Over Five
                                        Months       Months        Months      Five Years           Years              Total
                                      ---------     ---------     ---------    ----------        -----------         ----------
                                                                  (Dollars in thousands)
Interest earning assets (1):

Federal funds sold                    $   50,000        -             -              -                 -             $   50,000
Investment securities (2)                600,859     178,698       196,403        264,441            112,221          1,352,622
Loans - fixed rate                        78,317        -             -              -                  -                78,317
Loans - variable rate                       -           -             -                13               -                    13
                                      ---------     ---------     ---------    ----------        -----------         ----------
       Total interest earning
       assets                            729,176     178,698       196,403        264,454            112,221          1,480,952

Interest bearing liabilities:

    Demand deposit accounts              149,682        -             -              -                  -               149,682
    Savings accounts                     373,859        -             -              -                  -               373,859
    Interest rate contracts             (260,000)     60,000       110,000         90,000               -                   -
    Short term borrowings                682,405        -             -              -                  -               682,405
                                      ---------     ---------     ---------    ----------        -----------          ---------
       Total interest bearing
       liabilities                      945,946       60,000       110,000         90,000               -             1,205,946
                                      ---------     ---------     ---------    ----------        -----------          ---------
       Net interest sensitivity
       gap during the period          $(216,770)   $ 118,698     $  86,403    $  174,454        $   112,221         $  275,006
                                      ---------     ---------     ---------    ----------        -----------         ----------
                                      ---------     ---------     ---------    ----------        -----------         ----------
       Cumulative gap                 $(216,770)   $ (98,072)    $ (11,669)   $  162,785         $  275,006
                                      ---------     ---------     ---------    ----------        -----------
                                      ---------     ---------     ---------    ----------        -----------

Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)              77.08%        90.25%        98.95%       113.50%           122.80%

Interest sensitive assets as a
    percent of total assets
    (cumulative)                          45.57%        56.74%        69.01%        85.54%            92.55%

Net interest sensitivity gap as a
    percent of total assets              (13.55%)        7.42%         5.40%        10.90%             7.01%

Cumulative gap as a percent
    of total assets                      (13.55%)       (6.13%)       (0.73%)       10.17%            17.19%



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

         The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short term borrowings, interest payments on securities held to maturity and available for sale, fees collected from asset administration clients, and the capital raised from the sale of the Capital Securities described in Note 8 of the Condensed Consolidated Financial Statements (the "Capital Securities"). Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $.12 per share.

         The Company's ability to pay dividends on the Common Stock depends on the receipt of dividends from the Bank. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Bank expects to pay an annual dividend to the Company, which the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.12 per share of the Company's outstanding Common Stock (approximately $778,211 based upon 6,485,094 shares outstanding as of March 31, 1998).

         At March 31, 1998, cash and cash equivalents were 4% of total assets. At March 31, 1998, approximately $18 million or 1% of total interest earning assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of March 31, 1998 was $161 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at March 31, 1998 was $1.3 billion.

         The Company also has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to be the greater (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at March 31, 1998 was $549 million.

Capital Resources

         Historically, the Company has financed its operations primarily through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $286,000 and $1,310,000 for the three months ended March 31, 1997 and 1998, respectively.

         Stockholders' equity at March 31, 1998 was $78,052,000, an increase of $3,151,000 or 4%, from $74,901,000 at December 31, 1997. The ratio of stockholders' equity to assets decreased to 4.88% at March 31, 1998 from 5.13% at December 31, 1997 due to the significant increase in assets.

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

         The following table summarizes the Company's Tier I and total capital ratios at March 31, 1998:

                                                    March 31, 1998
                                                  ------------------
                                                  Amount       Ratio
                                                 --------      -----
                                                (Dollars in Thousands)
Tier I capital                                   $100,975      26.81%
Tier I capital minimum requirement                 15,065       4.00%
                                                 --------      -----
Excess Tier I capital                            $ 85,910      22.81%
                                                 --------      -----
                                                 --------      -----
Total capital                                    $101,075      26.84%
Total capital minimum requirement                  30,130       8.00%
                                                 --------      -----
Excess Total capital                             $ 70,945      18.84%
                                                 --------      -----
                                                 --------      -----
Risk adjusted assets, net of intangible assets   $376,624
                                                 --------
                                                 --------


         The following table summarizes the Bank's Tier I and total capital ratios at March 31, 1998:


                                                            March 31, 1998
                                                       -----------------------
                                                          Amount         Ratio
                                                       -----------       -----
                                                       (Dollars in Thousands)

Tier I capital                                         $    98,512       26.28%
Tier I capital minimum requirement                          14,992        4.00%
                                                       -----------       -----
Excess Tier I capital                                  $    83,520       22.28%
                                                       -----------       -----
                                                       -----------       -----
Total capital                                          $    98,612       26.31%
Total capital minimum requirement                           29,984        8.00%
                                                       -----------       -----
Excess Total capital                                   $    68,628       18.31%
                                                       -----------       -----
                                                       -----------       -----
Risk adjusted assets, net of intangible assets         $   374,797
                                                       -----------
                                                       -----------



         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of the Company be reduced by most intangible assets. The Company's Leverage Ratio at March 31, 1998 was 6.94%, which is in excess of regulatory requirements. The Bank's Leverage Ratio at March 31, 1998 was 6.77%, which is also in excess of regulatory requirements.

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated:


                                              Three Months Ended March 31, 1997       Three Months Ended March 31, 1998
                                            --------------------------------------  --------------------------------------
                                             Average                     Average      Average                     Average
                                             Balance      Interest      Yield/Cost    Balance       Interest    Yield/Cost
                                           -----------    --------      ----------  ------------    --------    ----------
                                                    (Dollars in Thousands)                   (Dollars in Thousands)
Interest earning assets
    Federal funds sold and securities
       purchased under resale agreements   $    51,544    $    676         5.25%    $     23,778    $    348       5.85%
    Investment securities                      839,559      13,692         6.52%       1,291,859      19,963       6.18%
    Loans                                       63,265         664         4.20%          57,271         669       4.67%
                                           -----------    --------         ----     ------------    --------       ----
    Total interest earning assets              954,368      15,032         6.30%       1,372,908      20,980       6.11%
                                                          --------         -----                    --------       -----
    Allowance for loan losses                     (100)                                     (100)
    Noninterest-earning assets                  60,787                                    82,833
                                           ------------                             ------------
    Total assets                            $1,015,055                                $1,455,641
                                           ------------                             ------------
                                           ------------                             ------------
Interest bearing liabilities
    Deposits:
       Demand                               $  119,986    $  1,462         4.87%    $    193,151    $  2,452       5.08%
       Savings                                 253,387       2,985         4.71%         290,730       3,199       4.40%
    Short term borrowings                      341,745       4,129         4.83%         630,343       8,205       5.21%
                                               -------       -----         ----          -------       -----       ----
    Total interest bearing liabilities         715,118       8,576         4.80%       1,114,224      13,856       4.97%
                                                          --------         -----                    --------       -----
    Noninterest bearing liabilities

       Demand deposits                         161,048                                   161,098
       Noninterest bearing time deposits        48,944                                    65,000
       Other liabilities                        10,813                                    14,485
                                           ------------                             ------------
    Total liabilities                          935,923                                 1,354,807

    Trust preferred stock                       15,894                                    24,164
    Equity                                      63,238                                    76,670
                                          -------------                             -------------
    Total liabilities and equity           $ 1,015,055                               $ 1,455,641
                                          -------------                             -------------
                                          -------------                             -------------
    Net interest income                                   $  6,456                                  $  7,124
                                                          --------                                  --------
                                                          --------                                  --------

    Net interest margin  (1)                                               2.71%                                   2.08%
    Average interest rate spread  (2)                                      1.50%                                   1.14%
    Ratio of interest-earning assets to
       interest-bearing liabilities                                      133.46%                                 123.22%


     (1) Net interest income divided by total interest-earning assets.
     (2) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INVESTORS FINANCIAL SERVICES CORP.

Date:  May  10, 1998          By:  /s/ Kevin J. Sheehan
                                  ---------------------
                                   Kevin J. Sheehan
                                   Chairman, President and Chief
                                   Executive Officer

                              By:  /s/ Karen C. Keenan
                                  ---------------------
                                   Karen C. Keenan
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)