Form 10-Q
period 1998-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 1998-08-14
CIK 949589

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)


/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended June 30, 1998

                                       or

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


                     200 Clarendon Street, Boston, MA 02116

          (Address of principal executive offices, including Zip Code)


                                 (617) 330-6700

               (Registrant's telephone number, including area code)

                           ----------------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X   NO
                                                   ------   ------

   As of July 31, 1998, there were 6,703,040 shares of Common Stock outstanding.

                       INVESTORS FINANCIAL SERVICES CORP.

                                      INDEX
                                      -----

PART I   FINANCIAL INFORMATION                                            Page
                                                                          ----

 Item 1. Condensed Consolidated Financial Statements

   Condensed Consolidated Balance Sheets
      December 31, 1997 (audited) and
      June 30, 1998 (unaudited)                                             3

   Condensed Consolidated Income Statements  (unaudited)
      Six months ended June 30, 1997 and 1998                               4

   Condensed Consolidated Income Statements  (unaudited)
      Three months ended June 30, 1997 and 1998                             5

   Condensed Statement of Stockholder's Equity (unaudited)
      Six months ended June 30, 1998                                        6

   Condensed Consolidated Statements of Cash Flows (unaudited)
      Six months ended June 30, 1997 and 1998                               7

   Notes to Condensed Consolidated Financial Statements                     9

 Item 2.  Management's Discussion and Analysis of Financial Condition      22
      and Results of Operations

PART II   OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders              41

 Item 6.  Exhibits and Reports on Form 8-K                                 41

SIGNATURES                                                                 42

                      INVESTORS FINANCIAL SERVICES CORP.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1997 AND  JUNE 30, 1998

                                                                                       December 31,                June 30,
ASSETS                                                                                     1997                      1998

                                                                                                                (unaudited)
Cash and due from banks                                                              $   17,298,566            $   35,195,951
Federal funds sold and securities purchased under resale agreements                      75,000,000                35,000,000
Securities held to maturity (approximate market values of
  $809,708,389 and $963,295,155 at December 31, 1997
  and June 30, 1998, respectively)                                                       802,046,077              955,143,294
Securities available for sale                                                            462,850,089              489,749,346
Nonmarketable equity securities                                                            5,476,600                7,626,500
Loans, less allowance for loan losses of $100,000
  at December 31, 1997 and June 30, 1998                                                  55,944,957               69,789,107
Accrued interest and fees receivable                                                      22,874,836               26,508,190
Equipment and leasehold improvements, net                                                  8,556,231                9,541,039
Other assets                                                                              10,399,420               15,122,633
                                                                                     ----------------         ----------------
TOTAL ASSETS                                                                          $1,460,446,776           $1,643,676,060
                                                                                     ----------------         ----------------
                                                                                     ----------------         ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Demand                                                                            $  354,616,945           $  348,225,784
    Savings                                                                              427,122,987              548,807,803
    Time                                                                                  65,000,000               65,000,000
                                                                                     ----------------         ----------------
        Total deposits                                                                   846,739,932              962,033,587

Short-term borrowings                                                                    499,932,628              561,845,785
Other liabilities                                                                         13,899,936               13,849,693
                                                                                     ----------------         ----------------
        Total liabilities                                                              1,360,572,496            1,537,729,065
                                                                                     ----------------         ----------------
Commitments and Contingencies (Note 12)
Company obligated mandatorily redeemable preferred securities of subsidiary holding solely junior subordinated deferrable interest debentures of
    the Company                                                                           24,161,104               24,175,256
                                                                                     ----------------         ----------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                                66,643                   67,059
  Surplus                                                                                 55,903,286               57,143,765
  Deferred compensation                                                                  (1,248,775)              (1,453,617)
  Retained earnings                                                                       19,525,129               25,578,427
  Accumulated other comprehensive income                                                   1,466,893                  436,145
  Treasury stock (at par, 4,000 shares)                                                            -                     (40)
                                                                                     ----------------         ----------------
Total stockholders' equity                                                                75,713,176               81,771,739
                                                                                     ----------------         ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 1,460,446,776          $ 1,643,676,060
                                                                                     ----------------         ----------------
                                                                                     ----------------         ----------------

See notes to condensed consolidated financial statements.

                     INVESTORS FINANCIAL SERVICES CORP.
           CONDENSED CONSOLIDATED INCOME STATEMENTS  (unaudited)
                  SIX MONTHS ENDED JUNE 30, 1997 AND 1998


                                                                                    June 30,       June 30,
                                                                                      1997           1998

OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased
      under resale agreements                                                     $   843,520     $   718,741
   Investment securities held to maturity and available for sale                   29,839,706      39,715,701
   Loans                                                                            1,340,295       1,515,539
                                                                                --------------  --------------
      Total interest income                                                        32,023,521      41,949,981

Interest expense:
   Deposits                                                                         9,459,602      12,424,457
   Short-term borrowings                                                            9,518,221      16,609,154
                                                                                --------------  --------------
      Total interest expense                                                       18,977,823      29,033,611
                                                                                --------------  --------------
      Net interest income                                                          13,045,698      12,916,370

Noninterest income:
   Asset administration fees                                                       36,862,304      45,023,010
   Computer service fees                                                              338,549         272,778
   Other operating income                                                           1,315,582         467,697
   Gain on sale of securities available for sale                                        7,110         471,066
                                                                                --------------  --------------
      Net operating revenue                                                        51,569,243      59,150,921

OPERATING EXPENSES:
   Compensation and benefits                                                       24,845,379      29,346,643
   Technology and telecommunications                                                5,188,857       5,321,853
   Transaction processing services                                                  3,902,328       3,961,611
   Occupancy                                                                        2,314,039       3,417,779
   Depreciation and amortization                                                      921,959       1,269,811
   Travel and sales promotion                                                         798,764       1,002,791
   Professional fees                                                                1,146,060         788,258
   Insurance                                                                          373,636         392,419
   Other operating expenses                                                         1,738,254       1,740,738
                                                                                --------------  --------------
      Total operating expenses                                                     41,229,276      47,241,903
                                                                                --------------  --------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                   10,339,967      11,909,018

Provision for income taxes                                                          3,587,087       4,380,131
Minority interest expense, net of income taxes                                        651,333         781,600
                                                                                --------------  --------------
NET INCOME                                                                          6,101,547       6,747,287
                                                                                --------------  --------------

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
      Unrealized holding gains (losses) arising during the period                   1,096,814      (1,030,748)
                                                                                --------------  --------------
   Other comprehensive income (loss)                                                1,096,814      (1,030,748)
                                                                                --------------  --------------
      Comprehensive income                                                        $ 7,198,361     $ 5,716,539
                                                                                --------------  --------------
                                                                                --------------  --------------
BASIC EARNINGS PER SHARE                                                          $      0.92     $      1.01
                                                                                --------------  --------------
                                                                                --------------  --------------
DILUTED EARNINGS PER SHARE                                                        $      0.90     $      0.98
                                                                                --------------  --------------
                                                                                --------------  --------------

See notes to condensed consolidated financial statements

                       INVESTORS FINANCIAL SERVICES CORP.
             CONDENSED CONSOLIDATED INCOME STATEMENTS  (unaudited)
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1998

                                                                                     June 30,        June 30,
                                                                                       1997           1998

OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased
      under resale agreements                                                     $   167,773     $   370,182
   Investment securities held to maturity and available for sale                   16,148,260      19,752,681
   Loans                                                                              675,886         846,834
                                                                                --------------   --------------
      Total interest income                                                        16,991,919      20,969,697

Interest expense:
   Deposits                                                                         5,014,000       6,773,104
   Short-term borrowings                                                            5,388,357       8,404,347
                                                                                --------------   --------------
      Total interest expense                                                       10,402,357      15,177,451
                                                                                --------------   --------------
      Net interest income                                                           6,589,562       5,792,246

Noninterest income:
   Asset administration fees                                                       18,843,662      23,335,416
   Computer service fees                                                              180,163         138,793
   Other operating income                                                             601,138         277,110
   Gain on sale of securities available for sale                                        7,110         270,639
                                                                                --------------   --------------
      Net operating revenue                                                        26,221,635      29,814,204

OPERATING EXPENSES:
   Compensation and benefits                                                       12,686,630      14,679,424
   Technology and telecommunications                                                2,703,919       2,715,514
   Transaction processing services                                                  1,864,617       1,930,634
   Occupancy                                                                        1,188,849       1,730,872
   Depreciation and amortization                                                      517,048         669,104
   Travel and sales promotion                                                         462,822         586,007
   Professional fees                                                                  538,733         521,622
   Insurance                                                                          188,239         199,000
   Other operating expenses                                                           826,120         532,618
                                                                                --------------   --------------
      Total operating expenses                                                     20,976,977      23,564,795
                                                                                --------------   --------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                    5,244,658       6,249,409

Provision for income taxes                                                          1,759,506       2,322,983
Minority interest expense, net of income taxes                                        392,835         390,800
                                                                                --------------   --------------
NET INCOME                                                                          3,092,317       3,535,626
                                                                                --------------   --------------

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
      Unrealized holding gains (losses) arising during the period                   1,051,401        (809,672)
                                                                                --------------   --------------
   Other comprehensive income (loss)                                                1,051,401        (809,672)
                                                                                --------------   --------------
      Comprehensive income                                                        $ 4,143,718     $ 2,725,954
                                                                                --------------   --------------
                                                                                --------------   --------------
BASIC EARNINGS PER SHARE                                                          $      0.47     $      0.53
                                                                                --------------   --------------
                                                                                --------------   --------------
DILUTED EARNINGS PER SHARE                                                        $      0.46     $      0.51
                                                                                --------------   --------------
                                                                                --------------   --------------

See notes to condensed consolidated financial statements.

                       INVESTORS FINANCIAL SERVICES CORP.
             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                         SIX MONTHS ENDED JUNE 30, 1998

                                                                                           Accumulated
                                                                                              Other
                                     Common                   Deferred        Retained    Comprehensive   Treasury
                                     Stock      Surplus     Compensation      Earnings    Income (Loss)     Stock        Total

BALANCE, DECEMBER 31, 1997          $66,643   $55,903,286    $(1,248,775)   $19,525,129    $ 1,466,893     $  --      $75,713,176
Additions to deferred
  compensation                          100       499,900       (500,000)            --             --        --
Amortization of deferred
  compensation                           --            --        295,158             --             --        --          295,158
Exercise of stock options               316       817,539             --             --             --        --          817,855
Purchase of treasury stock               --       (76,960)            --             --             --       (40)         (77,000)
Net income                               --            --             --      6,747,287             --        --        6,747,287
Cash dividend to IFSC
  shareholders                           --            --             --       (388,623)            --        --         (388,623)
Cash dividend to S Corp
  shareholders                           --            --             --       (250,000)            --        --         (250,000)
Non-cash dividend to S Corp
  shareholders                           --            --             --        (55,366)            --        --          (55,366)
Change in accumulated other
  comprehensive income(loss)             --            --             --             --     (1,030,748)       --       (1,030,748)
                                    -------   -----------   ------------    -----------   -------------   ---------   -----------
BALANCE, JUNE 30, 1998              $67,059   $57,143,765    $(1,453,617)   $25,578,427    $   436,145      $(40)     $81,771,739
                                    -------   -----------   ------------    -----------   -------------   ---------   -----------
                                    -------   -----------   ------------    -----------   -------------   ---------   -----------

See notes to condensed consolidated financial statements.

                     INVESTORS FINANCIAL SERVICES CORP.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                                                                            June 30,       June 30,
                                                                              1997           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $   6,101,547   $   6,747,287
                                                                       --------------  --------------

Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                              921,959       1,269,811
  Amortization of deferred compensation                                      219,450         295,158
  Amortization of premiums on securities, net of accretion of
    discounts                                                              1,618,885       4,327,659
  Deferred income taxes                                                       16,879            --
  Loss on sale of securities available for sale, net                          (7,110)       (471,066)
  Changes in assets and liabilities:
    Accrued interest and fees receivable                                  (3,793,996)     (3,633,354)
    Other assets                                                          (2,455,208)     (4,723,213)
    Other liabilities                                                      3,640,676         529,552
                                                                       --------------  --------------
      Total adjustments                                                      161,535      (2,405,453)
                                                                       --------------  --------------
      Net cash provided by operating activities                            6,263,082       4,341,834
                                                                       --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                 42,026,107     102,805,446
Proceeds from maturities of securities held to maturity                   33,985,925     144,378,339
Proceeds from sales of securities available for sale                       5,002,734      81,269,837
Purchases of securities available for sale                               (99,507,745)   (214,530,372)
Purchases of securities held to maturity                                (291,570,831)   (299,386,861)
Purchase of nonmarketable equity securities                               (4,509,200)     (2,149,900)
Net decrease in federal funds sold and securities
 purchased under resale agreements                                        57,000,000      40,000,000
Net increase in loans                                                    (36,190,311)    (13,844,150)
Purchases of equipment and leasehold improvements                         (2,782,403)     (2,295,832)
                                                                       --------------  --------------
      Net cash used for investing activities                            (296,545,724)   (163,753,493)
                                                                       --------------  --------------

See notes to condensed consolidated financial statements.

                      INVESTORS FINANCIAL SERVICES CORP.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
            SIX MONTHS ENDED JUNE 30, 1997 AND 1998    (CONTINUED)

                                                         June 30,          June 30,
                                                           1997             1998
                                                      -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in demand deposits             $  81,272,053   $  (6,391,161)
Net increase (decrease) in time and savings deposits     63,162,217     121,684,816
Net increase in short-term borrowings                   112,303,164      61,913,157
Cost of trust preferred issuance                           (783,668)           --
Contribution of capital to S corp                           360,000            --
Proceeds from issuance of trust preferred stock          25,000,000            --
Proceeds from issuance of common stock                       18,562         817,855
Purchase of treasury stock                                    --            (77,000)
Cash dividend to S corp shareholders                       (185,566)       (250,000)
Cash dividend to IFSC shareholders                         (257,793)       (388,623)
                                                       ------------    -------------
      Net cash provided by financing activities         280,888,969     177,309,044
                                                      -------------    -------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS       (9,393,673)      17,897,385

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD             19,094,514       17,298,566
                                                      -------------    -------------
CASH AND DUE FROM BANKS, END OF PERIOD                $   9,700,841    $  35,195,951
                                                      -------------    -------------
                                                      -------------    -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                              $  18,876,000    $  27,658,000
                                                      -------------    -------------
                                                      -------------    -------------
  Cash paid for income taxes                          $   3,611,000    $   3,817,000
                                                      -------------    -------------
                                                      -------------    -------------

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION PERTAINING TO THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998 IS UNAUDITED)

------------------------------------------------------------------------------


1.    DESCRIPTION OF BUSINESS

      Investors Financial Services Corp. ("IFSC") provides asset administration services for the financial services industry through its wholly owned subsidiaries, Investors Bank & Trust Company (the "Bank") and Investors Capital Services, Inc. The Bank provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

      As used herein, the defined term "the Company" shall mean IFSC together with its subsidiaries.

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

      On May 29, 1998, the Company acquired AMT Capital Services, Inc. and an affiliated company ("AMT Capital Services"), a New York based firm recognized for providing fund administration services to global and domestic institutional investment management firms. Under the terms of the agreement, the Company acquired all of the outstanding capital stock of AMT Capital Services in exchange for 194,006 shares of the Company's common stock. The acquisition was accounted for under the pooling of interests method of accounting. Upon completion of the acquisition, AMT Capital Services became a wholly owned subsidiary of the Company and was renamed Investors Capital Services, Inc.

2.    INTERIM FINANCIAL STATEMENTS

      The 1998 condensed consolidated interim financial statements of the Company and condensed consolidated subsidiaries as of June 30, and for the six month periods and three-month periods ended June 30, 1997 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

      Certain amounts from the prior year have been reclassified to conform to current year presentation.

      As a result of the AMT Capital Services, Inc. acquistion, all of the current and prior period financial statements have been restated.

3.    SECURITIES

      Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1997:

                                                    Carrying             Unrealized          Unrealized          Approximate
                 Held to Maturity                    Value                 Gains               Losses           Market Value

        State and political subdivisions           $   35,224,790         $  2,296,252        $         -           $  37,521,042
        Mortgage-backed securities                    590,364,940            5,649,718            514,023             595,500,635
        Federal agency securities                     168,687,478              545,863            491,229             168,742,112
        Foreign government securities                   7,768,869              175,731                  -               7,944,600
                                               -------------------    -----------------    ---------------     ------------------
        Total                                       $ 802,046,077         $  8,667,564        $ 1,005,252           $ 809,708,389
                                               ===================    =================    ===============     ==================

                                                   Amortized             Unrealized          Unrealized           Carrying
                Available for Sale                    Cost                 Gains               Losses               Value

        U.S. Treasury securities                   $   30,002,114          $    90,136          $       -         $  30,092,250
        State and political subdivisions                8,348,265               33,588                  -             8,381,853
        Mortgage-backed securities                    422,207,689            2,624,065            455,768           424,375,986
                                               -------------------    -----------------    ---------------    ------------------
        Total                                       $ 460,558,068          $ 2,747,789          $ 455,768         $ 462,850,089
                                               ===================    =================    ===============    ==================

      Carrying amounts and approximate market values of securities are summarized as follows as of June 30, 1998:

                                                    Carrying            Unrealized           Unrealized          Approximate
                 Held to Maturity                    Value                 Gains               Losses            Market Value

        State and political subdivisions           $   35,518,537        $  2,676,500          $         -        $  38,195,037
        Mortgage-backed securities                    733,120,607           4,895,446              739,748          737,276,305
        Federal agency securities                     178,766,287           1,425,820              305,144          179,886,963
        Foreign government securities                   7,737,863             198,987                    -            7,936,850
                                               -------------------    ----------------    -----------------    ----------------
        Total                                      $  955,143,294        $  9,196,753          $ 1,044,892        $ 963,295,155
                                               ===================    ================    =================    =================

                                                   Amortized            Unrealized           Unrealized            Carrying
                Available for Sale                    Cost                 Gains               Losses               Value

        U.S. Treasury securities                   $    9,989,313        $     56,037          $         -        $  10,045,350
        Municipal bonds                                39,227,056              73,224               83,135           39,217,145
        Mortgage-backed securities                    361,944,678           1,828,739              954,209          362,819,208
        Federal agency securities                      28,581,831              21,075                5,263           28,597,643
        Corporate debt                                 49,324,991                   -              254,991           49,070,000
                                               -------------------    ----------------    -----------------    -----------------
        Total                                      $  489,067,869        $  1,979,075          $ 1,297,598        $ 489,749,346
                                               ===================    ================    =================    =================


     Nonmarketable equity securities at June 30, 1998 consisted of stock of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Company is required to invest in $100 par value stock of the FHLBB in an amount equal to the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If and when FHLBB stock is redeemed, the Company will receive an amount equal to the par value of the stock.

     The carrying amounts and approximate market values of securities by effective maturity are as follows:


                                                      December 31, 1997                            June 30, 1998
                                                Carrying            Approximate            Carrying             Approximate
                 Held to Maturity                 Value             Market Value             Value             Market Value
        Due from one to five years              $ 357,580,590        $ 360,361,877         $ 310,846,614        $  312,582,268
        Due five years up to ten years            183,840,479          184,373,997           189,393,188           190,621,514
        Due after ten years                       260,625,008          264,972,515           454,903,492           460,091,373
                                            ------------------    -----------------    ------------------      ---------------
        Total                                   $ 802,046,077        $ 809,708,389         $ 955,143,294        $  963,295,155
                                            ------------------    -----------------    ------------------      ---------------
                                            ------------------    -----------------    ------------------      ---------------



                                                      December 31, 1997                             June 30, 1998
                                                Amortized             Carrying             Amortized              Carrying
                Available for Sale                Cost                 Value                  Cost                  Value
        Due within one year                    $   20,020,094       $   20,039,100        $     9,989,313        $   10,045,350
        Due from one to five years                307,636,460          309,517,768            346,011,654           346,830,727
        Due five years up to ten years            132,367,416          132,756,384             66,726,758            66,785,851
        Due after ten years                           534,098              536,837             66,340,144            66,087,418
                                            ------------------    -----------------    -------------------    ------------------
        Total                                  $  460,558,068       $  462,850,089        $   489,067,869        $  489,749,346
                                            ------------------    -----------------    ------------------      ---------------
                                            ------------------    -----------------    ------------------      ---------------

      The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

      Twelve available for sale securities were sold during the six months ended June 30, 1998, resulting in gains totaling $471,066.

      The carrying value of securities pledged amounted to approximately $590,000,000 at December 31, 1997 and the market value of securities pledged amounted to approximately $614,000,000 at June 30, 1998. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

4.   LOANS

     Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at December 31, 1997 or June 30, 1998. In addition, there have been no loan charge-offs or recoveries during the six months ended June 30, 1997 and 1998. Loans consisted of the following at December 31, 1997 and June 30, 1998:

                                                                         December 31,          June 30,
                                                                           1997                  1998
          Loans to individuals                                          $ 26,857,933          $  20,086,324
          Loans to not-for-profit institutions                                12,500                 12,500
          Loans to mutual funds                                           29,174,524             49,790,283
                                                                     ----------------      -----------------
                                                                          56,044,957             69,889,107
          Less allowance for loan losses                                     100,000                100,000
                                                                     ----------------      -----------------
          Total                                                         $ 55,944,957          $  69,789,107
                                                                     ----------------      -----------------
                                                                     ----------------      -----------------


     The Company had commitments to lend of approximately $62,845,000 and $71,514,000 at December 31, 1997 and June 30, 1998, respectively. The terms of these commitments are similar to the terms of outstanding loans.

5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     The major components of equipment and leasehold improvements are as follows at December 31, 1997 and June 30, 1998:


                                                                         December 31,            June 30,
                                                                             1997                 1998
          Furniture, fixtures and equipment                             $   11,660,572          $  13,336,897
          Leasehold improvements                                               977,336                969,230
                                                                     ------------------     ------------------
          Total                                                             12,637,908             14,306,127
          Less accumulated depreciation and amortization                    (4,081,677)            (4,765,088)
                                                                     ------------------     ------------------
          Equipment and leasehold improvements, net                     $    8,556,231         $    9,541,039
                                                                     ------------------     ------------------
                                                                     ------------------     ------------------



6.   DEPOSITS

     Time deposits at December 31, 1997 and June 30, 1998 include noninterest-bearing amounts for both years of approximately $65,000,000.

     All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1997 and June 30, 1998.

7.   SHORT-TERM BORROWINGS

     The major components of short-term borrowings are as follows at December 31, 1997 and June 30, 1998:

                                                         December 31,         June 30,
                                                            1997                1998
      Repurchase agreements                              $499,188,363       $440,345,407
      Federal funds purchased                                  --             45,000,000
      FHLBB advance                                            --             75,000,000
      Treasury, tax and loan account                          744,265          1,500,378
                                                         ------------       ------------
      Total                                              $499,932,628       $561,845,785
                                                         ------------       ------------
                                                         ------------       ------------


     The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The interest rate on the outstanding agreements at December 31, 1997 ranged from 4.95% to 5.90% and all agreements matured by March 3, 1998. The interest rates on the outstanding agreements at June 30, 1998 ranged from 5.20% to 5.62% and all agreements mature by July 31, 1998. The amount outstanding at June 30, 1998 was the highest amount outstanding at any month end during the period ended June 30, 1998. The average balance during the period ended June 30, 1998 was $560,431,000.

     The Company purchases excess reserves in the form of federal funds from other banks in order to meet the Federal Reserve Bank ("FRB") requirements. The interest rate on the outstanding balance at June 30, 1998 was 6.25%.

     The Company has a borrowing arrangement with the FHLBB which is utilized on an overnight basis to satisfy temporary funding requirements. The interest rate on the outstanding balance at June 30, 1998 was 5.96%. The Company has the option to put the advance back to FHLBB on the 22nd day of each month, and the advance matures on March 27, 2000.

     The Company receives federal tax deposits from clients as agent for the FRB and accumulates these deposits in the Treasury, tax and loan account. The FRB charges the Company interest at the Federal funds rate on such deposits. The interest rates on the outstanding balance at December 31, 1997 and June 30, 1998 were 5.26% and 5.46%, respectively.

     The following securities were pledged under these agreements at December 31, 1997 and June 30, 1998:

                                                 December 31, 1997                        June 30, 1998
                                           Carrying         Approximate             Carrying        Approximate
                                             Value          Market Value             Value          Market Value
     U.S. Treasury securities            $   20,392,469     $ 20,392,469           $    --          $      --
     Federal agency securities                    --              --                 79,864,765       80,434,845
     Mortgage-backed securities             501,141,751      503,300,183            406,208,338      407,989,228
     Corporate debt                               --               --                49,070,000       49,070,000
                                         --------------     ------------           ------------     ------------
     Total                               $  521,534,220     $523,692,652           $535,143,103     $537,494,073
                                         --------------     ------------           ------------     ------------
                                         --------------     ------------           ------------     ------------



8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

     On January 31, 1997, a trust sponsored and wholly owned by the Company issued $25,000,000 in 9.77% Trust Preferred Securities (the "Capital Securities"), the proceeds of which were invested by the trust in the same aggregate principal amount of the Company's newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Junior Subordinated Debentures"). The $25,000,000 aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of the Trust. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under (i) the Debentures, (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued, and (iii) the Amended and Restated Declaration of Trust governing the Trust constitutes a full and unconditional guarantee of the Trust's obligations under the Capital Securities.

9.   STOCKHOLDERS' EQUITY

     The Company has authorized 1,000,000 shares of Preferred Stock and 20,000,000 shares of Common Stock, all with a par value of $.01 per share. At December 31, 1997 and June 30, 1998, there were no preferred shares issued or outstanding. There were 6,664,319 and 6,701,915 shares of Common Stock issued and outstanding at December 31, 1997 and June 30, 1998, respectively.

     The Company has three stock option plans, the Amended and Restated 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

     Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 1,160,000 shares of Common Stock to certain employees, consultants, directors and officers. Of the 1,160,000 shares of Common Stock authorized for issuance under the plan, 534,706 were available for grant at June 30, 1998. The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock.

     In November 1995, the Company granted 114,000 shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vest in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. On
     March 31, 1998 the Company repurchased 4,000 unvested shares for $77,000 under the terms of the 1995 Stock Plan. On May 29, 1998, the Company granted 10,000 shares of Common Stock to certain officers of AMT Capital Services, Inc. in connection with the acquisition of AMT Capital Serivices, Inc. The Company has recorded deferred compensation of $1,248,775 and $1,453,617 at December 31, 1997 and June 30, 1998, respectively, pursuant to these grants.

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

     The exercise price of options under the 1995 Non-Employee Director Stock Option Plan and the incentive options under the Amended and Restated 1995 Stock Plan may not be less than fair market value at the date of the grant. The exercise price of the nonqualified options from the Amended and Restated 1995 Stock Plan is determined by the compensation committee of the Board of Directors. All options become exercisable as specified at the date of the grant.

     Under the terms of the 1997 Employee Stock Purchase Plan the Company may issue up to 140,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The 1997 Purchase Plan permits eligible employees to purchase up to 1,000 shares of Common Stock per payment period, subject to limitations provided by
     Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the average market value of the Common Stock on the first business day of the payment period, or (ii) 90% of the average market value of the Common Stock on the last business day of the payment period. Annual payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

     A summary of option activity under the 1995 Non-Employee Director Stock Option and the Amended and Restated 1995 Stock plans is as follows:


                                                         Number of                    Weighted-Average
                                                          Shares                       Exercise Price
     Outstanding at December 31, 1997                     517,284                      $     30
     Granted                                               55,628                            50
     Exercised                                            (21,230)                           47
     Canceled                                             (22,606)                           23
                                                          --------
     Outstanding at June 30, 1998                         529,076                            36
                                                          --------
                                                          --------
     Outstanding and exercisable at June 30, 1998         176,406
                                                          --------
                                                          --------

     Under The Employee Stock Purchase Plan, adopted in fiscal year 1997, the Company sold 10,366 shares of Common Stock to employees at June 30, 1998. The exercise price of the stock was $43.25, or 90% of the average market value of the Common Stock on the last business day of the payment period.

     Earnings Per Share - Under SFAS 128, the Company is required to disclose a reconciliation of Basic EPS and Diluted EPS for the periods ended June 30, 1998 and 1997 as follows:


                                                                                Per Share
                                                    Income         Shares         Amount
                                                   ---------     ---------      ---------
     June 30, 1998
     Basic EPS
     Income available to common stockholders      $6,747,287     6,682,781       $   1.01
                                                                                 --------
                                                                                 --------
     Dilutive effect of common equivalent
        shares of stock options                                    202,053
                                                                  ---------
     Diluted EPS
     Income available to common stockholders      $6,747,287     6,884,834       $   0.98
                                                  ----------     ---------       --------
                                                  ----------     ---------       --------

     June 30, 1997
     Basic EPS
     Income available to common stockholders      $6,101,547     6,638,318       $   0.92
                                                                                 --------
                                                                                 --------
     Dilutive effect of common equivalent
        shares of stock options                                    137,321
                                                                 ---------
     Diluted EPS
     Income available to common stockholders      $6,101,547     6,775,639       $   0.90
                                                  ----------     ---------       --------
                                                  ----------     ---------       --------



     Basic earnings per share were computed by dividing net income by the sum of the weighted average shares of Common Stock and Class A Common Stock outstanding during the periods. Diluted earnings per share included the effect of stock options using the treasury stock method to the extent that the average closing price exceeds the exercise price.

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

11.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     Lines of Credit -- At June 30, 1998, the Company had commitments to individuals under collateralized open lines of credit totaling $100,271,000 with variable interest rates, against which $28,757,000 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

     Interest-Rate Contracts -- Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. Swap agreements involve the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that the other party may default on its contractual obligation, so-called counterparty risk. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The Company was party to swap agreements with aggregate notional amounts of $430,000,000 as of June 30, 1998. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed-rate liabilities. The positive market value of the interest rate contracts was $93,245 at June 30, 1998.

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

12.  COMMITMENTS AND CONTINGENCIES

     Restrictions on Cash Balances -- The Company is required to maintain certain average cash reserve balances with the FRB. The reserve balance requirement as of June 30, 1998 was $32,570,000. In addition, other cash balances in the amount of $1,561,893 were pledged to secure clearings with a depository institution as of June 30, 1998.

     Lease Commitments -- Minimum future commitments on noncancelable operating leases at June 30, 1998 were as follows:

                                         Bank
     Fiscal Year Ending                Premises       Equipment
     1998                             $ 3,155,000     $ 1,072,000
     1999                               6,310,000       1,867,000
     2000                               6,051,000         726,000
     2001                               5,932,000          54,000
     2002 and beyond                   30,915,000            --

      Total rent expense was $3,235,000 and $4,443,000 for the six months ended June 30, 1997 and 1998, respectively.

      On February 1, 1996, the Company entered into a five year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract was $213,000 and $305,000 for the six months ended June 30, 1997 and 1998, respectively.

      Contingencies -- The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at June 30, 1998 that are material to the consolidated financial position or results of operations of the Company.

13.   FOREIGN EXCHANGE CONTRACTS

      The Company enters into foreign exchange contracts with clients and simultaneously enters into matched positions with another bank. These contracts are subject to market value fluctuations in foreign currencies. A summary of foreign exchange contracts outstanding at December 31, 1997 and June 30, 1998 is as follows (in thousands):

                                               December 31, 1997                                      June 30, 1998
                               --------------------------------------------------      --------------------------------------------
                                                                  Unrealized                                           Unrealized
Currency                          Purchases          Sales         Gain/Loss            Purchases          Sales        Gain/Loss
Netherlands (NLG)                 $     271         $    271            -               $  17,809        $  17,809           -
Italy (ITL)                             145              145            -                  16,791           16,791           -
Japan (JPY)                           5,000            5,000            -                  13,156           13,156           -
Hong Kong (HKD)                       5,011            5,011            -                   6,647            6,647           -
France (FRF)                          4,292            4,292            -                   6,538            6,538           -
Czechoslovakia (CZK)                      -                -            -                   5,456            5,456           -
Germany (DEM)                         1,016            1,016            -                   3,761            3,761           -
Singapore (SGD)                         368              368            -                   2,407            2,407           -
United Kingdom (GBP)                  3,440            3,440            -                   1,318            1,318           -
Sweden (SEK)                            317              317            -                   1,185            1,185           -
Poland (PLN)                              -                -            -                   1,042            1,042           -
Other currencies                      3,082            3,082            -                   2,452            2,452           -
                               -------------     ------------     --------------    --------------    -------------    ------------
                                  $  22,942        $  22,942            -               $  78,562        $  78,562           -
                               -------------     ------------     --------------    --------------    -------------    ------------
                               -------------     ------------     --------------    --------------    -------------    ------------

     The maturity of contracts outstanding as of June 30, 1998 is as follows:

        Maturity                                 Purchases          Sales
        July 1998                                 $60,740          $60,740
        August 1998                                11,482           11,482
        November 1998                               6,340            6,340



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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Bank and the Company for the quarter ended June 30, 1998 and the year ended December 31, 1997.

                                                                   Minimum                 To Be Well Capitalized
                                                                 For Capital                    Under Prompt
                                         Actual                Adequacy Purposes        Corrective Action Provisions
                                 -----------------------      ----------------------    ------------------------------
                                    Amount        Ratio          Amount        Ratio          Amount        Ratio
                                 ------------    -------      ------------    -------      ------------    -------
As of June 30, 1998:
  Total Capital
   (to Risk Weighted Assets
   - the Company)                $105,610,851     22.89%      $ 36,908,841        8.00%         N/A          N/A
   (to Risk Weighted Assets
   - the Bank)                   $102,788,461     22.35%      $ 36,794,153        8.00%    $ 45,992,691     10.00%
  Tier I Capital
   (to Risk Weighted Assets
   - the Company)                $105,510,851     22.87%      $ 18,454,421        4.00%         N/A          N/A
  Tier I Capital
   (to Risk Weighted Assets
   - the Bank)                   $102,688,461     22.33%      $ 18,397,076        4.00%    $ 27,595,614      6.00%
  Tier I Capital
   (to Average Assets
   - the Company)                $105,510,851      6.96%      $ 60,666,867        4.00%         N/A          N/A
  Tier I Capital
   (to Average Assets
   - the Bank)                   $102,688,461      6.78%      $ 60,578,187        4.00%    $ 75,722,733      5.00%

As of December  31, 1997:
  Total Capital
   (to Risk Weighted Assets
   - the Company)                $ 98,507,386     29.20%      $ 26,984,903        8.00%         N/A          N/A
  Total Capital
   (to Risk Weighted Assets
   - the Bank)                   $ 96,140,693     28.57%      $ 26,918,947        8.00%    $ 33,648,684     10.00%
  Tier I Capital
   (to Risk Weighted Assets
   - the Company)                $ 98,407,386     29.17%      $ 13,492,452        4.00%        N/A           N/A
  Tier I Capital
   (to Risk Weighted Assets
   - the Bank)                   $ 96,040,693     28.54%      $ 13,459,473        4.00%    $ 20,189,210      6.00%
  Tier I Capital
   (to Average Assets
   - the Company)                $ 98,407,386      6.44%      $ 61,105,815        4.00%        N/A           N/A
  Tier I Capital
   (to Average Assets
   - the Bank)                   $ 96,040,693      6.31%      $ 60,892,699        4.00%    $ 76,115,874      5.00%

      Under Massachusetts law, trust companies such as the Bank may only pay dividends out of "net profits" and only to the extent such payments will not impair the capital stock and surplus account. If, prior to declaration of a dividend, the Bank's capital stock and surplus accounts equal less than 10% of its deposit liabilities, then prior to the payment of the dividend, the Bank must transfer from net profits to its surplus account the amount required to make its surplus account equal to either (i) together with capital stock, 10% of deposit liabilities, or (ii) subject to certain adjustments, 100% of capital stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes which are included elsewhere in this Report. The Company, through its wholly owned subsidiaries, Investors Bank & Trust Company and Investors Capital Services, Inc., provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 59 mutual fund complexes, investment advisors, banks and insurance companies. Currently, the Company provides financial asset administration services for assets totaling approximately $164 billion, including approximately $12 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

      The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and noninterest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes the expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus noninterest income) and net income are meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 15% from $51,569,000 in the first six months of 1997 to $59,151,000 in the first six months of 1998.

      Noninterest income consists primarily of fees for financial asset administration and is principally derived from custody, multicurrency accounting, transfer agency, mutual fund administration, and investment advisory services for financial asset managers and the assets they control. The Company's clients pay fees based on the volume of assets under custody, the number of securities held, the number of portfolio transactions, income collected and other value-added services such as foreign exchange, securities lending and performance measurement. Asset-based fees are usually charged on a sliding scale. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, the Company's fees may be a smaller percentage of those assets. Fees for individually managed accounts, such as custodial, trust and portfolio accounting services for individuals, investment advisors, private trustees, financial planners, other banks and fiduciaries and other institutions are also included in noninterest income.

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

Recent and Pending Acquisitions

BankBoston Institutional Trust and Custody Acquisition
------------------------------------------------------

      On July 17, 1998, Investors Bank & Trust Company ("Investors Bank"), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the "Agreement") with Bank Boston, N.A. ("BankBoston") pursuant to which Investors Bank has agreed to purchase (the "Acquisition") from BankBoston substantially all of the assets of BankBoston solely relating to BankBoston's domestic institutional trust and custody business (the "Business").

      The Business currently provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. As of June 30,1998, the Business serviced approximately $45 billion in assets held in over 3,000 accounts by almost 600 clients. The primary focus of the Business is small to midsize custody accounts ranging in size from $5 million to $500 million in assets.

      The aggregate purchase price (the "Purchase Price") to be paid by Investors Bank for the Business is approximately $50 million. A deposit of $1 million was made by Investors Bank upon the signing of the Agreement and may be retained by BankBoston if Investors Bank fails to close the Acquisition after receipt of necessary regulatory approvals. An additional $43 million plus the amount of accounts receivable of the Business at the time of the closing of the Acquisition (the "Closing") will be paid at Closing. Investors Bank will pay up to an additional $6 million to BankBoston based upon the level of client retention at the one year anniversary of the Closing.

      The Acquisition is expected to be accounted for as a purchase. While Investors Bank is able to fund the transaction from internal resources, the Company intends to use the proceeds of an equity offering to partially fund the transaction. The Company intends to complete the equity offering during the third quarter of 1998. The Company expects the Acquisition to be accretive to earnings per share after the successful integration of staff, systems and facilities in 1999.

      The Closing is subject to customary closing conditions, the expiration or early termination of the applicable waiting period under the Hart-Scott Rodino Act and certain regulatory approvals. Subject to the satisfaction of the foregoing conditions, Investors Bank expects the Closing to occur on or about September 30, 1998.

      The Company believes that its knowledge and experience in the custody business, as well as its core strategy of providing superior client service, will be an excellent fit for the clients of the Business. The Company currently provides to its customers all of the services that BankBoston provides to the clients of the Business. In addition, the Company's focus on custody and related services allows it to dedicate its resources to providing state-of-the-art technology solutions and highly trained and experienced professionals to the Business.

      The Company also believes that it will benefit from the added depth and diversity in its client base as a result of the Acquisition. The Company believes that the Acquisition will provide potential cross-selling opportunities for the provision of additional, value-added services such as securities lending, foreign exchange and cash management. In addition, the Company believes that it will eventually recognize some operating efficiencies from the complementary nature of the Business in relation to the Company's own services.

      In connection with the Acquisition, on July 17, 1998 Investors Bank and BankBoston also entered into an Outsourcing Agreement (the "Outsourcing Agreement"). Pursuant to the Outsourcing Agreement, effective upon the Closing, the Company will act as custodian for three BankBoston asset management related businesses comprising approximately $25 billion in assets: domestic private banking, institutional asset management and international private banking. The Company will provide transaction processing and asset safekeeping and servicing to the clients of those businesses.

AMT Capital Acquisition
-----------------------

      On May 29, 1998, the Company acquired (the "AMT Acquisition") all of the outstanding share capital of AMT Capital Services, Inc. and AMT Capital Advisers, Inc. (collectively, "AMT Capital"), pursuant to an Agreement and Plan of Merger dated as of May 12, 1998 (the "Merger Agreement"), by and among the Company, Investors Acquisition Sub I, Inc., Investors Acquisition Sub II, Inc., AMT Capital and certain stockholders of AMT Capital (the "Former AMT Capital Stockholders") in exchange for 194,006 shares of the Company's Common Stock. Of the 194,006 shares of Common Stock issued to the Former AMT Capital Stockholders, 18,938 shares are being held in escrow by First Chicago Trust Company of New York as escrow agent pursuant to an Escrow Agreement dated as of May 29, 1998 among the Company, the Former AMT Capital Stockholders and the escrow agent (the "Escrow Agreement") until the earlier of (i) February 28, 1999 and (ii) the Company's first public announcement of earnings following completion by the Company's independent public accountants of the first full-year audit of the Company's financial statements following May 29, 1998 to cover any reimbursable claims relating to the AMT Acquisition. The remaining 175,068 shares acquired by the Former AMT Capital Stockholders pursuant to the AMT Acquisition were registered on a Registration Statement on Form S-3 (File No. 333-58031), declared effective on July 9, 1998, and may be sold to the public by the Former AMT Capital Stockholders. The AMT Acquisition has been accounted for under the "pooling-of-interests" method and was structured as a tax-free reorganization under the Internal Revenue Code.

      AMT Capital is a New York-based firm recognized for providing fund administration services to global and domestic institutional investment management firms. The AMT Acquisition is intended to enhance the Company's offerings to institutional investment managers who outsource the administration of pooled investment products. Additionally, the combination of the substantial expertise at both the Company and AMT Capital should further strengthen the Company's strategic product development capabilities in support of clients worldwide. Upon the consummation of the AMT Acquisition, the AMT Capital companies were renamed Investors Capital Services, Inc. and Investors Capital Advisors, Inc., respectively.

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

      The Company will utilize both internal and external resources to modify or upgrade existing software and to test such software for Year 2000 compliance. The Company plans to complete the Year 2000 project, including all testing, by December 31, 1998. Currently, the Company is completing renovation of software code and has commenced the testing phase of the Year 2000 project. The Company is currently developing contingency plans to address any failure by the Company or any third party with which the Company interacts to properly and/or completely renovate software code for Year 2000 compliance. The Company expects to complete these contingency plans in the fourth quarter of 1998.

      The remaining 1998 cost of the Year 2000 project is estimated at $753,000, which will be expensed as incurred over the next six months, and is being funded through operating cash flows. In addition, the Company has budgeted up to an additional $400,000 for Year 2000 costs that may arise during 1999. These 1999 costs may include, but are not limited to, testing with third parties who are not Year 2000 compliant prior to December 31, 1998 and software renovation necessitated by internal and/or third-party testing during 1998 and 1999. These amounts are not expected to have a material effect on the Company's results of operations. To date, the Company has incurred and expensed approximately $847,000 related to the assessment of, and remediation efforts in connection with, its Year 2000 project and the development of a remediation plan.

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

Statement of Operations

Comparison of Operating Results for the Six Months Ended June 30, 1997 and
1998

Noninterest Income

      Noninterest income increased $7,711,000 to $46,235,000 for the six months ended June 30, 1998 from $38,524,000 for the six months ended June 30, 1997. Noninterest income consists of the following items:


                                                                   For the Six Months Ended
                                                                           June 30,
                                                    -------------------------------------------------------
                                                         1997               1998               Change
                                                    ---------------     --------------    -----------------
                                                         (Dollars in thousands)

               Asset administration fees                 $  36,862          $  45,023             22%
               Computer service fees                           339                273            (19)
               Other operating income                        1,316                468            (64)
               Gain on sale of securities                        7                471               -
                                                    ---------------     --------------
               Total Noninterest Income                  $  38,524          $  46,235              20
                                                    ---------------     --------------
                                                    ---------------     --------------


      Asset administration fees increased $8,161,000 to $45,023,000 for the six months ended June 30, 1998 compared to $36,862,000 for the six months ended June 30, 1997. The Company earns these fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total assets processed increased to $164 billion at June 30, 1998 from $146 billion at June 30, 1997. Of this $18 billion net increase in assets processed, approximately 29% of the increase reflects assets processed for new clients, and the remainder of the increase reflects growth of assets processed for existing clients. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending and foreign exchange.

      Computer service fees consist of amounts charged by the Company for data processing services related to client accounts. The decrease in computer service fees is related to renegotiations of contracts performed by Investors Capital Services in 1998. Other operating income consists of dividends received relating to the FHLBB stock investment and miscellaneous transaction-oriented private banking fees. The decrease in other operating income was due to a decrease in services provided by Investors Capital Advisors, a wholly owed subsidiary of Investors Capital Services, Inc. Gain on sale of securities increased during the first six months of 1998 due to the Company's sale of certain mortgage-backed securities in anticipation of increased prepayment risk.

Operating Expenses

      Total operating expenses increased by $6,013,000 to $47,242,000 for the six months ended June 30, 1998 compared to $41,229,000 for the six months ended June 30, 1997. The components of operating expenses were as follows:


                                    For the Six Months
                                          Ended
                                         June 30,
                                    -------------------
                                      1997       1998       Change
                                    --------    -------     ------
                                  (Dollars in thousands)

Compensation and benefits            $24,845    $29,347         18%
Technology and telecommunications      5,189      5,322          3
Transaction processing services        3,902      3,962          2
Occupancy                              2,314      3,418         48
Depreciation and amortization            922      1,270         38
Travel and sales promotion               799      1,003         26
Professional fees                      1,146        788        (31)
Insurance                                374        392          5
Other operating expenses               1,738      1,740       --
                                    --------    -------
Total Operating Expenses             $41,229    $47,242         15 %
                                    --------    -------
                                    --------    -------


      Compensation and benefits expense increased by $4,502,000 or 18% from period to period due to several factors. The average number of employees increased 20% to 1,068 during the six months ended June 30, 1998 from 890 during the same period in 1997. This increase relates primarily to the increase in client relationships and to the expansion of existing client relationships during the period. Effective January 1, 1998 the Company adopted the accounting method promulgated by Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Accordingly, the Company capitalized $318,000 of compensation and compensation-related expenses for employees who were directly associated with internal use computer software projects during the six months ended June 30, 1998.

      Occupancy expense increased $1,104,000 to $3,418,000 for the six months ended June 30, 1998 from $2,314,000 for the six months ended June 30, 1997. The increase resulted from the expansion into additional office space in the Company's Boston, Toronto and Dublin offices.

      Depreciation and amortization expense increased $348,000 between periods due to purchases of furniture, equipment, and capitalized software throughout 1997 and the first six months of 1998.

      Travel and sales promotion expense increased $204,000 to $1,003,000 for the six months ended June 30, 1998 from $799,000 for the six months ended June 30, 1997 due to increased travel by the sales and marketing professionals.

      Professional fees decreased $358,000 to $788,000 for the six months ended June 30, 1998 from $1,146,000 for the six months ended June 30, 1997. The decrease in professional fees relates to non-recurring consulting and legal fees incurred in the first six months of 1997.

Net Interest Income

      Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the six months ended June 30, 1998 compared to the same period in 1997.



                                                  Change           Change
                                                  Due to           Due to
                                                  Volume            Rate            Net
                                              ----------------  --------------  ------------
                                                         (Dollars in thousands)

       Interest-earning assets
       Fed funds sold and
          interest-earning deposits            $     (199)     $       74      $    (125)
       Investment securities                       11,932          (2,056)         9,876
       Loans                                           38             137            175
                                              ----------------  --------------  ------------
       Total interest-earning assets               11,771          (1,845)         9,926
                                              ----------------  --------------  ------------

       Interest-bearing liabilities
       Deposits                                      3,210           (245)         2,965
       Borrowings                                    6,608            483          7,091
                                              ----------------  --------------  ------------
       Total interest-bearing liabilities            9,818            238         10,056
                                              ----------------  -------------  ------------
       Change in net interest income            $    1,953       $ (2,083)      $   (130)
                                              ----------------  -------------  ------------
                                              ----------------  -------------  ------------


      Net interest income decreased $130,000 or 1% to $12,916,000 for the six months ended June 30, 1998 from $13,046,000 for the same period in 1997. This net decrease resulted from an increase in interest income of $9,926,000 offset by an increase in interest expense of $10,056,000. The net impact of the above changes was a 76 basis point decrease in net interest margin.

      Interest expense increased due primarily to a $385,000,000 increase in average deposits and short term borrowings for the six months ended June 30, 1998 compared to the same period in 1997. Also, to a lesser extent, interest expense increased due to an increase in the average interest rate paid by the Company from 4.93% to 5.03% during the period.

Income Taxes

      The Company's earnings were taxed on the federal level at 35% for the 1998 and 1997 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.32% in 1997 and 10.91% in 1998. The provision for income taxes for the six months ended June 30, 1998 increased by $793,000 compared to the same period in 1997. The overall effective tax rate increased to 36.78% for the six months ended June 30, 1998, from 34.69% for the same period in 1997. The increse in the effective tax rate is due to the change in tax status of Investors Capital Services, Inc., AMT Capital Services, Inc. was a Subchapter S corporation which incurred no federal or state tax on net income through May 29, 1997.

Statement of Operations

Comparison of Operating Results for the Quarters  Ended June 30, 1997 and 1998

Noninterest Income

      Noninterest income increased $4,390,000 to $24,022,000 for the quarter ended June 30, 1998 from $19,632,000 for the quarter ended June 30, 1997. Noninterest income consists of the following items:


                                                                    For the Quarters Ended
                                                                           June 30,

                                                    -------------------------------------------------------
                                                         1997               1998               Change
                                                    ---------------     --------------    -----------------
                                                         (Dollars in thousands)

               Asset administration fees                 $  18,844          $  23,335             24%
               Computer service fees                           180                139            (23)
               Other operating income                          601                277            (54)
               Gain on sale of securities                        7                271               -
                                                    ---------------     --------------
               Total Noninterest Income                  $  19,632          $  24,022              22%
                                                    ---------------     --------------
                                                    ---------------     --------------



      Asset administration fees increased $4,491,000 to $23,335,000 for the quarter ended June 30, 1998 compared to $18,844,000 for the quarter ended June 30, 1997. The Company earns these fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total assets processed increased to $164 billion at June 30, 1998 from $146 billion at June 30, 1997. Of this $18 billion net increase in assets processed, approximately 29% of the increase reflects assets processed for new clients, and the remainder of the increase reflects growth of assets processed for existing clients. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increased between periods due to the increase in assets processed.

      The decrease in computer service fees between periods relates to renegotiations of contracts performed by Investors Capital Services in 1998. The overall decrease in other operating income was due to a decrease in services provided by Investors Capital Advisors, Inc. a wholly owned subsidiary of Investors Capital Services. Gain on sale of securities increased during the first three months of 1998 due to the Company's sale of certain mortgage-backed securities in anticipation of increased prepayment risk.

Operating Expenses

      Total operating expenses increased by $2,588,000 to $23,565,000 for the quarter ended June 30, 1998 compared to $20,977,000 for the quarter ended June 30, 1997. The components of operating expenses were as follows:


                                    For the Quarter Ended
                                           June 30,
                                     --------------------   ------
                                       1997       1998      Change
                                     -------    -------     ------
                                   (Dollars in thousands)

Compensation and benefits            $12,686    $14,679         16%
Technology and telecommunications      2,704      2,715       --
Transaction processing services        1,865      1,931          4
Occupancy                              1,189      1,731         46
Depreciation and amortization            517        669         29
Travel and sales promotion               463        586         27
Professional fees                        539        522         (3)
Insurance                                188        199          6
Other operating expenses                 826        533        (35)
                                     -------    -------
Total Operating Expenses             $20,977    $23,565         12%
                                     -------    -------
                                     -------    -------


      Compensation and benefits expense increased by $1,993,000 or 16% from period to period due to several factors. The average number of employees increased 17% to 1,078 during the quarter ended June 30, 1998 from 920 during the same period in 1997. This increase relates primarily to the increase in client relationships and to the expansion of existing client relationships during the period. Effective January 1, 1998 the Company adopted SOP 98-1 which provides guidance on accounting for the costs of computer software developed or obtained for internal use. Accordingly, the Company capitalized $170,000 of compensation and compensation-related expenses for employees who were directly associated with internal use computer software projects during the quarter ended June 30, 1998.

      Occupancy expense increased $542,000 to $1,731,000 for the quarter ended June 30, 1998 from $1,189,000 for the quarter ended June 30, 1997. The increase resulted from the expansion into additional office space in the Company's Boston, Toronto and Dublin offices.

      Depreciation and amortization expense increased $152,000 between periods due to purchases of furniture, equipment, and capitalized software throughout 1997 and the first six months of 1998.

      Travel and sales promotion expense increased $123,000 to $586,000 for the quarter ended June 30, 1998 from $463,000 for the quarter ended June 30, 1997 due to increased travel of the sales and marketing professionals.

      Other operating expenses include fees for office supplies expense, recruiting costs, and temporary help. These expenses decreased $293,000 to $533,000 for the quarter ended June 30, 1998 from $826,000 for the quarter ended June 30, 1997. Recruiting costs and costs of temporary help decreased as a result of a change in strategy of using interns instead of hiring outside manpower. The majority of the decrease related to efficiencies experienced in general operating expenses.

Net Interest Income

   Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended June 30, 1998 compared to the same period in 1997.

                                                    Change           Change
                                                    Due to           Due to
                                                    Volume            Rate            Net
                                                ----------------  --------------  ------------
                                                           (Dollars in thousands)

           Interest-earning assets
           Fed funds sold and
              interest-earning deposits              $      202   $           -       $   202
           Investment securities                          4,983         (1,379)         3,604
           Loans                                            123              48           171
                                                ----------------  --------------  ------------
           Total interest-earning assets                  5,308         (1,331)         3,977
                                                ----------------  --------------  ------------

           Interest-bearing liabilities
           Deposits                                       1,882           (122)         1,760
           Borrowings                                     2,862             153         3,015
                                                ----------------  --------------  ------------
           Total interest-bearing liabilities             4,744              31         4,775
                                                ----------------  --------------  ------------

           Change in net interest income              $     564       $ (1,362)       $ (798)
                                                ----------------  --------------  ------------
                                                ----------------  --------------  ------------



   Net interest income decreased $798,000 or 12% to $5,792,000 for the quarter ended June 30, 1998 from $6,590,000 for the same period in 1997. This net decrease resulted from an increase in interest income of $3,977,000 offset by an increase in interest expense of $4,775,000. The net impact of the above changes was a 88 basis point decrease in net interest margin.

   Interest expense increased due primarily to a $371,000,000 increase in average deposits and short term borrowings for the quarter ended June 30, 1998 compared to the same period in 1997. Also, to a lesser extent, interest expense increased due to an increase in the average interest rate paid by the Company from 5.05% to 5.08% during the period.

Income Taxes

   The Company's earnings were taxed on the federal level at 35% for the 1998 and 1997 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.32% in 1997 and 10.91% in 1998. The provision for income taxes for the quarter ended June 30, 1998 increased by $563,000 compared to the same period in 1997. The overall effective tax rate increased to 37.17% for the quarter ended June 30, 1998, from 33.55% for the same period in 1997. The increase in the effective tax rate is due to the Company's acquisition of AMT Capital Services, Inc. Prior to the acquisition, AMT Capital Services, Inc. was taxed as a Subchapter S corporation and did not incur federal or state tax on its net income.

Financial Condition

Investment Portfolio

The following table summarizes the Company's investment portfolio as of the dates indicated:

                                                              December 31,           June 30,
                                                                  1997                 1998
                                                             ----------------      --------------
                                                                   (Dollars in thousands)

              Securities held to maturity:

              State and political subdivisions             $          35,225     $        35,518
              Mortgage-backed securities                             590,365             733,121
              Federal agency securities                              168,687             178,766
              Foreign government securities                            7,769               7,738
                                                           ------------------    ----------------

              Total securities held to maturity            $         802,046     $       955,143
                                                           ------------------    ----------------
                                                           ------------------    ----------------

              Securities available for sale:

              Municipal bonds                              $           8,382     $        39,217
              U.S. Treasury securities                                30,092              10,045
              Mortgage-backed securities                             424,376             362,819
              Federal agency securities                                    -              28,598
              Corporate debt                                               -              49,070
                                                           ------------------    ----------------

              Total securities available for sale          $         462,850     $       489,749
                                                           ------------------    ----------------
                                                           ------------------    ----------------


   The investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for the Company. In addition, the Company uses the investment portfolio to secure open positions at securities clearing institutions in connection with its custody services. The portfolio is comprised of U.S. Treasury securities, mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), Federal agency callable bonds issued by FHLMC and the FHLBB, municipal securities, corporate debt securities and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

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

   The Company invests in corporate debt in order to increase the total return of the investment portfolio. Corporate debt has credit risk resulting from the possibility that the underlying holding company may be unable to meet the terms of the security.

   The book value and weighted average yield of the Company's securities held to maturity at June 30, 1998, by effective maturity, are reflected in the following table:

                                                                                       Weighted
                                                                      Book              Average
                                                                      Value              Yield
                                                                 ----------------    ---------------
                                                                         (Dollars in thousands)

            Due from one to five years                         $         310,847              6.55%
            Due from five years up to ten years                          189,393              6.51%
            Due after ten years                                          454,903              6.30%
                                                               ------------------

            Total securities held to maturity                  $         955,143
                                                               ------------------
                                                               ------------------


The book value and weighted average yield of the Company's securities available for sale at June 30, 1998, by effective maturity, are reflected in the following table:


                                                                                              Weighted
                                                                        Book                   Average
                                                                       Value                    Yield
                                                                 -----------------         ---------------
                                                                           (Dollars in thousands)

            Due within one year                                  $          10,045                   6.20%
            Due from one to five years                                     346,831                   6.32%
            Due from five years up to ten years                             66,786                   5.67%
            Due after ten years                                             66,087                   6.38%
                                                                -------------------

            Total securities available for sale                  $         489,749
                                                                -------------------
                                                                -------------------

The maturities of mortgage backed securities have been allocated in the above tables as described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Loan Portfolio

   The following table summarizes the Company's loan portfolio as of the dates indicated:


                                                                    December 31,          June 30,
                                                                       1997                 1998
                                                                 ------------------   ------------------
                                                                           (Dollars in thousands)

            Loans to individuals                                 $            26,858   $          20,086
            Loans to not-for-profit organizations                                 13                  13
            Loans to mutual funds                                             29,174              49,790
                                                                 ------------------   ------------------
                                                                              56,045              69,889
            Less:  allowance for loan losses                                   (100)               (100)
                                                                 ------------------   ------------------
            Net loans                                            $            55,945  $           69,789
                                                                 ------------------   ------------------
                                                                 ------------------   ------------------

            Floating rate                                        $            55,932  $           69,776
            Fixed rate                                                            13                  13
                                                                 ------------------   ------------------
                                                                 $            55,945  $           69,789
                                                                 ------------------   ------------------
                                                                 ------------------   ------------------

   Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for the borrower. At June 30, 1998, the Company has entered into agreements to provide up to an aggregate of $40 million under lines of credit to mutual fund clients. These unsecured lines of credit may, in the event of a default, be collateralized at the Company's option by securities held in custody by the Company for those mutual funds. Loans to mutual funds also include advances by the Company to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those clients. The advances facilitate securities transactions and redemptions involving those mutual funds and are fully collateralized by liquid collateral, primarily freely tradable securities held in custody by the Company for those mutual funds.

   At June 30, 1998, the Company's only lending concentrations which exceeded 10% of total loans were revolving lines of credit to mutual fund clients as discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

   The Company's credit loss experience has been excellent. There have been no loan chargeoffs in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of June 30, 1998, there were no past due loans, troubled debt restructurings, or any loans on non-accrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of approximately $100,000 at June 30, 1998. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Interest Rate Sensitivity

   Interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. By seeking to minimize the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that could change interest rates in the same time frame, the Company attempts to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. The Company does not attempt to match each interest-earning asset with a specific interest-bearing liability. Instead, as shown in the table below, it aggregates all of its interest-earning assets and interest-bearing liabilities to determine the difference between these in specific time frames. This difference is known as the rate-sensitivity gap. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice in a time frame, and a negative gap indicates the opposite. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and change in different directions.

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

    The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at June 30, 1998:

                                                                                         Over
                                                                             Over        One
                                                                 Over        Six         Year
                                                    Within      Three         to          to         Over
                                                    Three       to Six      Twelve       Five        Five
                                                    Months      Months      Months      Years       Years       Total
                                                  ----------  ----------  ----------  ----------  ----------  ----------
                                                                                (Dollars in thousands)
Interest earning assets (1):

  Federal funds sold                             $   35,000  $   --      $   --      $   --      $   --      $   35,000
  Investment securities (2)                         603,903     178,132     205,170     351,447     106,241   1,444,893
  Loans--fixed rate                                  69,776      --          --          --          --          69,776
  Loans--variable rate                               --          --          --              13      --              13
                                                  ----------  ----------  ----------  ----------  ----------  ----------
     Total interest earning assets                  708,679     178,132     205,170     351,460     106,241   1,549,682

Interest bearing liabilities:
  Demand deposit accounts                           152,370      --          --          --          --         152,370
  Savings accounts                                  548,808      --          --          --          --         548,808
  Interest rate contracts                          (370,000)     50,000     110,000     210,000      --          --
  Short term borrowings                             561,846      --          --          --          --         561,846
                                                  ----------  ----------  ----------  ----------  ----------  ----------
     Total interest bearing liabilities             893,024      50,000     110,000     210,000               1,263,024
                                                  ----------  ----------  ----------  ----------  ----------  ----------
     Net interest sensitivity gap during
       the period                                $ (184,345) $  128,132  $   95,170  $  141,460  $  106,241  $  286,658
                                                  ----------  ----------  ----------  ----------  ----------  ----------
                                                  ----------  ----------  ----------  ----------  ----------  ----------
     Cumulative gap                              $ (184,345) $  (56,213) $   38,957  $  180,417  $  286,658
                                                  ----------  ----------  ----------  ----------  ----------
                                                  ----------  ----------  ----------  ----------  ----------
Interest sensitive assets as a percent of
  interest sensitive liabilities (cumulative)        79.36%       94.04%     103.70%     114.28%     122.70%

Interest sensitive assets as a percent of total
  assets (cumulative)                                43.12%       53.95%      66.44%      87.82%      94.28%

Net interest sensitivity gap as a percent of
  total assets                                      (11.22%)       7.80%       5.79%       8.61%       6.46%

Cumulative gap as a percent of total assets         (11.22%)      (3.42%)      2.37%      10.98%      17.44%


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

   The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short term borrowings, interest payments on securities held to maturity and available for sale, fees collected from asset administration clients. Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $.12 per share.

   The Company's ability to pay dividends on the Common Stock depends on the receipt of dividends from the Bank. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Bank expects to pay an annual dividend to the Company, which the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.12 per share of the Company's outstanding Common Stock (approximately $804,230 based upon 6,701,915 shares outstanding as of June 30, 1998).

     At June 30, 1998, cash and cash equivalents were 2% of total assets. At June 30, 1998, approximately $10 million or 1% of total interest-earning assets mature within a one year period.

   The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of June 30, 1998 was $176 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company.

   The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at June 30, 1998 was $1.3 billion.

   The Company also has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to be the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at June 30, 1998 was $752 million.

Capital Resources

   Historically, the Company has financed its operations primarily through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. The Company's capital expenditures have been incurred and its microcomputer leases entered into on an as-required basis. As a result, the Company's capital expenditures were $2,782,403 and $2,295,832 for the six months ended June 30, 1997 and 1998, respectively.

   Stockholders' equity at June 30, 1998 was $81,772,000, an increase of $6,059,000 or 8%, from $75,713,000 at December 31, 1997. The ratio of stockholders' equity to assets decreased to 4.97% at June 30, 1998 from 5.18% at December 31, 1997 due to the significant increase in assets.

   As described under "Recent and Pending Acquisitions", the Company intends to complete an equity offering of its Common Stock during the third quarter of 1998. The Company expects to generate gross proceeds of approximately $25-$30 million in the offering.

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

   The following table summarizes the Company's Tier I and total capital ratios at June 30, 1998:

                                                                              June 30, 1998
                                                                      -------------------------------
                                                                         Amount           Ratio
                                                                      --------------  ---------------
                                                                           (Dollars in thousands)

                 Tier I capital                                        $    105,511           22.87%
                 Tier I capital minimum requirement                          18,454            4.00%
                                                                      --------------  ---------------
                 Excess Tier I capital                                 $     87,057           18.87%
                                                                      --------------  ---------------
                                                                      --------------  ---------------
                 Total capital                                         $    105,611           22.89%
                 Total capital minimum requirement                           36,909            8.00%
                                                                      --------------  ---------------
                 Excess Total capital                                  $     68,702           14.89%
                                                                      --------------  ---------------
                                                                      --------------  ---------------

                 Risk adjusted assets, net of intangible assets        $    461,361
                                                                      --------------
                                                                      --------------

The following table summarizes the Bank's Tier I and total capital ratios at June 30, 1998:



                                                                 June 30, 1998
                                                           ------------------------
                                                            Amount          Ratio
                                                           ---------       -------
                                                            (Dollars in thousands)

Tier I capital                                              $102,688         22.33%
Tier I capital minimum requirement                            18,397          4.00%
                                                            --------         ------
Excess Tier I capital                                       $ 84,291         18.33%
                                                            --------         ------
                                                            --------         ------
Total capital                                               $102,788         22.35%
Total capital minimum requirement                             36,794          8.00%
                                                            --------         ------
Excess Total capital                                        $ 65,994         14.35%
                                                            --------         ------
                                                            --------         ------
Risk adjusted assets, net of intangible assets              $459,927
                                                            --------
                                                            --------

   In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of the Company be reduced by most intangible assets. The Company's Leverage Ratio at June 30, 1998 was 6.96%, which is in excess of regulatory requirements. The Bank's Leverage Ratio at June 30, 1998 was 6.78%, which is also in excess of regulatory requirements.

   The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated:


                                              Six Months Ended June 30, 1997                 Six Months Ended June 30, 1998
                                         ------------------------------------------    --------------------------------------------
                                            Average                      Average          Average                       Average
                                            Balance        Interest    Yield/Cost         Balance       Interest       Yield/Cost
                                         --------------  ------------- ------------    -------------- --------------  -------------
                                                          (Dollars in thousands)                         (Dollars in thousands)

Interest earning assets

    Federal funds sold and securities
       purchased under resale agreements   $    31,586   $        844        5.34%     $      24,961   $        719          5.76%

    Investment securities                      914,752         29,840        6.52%         1,317,464         39,716          6.03%
    Loans                                       57,915          1,340        4.63%            59,506          1,515          5.09%
                                         --------------  ------------- ------------    -------------- --------------  -------------

    Total interest earning assets            1,004,253         32,024        6.38%         1,401,931         41,950          5.98%
                                                         ------------- ------------                   --------------  -------------
    Allowance for loan losses                    (100)                                         (100)
    Noninterest-earning assets                  62,266                                        84,121
                                         --------------                                --------------

    Total assets                         $   1,066,419                                 $   1,485,952
                                         --------------                                --------------
                                         --------------                                --------------

Interest bearing liabilities

    Deposits:
       Demand                            $     121,003   $      2,965        4.90%    $      192,611   $      4,830          5.02%
       Savings                                 269,880          6,484        4.81%           331,432          7,572          4.57%
       Time                                        472             11        4.66%               870             23          5.29%
    Short term borrowings                      378,790          9,518        5.03%           630,376         16,609          5.27%
                                         --------------  ------------- ------------    -------------- --------------  -------------
    Total interest bearing liabilities         770,145         18,978        4.93%         1,155,289         29,034          5.03%
                                                         ------------- ------------                   --------------  -------------

    Noninterest bearing liabilities
       Demand deposits                         147,708                                       148,683
       Noninterest bearing time
          deposits                              51,298                                        65,000
       Other liabilities                        11,870                                        14,784
                                         --------------                                --------------
    Total liabilities                          981,021                                     1,383,756
    Trust preferred stock                       20,331                                        24,167
    Equity                                      65,067                                        78,029
                                         --------------                                --------------
    Total liabilities and equity         $   1,066,419                                 $   1,485,952
                                         --------------                                --------------
                                         --------------                                --------------

    Net interest income                                    $   13,046                                    $   12,916
                                                         -------------                                   ------------
                                                         -------------                                   ------------

    Net interest margin  (1)                                                 2.60%                                           1.84%
                                                                      ------------                                      ----------
                                                                      ------------                                      ----------
    Average interest rate spread  (2)                                        1.45%                                           0.95%
                                                                      ------------                                      ----------
                                                                      ------------                                      ----------

    Ratio of interest-earning assets to
       interest-bearing liabilities                                        130.40%                                         121.35%
                                                                      ------------                                      ----------
                                                                      ------------                                      ----------



       1) Net interest income divided by total interest-earning assets.

       2) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

a.        The Annual Meeting of Stockholders was held on April 14, 1998.

b.        No information provided due to inapplicability of item.

c. A vote was proposed to (1) elect Kevin J. Sheehan, James M. Oates and Thomas P. McDermott, current directors of the Company, as Class III Directors of the Company to serve for a three year term;
          (2) to consider and act upon a proposal to approve the Company's Amended and Restated 1995 Stock Plan; and (3) ratify the selection of Deloitte & Touche LLP as independent accountants for the Company for the fiscal year ending December 31, 1998.

The voting results are as follows:


                                                      Votes           Votes         Broker
                   Matter             Votes For      Against        Withheld       Abstained
                  ------              ---------     --------        --------       ---------

     (1)    Kevin J. Sheehan          5,098,147         N/A           14,165          N/A
            James M. Oates            5,103,133         N/A            9,179          N/A
            Thomas P. McDermott       5,106,326         N/A            5,986          N/A

     (2)    Amended and Restated      2,245,849       1,831,939        N/A            154,186
            1995 Stock Plan

     (3)    Deloitte & Touche         5,101,833           2,179        N/A              8,300


d.        No information provided due to inapplicability of item.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    List of Exhibits.

                   Exhibit No.     Description

                   4.1 Amendment No. 1 to Rights Agreement by and between the Company and First Chicago Trust Company of New York, as Rights Agent, dated June 17, 1998

                   11 Statement of Computation of Earnings per Share (included herein on page 16)

                   27              Financial Data Schedules

   (b) On July 20, 1998, the Company made a voluntary filing of a Current Report on Form 8-K with respect to the acquisition by Investors
          Bank & Trust Company of the domestic institutional trust and custody business of BankBoston, N.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INVESTORS FINANCIAL SERVICES CORP.

Date:  August 14, 1998               By:  /s/ Kevin J. Sheehan
                                          ---------------------------------
                                          Kevin J. Sheehan
                                          Chairman, President and Chief
                                          Executive Officer

                                     By:  /s/ Karen C. Keenan
                                          ----------------------------------
                                          Karen C. Keenan
                                          Chief Financial Officer
                                          (Principal Financial
                                             and Accounting Officer)