Form 10-Q
period 1998-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 1998-11-12
CIK 949589

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 1998

                                       or

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

     As of October 30, 1998, there were 6,706,290 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INVESTORS FINANCIAL SERVICES CORP.

                                      INDEX



PART I   FINANCIAL INFORMATION
                                                                 Page

  Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           December 31, 1997 (audited) and
           September 30, 1998 (unaudited)                                 4

           Condensed Consolidated Income Statements (unaudited)
           Nine months ended September 30, 1997 and 1998                  5

           Condensed Consolidated Income Statements (unaudited)
           Three months ended September 30, 1997 and 1998                 6

           Condensed Statement of Stockholders' Equity (unaudited)
           Nine months ended September 30, 1998                           7

           Condensed Consolidated Statements of Cash Flows (unaudited)
           Nine months ended September 30, 1997 and 1998                  8

           Notes to Condensed Consolidated Financial Statements          10


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            23


PART II  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                             42

SIGNATURES                                                               43

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements





                  [Remainder of Page Intentionally Left Blank]

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND  SEPTEMBER 30, 1998

--------------------------------------------------------------------------------

                                                                                                      September 30,
                                                                                 December 31,              1998
                                                                                     1997              (unaudited)
                                                                                ---------------      ---------------

ASSETS

Cash and due from banks ...................................................     $    17,298,566      $    16,468,651
Federal funds sold and securities purchased under resale agreements .......          75,000,000          110,000,000
Securities held to maturity (approximate market values of
  $809,708,389 and $978,190,198 at December 31, 1997
  and September 30, 1998, respectively) ...................................         802,046,077          966,045,722
Securities available for sale .............................................         462,850,089          428,531,090
Non-marketable equity securities ..........................................           5,476,600            7,626,500
Loans, less allowance for loan losses of $100,000
  at December 31, 1997 and September 30, 1998 .............................          55,944,957           81,154,015
Accrued interest and fees receivable ......................................          22,874,836           24,519,947
Equipment and leasehold improvements, net .................................           8,556,231           10,290,050
Other assets ..............................................................          10,399,420           14,891,722
                                                                                ---------------      ---------------
TOTAL ASSETS ..............................................................     $ 1,460,446,776      $ 1,659,527,697
                                                                                ---------------      ---------------
                                                                                ---------------      ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Demand ................................................................     $   354,616,945      $   369,706,214
    Savings ...............................................................         427,122,987          663,931,919
    Time ..................................................................          65,000,000           65,000,000
                                                                                ---------------      ---------------
        Total deposits ....................................................         846,739,932        1,098,638,133

Short-term borrowings .....................................................         499,932,628          440,670,429
Other liabilities .........................................................          13,899,936           12,520,537
                                                                                ---------------      ---------------
        Total liabilities .................................................       1,360,572,496        1,551,829,099
                                                                                ---------------      ---------------
Commitments and contingencies (Note 12)
Company obligated mandatory redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures
    of the Company ........................................................          24,161,104           24,182,333
                                                                                ---------------      ---------------

STOCKHOLDERS' EQUITY:
  Common stock ............................................................              66,643               67,103
  Surplus .................................................................          55,903,286           57,219,518
  Deferred compensation ...................................................          (1,248,775)          (1,326,110)
  Retained earnings .......................................................          19,525,129           29,328,409
  Accumulated other comprehensive income/(loss) ...........................           1,466,893           (1,772,615)
  Treasury stock (at par, 4,000 shares) ...................................                --                    (40)
                                                                                ---------------      ---------------
Total stockholders' equity ................................................          75,713,176           83,516,265
                                                                                ---------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................     $ 1,460,446,776      $ 1,659,527,697
                                                                                ---------------      ---------------
                                                                                ---------------      ---------------


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

--------------------------------------------------------------------------------


                                                                         September 30,    September 30,
                                                                             1997            1998
                                                                        --------------   --------------
OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased
      under resale agreements .....................................     $    946,609     $  1,133,387
   Investment securities held to maturity and available for sale ..       48,283,937       61,455,824
   Loans ..........................................................        1,910,559        2,216,769
                                                                        --------------   --------------
      Total interest income .......................................       51,141,105       64,805,980


Interest expense:
   Deposits .......................................................       13,868,308       20,706,395
   Short-term borrowings ..........................................       18,129,747       24,659,533
                                                                        --------------   --------------
      Total interest expense ......................................       31,998,055       45,365,928
                                                                        --------------   --------------
      Net interest income .........................................       19,143,050       19,440,052

Non-interest income:
    Asset administration fees .....................................       57,228,063       68,394,451
    Computer service fees .........................................          508,986          395,208
    Other operating income ........................................        1,804,698          610,026
    Gain on sale of securities available for sale .................           41,761          757,640
                                                                        --------------   --------------
      Net operating revenue .......................................       78,726,558       89,597,377

OPERATING EXPENSES:
    Compensation and benefits .....................................       38,218,574       44,542,486
    Technology and telecommunications .............................        7,829,548        8,112,684
    Transaction processing services ...............................        5,978,431        5,647,585
    Occupancy .....................................................        3,218,148        5,130,111
    Depreciation and amortization .................................        1,521,530        1,905,939
    Travel and sales promotion ....................................        1,188,110        1,429,233
    Professional fees .............................................        1,466,365        1,100,400
    Insurance .....................................................          565,754          590,696
    Other operating expenses ......................................        2,994,968        2,590,180
                                                                        --------------   --------------
      Total operating expenses ....................................       62,981,428       71,049,314
                                                                        --------------   --------------
INCOME BEFORE  INCOME TAXES AND MINORITY INTEREST .................       15,745,130       18,548,063

Provision for income taxes ........................................        5,463,557        6,677,303
Minority interest expense, net of income taxes ....................        1,046,476        1,172,400
                                                                        ------------     ------------
NET INCOME ........................................................        9,235,097       10,698,360
                                                                        ------------     ------------
Other comprehensive income, net of tax:
    Unrealized gain/(loss) on securities:
        Unrealized holding gains/(losses) arising during the period        1,270,065       (3,239,508)
                                                                        ------------     ------------
    Other comprehensive income/(loss) .............................        1,270,065       (3,239,508)
                                                                        ------------     ------------
        Comprehensive income ......................................     $ 10,505,162     $  7,458,852
                                                                        ------------     ------------
                                                                        ------------     ------------
BASIC EARNINGS PER SHARE ..........................................     $       1.39     $       1.60
                                                                        ------------     ------------
                                                                        ------------     ------------
DILUTED EARNINGS PER SHARE ........................................     $       1.36     $       1.55
                                                                        ------------     ------------
                                                                        ------------     ------------


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

--------------------------------------------------------------------------------


                                                                           September 30,    September 30,
                                                                              1997              1998
                                                                           ------------     ------------
OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased under resale agreements     $    103,089     $    414,646
   Investment securities held to maturity and available for sale .....       18,444,231       21,740,123
   Loans .............................................................          570,264          701,230
                                                                           ------------     ------------
      Total interest income ..........................................       19,117,584       22,855,999

Interest expense:
   Deposits ..........................................................        4,408,706        8,281,938
   Short-term borrowings .............................................        8,611,526        8,050,379
                                                                           ------------     ------------
      Total interest expense .........................................       13,020,232       16,332,317
                                                                           ------------     ------------
      Net interest income ............................................        6,097,352        6,523,682

Non-interest income:
    Asset administration fees ........................................       20,365,761       23,371,441
    Computer service fees ............................................          170,437          122,430
    Other operating income ...........................................          489,116          142,329
    Gain on sale of securities available for sale ....................           34,650          286,574
                                                                           ------------     ------------
      Net operating revenue ..........................................       27,157,316       30,446,456

OPERATING EXPENSES:
    Compensation and benefits ........................................       13,373,195       15,195,843
    Technology and telecommunications ................................        2,640,691        2,790,831
    Occupancy ........................................................          904,109        1,712,332
    Transaction processing services ..................................        2,076,104        1,685,974
    Depreciation and amortization ....................................          588,707          636,128
    Travel and sales promotion .......................................          389,346          426,442
    Professional fees ................................................          320,305          312,142
    Insurance ........................................................          192,118          198,277
    Other operating expenses .........................................        1,267,577          849,442
                                                                           ------------     ------------
      Total operating expenses .......................................       21,752,152       23,807,411
                                                                           ------------     ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST .....................        5,405,164        6,639,045

Provision for income taxes ...........................................        1,876,470        2,297,172
Minority interest expense, net of income taxes .......................          395,143          390,800
                                                                           ------------     ------------
NET INCOME ...........................................................        3,133,551        3,951,073
                                                                           ------------     ------------
Other comprehensive income, net of tax:
    Unrealized gain/(loss) on securities:
        Unrealized holding gains/(losses) arising during the period ..          173,249       (2,208,760)
                                                                           ------------     ------------
    Other comprehensive income/(loss) ................................          173,249       (2,208,760)
                                                                           ------------     ------------
        Comprehensive income .........................................     $  3,306,800     $  1,742,313
                                                                           ------------     ------------
                                                                           ------------     ------------
BASIC EARNINGS PER SHARE .............................................     $       0.47     $       0.59
                                                                           ------------     ------------
                                                                           ------------     ------------
DILUTED EARNINGS PER SHARE ...........................................     $       0.46     $       0.57
                                                                           ------------     ------------
                                                                           ------------     ------------


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                           Accumulated
                                                                                           Other
                         Common                    Deferred      Retained    Comprehensive    Treasury
                          Stock      Surplus     Compensation    Earnings    Income (Loss)     Stock       Total
                        --------   ------------  ------------   -----------  ------------    --------   ------------
BALANCE,
 DECEMBER 31, 1997 ...  $ 66,643   $ 55,903,286  $ (1,248,775)  $ 19,525,129   $  1,466,893    $   --   $ 75,713,176
Additions to
 deferred
 compensation ........       100        499,900      (500,000)            --              --       --             --
Amortization
 of deferred
 compensation ........        --             --       422,665             --              --       --        422,665
Exercise of
 stock options .......       360        893,292            --             --              --       --        893,652
Purchase of
 treasury stock ......        --        (76,960)           --             --              --      (40)       (77,000)
Net income ...........        --             --            --     10,698,360              --       --     10,698,360
Cash dividend
 to IFSC
 shareholders ........        --             --            --       (589,714)             --       --       (589,714)
Cash dividend to S
 Corp shareholders ...        --             --            --       (250,000)             --       --       (250,000)
Non-cash dividend
 to S Corp
 shareholders ........        --             --            --        (55,366)             --       --        (55,366)
Change in accumulated
 other  comprehensive
 Income/(loss)........        --             --            --             --       (3,239,508)      --     (3,239,508)
                        --------   ------------  ------------    ------------    -------------   ------  -------------
BALANCE,
 SEPTEMBER 30, 1998...  $ 67,103   $ 57,219,518  $ (1,326,110)   $ 29,328,409    $ (1,772,615)  $ (40)   $ 83,516,265
                        --------   ------------  -------------   ------------    -------------  ------   -------------
                        --------   ------------  -------------   ------------    -------------  ------   -------------


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

-------------------------------------------------------------------------------


                                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                                     1997               1998
                                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................     $   9,235,097      $  10,698,360
                                                                                 -------------      -------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ............................................         1,503,484          1,905,939
  Amortization of deferred compensation ....................................           329,175            422,665
  Amortization of premiums on securities, net of accretion of discounts ....         2,817,168          6,389,485
  Deferred income taxes ....................................................            16,880            720,353
  Loss on sale of securities available for sale, net .......................           (41,760)          (757,640)
  Changes in assets and liabilities:
    Accrued interest and fees receivable ...................................        (7,022,563)        (1,655,704)
    Other assets ...........................................................        (7,162,677)        (4,509,702)
    Other liabilities ......................................................           905,784           (253,661)
                                                                                 -------------      -------------
      Total adjustments ....................................................        (8,654,509)         2,261,735
                                                                                 -------------      -------------
      Net cash provided by operating activities ............................           580,588         12,960,095
                                                                                 -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale ..................        69,408,056        142,054,185
Proceeds from maturities of securities held to maturity ....................        65,406,880        203,637,128
Proceeds from sales of securities available for sale .......................        12,982,134        113,729,883
Purchases of securities available for sale .................................      (271,302,698)      (229,340,372)
Purchases of securities held to maturity ...................................      (355,998,155)      (370,455,046)
Purchase of non-marketable equity securities ...............................        (4,509,200)        (2,149,900)
Net decrease/(increase) in federal funds sold and securities
  purchased under resale agreements ........................................       120,000,000        (35,000,000)
Net decrease/(increase) in loans ...........................................        18,833,385        (25,209,058)
Purchases of equipment and leasehold improvements ..........................        (4,020,959)        (3,669,770)
                                                                                 -------------      -------------
      Net cash used for investing activities ...............................      (349,200,557)      (206,402,950)
                                                                                 -------------      -------------


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998  (continued)

--------------------------------------------------------------------------------


                                                              September 30,      September 30,
                                                                  1997               1998
                                                              -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits .........................     $  26,800,892      $  15,089,269
Net increase/(decrease) in time and savings deposits ....       (71,623,188)       236,808,932
Net increase/(decrease) in short-term borrowings ........       375,623,359        (59,262,199)
Cost of trust preferred issuance ........................          (833,743)              --
Contribution of capital to S Corp .......................           360,000               --
Proceeds from issuance of trust preferred stock .........        25,000,000               --
Proceeds from issuance of common stock ..................            20,625            893,652
Purchase of treasury stock ..............................              --              (77,000)
Cash dividend to S Corp shareholders ....................          (230,484)          (250,000)
Cash dividend to IFSC shareholders ......................          (386,704)          (589,714)
                                                              -------------      -------------
  Net cash provided by financing activities .............       354,730,757        192,612,940
                                                              -------------      -------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS ......         6,110,788           (829,915)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ............        19,094,515         17,298,566
                                                              -------------      -------------
CASH AND DUE FROM BANKS, END OF PERIOD ..................     $  25,205,303      $  16,468,651
                                                              -------------      -------------
                                                              -------------      -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest ................................     $  18,876,000      $  44,663,000
                                                              -------------      -------------
                                                              -------------      -------------
  Cash paid for income taxes ............................     $   3,611,000      $   5,333,000
                                                              -------------      -------------
                                                              -------------      -------------



See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE NINE MONTHS AND THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 IS UNAUDITED)

-------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS

     Investors Financial Services Corp. ("IFSC") provides asset administration services for the financial services industry through its wholly owned subsidiaries, Investors Bank & Trust Company (the "Bank") and Investors Capital Services, Inc. The Bank provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Investors Capital Services, Inc. provides mutual fund administration services to a variety of financial asset managers. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

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

     On May 29, 1998, the Company acquired AMT Capital Services, Inc. and an affiliated company ("AMT Capital Services"), a New York-based firm recognized for providing fund administration services to global and domestic institutional investment management firms. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of AMT Capital Services in exchange for 194,006 shares of the Company's common stock. The acquisition was accounted for under the pooling-of-interests method of accounting. Upon completion of the acquisition, AMT Capital Services became a wholly-owned subsidiary of the Company and was re-named Investors Capital Services, Inc.

     On October 1, 1998, the Company completed the acquisition of the domestic institutional trust and custody business (the "Business") of BankBoston, N.A. ("BankBoston"). Under the terms of the purchase agreement, the Company has paid $44 million to BankBoston as of the closing and will pay up to an additional $6 million one year after the closing depending upon business performance.


2.   INTERIM FINANCIAL STATEMENTS

     The 1998 condensed consolidated interim financial statements of the Company and consolidated subsidiaries as of September 30, and for the nine-month periods and three-month periods ended September 30, 1997 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. The Company recommends that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 8-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

     Certain amounts from the prior year have been reclassified to conform to current year presentation.

     As a result of the AMT Capital Services, Inc. acquisition, all of the prior period financial statements were restated and filed with the Securities and Exchange Commission on Form 8-K filed on August 19, 1998.

3.   SECURITIES

     Carrying amounts and approximate market values of securities are summarized as follows as of December 31, 1997:


                                                  Carrying       Unrealized      Unrealized     Approximate
             Held to Maturity                      Value           Gains           Losses       Market Value
                                                ------------    ------------    ------------    ------------
     State and political subdivisions ....      $ 35,224,790    $  2,296,252    $       --      $ 37,521,042
     Mortgage-backed securities ..........       590,364,940       5,649,718         514,023     595,500,635
     Federal agency securities ...........       168,687,478         545,863         491,229     168,742,112
     Foreign government securities .......         7,768,869         175,731            --         7,944,600
                                                ------------    ------------    ------------    ------------
     Total ...............................      $802,046,077    $  8,667,564    $  1,005,252    $809,708,389
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------


                                                 Amortized       Unrealized     Unrealized        Carrying
             Available for Sale                     Cost           Gains          Losses            Value
                                                ------------    ------------    ------------    -------------
     U.S. Treasury securities ............      $ 30,002,114    $     90,136    $       --      $ 30,092,250
     State and political subdivisions ....         8,348,265          33,588            --         8,381,853
     Mortgage-backed securities ..........       422,207,689       2,624,065         455,768     424,375,986
                                                ------------    ------------    ------------    -------------
     Total ...............................      $460,558,068    $  2,747,789    $    455,768    $462,850,089
                                                ------------    ------------    ------------    -------------
                                                ------------    ------------    ------------    -------------


     Carrying amounts and approximate market values of securities are summarized as follows as of September 30, 1998:

                                                  Carrying      Unrealized      Unrealized      Approximate
             Held to Maturity                       Value           Gains          Losses        Market Value
                                                ------------    ------------    ------------    ------------
     State and political subdivisions ....      $ 35,668,466    $  3,737,424    $       --      $ 39,405,890
     Mortgage-backed securities ..........       750,148,530       7,704,778         712,556     757,140,752
     Federal agency securities ...........       172,506,357       1,598,975         570,176     173,535,156
     Foreign government securities .......         7,722,369         386,031            --         8,108,400
                                                ------------    ------------    ------------    ------------
     Total ...............................      $966,045,722    $ 13,427,208    $  1,282,732    $978,190,198
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------



                                                  Amortized     Unrealized      Unrealized        Carrying
             Available for Sale                     Cost           Gains          Losses            Value
                                                ------------    ------------    ------------    ------------
     State and political subdivisions ....      $ 37,013,918    $    627,891    $       --      $ 37,641,809
     Mortgage-backed securities ..........       336,381,965         429,915       2,090,637     334,721,243
     Federal agency securities ...........         8,577,555         116,983            --         8,694,538
     Corporate debt ......................        49,327,363            --         1,853,863      47,473,500
                                                ------------    ------------    ------------    ------------
     Total ..........................           $431,300,801    $  1,174,789    $  3,944,500    $428,531,090
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------


     Non-marketable equity securities at September 30, 1998 consisted of stock of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Company is required to invest in $100 par value stock of the FHLBB in an amount equal to the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities),
     (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If and when FHLBB stock is redeemed, the Company will receive an amount equal to the par value of the stock.

     The carrying amounts and approximate market values of securities by effective maturity are as follows:


                                                   December 31, 1997               September 30, 1998
                                               Carrying        Approximate      Carrying       Approximate
             Held to Maturity                    Value         Market Value       Value        Market Value
                                              ------------     ------------    ------------    ------------
     Due within one year ...............       $       --      $       --      $     21,312    $     21,413
     Due from one to five years ........         357,580,590     360,361,877     285,526,999     287,433,014
     Due five years up to ten years ....         183,840,479     184,373,997     175,639,205     177,107,328
     Due after ten years ...............         260,625,008     264,972,515     504,858,206     513,628,443
                                                ------------    ------------    ------------    ------------
     Total .............................        $802,046,077    $809,708,389    $966,045,722    $978,190,198
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------



                                                   December 31, 1997              September 30, 1998
                                               Amortized       Carrying        Amortized       Carrying
             Available for Sale                   Cost           Value           Cost            Value
                                              ------------    ------------    ------------    ------------
     Due within one year ...............        $ 20,020,094    $ 20,039,100    $       --      $       --
     Due from one to five years ........         307,636,460     309,517,768     293,569,395     292,301,767
     Due five years up to ten years ....         132,367,416     132,756,384      71,928,463      72,302,427
     Due after ten years ...............             534,098         536,837      65,802,943      63,926,896
                                                ------------    ------------    ------------    ------------
     Total .............................        $460,558,068    $462,850,089    $431,300,801    $428,531,090
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------



     The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

     Nineteen available for sale securities were sold during the nine months ended September 30, 1998, resulting in gains totaling $757,640.

     The carrying value of securities pledged amounted to approximately $590,000,000 at December 31, 1997 and the market value of securities pledged amounted to approximately $617,000,000 at September 30, 1998. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

4.   LOANS

     Loans consist of demand loans to individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or non-performing loans at December 31, 1997 or September 30, 1998. In addition, there have been no loan charge-offs or recoveries during the nine months ended September 30, 1997 and 1998. Loans consisted of the following at December 31, 1997 and September 30, 1998:


                                                  December 31,  September 30,
                                                      1997          1998
                                                 -------------  -------------
     Loans to individuals ................        $ 26,857,933   $ 22,535,501
     Loans to not-for-profit
      institutions........................              12,500         12,500
     Loans to mutual funds ...............          29,174,524     58,706,014
                                                  ------------   ------------
                                                    56,044,957     81,254,015
     Less allowance for loan losses ......             100,000        100,000
                                                  ------------   ------------
     Total ...............................        $ 55,944,957   $ 81,154,015
                                                  ------------   ------------
                                                  ------------   ------------



     The Company had commitments to lend of approximately $62,845,000 and $72,099,000 at December 31, 1997 and September 30, 1998, respectively. The terms of these commitments are similar to the terms of outstanding loans.

5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     The major components of equipment and leasehold improvements were as follows at December 31, 1997 and September 30, 1998:

                                                  December 31,  September 30,
                                                     1997           1998
                                                 ------------   ------------
     Furniture, fixtures and equipment ...       $ 11,660,572   $ 14,582,737
     Leasehold improvements ..............            977,336        983,532
                                                 ------------   ------------
     Total ...............................         12,637,908     15,566,269

     Less accumulated depreciation
      and amortization ...................         (4,081,677)    (5,276,219)
                                                 -------------  ------------
     Equipment and leasehold
      improvements, net ..................       $  8,556,231   $ 10,290,050
                                                 -------------  -------------
                                                 -------------  -------------



6.   DEPOSITS

     Time deposits at December 31, 1997 and September 30, 1998 included noninterest-bearing at both dates of approximately $65,000,000.

     All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1997 and September 30, 1998.

7.   SHORT-TERM BORROWINGS

     The major components of short-term borrowings were as follows at December 31, 1997 and September 30, 1998:


                                              December 31,    September 30,
                                                  1997            1998
                                              ------------    ------------
     Repurchase agreements .............      $499,188,363    $389,085,576
     FHLBB advance .....................              --        50,000,000
     Treasury, tax and loan account ....           744,265       1,584,853
                                              ------------    ------------
     Total .............................      $499,932,628    $440,670,429
                                              ------------    ------------
                                              ------------    ------------



     The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The interest rate on the outstanding agreements at December 31, 1997 ranged from 4.95% to 5.90% and all agreements matured by March 3,1998. The interest rate on the outstanding agreements at September 30, 1998 was 5.01% and all agreements matured by October 1, 1998. The average balance during the nine-month period ended September 30, 1998 was $543,348,761.

     The Company has a borrowing arrangement with the FHLBB which is utilized on an overnight basis to satisfy temporary funding requirements. The interest rate on the outstanding balance at September 30, 1998 was 5.54%. The Company had two outstanding advances at September 30, 1998 from the FHLBB each for $25,000,000 which mature on October 21, 1998 and December 15, 1998.

     The Company receives federal tax deposits from clients as agent for the Federal Reserve Board of Governors ("FRB") and accumulates these deposits in the Treasury, tax and loan account. The FRB charges the Company interest at the federal funds rate on such deposits. The interest rates on the outstanding balances at December 31, 1997 and September 30, 1998 were 5.26% and 5.41%, respectively.

     The following securities were pledged under repurchase agreements at December 31, 1997 and September 30, 1998:


                                                   December 31, 1997               September 30, 1998
                                               Carrying       Approximate      Carrying       Approximate
                                                 Value        Market Value       Value        Market Value
                                              ------------    ------------    ------------    ------------
     U.S. Treasury securities ......          $ 20,392,469    $ 20,392,469    $       --      $       --
     Federal agency securities .....                  --              --        32,908,950      33,168,606
     Mortgage-backed securities ....           501,141,751     503,300,183     504,592,224     507,520,566
                                              ------------    ------------    ------------    ------------
     Total .........................          $521,534,220    $523,692,652    $537,501,174    $540,689,172
                                              ------------    ------------    ------------    ------------
                                              ------------    ------------    ------------    ------------


8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

     On January 31, 1997, a trust sponsored and wholly-owned by the Company issued $25,000,000 in 9.77% Trust Preferred Securities (the "Capital Securities"), the proceeds of which were invested by the trust in the same aggregate principal amount of the Company's newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Junior Subordinated Debentures"). The $25,000,000 aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of the Trust. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under (i) the Debentures, (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued, and (iii) the Amended and Restated Declaration of trust, governing the Trust constitutes a full and unconditional guarantee of the trust's obligations under the Capital Securities.

9.   STOCKHOLDERS' EQUITY

     The Company has authorized 1,000,000 shares of Preferred Stock and 20,000,000 shares of Common Stock, all with a par value of $.01 per share. At December 31, 1997 and September 30, 1998, there were no preferred shares issued or outstanding. There were 6,664,319 and 6,706,290 shares of Common Stock issued and outstanding at December 31, 1997 and September 30, 1998, respectively.

     The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

     Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 1,160,000 shares of Common Stock to certain employees, consultants, directors and officers. Of the 1,160,000 shares of Common Stock authorized for issuance under the plan, 577,959 were available for grant at September 30, 1998. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock.

     In November 1995, the Company granted 114,000 shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vest in five equal annual installments. Upon termination of individuals' employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. On March 31, 1998, the Company repurchased 4,000 unvested shares for $77,000 under the terms of the 1995 Stock Plan. On May 29, 1998, the Company granted 10,000 shares of Common Stock to an officer of AMT Capital Services, Inc. in connection with the acquisition of AMT Capital Services, Inc. The Company has recorded deferred compensation of $1,248,775 and $1,326,110 at December 31, 1997 and September 30, 1998, respectively, pursuant to these grants.

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

     The exercise price of options under the 1995 Non-Employee Director Stock Option Plan and the incentive options under the Amended and Restated 1995 Stock Plan may not be less than fair market value at the date of the grant. The exercise price of the non-qualified options from the Amended and Restated 1995 Stock Plan is determined by the compensation committee of the Board of Directors. All options become exercisable as specified at the date of the grant.

     Under the terms of the 1997 Employee Stock Purchase Plan, the Company may issue up to 140,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The 1997 Employee Stock Purchase Plan permits eligible employees to purchase up to 1,000 shares of Common Stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the average market value of the Common Stock on the first business day of the payment period, and (ii) 90% of the average market value of the Common Stock on the last business day of the payment period. Annual payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

     A summary of option activity under the 1995 Non-Employee Director Stock Option and the Amended and Restated 1995 Stock plans is as follows:


                                                                Number of   Weighted-Average
                                                                  Shares     Exercise Price

     Outstanding at December 31, 1996 .....................     345,150     $     21
     Granted ..............................................      23,324           40
     Exercised ............................................      (1,550)          17
     Canceled .............................................        (375)          16
                                                                -------
     Outstanding at September 30, 1997 ....................     366,549           23
                                                                -------
                                                                -------
     Outstanding and exercisable at September 30, 1997 ....     112,341
                                                                -------
                                                                -------


                                                                Number of  Weighted-Average
                                                                  Shares     Exercise Price
     Outstanding at December 31, 1997 .....................     517,284     $     30
     Granted ..............................................      58,298           51
     Exercised ............................................     (25,605)          49
     Canceled .............................................     (22,606)          23
                                                                -------
     Outstanding at September 30, 1998 ....................     527,371           37
                                                                -------
                                                                -------
     Outstanding and exercisable at September 30, 1998 ....     258,455
                                                                -------
                                                                -------


     Under the 1997 Employee Stock Purchase Plan, adopted in fiscal year 1997, the Company sold 10,366 shares of Common Stock to employees at June 30, 1998. The exercise price of the stock was $43.25 or 90% of the average market value of the Common Stock on the last business day of the payment period. As of September 30, 1998, there were 118,386 shares of Common Stock available for issuance under the 1997 Employee Stock Purchase Plan.

     Earnings Per Share ("EPS") - Under SFAS 128, the Company is required to disclose a reconciliation of Basic EPS and Diluted EPS for the periods ended September 30, 1998 and 1997 as follows:


                                                                              Per Share
                                                       Income            Shares       Amount
                                                       ------            ------       ------
     September 30, 1998
     Basic EPS
     Income available to common stockholders ....    $10,698,360      6,686,030    $   1.60
                                                                                   --------
                                                                                   --------
     Dilutive effect of common equivalent
          shares of stock options ...............                       213,852
                                                                     ----------
     Diluted EPS
     Income available to common stockholders ....    $10,698,360      6,899,882    $   1.55
                                                     -----------     ----------    --------
                                                     -----------     ----------    --------
     September 30, 1997
     Basic EPS
     Income available to common stockholders ....    $ 9,235,097      6,639,164    $   1.39
                                                                                   --------
                                                                                   --------
     Dilutive effect of common equivalent
          shares of stock options ...............                       158,044
                                                                      ---------
     Diluted EPS
     Income available to common stockholders ....    $ 9,235,097      6,797,208    $   1.36
                                                     -----------      ---------    --------
                                                     -----------      ---------    --------



     Basic earnings per share were computed by dividing net income by the sum of the weighted average shares of Common Stock and Class A Common Stock outstanding during the periods. Diluted earnings per share included the effect of stock options using the treasury-stock method to the extent that the average closing price exceeds the exercise price.

10.  COMPREHENSIVE INCOME

     During the period ended September 30, 1998, the Company adopted the Statement of Financial Accounting Standards ("SFAS"), No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that the Company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

11.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     Lines of Credit - At September 30, 1998, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $120,010,000 with variable interest rates, against which $47,911,000 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

     Interest-Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. Swap agreements involve the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that the other party may default on its contractual obligation, so-called counterparty risk. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The Company was party to swap agreements with aggregate notional amounts of $470,000,000 as of September 30, 1998. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed-rate liabilities. The positive market value of the interest rate contracts was $0 at September 30, 1998.

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

12.  COMMITMENTS AND CONTINGENCIES

     Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances with the FRB. The reserve balance requirement as of September 30, 1998 was $30,277,000. In addition, other cash balances in the amount of $1,617,052 were pledged to secure clearings with a depository institution as of September 30, 1998.

     Lease Commitments - Minimum future commitments on non-cancelable operating leases at September 30, 1998 were as follows:


                                          Bank
     Fiscal Year Ending                 Premises            Equipment

     1998                              $ 1,580,000         $   553,000
     1999                                6,791,000           1,970,000
     2000                                6,670,000             838,000
     2001                                6,550,000              95,000
     2002 and beyond                    34,536,000                --


     Total rent expense was $4,771,000 and $6,811,000 for the nine months ended September 30, 1997 and 1998, respectively.

     On February 1, 1996, the Company entered into a five-year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract was $325,000 and $448,000 for the nine-months ended September 30, 1997 and 1998, respectively.

     Contingencies - The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the condensed consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its condensed consolidated financial statements. In the opinion of management, there are no contingent liabilities at September 30, 1998 that are material to the condensed consolidated financial position or results of operations of the Company.

13.  FOREIGN EXCHANGE CONTRACTS

     The Company enters into foreign exchange contracts with clients and simultaneously enters into matched positions with another bank. These contracts are subject to market value fluctuations in foreign currencies. A summary of foreign exchange contracts outstanding at December 31, 1997 and September 30, 1998 is as follows (in thousands):


                                     December 31, 1997                   September 30, 1998
                             ---------------------------------    -------------------------------
                                                    Unrealized                          Unrealized
Currency                     Purchases    Sales      Gain/Loss    Purchases     Sales    Gain/Loss
                             ---------   --------   ----------    ---------   --------  ----------
France (FRF) ............    $  4,292    $  4,292      $  --      $ 23,587    $ 23,587     $  --
United Kingdom (GBP) ....       3,440       3,440         --        19,772      19,772        --
Japan (JPY) .............       5,000       5,000         --        13,417      13,417        --
Hong Kong (HKD) .........       5,011       5,011         --        11,814      11,814        --
Germany (DEM) ...........       1,016       1,016         --         9,153       9,153        --
Switzerland (CHF) .......         483         483         --         5,685       5,685        --
Netherlands (NLG) .......         271         271         --         1,557       1,557        --
Thailand (THB) ..........        --          --           --         1,339       1,339        --
Poland (PLN) ............        --          --           --         1,286       1,286        --
Italy (ITL) .............         145         145         --           929         929        --
Australia (AUD) .........         744         744         --           506         506        --
Other currencies ........       2,540       2,540         --         1,184       1,184        --
                             --------    --------      ------     --------    --------     ------
                             $ 22,942    $ 22,942      $  --      $ 90,229    $ 90,229     $  --
                             --------    --------      ------     --------    --------     ------
                             --------    --------      ------     --------    --------     ------


     The maturity of contracts outstanding as of September 30, 1998 is as follows:


         Maturity                         Purchases                 Sales
                                         -----------            ------------
         October 1998                    $    50,654             $    50,654
         November 1998                        30,930                  30,930
         December 1998                           645                     645
         August 1999                           8,000                   8,000
                                         -----------            ------------
                                         $    90,229             $    90,229
                                         -----------            ------------
                                         -----------            ------------



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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of September 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. As a result of the acquisition by the Company of the Business from BankBoston on October 1, 1998, the Company's ratio of Tier I capital to average assets of the Company decreased, but for all relevant periods has remained above regulatory minimums. The following table presents the capital ratios for the Bank and the Company for the quarter ended September 30, 1998 and the year ended December 31, 1997.

                                                                               Minimum             To Be Well Capitalized
                                                                             For Capital                Under Prompt
                                                  Actual                  Adequacy  Purposes     Corrective Action Provisions
                                        -----------------------      ------------------------    ----------------------------
                                           Amount         Ratio         Amount          Ratio         Amount          Ratio
                                        ------------      -----      ------------       -----      -------------    ---------
As of September 30, 1998:
  Total Capital
    (to Risk Weighted Assets
    - the Company)                     $  109,571,212     21.61%     $  40,555,010      8.00%         N/A            N/A
    (to Risk Weighted Assets
    - the Bank)                        $  107,127,630     21.19%     $  40,451,023      8.00%     $  50,563,779     10.00%
  Tier I Capital
    (to Risk Weighted Assets
    - the Company)                     $  109,471,212     21.59%     $  20,277,505      4.00%         N/A            N/A
  Tier I Capital
    (to Risk Weighted Assets
    - the Bank)                        $  107,027,630     21.17%     $  20,225,512      4.00%     $  30,338,267      6.00%
  Tier I Capital
    (to Average Assets
    - the Company)                     $  109,471,212      6.75%     $  64,853,227      4.00%         N/A            N/A
  Tier I Capital
    (to Average Assets
    - the Bank)                        $  107,027,630      6.61%     $  64,814,413      4.00%     $  81,087,017      5.00%

As of December  31, 1997:
  Total Capital
    (to Risk Weighted Assets
    - the Company)                     $ 98,507,386        29.20%    $ 26,984,903       8.00%         N/A            N/A
  Total Capital
    (to Risk Weighted Assets
    - the Bank)                        $ 96,140,693        28.57%    $ 26,918,947       8.00%     $  33,648,684     10.00%
  Tier I Capital
    (to Risk Weighted Assets
    - the Company)                     $ 98,407,386        29.17%    $ 13,492,452       4.00%         N/A            N/A
  Tier I Capital
    (to Risk Weighted Assets
    - the Bank)                        $ 96,040,693        28.54%    $ 13,459,473       4.00%     $  20,189,210      6.00%
  Tier I Capital
    (to Average Assets
    - the Company)                     $ 98,407,386         6.44%    $ 61,105,815       4.00%         N/A            N/A
  Tier I Capital
    (to Average Assets
    - the Bank)                        $ 96,040,693         6.31%    $ 60,892,699       4.00%     $ 76,115,874       5.00%


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes which are included elsewhere in this Report. The Company, through its wholly owned subsidiaries, Investors Bank & Trust Company and Investors Capital Services, Inc., provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. As of September 30, 1998, the Company provided financial asset administration services for assets totaling approximately $151 billion, including approximately $10 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and non-interest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes the expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus non-interest income) and net income are meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 14% from $78,727,000 in the first nine months of 1997 to $89,597,000 in the first nine months of 1998.

         Non-interest income consists primarily of fees for financial asset administration and is principally derived from custody, multicurrency accounting, transfer agency, mutual fund administration, and investment advisory services for financial asset managers and the assets they control. The Company's clients pay fees based on the volume of assets under custody, the number of securities held, the number of portfolio transactions, income collected and other value-added services such as foreign exchange, securities lending and performance measurement. Asset-based fees are usually charged on a sliding scale. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, the Company's fees may be a smaller percentage of those assets. Fees for institutional accounts, such as custodial, trust and portfolio accounting services for individuals, investment advisors, private trustees, financial planners, other banks and fiduciaries and other institutions are also included in non-interest income.

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

Recent Acquisitions

BankBoston Institutional Trust and Custody Acquisition

         On October 1, 1998, Investors Bank & Trust Company ("Investors Bank"), a wholly-owned subsidiary of the Company, purchased (the "Acquisition") substantially all of the assets of BankBoston, N.A. ("BankBoston") solely relating to BankBoston's domestic institutional trust and custody business (the "Business").

         The Business currently provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. As of September 30,1998, the Business serviced approximately $41 billion in assets held in over 3,000 accounts by almost 600 clients. The primary focus of the Business is small to midsize custody accounts ranging in size from $5 million to $500 million in assets.

         The aggregate purchase price (the "Purchase Price") to be paid by Investors Bank for the Business is approximately $50 million, $44 million of which has been paid as of the October 1, 1998 closing. Investors Bank will pay up to an additional $6 million to BankBoston based upon client retention at the one year anniversary of the Closing. The Acquisition was accounted for as a purchase. The Company expects the Acquisition to be accretive to earnings per share after the successful integration of staff, systems and facilities in 1999.

         In connection with the Acquisition, Investors Bank and BankBoston also entered into an Outsourcing Agreement (the "Outsourcing Agreement"). Pursuant to the Outsourcing Agreement, the Company will act as custodian for three BankBoston asset management related businesses comprising approximately $24 billion in assets: domestic private banking, institutional asset management and international private banking. The Company will provide transaction processing and asset safekeeping and servicing to the clients of those businesses.

AMT Capital Acquisition

         On May 29, 1998, the Company acquired (the "AMT Acquisition") all of the outstanding share capital of AMT Capital Services, Inc. and AMT Capital Advisers, Inc. (collectively, "AMT Capital"), pursuant to an Agreement and Plan of Merger dated as of May 12, 1998 (the "Merger Agreement"), by and among the Company, Investors Acquisition Sub I, Inc., Investors Acquisition Sub II, Inc., AMT Capital and certain stockholders of AMT Capital (the "Former AMT Capital Stockholders") in exchange for 194,006 shares of the Company's Common Stock. Of the 194,006 shares of Common Stock issued to the Former AMT Capital Stockholders, 18,938 shares are being held in escrow by First Chicago Trust Company of New York as escrow agent pursuant to an Escrow Agreement dated as of May 29, 1998 among the Company, the Former AMT Capital Stockholders and the escrow agent (the "Escrow Agreement") until the earlier of (i) February 28, 1999 or (ii) the Company's first public announcement of earnings following completion by the Company's independent public accountants of the first full-year audit of the Company's financial statements following May 29, 1998 to cover any reimbursable claims relating to the AMT Acquisition. The remaining 175,068 shares acquired by the Former AMT Capital Stockholders pursuant to the AMT Acquisition were registered on a Registration Statement on Form S-3 (File No. 333-58031), declared effective on July 9, 1998, and may be sold to the public by the Former AMT Capital Stockholders. The AMT Acquisition has been accounted for under the "pooling-of-interests" method and was structured as a tax-free reorganization under the Internal Revenue Code. Upon the consummation of the AMT Acquisition, the AMT Capital companies were renamed Investors Capital Services, Inc. and Investors Capital Advisors, Inc., respectively.

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

         The Company's future results may be subject to substantial risks and uncertainties. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates or changes in the relationship between long-term and short-term interest rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days notice.

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

Year 2000 Issue; Year 2000 Readiness Disclosure

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

         The Company relies heavily on its internal computer systems to process transactions and conduct services for clients. In addition, the Company relies on automated data communications with vendors, clients and other third parties, as well as certain third party hardware and software providers such as Electronic Data Systems. The Company also relies on other third party relationships in the conduct of its business. For example, third party vendors handle the payroll function for the Company, and the Company also relies on the services of the landlords of its facilities, telecommunication companies, utilities and commercial airlines, among others.

         Any failure of the Company's internal computer systems, third party data communications, third party hardware and software providers or other third party vendors due to the Year 2000 issue could have material adverse impact on the Company's ability to provide timely and accurate services to its clients. As a result, any such failure could have a material adverse impact on the Company's financial condition and results of operations.

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

         The Company has initiated formal communications with all of its significant suppliers and clients to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own

Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted. Any failure to convert by another company, or a conversion that is incompatible with the company's systems, could have a material adverse effect on the Company.

         The Company will utilize both internal and external resources to modify or upgrade existing software and to test such software for Year 2000 compliance. The Company plans to complete the Year 2000 project, including all internal testing, by December 31, 1998. Currently, the Company has completed the renovation of software code and has commenced the implementation and testing phase of the Year 2000 project. The Company expects that implementation and testing of internal systems will be substantially completed by December 1998. The Company expects that testing with clients will begin in the fourth quarter of 1998 and will be substantially completed in the first quarter of 1999. The Company believes that testing with business partners and third party vendors, including such entities as the Depository Trust Company, will be substantially completed in the second quarter of 1999.

         The Company is currently developing contingency plans to address any failure by the Company or any third party with which the Company interacts to properly and/or completely renovate software code and/or computer systems for the Year 2000 issue. The Company's plans will address contingencies for (i) failure to complete successfully renovation, validation or implementation of systems and (ii) failure of systems at critical dates before or after January 1, 2000. The Company expects to complete these contingency plans in the fourth quarter of 1998.

         The remaining 1998 cost of the Year 2000 project is estimated at $401,000 which will be expensed as incurred over the next three months, and is being funded through operating cash flows. In addition, the Company has budgeted up to an additional $400,000 for Year 2000 costs that may arise during 1999. These 1999 costs may include, but are not limited to, testing with third parties who are not Year 2000 compliant prior to December 31, 1998 and software renovation necessitated by internal and/or third-party testing during 1998 and 1999. These amounts are not expected to have a material effect on the Company's results of operations. To date, the Company has incurred and expensed approximately $1,199,000 related to the assessment of, and remediation efforts in connection with, its Year 2000 project and the development of a remediation plan. All amounts expensed and to be expensed in connection with the Year 2000 issue will be funded through operating cash flows.

         The costs of the project and the date on which the Company plans to complete the Year 2000 modifications, testing and contingency plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, availability of and cooperation by clients, vendors and other third parties, the compatibility of third-party interfaces, and similar uncertainties.

Statement of Operations

Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1998

Non-interest Income

Non-interest income increased $10,573,000 to $70,157,000 for the nine months ended September 30, 1998 from $59,584,000 for the nine months ended September 30, 1997. Non-interest income consists of the following items:


                                      For the Nine Months Ended
                                            September 30,
                                    -----------------------------
                                     1997       1998        Change
                                    --------   -------     -------
                                        (Dollars in thousands)

        Asset administration fees    $57,228   $68,394        20%
        Computer service fees            509       395       (22)
        Other operating income         1,805       610       (66)
        Gain on sale of securities        42       758        --
                                    --------  -------
        Total Non-interest Income    $59,584   $70,157        18%
                                    --------  -------
                                    --------  -------


         Asset administration fees increased $11,166,000 to $68,394,000 for the nine months ended September 30, 1998 compared to $57,228,000 for the nine months ended September 30, 1997. The Company earns these fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total assets processed increased to $151 billion at September 30, 1998 from $148 billion at September 30, 1997. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending and foreign exchange.

         Computer service fees consist of amounts charged by the Company for data processing services related to client accounts. The decrease in computer service fees is related to renegotiations of contracts performed by Investors Capital Services, Inc. in 1998. Other operating income consists of dividends received relating to the FHLBB stock investment and miscellaneous transaction-oriented private banking fees. The decrease in other operating income was due to a decrease in services provided by Investors Capital Advisors, Inc., a wholly-owed subsidiary of the Company. Gain on sale of securities increased during the first nine months of 1998 due to the Company's sale of certain mortgage-backed securities in anticipation of increased prepayment risk.

Operating Expenses

         Total operating expenses increased by $8,068,000 to $71,049,000 for the nine months ended September 30, 1998 compared to $62,981,000 for the nine months ended September 30, 1997. The components of operating expenses were as follows:


                                                For the Nine Months
                                                      Ended
                                                   September 30,
                                                -------------------
                                             1997      1998       Change
                                           ---------  --------   ---------
                                                (Dollars in thousands)

        Compensation and benefits           $38,219   $44,542        17%
        Technology and telecommunications     7,830     8,113         4
        Transaction processing services       5,978     5,648        (6)
        Occupancy                             3,218     5,130        59
        Depreciation and amortization         1,521     1,906        25
        Travel and sales promotion            1,188     1,429        20
        Professional fees                     1,466     1,100       (25)
        Insurance                               566       591         4
        Other operating expenses              2,995     2,590       (14)
                                          ---------  --------
        Total operating expenses            $62,981   $71,049        13%
                                          ---------  --------
                                          ---------  --------


         Compensation and benefits expense increased by $6,323,000 or 17% from period to period due to several factors. The average number of employees increased 18% to 1,102 during the nine months ended September 30, 1998 from 933 during the same period in 1997. This increase relates primarily to the increase in the number of client relationships and to the expansion of existing client relationships during the period. Effective January 1, 1998 the Company adopted the accounting method promulgated by Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Accordingly, the Company capitalized $629,000 of compensation and compensation-related expenses for employees who were directly associated with internal use computer software projects during the nine months ended September 30, 1998.

         Occupancy expense increased $1,912,000 to $5,130,000 for the nine months ended September 30, 1998 from $3,218,000 for the nine months ended September 30, 1997. The increase resulted from the expansion of office space in the Company's Boston, Toronto and Dublin offices.

         Depreciation and amortization expense increased $385,000 between periods due to purchases of furniture, equipment, and capitalized software throughout 1997 and the first nine months of 1998.

         Travel and sales promotion expense increased $241,000 to $1,429,000 for the nine months ended September 30, 1998 from $1,188,000 for the nine months ended September 30, 1997 due to increased travel by the sales and marketing professionals.

         Professional fees decreased $366,000 to $1,100,000 for the nine months ended September 30, 1998 from $1,466,000 for the nine months ended September 30, 1997. The decrease in professional fees relates to non-recurring consulting and legal fees incurred in the first nine months of 1997.

         Other operating expenses include fees for office supplies expense, recruiting costs and temporary help. The expense decreased $405,000 to $2,590,000 for the nine months ended September 30, 1998 from $2,995,000 for the nine months ended September 30, 1997. The majority of the decrease related to efficiencies experienced in general operating expenses.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the nine months ended September 30, 1998 compared to the same period in 1997.


                                               Change      Change
                                               Due to      Due to
                                               Volume      Rate          Net
                                              --------     ---------   -------
                                                   (Dollars in thousands)
            Interest-earning assets
            Fed funds sold and
              interest-earning deposits       $   125      $    61     $   186
            Investment securities              16,244       (3,072)     13,172
            Loans                                  89          218         307
                                              --------    ---------    -------
            Total interest-earning assets     $16,458      $(2,793)    $13,665
                                              --------    ---------    -------
            Interest-bearing liabilities
            Deposits                           $ 7,484     $  (653)    $ 6,831
            Borrowings                           6,218         319       6,537
                                              --------    ---------    -------
            Total interest-bearing
               liabilities                     $13,702     $  (334)    $ 3,368
                                              --------    ---------   --------
            Change in net interest income      $ 2,756     $(2,459)    $   297
                                              --------    ---------   --------
                                              --------    ---------   --------


         Net interest income increased $297,000 or 2% to $19,440,000 for the nine months ended September 30, 1998 from $19,143,000 for the same period in 1997. This net increase resulted from an increase in interest income of $13,665,000 offset by an increase in interest expense of $13,368,000. Net interest margin decreased 59 basis points for the nine months ended September 30, 1998 from the same period in 1997.

         The increase in interest income resulted primarily from a higher level of interest earning assets. The Company's average assets for the nine months ended September 30, 1998 increased $393,000,000 or 34% compared to the same period in 1997. This growth primarily resulted from an increase in average interest-earning assets of $371,000,000.

         Interest expense increased due to a $13,368,000 increase in average deposits and short-term borrowings for the nine months ended September 30, 1998 compared to the same period in 1997. The increase was offset by a decrease in the average interest rates paid by the Company from 5.09% to 5.01% during the period.

Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1998 and 1997 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of

11.32% in 1997 and 10.91% in 1998. The provision for income taxes for the nine months ended September 30, 1998 increased by $1,214,000 compared to the same period in 1997. The overall effective tax rate increased to 36% for the nine months ended September 30, 1998, from 34.7% for the same period in 1997. The increase in the effective tax rate is due to the change in tax status of Investors Capital Services, Inc. AMT Capital Services, Inc. was a Subchapter S corporation which incurred no federal or state tax on net income through May 29, 1998.

Statement of Operations

Comparison of Operating Results for the Quarters Ended September 30, 1997 and
1998

Non-interest Income

         Non-interest income increased $2,862,000 to $23,922,000 for the quarter ended September 30, 1998 from $21,060,000 for the quarter ended September 30, 1997. Non-interest income consists of the following items:


                                          For the Quarter Ended
                                              September 30,
                                      -----------------------------
                                        1997      1998       Change
                                      --------  --------     ------
                                      (Dollars in thousands)
         Asset administration fees       $20,366   $23,371        15%
         Computer service fees               170       122       (28)
         Other operating income              489       142       (71)
         Gain on sale of securities           35       287         --
                                        --------  --------
         Total Non-interest Income       $21,060   $23,922        14%
                                        --------  --------
                                        --------  --------


         Asset administration fees increased $3,005,000 to $23,371,000 for the quarter ended September 30, 1998 compared to $20,366,000 for the quarter ended September 30, 1997. The Company earns these fees on assets processed by the Company on behalf of a variety of financial asset managers. Total assets processed increased to $151 billion at September 30, 1998 from $148 billion at September 30, 1997. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed, along with the Company's continued success in marketing ancillary services.

         The decrease in computer service fees between periods relates to renegotiations of contracts performed by Investors Capital Services, Inc. in 1998. The overall decrease in other operating income was due to a decrease in services provided by Investors Capital Advisors, Inc. a wholly-owned subsidiary of the Company. Gain on sale of securities increased during the third quarter of 1998 due to the Company's sale of certain mortgage-backed securities in anticipation of increased prepayment risk.

Operating Expenses

         Total operating expenses increased by $2,055,000 to $23,807,000 for the quarter ended September 30, 1998 compared to $21,752,000 for the quarter ended September 30, 1997. The components of operating expenses were as follows:



                                             For the Quarter Ended
                                                 September 30,
                                             ---------------------
                                               1997        1998     Change
                                             ---------   ---------  ------
                                             (Dollars in thousands)
         Compensation and benefits           $13,373   $15,196        14%
         Technology and telecommunications     2,641     2,791         6
         Occupancy                               904     1,712        89
         Transaction processing services       2,076     1,686       (19)
         Depreciation and amortization           589       636         8
         Travel and sales promotion              389       426        10
         Professional fees                       320       312        (3)
         Insurance                               192       198         3
         Other operating expenses              1,268       850       (33)
                                            --------  --------
         Total operating expenses            $21,752   $23,807         9%
                                            --------  --------
                                            --------  --------


         Compensation and benefits expense increased by $1,823,000 or 14% from period to period due to several factors. The average number of employees increased 14% to 1,159 during the quarter ended September 30, 1998 from 1,013 during the same period in 1997. This increase relates primarily to the increase in number of client relationships and to the expansion of existing client relationships during the period. Effective January 1, 1998 the Company adopted SOP 98-1 which provides guidance on accounting for the costs of computer software developed or obtained for internal use. Accordingly, the Company capitalized $311,000 of compensation and compensation-related expenses for employees who were directly associated with internal use computer software projects during the quarter ended September 30, 1998.

         Occupancy expense increased $808,000 to $1,712,000 for the quarter ended September 30, 1998 from $904,000 for the quarter ended September 30, 1997. The increase resulted from the expansion of office space in the Company's Boston, Toronto and Dublin offices.

         Transaction processing services expense consists of volume-related expenses including subcustodian fees and external contract services. The decrease of $390,000 to $1,686,000 for the quarter ended September 30, 1998 from $2,076,000 for the quarter ended September 30,1997 relates to improved collection of credit interest balances.

         Travel and sales promotion expense increased $37,000 to $426,000 for the quarter ended September 30, 1998 from $389,000 for the quarter ended September, 1997 due to increased travel of the sales and marketing professionals.

         Other operating expenses include fees for office supplies expense, recruiting costs, and temporary help. These expenses decreased $418,000 to $850,000 for the quarter ended September 30, 1998 from $1,268,000 for the quarter ended September 30, 1997. The majority of the decrease related to efficiencies experienced in general operating expenses. Additionally, recruiting costs and costs of temporary help decreased as a result of a change in strategy of using interns instead of hiring outside manpower.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended September 30, 1998 compared to the same period in 1997.


                                               Change     Change
                                               Due to     Due to
                                               Volume      Rate      Net
                                             --------   ---------- -------
                                                 (Dollars in thousands)
        Interest-earning assets
        Fed funds sold and
           interest-earning deposits         $   310    $     2    $   312
        Investment securities                  4,327     (1,031)     3,296
        Loans                                     48         83        131
                                             --------   ---------- -------
        Total interest-earning assets          4,685       (946)     3,739
                                             --------   ---------- -------
        Interest-bearing liabilities
        Deposits                               4,265       (399)     3,866
        Borrowings                              (374)      (180)      (554)
                                             --------   ---------- -------
        Total interest-bearing liabilities     3,891       (579)     3,312
                                             --------   ---------- -------
        Change in net interest income        $   794    $  (367)   $   427
                                             --------   ---------- -------
                                             --------   ---------- -------


         Net interest income increased $427,000 or 7% to $6,524,000 for the quarter ended September 30, 1998 from $6,097,000 for the same period in 1997. This net increase resulted from an increase in interest income of $3,739,000 offset by an increase in interest expense of $3,312,000. Net interest margin decreased 30 basis points for the quarter ended September 30, 1998 from the quarter ended September 30, 1997.

         The increase in interest income resulted primarily from a higher level of interest earning assets. The Company's average assets for the quarter ended September 30, 1998 increased 339,000,000 or 26% compared to the same period in 1997. This growth primarily resulted from an increase in average interest-earning assets of $319,000,000.

         Interest expense increased due primarily to a $340,000,000 increase in average deposits and short-term borrowings for the quarter ended September 30, 1998 compared to the same period in 1997.

Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1998 and 1997 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.32% in 1997 and 10.91% in 1998. The provision for income taxes for the quarter ended September 30, 1998 increased by $420,702 compared to the same period in 1997. The overall effective tax rate decreased to 34.6% for the quarter ended September 30, 1998, from 34.7% for the same period in 1997.

Financial Condition

Investment Portfolio

The following table summarizes the Company's investment portfolio as of the dates indicated:


                                      December 31, September 30,
                                         1997         1998
                                     ------------ --------------
                                       (Dollars in thousands)
Securities held to maturity:

State and political subdivisions      $ 35,225      $ 35,669
Mortgage-backed securities             590,365       750,149
Federal agency securities              168,687       172,506
Foreign government securities            7,769         7,722
                                     ---------    ----------
Total securities held to maturity     $802,046      $966,046
                                     ---------    ----------
                                     ---------    ----------
Securities available for sale:

State and political subdivisions      $  8,382      $ 37,642
U.S. Treasury securities                30,092          --
Mortgage-backed securities             424,376       334,721
Federal agency securities                 --           8,695
Corporate debt                            --          47,473
                                     ---------    ----------
Total securities available for sale   $462,850      $428,531
                                     ---------    ----------
                                     ---------    ----------


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

         The book value and weighted average yield of the Company's securities held to maturity at September 30, 1998, by effective maturity, are reflected in the following table:


                                                            Weighted
                                                 Book       Average
                                                 Value        Yield
                                               ---------   ---------
                                              (Dollars in thousands)
         Due within one year                   $     22      7.47%
         Due from one to five years             285,527      6.50%
         Due from five years up to ten years    175,639      6.49%
         Due after ten years                    504,858      6.23%
                                               ---------
         Total securities held to maturity     $966,046
                                               ---------
                                               ---------


The book value and weighted average yield of the Company's securities available for sale at September 30, 1998, by effective maturity, are reflected in the following table:


                                                             Weighted
                                                   Book       Average
                                                  Value        Yield
                                                ---------   ----------
                                                (Dollars in thousands)
         Due from one to five years             $292,302      6.24%
         Due from five years up to ten years      72,302      5.70%
         Due after ten years                      63,927      6.37%
                                                ---------
         Total securities available for sale    $428,531
                                                ---------
                                                ---------


The maturities of mortgage backed securities have been allocated in the above tables as described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Loan Portfolio

         The following table summarizes the Company's loan portfolio as of the dates indicated:


                                                December 31, September 30,
                                                   1997         1998
                                                ----------- -----------
                                                  (Dollars in thousands)
         Loans to individuals                    $ 26,858    $ 22,535
         Loans to not-for-profit organizations         13          13
         Loans to mutual funds                     29,174      58,706
                                                 ----------- ---------
                                                   56,045      81,254
         Less:  allowance for loan losses            (100)       (100)
                                                 ----------- ---------
         Net loans                               $ 55,945    $ 81,154
                                                 ----------- ---------
                                                 ----------- ---------
         Floating rate                           $ 55,932    $ 81,141
         Fixed rate                                    13          13
                                                 ----------- ---------
                                                 $ 55,945    $ 81,154
                                                 ----------- ---------
                                                 ----------- ---------


         Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for the borrower. At September 30, 1998, the Company has entered into agreements to provide up to an aggregate of $85 million under lines of credit to mutual fund clients. These unsecured lines of credit may, in the event of a default, be collateralized at the Company's option by securities held in custody by the Company for those mutual funds. Loans to mutual funds also include advances by the Company to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those clients. The advances facilitate securities transactions and redemptions involving those mutual funds and are fully collateralized by liquid collateral, primarily freely tradable securities held in custody by the Company for those mutual funds.

         At September 30, 1998, the Company's only lending concentrations which exceeded 10% of total loans were revolving lines of credit to mutual fund clients as discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of September 30, 1998, there were no past due loans, troubled debt restructurings, or any loans on non-accrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of approximately $100,000 at September 30, 1998. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at September 30, 1998:


                                          Within       Over Three     Over Six      Over One
                                           Three         to Six       to Twelve      Year to      Over Five
                                          Months         Months        Months       Five Years       Years        Total
                                       -----------   -------------  ------------  ------------- -------------  ----------
                                                                     (Dollars in thousands)
Interest-earning assets (1):

    Federal funds sold                 $  110,000     $     --      $     --      $     --      $      --      $  110,000
    Investment securities (2)             661,590        157,132       162,354       334,499         86,628     1,402,203
    Loans - fixed rate                       --             --            --              13           --              13
    Loans - variable rate                  81,142           --            --            --             --          81,142
                                       -----------   -------------  ------------  ------------- -------------  ----------
        Total interest-earning
        assets                            852,732        157,132       162,354       334,512         86,628     1,593,358

Interest-bearing liabilities:

    Demand deposit accounts               247,900           --            --            --             --         247,900
    Savings accounts                      663,932           --            --            --             --         663,932
    Interest rate contracts              (420,000)        60,000       110,000       250,000           --            --
    Short term borrowings                 440,670           --            --            --             --         440,670
                                       -----------   -------------  ------------  ------------- -------------  ----------
        Total interest-bearing
           liabilities                    932,502         60,000       110,000       250,000           --       1,352,502
                                       -----------   -------------  ------------  ------------- -------------  ----------

        Net interest sensitivity gap
        during the period              $  (79,770)    $   97,132    $   52,354    $   84,512    $    86,628    $  240,856
                                       -----------   -------------  ------------  ------------- -------------  ----------
                                       -----------   -------------  ------------  ------------- -------------  ----------
        Cumulative gap                 $  (79,770)    $   17,362    $   69,716    $  154,228    $  240,856
                                       -----------   -------------  ------------  ------------- -------------
                                       -----------   -------------  ------------  ------------- -------------
Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)                91.45%       101.75%       106.32%        111.40%       117.81%

Interest sensitive assets as a
    percent of total assets
    (cumulative)                            51.38%        60.85%        70.64%         90.79%        96.01%

Net interest sensitivity gap as a
    percent of total assets                 (4.81%)        5.85%         3.15%          5.09%         5.22%

Cumulative gap as a percent
    of total assets                         (4.81%)        1.05%         4.20%          9.29%        14.51%


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

         The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients. Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $.12 per share.

         The Company's ability to pay dividends on the Common Stock depends in part on the receipt of dividends from the Bank. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Company expects to pay to its stockholders, currently estimated to be in an amount equal to $.12 per share of the Company's outstanding Common Stock (approximately $804,755 based upon 6,706,290 shares outstanding as of September 30, 1998).

         At September 30, 1998, cash and cash equivalents were 1% of total assets. At September 30, 1998, approximately $14 million or 1% of total interest-earning assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of September 30, 1998 was $216 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at September 30, 1998 was $1.3 billion.

         The Company also has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to be the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at September 30, 1998 was $753 million.

Capital Resources

         Historically, the Company has financed its operations primarily through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. The Company's capital expenditures have been incurred and its microcomputer leases entered into on an as-required basis. As a result, the Company's capital expenditures were $4,020,959 and $3,669,770 for the nine months ended September 30, 1997 and 1998, respectively.

         Stockholders' equity at September 30, 1998 was $83,516,000, an increase of $7,803,000 or 10%, from $75,713,000 at December 31, 1997. The ratio of stockholders' equity to assets decreased to 5.03% at September 30, 1998 from 5.18% at December 31, 1997 due to the significant increase in assets.

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

         The following table summarizes the Company's Tier I and total capital ratios at September 30, 1998:


                                                                 September 30, 1998
                                                                ---------------------
                                                                 Amount       Ratio
                                                                ---------  ----------
                                                               (Dollars in thousands)
                Tier I capital                                   $109,471      21.59%
                Tier I capital minimum requirement                 20,278       4.00%
                                                                ---------   ---------
                Excess Tier I capital                            $ 89,193      17.59%
                                                                ---------   ---------
                                                                ---------   ---------
                Total capital                                    $109,571      21.61%
                Total capital minimum requirement                  40,555       8.00%
                                                                ---------   ---------
                Excess Total capital                             $ 69,016      13.61%
                                                                ---------   ---------
                                                                ---------   ---------
                Risk adjusted assets, net of intangible assets   $506,938
                                                                ---------
                                                                ---------


The following table summarizes the Bank's Tier I and total capital ratios at September 30, 1998:



                                                              September 30, 1998
                                                             ---------------------
                                                              Amount       Ratio
                                                             ---------  ----------
                                                            (Dollars in thousands)
             Tier I capital                                   $107,028      21.17%
             Tier I capital minimum requirement                 20,226       4.00%
                                                             ---------   ---------
             Excess Tier I capital                            $ 86,802      17.17%
                                                             ---------   ---------
                                                             ---------   ---------
             Total capital                                    $107,128      21.19%
             Total capital minimum requirement                  40,451       8.00%
                                                             ---------   ---------
             Excess Total capital                             $ 66,677      13.19%
                                                              --------    --------
                                                              --------    --------
             Risk adjusted assets, net of intangible
                assets                                        $505,638
                                                              --------
                                                              --------


         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of the Company be reduced by most intangible assets. The Company's Leverage Ratio at September 30, 1998 was 6.75%, which is in excess of regulatory requirements. The Bank's Leverage Ratio at September 30, 1998 was 6.61%, which is also in excess of regulatory requirements.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated:


                                              Nine Months Ended September 30, 1997     Nine Months Ended September 30, 1998
                                              --------------------------------------   ------------------------------------
                                              Average                      Average      Average                     Average
                                              Balance         Interest    Yield/Cost    Balance      Interest     Yield/Cost
                                              ----------   ------------- -----------   ---------- -------------  ----------
                                                             (Dollars in thousands)                   (Dollars in thousands)
Interest earning assets

    Federal funds sold and securities
       purchased under resale
       agreements                         $    23,429     $       947       5.39%   $    26,381   $     1,133        5.73%
    Investment securities                     994,083          48,284       6.48%     1,359,896        61,456        6.03%
    Loans                                      56,233           1,910       4.53%        58,742         2,217        5.03%
                                          -----------     -----------    --------   -----------   -----------     --------
    Total interest earning assets           1,073,745          51,141       6.35%     1,445,019        64,806        5.98%
                                                          -----------    --------                 -----------     --------
    Allowance for loan losses                    (100)                                     (100)
    Non-interest-earning assets                65,108                                    86,372
                                          -----------                               -----------
    Total assets                          $ 1,138,753                               $ 1,531,291
                                          -----------                               -----------
                                          -----------                               -----------
Interest bearing liabilities

    Deposits:
       Demand                             $   124,824     $     4,835       5.16%   $   192,001   $     7,184        4.99%
       Savings                                245,428           8,986       4.88%       391,589        13,497        4.60%
       Time                                     1,424              55       5.15%           671            26        5.17%
    Short term borrowings                     466,094          18,122       5.18%       623,439        24,659        5.27%
                                          -----------     -----------    --------   -----------   -----------     --------
    Total interest bearing liabilities        837,770          31,998       5.09%     1,207,700        45,366        5.01%
                                                          -----------    --------                 -----------     --------
    Non-interest bearing liabilities
       Demand deposits                        144,220                                   140,844
       Non-interest bearing time               55,989                                    65,000
          deposits
       Other liabilities                       12,443                                    14,012
                                          -----------                               -----------
    Total liabilities                       1,050,422                                 1,427,556
    Trust preferred stock                      21,617                                    24,171
    Equity                                     66,714                                    79,564
                                          -----------                               -----------
    Total liabilities and equity          $ 1,138,753                               $ 1,531,291
                                          -----------                               -----------
                                          -----------                               -----------
    Net interest income                                   $    19,143                              $   19,440
                                                          -----------                             -----------
                                                          -----------                             -----------
    Net interest margin (1)                                                 2.38%                                    1.79%
                                                                         --------                                 --------
                                                                         --------                                 --------
    Average interest rate spread (2)                                        1.26%                                    0.97%
                                                                         --------                                 --------
                                                                         --------                                 --------
    Ratio of interest-earning assets to
       interest-bearing liabilities                                       128.17%                                  119.65%
                                                                         --------                                 --------
                                                                         --------                                 --------


       1) Net interest income divided by total interest-earning assets.

       2) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Item 6.  Exhibits and Reports on Form 8-K

         (a) List of Exhibits.

             Exhibit No.     Description
             11              Statement of Computation of Earnings per
                             Share (included herein on page 16)
             27              Financial Data Schedules


         (b) On August 19, 1998, the Company made a voluntary filing of a Current Report on Form 8-K containing restated financial statements reflecting the purchase by the Company of AMT Capital Services, Inc. and an affiliate in a pooling-of-interests transaction.

         (c) On October 16, 1998, the Company filed a Current Report on Form 8-K with respect to the consummation of the acquisition by Investors Bank & Trust Company of the domestic institutional trust and custody business of BankBoston, N.A.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INVESTORS FINANCIAL SERVICES CORP.



Date:  November 13, 1998                 By:  /s/ Kevin J. Sheehan
                                           ------------------------------------
                                            Kevin J. Sheehan
                                            Chairman, President and Chief
                                            Executive Officer



                                         By:  /s/ Karen C. Keenan
                                            -----------------------------------
                                            Karen C. Keenan
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)