Form 10-K
period 1998-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 1999-03-05
CIK 949589

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
(Mark One)
  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR
    /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from        to
                                            --------  ---------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                             ---

         The aggregate market value of Common Stock held by non-affiliates of the registrant was $402,399,874 based on the last reported sale price of $59.6875 on The Nasdaq National Market on February 16, 1999 as reported by Nasdaq.

         As of February 16, 1999, there were 6,741,778 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such Proxy Statement are incorporated by reference in
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

         Investors Financial Services Corp. (the `Company'), based in Boston, Massachusetts, provides asset administration services for the financial services industry through its wholly-owned subsidiaries, Investors Bank & Trust Company -Registered Trademark- and Investors Capital Services, Inc. Services provided by the Company include global custody, multicurrency accounting, institutional transfer agency, performance measurement, cash management, foreign exchange, securities lending, mutual fund administration, institutional trust services and investment advisory services. These services are provided to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. At December 31, 1998, the Company provided financial asset administration services for net assets totaling approximately $245 billion, including approximately $14 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

         The Company operated as a subsidiary of Eaton Vance Corp. (`Eaton Vance'), an investment management firm conducting business through subsidiaries, from its formation in 1969 through November 1995. In 1995, the boards of directors of the Company and Eaton Vance determined to separate the business operations of the Company from those of Eaton Vance by means of a tax free, pro rata distribution of Eaton Vance's ownership interest in the Company to the stockholders of Eaton Vance (the `Spin-Off Transaction'). The Spin-Off Transaction was completed on November 10, 1995, prior to the completion of an initial public offering of 2,300,000 shares of the Company's Common Stock, $.01 par value, (the `Common Stock') on November 14, 1995 (the `Offering'). As used herein, the defined term `Company' shall mean Investors Financial Services Corp. from and after June 29, 1995, the date of organization of Investors Financial Services Corp., and shall mean Investors Bank & Trust Company prior to that date, unless the context otherwise indicates. Investors Bank & Trust Company is sometimes referred to herein as the `Bank.'

         On May 29, 1998, the Company acquired AMT Capital Services, Inc. and an affiliated company, a New York-based firm recognized for providing fund administration services to global and domestic institutional investment management firms. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of AMT Capital Services, Inc. in exchange for 194,006 shares of the Company's common stock. The acquisition was accounted for under the pooling-of-interests method of accounting and was structured as a tax-free reorganization under the Internal Revenue Code. Upon completion of the acquisition, AMT Capital Services, Inc. became a wholly owned subsidiary of the Company and was renamed Investors Capital Services, Inc.

         On October 1, 1998, Investors Bank & Trust Company acquired the domestic institutional trust and custody business of BankBoston, N.A. Under the terms of the purchase agreement, the Company paid approximately $48 million to BankBoston as of the closing and will pay up to an additional $6 million one year after the closing depending upon certain business performance criteria. The business provides a full range of master trust and custody services to endowments pension funds, municipalities, mutual funds and other financial institutions, primarily located in New England. The primary focus is small to midsize custody accounts. In connection with the acquisition, the Company also entered into an Outsourcing Agreement through which the Company will act as custodian for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. The Company will provide transaction processing and asset safekeeping and servicing to the clients of those businesses. The acquisition was accounted for under the purchase method of accounting. Since October 1, 1998, the business has been included in the operations of Investors Bank & Trust Company.

         On February 16, 1999, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable March 17, 1999 to stockholders of record on March 1, 1999. All share numbers shown in this Report reflect shares outstanding prior to the two-for-one stock split.

OVERVIEW OF THE FINANCIAL SERVICES INDUSTRY

         Utilizing a broad range of pooled products, including mutual funds, unit investment trusts, separate accounts and variable annuities to achieve their clients' investment goals, asset managers manage and invest financial assets entrusted to them. Asset administration companies, such as the Company, perform various services for the asset managers and the pooled products they sponsor, including global custody, multicurrency accounting, transfer agency, portfolio performance measurement, foreign exchange, securities lending, administration and investment advisory services.

         The Company believes the strong inflow of assets into pooled products and other investment products and the related asset administration of those products, provides an opportunity for revenue growth for asset administration companies. As shown in the chart on the following page, total financial assets managed by mutual fund companies, insurance companies, private pension funds and banks have grown at an average annual rate of over 12% since 1990. Mutual funds, such as those serviced by the Company, make up a large part of the financial assets in pooled investment vehicles. The U.S. mutual fund market has grown at an average annual rate of more than 19% since 1990, with over $4 trillion in assets at September 30, 1998. According to the International Mutual Funds Survey, worldwide fund assets were over $8 trillion in September 1998, an increase of $6 trillion in approximately seven years.


TOTAL U.S. FINANCIAL ASSETS                                                                               COMPOUND ANNUAL
   (in billions)                                   DECEMBER 31, 1990         SEPTEMBER 30, 1998           GROWTH RATE

Mutual Funds                                             1,154.6                   4,508.9                      19.22%
Life Insurance Companies                                 1,367.4                   2,644.4                       8.88
Private Pension Funds                                    1,610.9                   3,644.9                      11.11
Bank Personal Trusts and Estates                           522.1                   1,084.1                       9.89
                                                 ----------------------    -----------------------
   Total                                                 4,655.0                  11,882.3                      12.85%
                                                 ----------------------    -----------------------
                                                 ----------------------    -----------------------

SOURCE:  FEDERAL RESERVE BANK

         The asset administration environment differs by asset management organization and operational philosophy. The majority of asset managers outsource custody services, using multiple custodians to foster cost reduction through competition. Large asset managers may have the critical mass necessary to justify the cost of in-house facilities to handle accounting, administration and transfer agency services, while smaller asset managers outsource these services as well. The Company believes that asset administration companies such as the Company operate most efficiently when bundling core services such as custody and accounting with value-added services such as securities lending and foreign exchange. The Fund Accounting and Custody Tracking System (`FACTS'), the software system developed and owned by the Company, supports these services with its integrated functionality, so that information input once is entered into various administrative subsystems without manual intervention.

         Providing asset administration services globally remains a focus in the financial services industry. The Company has offices located in Toronto, Canada, Dublin, Ireland, and the Cayman Islands for servicing offshore funds. The Company's Toronto subsidiary was opened in 1993 to service the offshore mutual fund market. The Company opened an office in Dublin, Ireland in 1994 to service investment managers distributing to European and Asian clients. In 1996, the Company opened an administration site in the Cayman Islands to service Caribbean-based funds.

         Information technology remains a driving force in the financial services industry. Asset managers are able to create innovative investment products using data from world markets as a result of more powerful and affordable information processing power, coupled with the ability to send large volumes of information instantly through widely dispersed communication networks. Timely on-line access to electronic information on security positions, prices and price shifts facilitates on-line currency trading, indexation of assets, real time arbitrage, and hedging through the use of derivative securities. Asset administration providers use technology as a competitive tool to deliver precise and functional information to the asset managers, and to increase value-added services such as performance measurement and analytical tools. Examples of analytical tools include reports showing time-weighted return, performance by sector, and time-weighted return by sector. The Company believes that the integrated nature of FACTS, compared with the disparate systems used for different tasks by many other financial service providers, provides the Company with a competitive advantage and positions the Company to respond to the continuously changing technological demands of the financial services industry.

         Competition in the asset administration industry has reduced pricing in almost all business segments, particularly with respect to custody services and trustee services. Partially offsetting this trend is the development of new services that have higher margins. The Company's continuous investment in technology has permitted it to offer value-added services to clients, such as offshore custody and fund accounting, securities lending and foreign exchange at competitive prices on a global basis. Technological evolution and service innovation enable the Company to generate additional revenues to offset price pressure in maturing service lines.

         In an effort to capture efficiencies of larger pools of assets, asset managers create different investment structures. One example of this innovation is the master-feeder structure. In the master-feeder structure, one or more investment vehicles (the `feeder funds') with identical investment objectives pool their assets in a common portfolio held by a separate investment vehicle (the `master fund'). This structure permits each of the feeder funds to be sold to a separate target market and through a different distribution channel even if the feeder fund, on a stand-alone basis, would not be large enough to support its operating costs. The feeder funds benefit from economies of scale available to the larger pool of funds invested in the master fund.

         A growing number of mutual funds have been structured as multi-tiered or multi-class funds in order to address the differing requirements and preferences of potential investors. In this environment, investors have the option of purchasing fund shares with the sales load structure that best meets their short-term and long-term investment strategy. Multiple class arrangements allow an investment company to sell interests in a single investment portfolio to separate classes of stockholders.

         The financial asset administration service industry continued to experience consolidation among service providers in 1998. The Company believes that its size and responsiveness to client needs provide the financial services industry with an asset administration alternative to superregional and money center banks and other administration providers. While consolidation within the industry may adversely affect the Company's ability to retain clients that have been acquired, consolidation also creates opportunity for the Company as prospective clients review their relationships with existing service providers. In addition, consolidation among large financial institutions may enable the company to acquire, at a reasonable price, asset administration businesses that do not fit within the core focus of these new, consolidated financial institutions.

COMPANY STRATEGY

         The principal asset administration services provided by the Company to its clients are custody and multicurrency accounting. Value-added services utilized by clients based upon their individual needs include securities lending, foreign exchange, cash management, transfer agency, and mutual fund administration. The Company's objective is to provide a broad range of services to all clients, maximize the use of its value-added services and increase the size of its client base. The Company has adopted the following strategy to achieve this objective:

         -        DELIVER SUPERIOR SERVICES AND EXPAND CLIENT RELATIONSHIPS.
                  Service quality in asset administration relationships is a key to maintaining existing business and attracting new clients. The Company takes an integrated approach to asset administration rather than the functional approach of some of its competitors. Instead of separate departments managing components of the custody and accounting task (e.g., trade settlement, income collection, corporate actions, general ledger accounting, portfolio accounting and pricing), the Company dedicates a single operations team to handle all work for a particular account or fund. In addition, each client is assigned a Client Manager, independent of the operations team, to anticipate the client's needs, to coordinate service delivery, and to provide consulting support. The Company believes that its strong client relationships create continuing opportunities to provide additional services to existing customers. Once a mutual fund complex becomes a client, the Company believes the possibility exists that the client will select the Company to provide additional services, service additional funds, or both. At December 31, 1998, 65 mutual fund complexes and insurance companies utilized the Company's services, up from 53 a year ago.

         - MAINTAIN TECHNOLOGICAL EXPERTISE. The asset administration industry requires the technological capability to support a wide range of global security types and complex portfolio structures in both local and base currencies, as well as the telecommunications flexibility to support the diversity of global communications standards. From a technological standpoint, FACTS is an integrated computerized information system that provides custody, securities movement and control, portfolio accounting, general ledger accounting, pricing, net asset value calculation, and master-feeder processing into a single information system. By consolidating these functions, the Company has eliminated redundancy in data capture and reduced the opportunity for clerical error. The FACTS architecture enables the Company to modify the system quickly, resulting in increased processing quality and efficiency for its clients. The Company believes that this integrated architecture helps to differentiate the Company from its competitors.

                  Technological enhancements and upgrades are an ongoing part of asset administration, both to remain competitive and to create information delivery mechanisms that add value to the information available as part of clearing and settling transactions. During 1998, the Company's Euro conversion system processing developed for EMU was completed and transparently transitioned to its clients. Through standardized data extracts and automated interfaces developed over the past several years, the Company's clients can connect electronically with the Company's host computer and access data collected from clearance and settlement transactions in multiple currencies on a real-time basis. Through these information-sharing tools, the Company is better equipped to expand its custody and accounting services with foreign exchange services and asset and transaction reporting and monitoring services. This electronic linkage also positions the Company to respond quickly to client requests.

         - EXPAND OFFSHORE PROCESSING CAPABILITIES. Net assets processed by the Dublin subsidiary, opened in 1994 to service European-based clients, increased from $27 million at December 31, 1996 to over $1.4 billion at December 31, 1998. The technology requirements of the offshore fund accounting operations are facilitated by the architecture of FACTS. FACTS allows microcomputers located at offshore processing centers to use the FACTS software system to perform the components of processing on-site in compliance with local jurisdiction requirements for offshore investment funds, while utilizing the Company's existing U.S.-based mainframe processing, storage and archive capabilities. In contrast, other fund accounting providers typically utilize entirely separate systems for domestic and offshore processing.

SERVICE OFFERINGS

         The Company provides a broad range of asset administration services to the financial services industry, including global custody, multicurrency accounting, securities lending, foreign exchange, mutual fund administration, institutional transfer agency, performance measurement, private banking and investment advisory services. Global custody and multicurrency accounting are the principal asset administration services provided to the Company's clients. Fees charged for these services reflect the highly competitive nature and price-sensitivity of the market for such services. Securities lending and foreign exchange services provide a more favorable pricing environment for the Company and increased activity by the Company in these areas would not involve a proportionate increase in personnel or other resources. Mutual fund administration and institutional transfer agency services provide additional revenue-generating opportunities, but require a corresponding increase in personnel and processing resources.

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

         GLOBAL CUSTODY. Global custody entails overseeing the safekeeping of domestic and cross border securities for clients and settlement of portfolio transactions. The Company's domestic net assets under custody have grown from $22 billion at October 31, 1990 to $231 billion at December 31, 1998. Examples of the safekeeping of cross-border securities for clients include the safekeeping of Hong Kong stocks for a Dutch mutual fund or German bonds held for an U.S. bank-sponsored mutual fund. At December 31, 1998, the Company's foreign net assets under custody totaled approximately $14 billion.

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

         Given the evolution of information technology and the industry's acceptance of computer technology as the preferred vehicle to support foreign custody, the Company established a worldwide network of global subcustodians. In countries with centralized clearinghouses such as Euroclear, the Company establishes a subcustodian relationship with the clearinghouse and is able to receive information from the subcustodian in electronic format directly onto FACTS. In nations without automated environments, subcustodians hold physical securities in their own vaults and provide reporting in hard copy format to the Company for input onto FACTS. The Company currently has custody agreements in 81 countries, typically with regional providers of custody services. Since the Company does not have its own branches in these countries, it is able to operate in the foreign custody arena with minimal fixed costs, while the Company's clients benefit from the ability to use only one custodian, the Company, for their international investment needs.

         MULTICURRENCY ACCOUNTING. Multicurrency accounting entails the daily recordkeeping for each account or investment vehicle, including calculations of net asset value per share, dividend rates per share, and the maintenance of all books, records and financial reports required by the Securities and Exchange Commission and other regulatory agencies. Due to the growth in international investments by asset managers, traditional fund accounting tasks must be reconciled across multiple currencies. The primary approach of the Company is to bundle the sale of fund accounting and custody services in order to work within the natural efficiencies and control mechanisms of its integrated custody/fund accounting system and operational philosophy. Multicurrency accounting functions include:

- Maintenance of the books and records of a fund in accordance with the Investment Company Act of 1940.
- Tracking of investment transactions for use in the calculation of tax gains and losses.
-        Calculation and accrual of expenses.
- Booking of purchases, redemptions and transfers of fund shares as directed by the transfer agent.
-        Calculation of gains and losses by security and currency.
-        Determination of net income.
- Calculation of daily yields in accordance with Securities and Exchange Commission formula requirements.
- Preparation of statements of assets and liabilities and statements of operations.
-        Computation of the market value of the account.

- Calculation of the daily Net Asset Value of the account and reporting of this value to the National Association of Securities Dealers for publication in newspapers.

         In addition to providing the above services to domestic-based accounts and investment vehicles, the Company also provides offshore fund accounting. The Company views the offshore market as a significant business opportunity and will continue to invest in expansion to support client demand. The Company's Toronto operations, conducted by the Company's wholly-owned Canadian subsidiary, currently provide offshore services to 31 portfolios comprised of over $7 billion in assets. The Company's Dublin operations provide offshore services to 54 portfolios comprised of $1.4 billion in net assets.

         MUTUAL FUND ADMINISTRATION. The Company provides mutual fund administration services, including management reporting, regulatory reporting, tax and accounting, and partnership administration. Management reporting consists of information and reporting which is of primary interest to the fund's asset managers and its board of trustees and includes:

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

         Regulatory reporting is the reporting and accumulation of information required of the fund by the Securities and Exchange Commission and state securities regulators and includes:

- Coordination of preparation and filing of Securities and Exchange Commission reports.
- Maintenance of effective `blue sky' registrations in jurisdictions selected for fund sales.
-        Coordination of the preparation and printing of stockholder reports.
-        Preparation of prospectus update and proxy material.
-        Coordination of on-going `blue sky' compliance.

         Tax and accounting is required either by the fund's auditors or by Internal Revenue Service rules and regulations and includes:

- Performing portfolio compliance testing to establish qualification as a regulated investment company.
-        Preparation of income and excise tax returns.
-        Preparation of audit package for use by independent public accountants.
- Coordination of review of income, capital gains, and distribution information.

         In addition to on-going services, the Company also provides mutual fund start-up consulting services, which typically include assistance with product definition, service provider selection, and fund structuring and registration. The Company has worked with a number of investment advisors to assist them in the development of new mutual funds and other pooled investment vehicles.

         INVESTMENT ADVISORY. The Bank acts as investment advisor to the Merrimac master investment funds (the `Funds'). The Funds have three operating master funds, the Merrimac Cash Portfolio, the Merrimac Treasury Portfolio, and the Merrimac Treasury Plus Portfolio. The master funds are comprised of six operating feeder funds. At December 31, 1998 net assets for the Merrimac series totaled over $903 million. The Company has engaged Allmerica to act as sub-advisor to manage the investments of the Merrimac Cash Portfolio and has engaged Aeltus Investment Management, Inc. to act as sub-advisor to manage the investments of the Merrimac Treasury Portfolio. Effective January 1999, the Company has engaged M & I Investment Management Corp. to act as sub-advisor to manage the investments of the Merrimac Treasury Portfolio and the Merrimac Treasury Plus Portfolio. In addition to acting as advisor to the Funds, the Bank has entered into agreements to provide custody, fund accounting, administration, transfer agency and certain other related services to the Funds. The Merrimac feeder funds offer shares mainly to institutional investors. The Funds may add additional feeder funds and/or master funds in the future.

         FOREIGN EXCHANGE. The Company offers foreign exchange services to facilitate settlement of international securities transactions for U.S. dollar denominated mutual funds and other accounts and to convert income payments denominated in a non-U.S. currency to U.S. dollars. By using the Company rather than a third party foreign exchange bank to perform these functions, clients reduce the amount of time spent coordinating currency delivery and monitoring delivery failures and claims. The current volume of trades processed by the Company is approximately 35,000 trades per year, which vary in size. The Company engages in limited foreign exchange trading transactions for its own account. The conversion to the EURO has had no significant impact on the foreign exchange revenue since transactions previously required in each individual currency are now denominated in the EURO. Foreign exchange fee revenue totaled $2,106,000, $4,427,000 and $5,020,000 for the years ended December 31, 1996, 1997, and 1998 respectively.

         SECURITIES LENDING. Securities lending involve the lending of clients' securities to brokers and other institutions for a fee, which improves a client's return on the underlying securities. The Company acts as agent for its clients for both international and domestic securities lending services. Currently, lending services are provided to seven clients, and the current loan portfolio aggregates approximately $1.9 billion. The Company retains as compensation a portion of the lending fee due to the client as owner of the borrowed asset. Securities lending fee revenue totaled $1,947,000, $2,865,000 and $3,625,000 for the years ended December 31, 1996, 1997 and 1998 respectively.

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

         INSTITUTIONAL TRANSFER AGENCY. Transfer agency encompasses mutual fund shareholder recordkeeping and communications. Services include tracking capital shares, fulfilling purchase, transfer, and redemption requests, and sending account statements, tax reporting information and distributions to shareholders. The Company provides mutual fund shareholder servicing and recordkeeping for clients representing approximately 19,000 shareholder accounts. These services are generally provided only to institutional clients with smaller numbers of outstanding shareholders or omnibus positions of retail shareholders.

         PERFORMANCE MEASUREMENT. Performance measurement services involve the creation of systems and databases that enable asset managers to construct, manage, and analyze their portfolios. Services include portfolio profile analysis, portfolio return analysis, and customized benchmark construction. Performance measurement uses data already captured by FACTS to calculate statistics and report them to asset managers. The Company provided this service for an aggregate of over $26 billion in net assets managed by 46 investment advisors.

         INSTITUTIONAL CUSTODY SERVICES. The Company offers institutional custody services to individuals, family groups, trusts, endowments and foundations, and retirement plans. The Company develops this client base by forming relationships with investment advisors and working with the advisors to service mutual clients. The Company provided institutional custody services to approximately 12,000 accounts at December 31, 1998.

         The acquisition of the domestic institutional trust and custody business from BankBoston has expanded the Company's presence in the institutional custody marketplace and added greater depth and diversity to the Company's client base. While competitors tend to focus on the large institutional opportunities, the Company targets the small to mid-size institutional custody market. Custody services provided to these clients include the safekeeping of securities and the settlement of securities transactions. Custody service fees are determined based on assets under custody and number of transactions in each account.

         Acting as a fiduciary for certain of these accounts, the Company provides trust administration and estate settlement services. These services include on-going fiduciary review of the trust instrument, collection and safekeeping of assets, distribution of income, appropriate reporting for court and tax purposes, preparation of tax returns, and distribution of assets as required. The Company does not provide investment advice, but works closely with third-party investment advisors chosen by each client to carry out the investment of assets.

         BANKING SERVICES. The Company offers credit lines to its clients for the purpose of leveraging portfolios and covering overnight cash shortfalls. Additionally, the Company's clients, which consist mainly of managers of mutual funds, unit investment trusts and other pooled asset products, typically generate large cash balances from securities sales and other transactions which they wish to invest on a short-term basis. The Company does not conduct consumer-banking operations.

         At December 31, 1998, the Company had gross loans outstanding to individuals, non-profit institutions and mutual funds of approximately $54 million, which represented approximately 4% of the Company's total assets. The interest rates charged on the Bank's loans are indexed to either the prime rate or the rate paid on 90-day Treasury bills. The Company has never had a loan loss, and has no delinquent loans. Other than a loan made to a non-profit association for purposes of the Community Reinvestment Act, all loans are secured by marketable securities and are due on demand.

SALES, MARKETING AND CLIENT SUPPORT

         The Company employs a direct sales staff of twelve employees that target potential market areas, including investment management companies, insurance companies, banks and investment advisors. Sales personnel are primarily based at the Company's headquarters in Boston, and are given geographic area sales responsibility. The Company also has one sales person located in Dublin who is responsible for international markets. Included in the twelve sales employees, are five individuals who are dedicated to marketing services to institutional accounts. Senior managers from all functional areas are directly involved in obtaining new clients, frequently working as a team with a sales professional.

         New client contacts are generated by a variety of methods, including client referrals, personal sales calls, direct mailing to targeted clients, attendance at trade shows and seminars, and advertising in trade publications.

         In order to service existing clients, a client management staff of approximately 13 professionals based in the Company's Boston office provides client support. Each client is assigned a Client Manager responsible for the overall satisfaction of the client. The Client Manager is usually a senior professional with extensive industry experience and works with the client on contracts, new products and specific systems requirements.

SIGNIFICANT CLIENTS

         The Company presently provides services to approximately 63 mutual fund complexes and insurance companies. The Company's largest current client, Eaton Vance, accounted for 10%, 10% and 9% of the Company's net operating revenues for the years ended December 31, 1996, 1997 and 1998 respectively. No other single client of the Company represented more than 10% of net operating revenues. Eaton Vance has been a client of the Company since 1975. The Company's agreements with mutual funds managed by Eaton Vance, pursuant to which the Company provides custody and fund accounting services, extend through August 2000 and continue thereafter until terminated by either party upon sixty days prior notice. Total assets processed under long-term contracts at December 31, 1998 were over $79 billion. All other client engagements are, and in the future may be, terminable upon 60 days notice.

SOFTWARE SYSTEMS AND DATA CENTER

         The Company's asset administration operations are supported by sophisticated computer technology. The Company receives vast amounts of information across a worldwide computer network. That information, which covers a wide range of global security types and complex portfolio structures in various currencies, must then be processed, resulting in system-wide updating and reporting. The Company must have the capability to provide not only daily and periodic reports of asset accounting and performance, but also to provide measurement and analytical data to asset managers on-line on a real time basis. This technology requirement call for powerful and sophisticated computer hardware and software systems operated in a cost-effective manner.

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

         FACTS emphasizes efficiency and accuracy because it integrates custody, securities movement and control, portfolio accounting, general ledger accounting, pricing, net asset value calculation, and master/feeder processing into a single system without repeated manual input or intervention. The traditional industry approach is to have separate applications for each of these functions and to interconnect the component applications with manual intervention at various points in the process.

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

         A substantial portion of the Company's electronic transaction processing services depends upon mainframe computer hardware, owned and operated by Electronic Data Systems (`EDS'), contained in the EDS Information Processing

Center (`IPC') in Plano, Texas. Processing and networking functions and equipment are located at the IPC, and in the Boston, MA, Camp Hill and Auburn Hills, Michigan and Charlotte, NC metropolitan areas. By outsourcing data processing, the Company can focus its resources on its core line of business and minimize its capital investment in computer equipment. EDS is able to offer the Company up to date computer products and services to which it would not otherwise have access, while removing the risk of product obsolescence. Due to its diverse customer base, EDS can invest in the latest computer technology and spread the costs over multiple users. In addition, the defined pricing provided by EDS for products and services allows the Company to match its data processing cost with the related revenue stream. The use of EDS as a hardware provider allows the Company to dedicate its efforts to the ongoing enhancement of its software systems while receiving the benefit of the continuing investment by EDS in its computer hardware.

         EDS also provides mainframe disaster recovery services. EDS maintains additional processing equipment at the Plano IPC and at a designated alternate IPC which may be used in the event of equipment failure. The Plano facility is also supported by an uninterruptable power supply and diesel generators which can supply power to continue operations for an extended period of time. Critical software and data files are backed-up daily and stored off-site. Disaster recovery plans are tested through simulations conducted by the Company annually. Notwithstanding these precautions, there can be no assurance that a fire or other natural disaster affecting the data center would not disable the host computer system.

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

COMPETITION

         The Company operates in a highly competitive environment in all areas of its business. The Company's most significant competitors are State Street Bank & Trust Company, The Bank of New York, Chase Manhattan Corp., Brown Brothers Harriman & Co., and PNC Bank. These competitors possess substantially greater financial, sales and marketing resources than the Company and process a greater amount of financial assets than the Company. In addition, the Company also encounters competition in the sale of fund accounting services from large in-house accounting departments of mutual fund complexes, insurance companies and banks offering proprietary mutual funds. Competitive factors include technological advancement and flexibility, breadth of services provided and quality of service. The Company believes that it competes favorably in these categories.

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

EMPLOYEES AND TRAINING

         As of December 31, 1998, the Company had 1,258 employees. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are good.

         The Company developed a five-week professional development program for entry level staff. Successful completion of the program is required of most newly hired employees. Topics covered during the program include an overview of the financial services industry and regulatory environment, principles of investment company accounting, instruction in operating and control procedures, manual performance of fund accounting tasks and intensive training on FACTS. This training program is supplemented by ongoing education on the industry and client base.

         The Company's business is labor-intensive, and its success depends to a significant extent upon a number of key management employees and skilled technical, managerial and marketing personnel, few of which are bound by employment agreements. From October 31, 1990 to December 31, 1998, the Company's staff increased from 463 to 1,258 employees.

REGULATION AND SUPERVISION

         In addition to the generally applicable state and federal laws governing businesses and employers, the Company and the Bank are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the Company's and the Bank's operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of stockholders of a bank or its parent company. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

THE COMPANY

         GENERAL. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board (the `FRB') and by the Massachusetts Commissioner of Banks (the `Commissioner'). The Company is required to file annually a report of its operations with, and is subject to examination by, the FRB and the Commissioner. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil monetary penalties against companies or individuals who violate the Bank Holding Company Act of 1956, as amended, (the `BHCA') or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

         BHCA - ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the FRB. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% or more of the voting shares of a bank to acquire additional shares of such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the `Interstate Act') generally authorizes bank holding companies to acquire banks located in any state. In addition, the Interstate Act generally authorizes national and state chartered banks to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to `opt out' of this latter interstate branching authority by taking action prior to the commencement date. States may also `opt in' early (i.e., prior to June 1, 1997) to the interstate merger provisions.

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

         The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. Should the Company desire to expand its activities beyond its current financial services activities, it would generally be limited to the following activities: operating a mortgage company, finance company, credit card company, factoring company, or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         COMMITMENTS TO AFFILIATED INSTITUTIONS. Under FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy and is expected to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting the Bank. The legality and precise scope of this policy is unclear, however, in light of federal judicial precedent. Additionally, the Federal Deposit Insurance Act (the `FDIA') requires the holding company parent of an undercapitalized bank to guarantee, up to certain limits, the bank's compliance with a capital restoration plan approved by the bank's primary federal supervisory agency. As Investors Financial Services Corp. has no assets other than its ownership interests in the Bank and Investors Capital Services, Inc., its ability to serve as a source of strength to the Bank through the contribution of capital is, presently, limited to contributing (i) dividends received, if any, from Investors Capital Services, Inc. and (ii) proceeds from the sale of securities such as its Common Stock or the Capital Securities discussed under `Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.'


         CAPITAL REQUIREMENTS. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be, included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for such assets as premises, plant and equipment and traditional consumer loans. Claims on, or guaranteed by, U.S. government agencies, as well as the portion of claims that are collateralized by securities issued or guaranteed by the U.S. Treasury are assigned a 20% level in the risk-weighting system. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. Because the Bank, and consequently, the Company, anticipates significant future growth, the Company will be required to maintain Leverage Ratios of at least 4.0% to 5.0% or more.

         The Company currently is in compliance with both the Risk Based Capital Ratio and the Leverage Ratio requirements. Goodwill arising from the acquisition of the domestic institutional custody business of BankBoston, N.A. had a negative impact on the Company's leverage ratio. At December 31, 1998, the Company had a Tier I Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to 15.32% and 15.34%, respectively and a Leverage Ratio equal to 4.61%. The Company expects that its leverage ratio will exceed 5.0% in the second quarter of 1999.

         LIMITATIONS ON ACQUISITIONS OF COMMON STOCK. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring `control' of a bank holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the `Exchange Act') would, under the circumstances set forth in the presumption, constitute the acquisition of control.

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

         MASSACHUSETTS LAW. Massachusetts law generally defines a bank holding company as a company which owns or controls two or more financial institutions. Although the Company owns or controls only one financial institution, it is deemed a bank holding company for purposes of Massachusetts's law due to the manner in which it acquired the Bank. Accordingly, the Company has registered with the Commissioner and is obligated to make reports to the Commissioner. Further, as a Massachusetts bank holding company, the Company may not acquire all or substantially all of the assets of a banking institution or merge or consolidate with another bank holding company without the prior consent of the Board of Bank Incorporation (the `BBI'). As a condition of such consent, the BBI must receive notice from the Massachusetts Housing Partnership Fund (the `Fund') that arrangements satisfactory to the Fund have been made by the Company to make 0.9% of its assets available for financing, down payment assistance, share loans, closing costs and other costs related to programs promoted by the Fund, including those related to creating affordable rental housing, limited equity cooperatives, and tenant management programs.

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

         FDIC INSURANCE PREMIUMS. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are assigned to one of three capital groups - `well capitalized,' `adequately capitalized' and `undercapitalized' - which are defined in substantially the same manner as under the regulations establishing the prompt corrective action system pursuant to Section 38 of the FDIA, as discussed below. These three capital groups are then each divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with corresponding assessment rates ranging from .04% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. There is a statutory minimum assessment of $1,000 per semi-annual period. The Bank is currently subject to the statutory minimum assessment.

         CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above.

         The FDIC's capital regulation establishes a minimum 3.0% Leverage Ratio requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Leverage Ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. A bank having less than the minimum Leverage Ratio shall, within 45 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank, which fails, to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order from the FDIC. The FDIC's amended regulation also provides that any insured depository institution with a Leverage Ratio less than 2.0% is deemed to be operating in an unsafe or unsound manner pursuant to
Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. Such an institution, however, will not be subject to an enforcement proceeding thereunder, solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Leverage Ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

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

         At December 31, 1998, the Bank was in compliance with all minimum Federal regulatory capital requirements which are generally applicable to FDIC insured banks. As of such date, the Bank had a Tier I Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to 14.79% and 14.81%, respectively, and a Leverage Ratio equal to 4.43%. As discussed above, the Bank expects its leverage ratio to exceed 5.0% during the second quarter of 1999.

         PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions, which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be (i) `well capitalized' if it has Total Risk Based Capital Ratio of 10.0% or more, has a Tier I Risk Based Capital Ratio of 6.0% or more, has a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) `adequately capitalized' if it has a total Risk Based Capital Ratio of 8.0% or more, a

Tier I Risk Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of `well capitalized,' (iii) `undercapitalized' if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier I Risk Based Capital Ratio that is 4.0% or greater or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances), (iv) `significantly undercapitalized' if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier I Risk Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and (v) `critically undercapitalized' if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category, except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized.

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

         An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measure of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         A critically undercapitalized institution is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership.

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

         At December 31, 1998, the Bank was deemed to be an adequately capitalized institution for the above purposes. Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. Because the Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules, it therefore cannot predict what effect such higher requirements may have on the Company and the Bank.

         BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a well capitalized institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized institution may not (x) accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited and (iii) an undercapitalized institution may not (x) accept, renew or roll over any brokered deposits or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term `undercapitalized insured depository institution' is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. Currently, the Bank is deemed to be an adequately capitalized insured depository institution for purposes of the restriction on the use of brokered deposits by such institutions. The bank historically has not relied upon brokered deposits as a source of funding and, at December 31, 1998, the Bank did not have any brokered deposits.

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

         COMMUNITY REINVESTMENT ACT. The Federal Community Reinvestment Act (`CRA') requires the FDIC and the Commissioner to evaluate the Bank's performance in helping to meet the credit needs of the community. The Bank has been designated as a `wholesale institution' for CRA purposes by the Commissioner and the FDIC. This designation reflects the nature of the Company's business as other than a retail financial institution and proscribes CRA review criteria applicable to the Bank's particular type of business. As a part of the CRA program, the Bank is subject to periodic examinations by the FDIC and the Commissioner, and maintains comprehensive records of its CRA activities for this purpose. Management believes the Bank is currently in compliance with all CRA requirements. The Bank has pending an application with the FDIC to become designated a `special purpose' institution, which designation would exempt the Bank from CRA review by the FDIC. The Bank would still be subject to review by the Commissioner.

         MASSACHUSETTS LAW - DIVIDENDS. Under Massachusetts law trust companies such as the Bank may pay dividends only out of `net profits' and only to the extent that such payments will not impair the Bank's capital stock and surplus account. If, prior to declaration of a dividend, the Bank's capital stock and surplus accounts do not equal at least 10.0% of its deposit liabilities, then prior to the payment of the dividend the Bank must transfer from net profits to its surplus account the amount required to make its surplus account equal to either (i) together with capital stock, 10.0% of deposit liabilities or, (ii) subject to certain adjustments, 100% of capital stock. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

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

         REGULATION OF INVESTMENT COMPANIES. Certain of the Company's mutual fund and unit investment trust clients are regulated as `investment companies' as that term is defined under the Investment Company Act of 1940, as amended (the `ICA'), and are subject to examination and reporting requirements applicable to the services provided by the Company.

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

         Investment companies are also subject to extensive recordkeeping and reporting requirements. These requirements dictate the type, volume and duration of the record keeping undertaken by the Company, either in its role as custodian for an investment company or as a provider of administrative services to an investment company. Further, the Company must follow specific ICA guidelines when calculating the net asset value of a client mutual fund. Consequently, changes in the statutes or regulations governing recordkeeping and reporting or valuation calculations will affect the manner in which the Company conducts its operations.

         New legislation or regulatory requirements could have a significant impact on the information reporting requirements applicable to the Company's clients and may in the short term adversely affect the Company's ability to service those clients at a reasonable cost. Any failure by the Company to provide such support could cause the loss of customers and have a material adverse effect on the Company's financial results. Additionally, legislation or regulations may be proposed or enacted to regulate the Company in a manner, which may adversely affect the Company's financial results.

ITEM 2.  PROPERTIES.

         As of December 31, 1998, the Company leased three offices located in Boston, MA, one in New York, NY, as well as foreign offices in Toronto, Canada and Dublin, Ireland for its offshore funds processing business.

         The following table provides certain summary information with respect to the principal properties that the Company leases:

LOCATION                                          FUNCTION                                    SQ. FT.      EXPIRATION DATE
--------                                          --------                                    -------      ---------------
200 Clarendon St., Boston, MA                     Principal Executive Offices and             233,992      2007
                                                  Operations Center
1 Exeter Plaza, Boston, MA                        Training Center                              11,375      2001
24 Federal Street, Boston, MA                     Operations Center                             3,658      Tenant at will
600 Fifth Avenue, New York, NY                    Operations Center                             7,751      2005
1 First Canadian Place, Toronto                   Offshore Processing Center                   17,790      2001
Earlsfort Terrace, Dublin                         Offshore Processing Center                    7,135      1/31/01


         The Company entered into an agreement to lease an additional 25,186 square feet at the 200 Clarendon Street location to commence in 1999 in order to expand its Boston operations. In addition, the Company also entered into an agreement to lease an additional 3,500 square feet at its Earlsfort Terrace, Dublin location. The Company intends to close its 24 Federal Street office, subject to approval of the Commissioner of Banks and the FDIC, during the first quarter of 1999. See Note 13 of the Notes to the Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

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

         1997
                                                        HIGH BID              LOW BID
                                                        --------              -------
         First Quarter                                  $35.125                $27.500
         Second Quarter                                 $50.000                $30.750
         Third Quarter                                  $48.250                $41.250
         Fourth Quarter                                 $51.250                $41.250

         1998
                                                        HIGH BID               LOW BID
                                                        --------               -------
         First Quarter                                  $56.000                $41.000
         Second Quarter                                 $59.563                $49.500
         Third Quarter                                  $68.375                $40.375
         Fourth Quarter                                 $65.000                $31.500


As of February 16, 1999, there were approximately 972 stockholders of record.



DIVIDENDS

         The Company currently intends to retain the majority of future earnings to fund the development and growth of its business. The Company's ability to pay dividends on the Common Stock may depend on the receipt of dividends from Investors Bank & Trust Company. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements, which the Company entered into in connection with the sale of the 9.77% Capital Securities by Investors Capital Trust I. See `Management Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.' Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. See `Business Regulation and Supervision.' Subject to regulatory requirements the Company expects to pay an annual dividend to its stockholders, currently estimated to be in an amount equal to $.16 per share of outstanding Common Stock (approximately $1,075,528 based upon 6,722,050 shares outstanding as of December 31, 1998). The Company expects to declare and pay such dividend ratably on a quarterly basis.

ITEM 6.  SELECTED FINANCIAL DATA.

         Except as discussed below, the selected financial data presented below have been derived from the Company's audited financial statements. This data should be read in conjunction with `Management's Discussion and Analysis of Financial Condition and Results of Operations,' the Company's Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Report. Information reported in the Company's 1997 Form 10-K was restated for the acquisition of AMT Capital Services, Inc., which was accounted for as a pooling of interests. This restated information was filed with the SEC on August 18, 1998.

                                                                    For the Two
                                             For the Year           Months Ended                    For the Year
                                           Ended October 31,        December 31,                 Ended December 31,
                                       --------------------------- --------------   ----------------------------------------------
                                           1994        1995(1)         1995            1996            1997             1998
                                       ------------- ------------- --------------   ------------  ---------------   --------------
                                                      (Dollars in thousands, except per share and employee data)
STATEMENT OF INCOME DATA:
Net interest income                       $   4,778     $   5,870      $   1,966      $  17,944        $  26,173       $   26,694
Non-interest income                          43,049        53,607          8,407         59,189           82,524           98,024
Gain/(loss) on sale of investment
securities                                        -             -              -            (2)              114              832
                                       ------------- -------------  -------------   ------------  ---------------   --------------
Net operating revenues                       47,827        59,477         10,373         77,131          108,811          125,550
Operating expenses                           42,503        52,569          8,877         64,613           87,362           99,584
                                       ------------- -------------  -------------   ------------  ---------------   --------------
Income before income taxes                    5,324         6,908          1,496         12,518           21,449           25,966
Income taxes                                  1,863         2,782            664          4,852            7,382            9,348
Minority interest expense                         -             -              -              -            1,437            1,563
                                       ------------- -------------  -------------   ------------  ---------------   --------------
Net income                                $   3,461     $   4,126       $    832      $   7,666        $  12,630       $   15,055
                                       ------------- -------------  -------------   ------------  ---------------   --------------
                                       ------------- -------------  -------------   ------------  ---------------   --------------
PER SHARE DATA:
Basic earnings per share                                                $   0.13      $    1.15        $    1.90        $    2.25
                                                                   -------------   ------------  ---------------   --------------
                                                                   -------------   ------------  ---------------   --------------
Diluted earnings per share                                              $   0.12      $    1.14        $    1.85        $    2.18
                                                                   -------------   ------------  ---------------   --------------
                                                                   -------------   ------------  ---------------   --------------
AVERAGE BALANCE SHEET DATA:
Interest earning assets                   $  94,351     $ 106,130      $ 219,775     $  575,662      $ 1,167,361      $ 1,443,487
Total assets                                116,810       128,174        249,064        628,893        1,236,519        1,542,766
Total deposits                              102,664       106,446        197,013        377,219          594,768          845,094
Common stockholders' equity                  11,779        16,119         34,000         56,137           68,370           81,456
SELECTED FINANCIAL RATIOS:
Return on equity (2)                         29.38%        25.60%         14.68%         13.65%           18.47%           18.48%
Return on assets (2)                          2.96%         3.22%          2.00%          1.22%            1.02%            0.98%
Common equity as % of total assets           10.08%        12.58%         16.61%          6.39%            5.18%            5.28%
Dividend payout ratio (3)                     1.73%         1.36%          0.00%          2.49%            4.45%            5.25%
Tier 1 capital ratio (4)                     42.53%        37.62%         44.47%         24.57%           29.17%           14.28%
Non-interest income as % of net
operating  income                            90.01%        90.13%         81.05%         76.74%           75.84%           78.08%
Non-performing assets as % of total
assets                                        0.00%         0.00%          0.00%          0.00%            0.00%            0.00%
Allowance for loan losses as % of
total loans                                   0.26%         0.26%          0.15%          0.15%            0.18%            0.18%

OTHER STATISTICAL DATA:
Assets processed at end of period (5)   $72,418,449   $91,099,976    $94,208,228    $122,563,40     $139,418,241     $244,935,314
Employees at end of period                      678           679            682            827            1,028            1,258

--------------------------------------
(1) Non-interest income for the year ended October 31, 1995 includes the recognition of net proceeds of $2,572,000 from the assignment to a third party of asset administration rights associated with $5 billion of unit investment trust assets.
(2) Ratios for the two months ended December 31, 1995 have been annualized. The ratios for the year ended October 31, 1995 include the effect of the unit investment trust transaction described in (1) above. Without the earnings associated with this transaction, return on equity and return on assets for the year ended October 31, 1995 would have been 15.84% and 1.99%, respectively.
(3) The Company intends to retain the majority of future earnings to fund development and growth of its business. The Company currently expects to pay cash dividends at an annualized rate of $.16 per share subject to regulatory requirements. See "Dividends."
(4) Tier I capital consists of the sum of common stockholders' equity and non-cumulative perpetual preferred stock minus all intangible assets (other than certain qualifying goodwill) and excess deferred tax assets.
(5) Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration and investment advisory services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiaries, Investors Bank & Trust Company and Investors Capital Services, Inc., provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 65 mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for net assets that totaled approximately $245 billion at December 31, 1998, including approximately $14 billion of foreign net assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

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

         On May 29, 1998, the Company acquired AMT Capital Services, Inc. and an affiliated company ("AMT Capital"), a New York-based firm recognized for providing fund administration services to global and domestic institutional investment management firms. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of AMT Capital in exchange for 194,006 shares of the Company's common stock. The acquisition was accounted for under the pooling-of-interests method of accounting. Upon completion of the acquisition, AMT Capital became a wholly owned subsidiary of the Company and was re-named Investors Capital Services, Inc.

         On October 1, 1998, the Company completed the acquisition of the domestic institutional trust and custody business of BankBoston, N.A. Under the terms of the purchase agreement, the Company paid approximately $48 million to BankBoston as of the closing and will pay up to an additional $6 million one year after the closing depending upon certain business performance criteria. The business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The primary focus is small to midsize custody accounts ranging in size from $5 million to $500 million in assets. The acquisition was accounted for under the purchase method of accounting.

         In connection with the acquisition, Investors Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Company will act as custodian for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. The Company will provide transaction processing and asset safekeeping and servicing to the clients of those businesses.

         On February 16, 1999, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable March 17, 1999 to stockholders of record on March 1, 1999. All share numbers shown in this Report reflect shares outstanding prior to the two-for-one stock split.

         The Company's current largest client, Eaton Vance, accounted for 10%, 10% and 9% of the Company's net operating revenues for the years ended December 31, 1996, 1997 and 1998 respectively. The Company believes its relationship with Eaton Vance is good and expects it to continue. The Company's agreements with mutual funds managed by Eaton Vance, pursuant to which the Company provides custody and fund accounting services, extend through August 2000 and continue thereafter until terminated by either party upon sixty days prior notice.

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and non-interest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 15% from $108,811,000 for the year ended December 31, 1997 to $125,550,000 for the year ended December 31, 1998.

         Non-interest income consists primarily of fees for financial asset administration and is principally derived from custody, multicurrency accounting, transfer agency and administration services for financial asset managers and the assets they control. The Company's clients pay fees based on the volume of assets under custody, the number of securities held and portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and performance measurement are needed. Asset-based fees are usually charged on a sliding scale. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, the Company's fees may be a smaller percentage of those assets. Fees for individually managed accounts, such as custodial, trust and portfolio accounting services for individuals, investment advisors, private trustees, financial planners, other banks and fiduciaries, and other institutions are also included in non-interest income.

         Net interest income represents the difference between income generated from interest-earning assets and expense on interest-bearing liabilities. Interest-bearing liabilities are generated by the Company's clients who, in the course of their financial asset management, generate cash balances, which they deposit on a short-term basis with the Company. The Company invests these cash balances and remits a portion of the earnings on these investments to its clients. The Company's share of earnings from these investments is viewed as part of the total package of compensation paid to the Company from its clients for performing asset administration services.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements, which are not historical facts, so-called `forward-looking statements,' which involve risks and uncertainties. Forward looking statements in this 10-K include certain statements regarding capital ratios, liquidity and the Company's Year 2000 Project. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

         The Company's future results may be subject to substantial risks and uncertainties. The Company's planned increase in capital ratios is dependent upon growth in retained earnings, which earnings are subject to the risks set forth herein. In addition, the Company's liquidity is dependent, in part, upon the continued availability of current borrowing facilities, the loss of which may impair the Company's access to liquid funds. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates or changes in the relationship between certain index rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days notice.

         The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. In addition the Year 2000 Issue discussed below may affect the Company's operations. The Company's successful completion of its Year 2000 Project is subject to the risks set forth under "Year 2000 Issue; Year 2000 Readiness Disclosure" below. The segment of the financial services industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

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

YEAR 2000 ISSUE: YEAR 2000 READINESS DISCLOSURE

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

         In late 1997 the Company, with the assistance of an outside consultant, completed a detailed assessment of the Company's Year 2000 compliance status. As part of the assessment process, the Company also developed project plans for application renovation and testing. Based on this assessment, the Company determined that it would be required to modify or upgrade portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to, or upgrades of, existing software, the Year 2000 Issue can be mitigated. However, if such modifications and upgrades are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

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

         The Company has utilized both internal and external resources to modify or upgrade existing software and to test such software for Year 2000 compliance. The Company plans to complete the Year 2000 project, including all internal testing, by the second quarter of 1999. The Company has completed compliance testing of its flagship applications, significantly completed compliance testing on all other applications and started integration testing of internal applications. The Company began testing with clients in the fourth quarter of 1998 and will be substantially completed by the third quarter of 1999. The Company believes that testing with business partners and third party vendors, including such entities as the Depository Trust Company, will be substantially completed by the third quarter of 1999.

         The Company expects to complete its Remediation Contingency Plan in the first quarter of 1999 to address any failure by the Company or any third party with which the Company interacts to properly and/or completely renovate software code and/or computer systems for the Year 2000 issue. The Company's plans will address contingencies for (i) failure to complete successfully renovation, validation or implementation of systems and (ii) failure of systems at critical dates before or after January 1, 2000.

         The Company has budgeted up to an additional $2,225,000 for Year 2000 costs that may arise during 1999, which consist primarily of internal staffing costs, along with some outside consultants. These 1999 costs may include, but are not limited to, completing testing with third parties that are not Year 2000 compliant and software renovation necessitated by internal and/or third party testing. These amounts are not expected to have a material effect on the Company's results of operations. Through December 31, 1998, the Company had incurred and expensed approximately $1,765,000 related to the assessment of, and remediation efforts in connection with, its Year 2000 project and the development of a remediation plan. All amounts expensed and to be expensed in connection with the Year 2000 issue will be funded through operating cash flows.

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

STATEMENT OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Non-interest Income

         Non-interest income increased $16,216,000 to $98,855,000 for the year ended December 31, 1998 from $82,639,000 for the year ended December 31, 1997. Non-interest income consists of the following items:

                                             For the Year Ended December 31,
                                          ---------------------------------------     ---------------
                                                 1997                 1998                Change
                                          -------------------   -----------------     ---------------
                                                     (Dollars in thousands)
Asset administration fees                            $78,325             $96,757                 24%
Computer service fees                                    644                 518               (20%)
Other operating income                                 3,556                 748               (79%)
Net gain/(loss) on sale of securities                    114                 832                   -
                                         -------------------   -----------------
Total Non-interest Income                            $82,639             $98,855                 20%
                                         -------------------   -----------------
                                         -------------------   -----------------

         Asset administration fees increased $18,432,000 due principally to higher levels of assets processed. The Company earns such fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total net assets processed increased to $245 billion at December 31, 1998 from $139 billion at December 31, 1997. Approximately $76 billion of this increase relates to the Company's acquisition of BankBoston's domestic institutional custody business on October 1, 1998. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending, foreign exchange and advisory services.

         Computer service fees consist of amounts charged by the Company for data processing services related to client accounts. The decrease in computer service fees is related to renegotiations of contracts performed by Investors Capital Services, Inc. in 1998. Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (`FHLBB') stock investment and miscellaneous transaction-oriented private banking fees. The decrease in other operating income resulted from services previously provided by Investors Capital Advisors, Inc., a wholly owned subsidiary of the Company which could no longer be provided due to regulatory restrictions imposed on the Company. Investors Capital Advisors, Inc. was merged into Investors Capital Services, Inc. on December 31, 1998. Gain on sale of securities increased in 1998 due to the Company's sale of certain available for sale mortgage-backed securities in anticipation of prepayment risk.

Operating Expenses

         Total operating expenses increased by $12,222,000 to $99,584,000 for the year ended December 31, 1998 compared to $87,362,000 for the year ended December 31, 1997. The components of operating expenses were as follows:

                                             For the year ended December 31,
                                             -------------------------------------    --------------
                                                    1997                1998             Change
                                             -------------------   ---------------    --------------
                                                    (Dollars in thousands)

Compensation and benefits                            $  53,457          $ 61,901                16%
Technology and telecommunications                       10,656            12,055                 12
Transaction processing services                          8,000             7,610                (5)
Occupancy                                                4,620             6,990                 51
Depreciation and amortization                            2,070             2,657                 27
Amortization of goodwill                                     -               442                100
Travel and sales promotion                               1,647             1,920                 17
Professional fees                                        2,011             1,641               (18)
Insurance                                                  768               783                  2
Other operating expenses                                 4,133             3,585               (13)
                                             ------------------   ---------------
Total Operating Expenses                             $  87,362          $ 99,584                14%
                                             ------------------   ---------------
                                             ------------------   ---------------



         Compensation and benefits expense increased by $8,440,000 or 16% from period to period due to several factors. The average number of employees increased 19% to 1,139 at December 31, 1998 from 958 at December 31, 1997. This increase relates to the increase in client relationships, the expansion of existing client relationships during the period and the addition of additional employees related to the BankBoston acquisition in October 1998. In addition, compensation expense related to the Company's management incentive plans increased $602,000 between periods because of the increase in earnings subject to incentive payments in 1998 compared to 1997. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $1,186,000 for the year ended December 31, 1998 from the same period in 1997. Effective January 1, 1998 the Company adopted the accounting method promulgated by Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). Accordingly the Company capitalized $831,000 of compensation and compensation-related expenses for employees who were directly associated with internal use computer software projects during the year ended December 31, 1998.

         Technology and telecommunications expense consists of operating lease payments for microcomputers, fees charged by Electronic Data Systems for mainframe data processing, telephone expense, software maintenance fees and licenses, optical imaging and contract programming fees. Fees charged by EDS increased $377,000 due to increased volume of mainframe data processing along with Year 2000 testing. Increased hardware, software and telecommunications expenses needed to support the growth in assets processed accounted for $815,000 of the increase between periods. License fees on software accounted for $371,000 of the increase. The Company capitalized $251,000 of contract programming related expenses for contractors who were directly associated with internal use computer software projects during the year ended December 31, 1998 in accordance with SOP 98-1.

         Occupancy expense increased $2,370,000 to $6,990,000 for the year ended December 31, 1998 from $4,620,000 for the year ended December 31, 1997. This increase resulted from expansion of office space in the Company's Boston, Toronto, and Dublin offices.

         Depreciation and amortization expense increased $587,000 to $2,657,000 for the year ended December 31, 1998 from $2,070,000 for the year ended December 31, 1997. This increase resulted from the purchase of furniture, equipment, and capitalized software throughout 1997 and 1998.

         The acquisition of BankBoston's institutional trust and custody business was accounted for under the purchase method of accounting and as a result, the purchase price was allocated first to all identifiable tangible and intangible assets acquired and liabilities assumed. The remainder of the purchase price (excess of purchase price over the fair value of intangible net assets) was then allocated to goodwill. Goodwill expense relates to the amortization of the resulting goodwill from the acquisition, which is being amortized over its estimated useful life.

         Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with making sales calls on potential clients, traveling to existing client sites and the Company's foreign subsidiaries, and attending industry conferences. This expense increased $273,000 to $1,920,000 for the year ended December 31, 1998 from $1,647,000 for the year ended December 31, 1997 due primarily to increased travel of the sales and client management staff, as well as increased travel to foreign subsidiaries.

         Professional fees decreased $370,000 to $1,641,000 for the year ended December 31, 1998 from $2,011,000 for the year ended December 31, 1997. The decrease in professional fees relates to non-recurring consulting and legal fees incurred during 1997.

         Other operating expenses decreased $524,000 to $3,585,000 for the year ended December 31, 1998 from $4,133,000 for the year ended December 31, 1997. Other operating expenses include fees for office supplies, recruiting costs, temporary help and various fees assessed by the Massachusetts Banking Commission. The cost of temporary help decreased due to a change in strategy of using interns instead of hiring outside manpower. Fees assessed by the Massachusetts Banking Commission decreased by $108,000 due to a change in the assessment base.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 1998 compared to the year ended December 31, 1997.

                                        Change        Change
                                        Due to        Due to
                                        Volume         Rate           Net
                                      ------------  ------------ --------------
                                               (Dollars in thousands)
INTEREST-EARNING ASSETS
 Fed funds sold and
   interest-earning deposits            $ (1,262)      $   (37)     $  (1,299)
 Investment securities                     17,584       (4,026)         13,558
 Loans                                       (21)           458            437
                                      ------------  ------------ --------------
 Total interest-earning assets           $ 16,301    $  (3,605)      $  12,696
                                      ------------  ------------ --------------
 INTEREST-BEARING LIABILITIES
 Deposits                                $ 11,461      $  (781)      $  10,680
 Borrowings                                 2,030         (535)          1,495
                                      ------------  ------------ --------------
 Total interest-bearing liabilities      $ 13,491     $ (1,316)      $  12,175
                                      ------------  ------------ --------------
Change in net interest income            $  2,810     $ (2,289)       $    521
                                      ------------  ------------ --------------
                                      ------------  ------------ --------------


         Net interest income increased $521,000 or 2% to $26,694,000 for the year ended December 31, 1998 from $26,173,000 for the 1997 period. This net increase resulted from an increase in interest income of $12,696,000 offset by an increase in interest expense of $12,175,000. The net impact of the above changes was a 39 basis point decrease in net interest margin.

         The increase in interest income resulted primarily from a higher level of interest earning assets. The Company's average assets for the year ended December 31, 1998 increased $306,246,000 or 25% compared to the year ended December 31, 1997. This growth primarily resulted from an increase in average interest earning assets of $276,126,000.

         Interest expense increased $12,175,000 due primarily to the higher level of deposits and short-term borrowings. The increase was offset by a decrease in the average interest rates paid by the Company from 5.03% to 4.80% between periods.

Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1997 and 1998 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly owned subsidiary, were assessed at the tax rate for Massachusetts's securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts's banks of 10.91%. The provision for income taxes for the year ended December 31, 1998 increased by $1,966,000 over the 1997 provision. The overall effective tax rate increased to 36% for the year ended December 31, 1998, from 34% for the year ended December 31, 1997. The increase in the overall effective tax rate is due to the change in tax status from an S Corporation to a C Corporation of Investors Capital Services, Inc.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

Noninterest Income

         Noninterest income increased $23,453,000 to $82,639,000 for the year ended December 31, 1997 from $59,186,000 for the year ended December 31, 1996. Noninterest income consists of the following items:

                                            For the Year Ended December 31,
                                          ---------------------------------------     ---------------
                                                 1996                 1997                Change
                                          -------------------   -----------------     ---------------
                                                     (Dollars in thousands)
Asset administration fees                            $57,462             $78,325           36%
Computer service fees                                    482                 644            34
Other operating income                                 1,244               3,556           186
Net gain/(loss) on sale of securities                    (2)                 114            -
                                          -------------------   -----------------
Total Noninterest Income                             $59,186             $82,639           40%
                                          -------------------   -----------------
                                          -------------------   -----------------

         Asset administration fees increased due principally to higher levels of assets processed. Total net assets processed increased to $139 billion at December 31, 1997 from $122 billion at December 31, 1996. Of the $17 billion net increase in assets processed from December 31, 1996 to December 31, 1997, approximately 24% of the increase reflects assets processed for new clients, and the remainder of the increase reflects growth of assets processed for existing clients, offset in part by the assets of clients no longer serviced by the Company. Also contributing to the growth in asset administration fees was the expansion of relationships with existing clients. The largest component of asset administration fees is asset-based fees, which increased between periods due to the previously mentioned increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending, foreign exchange and advisory services.

         The increase in other operating income was due to the Company's increased investment in FHLBB stock as well as an increase in services provided by Investors Capital Advisers, Inc. a wholly owned subsidiary of Investors Capital Services, Inc.

Operating Expenses

         Total operating expenses increased by $22,749,000 to $87,362,000 for the year ended December 31, 1997 compared to $64,613,000 for the year ended December 31, 1996. The components of operating expenses were as follows:

                                             For the year ended December 31,
                                             -------------------------------------    --------------
                                                    1996                1997             Change
                                             -------------------   ---------------    --------------
                                                    (Dollars in thousands)
Compensation and benefits                              $39,096           $53,457                37%
Technology and telecommunications                        7,894            10,656                35
Transaction processing services                          5,685             8,000                41
Occupancy                                                4,527             4,620                 2
Depreciation and amortization                            1,616             2,070                28
Travel and sales promotion                               1,264             1,647                30
Professional fees                                        1,290             2,011                56
Insurance                                                  876               768               (12)
Other operating expenses                                 2,365             4,133                75
                                             ------------------   ---------------
Total operating expenses                               $64,613           $87,362               35%
                                             ------------------   ---------------
                                             ------------------   ---------------


         Compensation and benefits expense increased by $14,361,000 or 37% from period to period due to several factors. The average number of employees increased 29% to 958 at December 31, 1997 from 744 at December 31, 1996. This increase relates primarily to the increase in client relationships and to the expansion of existing client relationships during the period. In addition, compensation expense related to the Company's management incentive plans increased $799,000 between periods because of the increase in earnings subject to incentive payments in 1997 compared to 1996. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $984,000 for the year ended December 31, 1997 from the same period in 1996. The increase was due principally to increased payroll taxes attributable to the increase in compensation expense.

         Increased hardware, software and telecommunications expenses needed to support the growth in assets processed accounted for $1,710,000 of the increased expense between periods. Also contributing was the Company's increased use of contract programmers to perform information systems development projects, which accounted for $644,000 of the increase. License fees on software used to generate automated financial statements for Company clients as a part of its expanded mutual fund administration services accounted for $408,000 of the increase.

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

         Depreciation and amortization expense increased $454,000 to $2,070,000 for the year ended December 31, 1997 from $1,616,000 for the year ended December 31, 1996. This increase resulted from the purchase of furniture and equipment related to the Company's move to new office space in late 1996 and 1997.

         Travel and sales promotion increased $383,000 to $1,647,000 for the year ended December 31, 1997 from $1,264,000 for the year ended December 31, 1996 due primarily to increased travel to the foreign subsidiaries.

         Professional fees increased $721,000 to $2,011,000 for the year ended December 31, 1997 from $1,290,000 for the year ended December 31, 1996. This increase resulted primarily from an increase in consulting fees relating to performing technical development work along with additional audit fees related to compliance with the Federal Deposit Insurance Corporation Improvement Act of 1991.

         Insurance expense decreased by $108,000 between the periods due to the renegotiation of the Company's premiums and coverages for errors and omissions liability, directors and officers liability and blanket bond during 1996.

         Other operating expenses increased $1,768,000 to $4,133,000 for the year ended December 31, 1997 from $2,365,000 for the year ended December 31, 1996. Recruiting costs and temporary help accounted for $770,000 of the increase; this increase relates to the tight labor market caused by low unemployment in Massachusetts in 1997. Fees assessed by the Massachusetts Banking Commission increased by $278,000 due to the growth in the total assets of the Bank and a change in the assessment base. The remainder of the increase relates to growth in assets processed.

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

                                        Change        Change
                                        Due to        Due to
                                        Volume         Rate           Net
                                      ------------  ------------ --------------
                                               (Dollars in thousands)
INTEREST-EARNING ASSETS
 Fed funds sold and
   interest-earning deposits            $   1,096     $     20         $ 1,116
 Investment securities                     35,563         (564)         34,999
 Loans                                        514         (270)            244
                                      ------------  ------------ --------------
 Total interest-earning assets             37,173         (814)         36,359
                                      ------------  ------------ --------------
 INTEREST-BEARING LIABILITIES
 Deposits                                   8,768           671          9,439
 Borrowings                                18,351           405         18,756
                                      ------------  ------------ --------------
 Total interest-bearing liabilities        27,119         1,076         28,195
                                      ------------  ------------ --------------
Change in net interest income            $ 10,054     $ (1,890)        $ 8,164
                                      ------------  ------------ --------------
                                      ------------  ------------ --------------


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


Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1997 and 1996 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 11.32%. The provision for income taxes for the year ended December 31, 1997 increased by $2,530,000 over the 1996 provision. The overall effective tax rate decreased to 34% for the year ended December 31, 1997, from 39% for the year ended December 31, 1996. The decrease in the effective tax rate is due to the Company's investment in municipal securities in the first quarter of 1997.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

The following table summarizes the Company's investment portfolio for the dates indicated:

                                                               December 31,
                                            --------------------------------------------------
                                                 1996              1997             1998
                                            ----------------  ---------------- ---------------
                                                       (Dollars in thousands)
SECURITIES HELD TO MATURITY:
State and political subdivisions                  $      -         $  35,225        $  35,821
Mortgage-backed securities                         414,665           590,365          733,109
Federal agency securities                           37,517           168,687          166,181
Foreign government securities                        7,828             7,769            7,706
                                           ----------------  ---------------- ----------------
Total securities held to maturity                $ 460,010         $ 802,046        $ 942,817
                                           ----------------  ---------------- ----------------
                                           ----------------  ---------------- ----------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                         $  40,259         $  30,092     $          -
State and political subdivisions                         -             8,382           37,577
Corporate debt                                           -                 -           48,070
Mortgage-backed securities                         230,862           424,376          259,422
                                           ----------------  ---------------- ----------------
Total securities available for sale              $ 271,121         $ 462,850        $ 345,069
                                           ----------------  ---------------- ----------------
                                           ----------------  ---------------- ----------------

         The investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for the Company. In addition, the Company uses the investment portfolio to secure open positions at securities clearing institutions in connection with its custody services. The portfolio is comprised of securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association (`FNMA' or `Fannie Mae') and the Federal Home Loan Mortgage Corporation (`FHLMC' or `Freddie Mac'), and Federal Agency callable bonds issued by FHLMC and the Federal Home Loan Bank of Boston (`FHLBB'), municipal securities, corporate debt securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

         The Company invests in mortgage-backed securities, Federal Agency callable bonds and corporate debt to increase the total return of the investment portfolio. Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk. Credit risk results from the possibility that a loss may occur if a counterparty is unable to meet the terms of the contract. Prepayment risk results from the possibility that changes in interest rates may cause mortgage securities to be paid off prior to their maturity dates. Federal Agency callable bonds generally have a higher yield than U.S. Treasury securities due to credit and call risk. Credit risk results from the possibility that the Federal Agency issuing the bonds may be unable to meet the terms of the bond. Call risk results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the Federal Agency. Credit risk related to mortgage-backed securities and Federal Agency callable bonds is substantially reduced by payment guarantees and credit enhancements.

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

         The book value and weighted average yield of the Company's securities held to maturity at December 31, 1998, by effective maturity, are reflected in the following table.

                                                                    Weighted
                                                                    Average
                                                   Book Value        Yield
                                                ----------------- -------------
                                                    (Dollars in thousands)
Due within one year                                    $      17         7.47%
Due from one to five years                               258,875         6.43%
Due after five years up to ten years                     184,268         6.16%
Due after ten years                                      499,657         6.19%
                                                -----------------
Total securities held to maturity                      $ 942,817
                                                -----------------
                                                -----------------

         The book value and weighted average yield of the Company's securities available for sale at December 31, 1998, by effective maturity, are reflected in the following table.

                                                                    Weighted
                                                                    Average
                                                   Book Value        Yield
                                                ----------------- -------------
                                                    (Dollars in thousands)
Due from one to five years                             $ 249,510         6.12%
Due after five years up to ten years                      40,668         5.47%
Due after ten years                                       54,891         5.72%
                                                -----------------
Total securities available for sale                   $ 345,069
                                                -----------------
                                                -----------------


LOAN PORTFOLIO

The following table summarizes the Company's loan portfolio for the dates indicated:

                                              October 31                       December 31,
                                  -------------------------------     --------------------------------
                                    1994        1995        1995        1996       1997        1998
                                  --------    --------    --------    --------    --------    --------
                                                        (Dollars in thousands)
Loans to individuals              $ 12,085    $ 13,446    $ 16,610    $ 23,449    $ 26,858    $ 25,583
Loans to not-for-profit
  organizations                      1,520         289         289          13          13          13
Loans to mutual funds                   --          --      10,000      42,875      29,174      28,796
                                  --------    --------    --------    --------    --------    --------
                                  $ 13,605    $ 13,735      22,899      66,337      56,045      54,392
Less: allowance for loan losses        (35)        (35)        (35)       (100)       (100)       (100)
                                  --------    --------    --------    --------    --------    --------
Net loans                         $ 13,570    $ 13,700    $ 22,864    $ 66,237    $ 55,945    $ 54,292
                                  --------    --------    --------    --------    --------    --------
                                  --------    --------    --------    --------    --------    --------

Floating Rate                     $ 13,580    $ 13,675    $ 22,839    $ 66,224    $ 55,932    $ 54,279
Fixed Rate                              25          25          25          13          13          13
                                  --------    --------    --------    --------    --------    --------
                                  $ 13,605    $ 13,700      22,864    $ 66,237    $ 55,945    $ 54,292
                                  --------    --------    --------    --------    --------    --------
                                  --------    --------    --------    --------    --------    --------

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

         At December 31, 1998, the Company's only lending concentrations which exceeded 10% of total loans were the revolving lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs or adverse credit actions in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of December 31, 1998, there were no past due loans, troubled debt restructurings, or any loans on non-accrual status.

Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $100,000 at December 31, 1998. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.


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

         The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at December 31, 1998:

                                       Within           Three            Six             One
                                       Three           to Six         to Twelve        Year to        Over Five
                                       Months          Months           Months        Five Years        Years            Total
                                    -------------    ------------    -------------   -------------   -------------   --------------
                                                                        (Dollars in thousands)
Interest-earning assets (1):
    Investment securities (2)           $579,269        $152,433         $153,837        $272,212        $137,761       $1,295,512
    Loans - fixed rate                         -               -                -              13               -               13
    Loans - variable rate                 54,279               -                -               -               -           54,279
                                    -------------    ------------    -------------   -------------   -------------   --------------
       Total interest-earning
         assets                          633,548         152,433          153,837         272,225         137,761        1,349,804
Interest-bearing liabilities:
    Demand deposit accounts               71,162               -                -               -               -           71,162
    Savings accounts                     667,098               -                -               -               -          667,098
    Interest rate contracts             (360,000)         50,000           90,000         220,000               -                -
    Short term borrowings                434,168               -                -               -               -          434,168
                                    -------------    ------------    -------------   -------------   -------------   --------------
       Total interest-bearing
         liabilities                     812,428          50,000           90,000         220,000               -        1,172,428
                                    -------------    ------------    -------------   -------------   -------------   --------------
       Net interest sensitivity gap
         during the period             ($178,880)       $102,433          $63,837         $52,225        $137,761         $177,376
                                    -------------    ------------    -------------   -------------   -------------   --------------
                                    -------------    ------------    -------------   -------------   -------------   --------------
       Cumulative gap                  ($178,880)       ($76,447)        ($12,610)        $39,615        $177,376
                                    -------------    ------------    -------------   -------------   -------------
                                    -------------    ------------    -------------   -------------   -------------
Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)              77.98%          91.14%           98.66%         103.38%         115.13%
                                    -------------    ------------    -------------   -------------   -------------
                                    -------------    ------------    -------------   -------------   -------------
Interest sensitive assets as a
    percent of total assets
    (cumulative)                          43.23%          53.63%           64.13%          82.70%          92.10%
                                    -------------    ------------    -------------   -------------   -------------
                                    -------------    ------------    -------------   -------------   -------------
Net interest sensitivity gap as a
    percent of total assets             (12.21%)           6.99%            4.36%           3.56%           9.40%
                                    -------------    ------------    -------------   -------------   -------------
                                    -------------    ------------    -------------   -------------   -------------
Cumulative gap as a percent
    of total assets                     (12.21%)         (5.22%)          (0.86%)           2.70%          12.10%
                                    -------------    ------------    -------------   -------------   -------------
                                    -------------    ------------    -------------   -------------   -------------


    (1) Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid.

    (2) Mortgage-backed securities are included in the pricing category that corresponds with their effective maturity.

MARKET RISK

         The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines. The Company's Board of Directors reviews, on a quarterly basis, the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

         In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company recognizes that effective management of interest rate risk includes an understanding of when adverse changes in interest rates will flow through the statement of income and comprehensive income. Accordingly, the Company will manage its position so that it monitors its exposure to net interest income over both a one year planning horizon and a longer term strategic horizon. In order to manage this interest rate risk, the Company has established that it will follow a policy limit stating that projected net interest income over the next 12 months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over 12 months.

         The Bank's primary tool in managing interest rate risk in this manner is an income simulation model wherein the Company projects the future net interest income derived from the most current projected balance sheet using a variety of interest rates scenarios. The model seeks to adjust for cashflow changes arising from the changing interest rates for mortgage prepayments, callable securities and adjustable rate securities. The Company also utilizes interest rate swap agreements to manage interest risk. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities.

         The results of the sensitivity analysis as of December 31, 1998 and December 31, 1997, indicated that given an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 3.0% and 9.0% respectively, versus the policy limit of 10%. Conversely, a downward shift of 200 basis points would result in an increase in projected net interest income of 3.71% and 9.2% respectively.

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes requires the making of certain assumptions that may tend to oversimplify the manner in which actual yield and costs respond to changes in market interest rates. Assumptions are the underlying factors that drive the interest rate risk measurement system which include interest rate forecasts, client liability funding, mortgage prepayment assumptions and portfolio yields. The model assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the model provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors, quarterly.

LIQUIDITY

         Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. For a financial institution such as the Company, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

         The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, fees collected from asset administration clients, and the capital raised from the sale of the Capital Securities. Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $.16 per share.

         The Company's ability to pay dividends on the Common Stock may depend on the receipt of dividends from Investors Bank & Trust Company. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Company expects to pay to an annual dividend to its stockholders, currently estimated to be in an amount equal to $.16 per share of outstanding Common Stock (approximately $1,075,528 based upon 6,722,050 shares outstanding as of December 31, 1998).

         At December 31, 1997 and 1998, cash and cash equivalents were 1% of total assets. At December 31, 1998, approximately $25 million or 1% of total assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of December 31, 1998 was $216 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company. There can be no assurance, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on the operations of the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at December 31, 1998 was $1.3 billion.

         The Company also has a borrowing arrangement with the Federal Home Loan Bank of Boston (the `FHLBB') whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to
(i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at December 31, 1998 was $607 million.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $21,908,365 for the year ended December 31, 1998. Net cash used for investing activities, consisting primarily of purchases of investment securities, proceeds from maturities of investment securities, and purchases of acquisitions was $13,493,625 for the year ended December 31, 1998. Net cash used for financing activities, consisting primarily of net activity in deposits, was $6,938,000 for the year ended December 31, 1998.

CAPITAL RESOURCES

         Historically, the Company has financed its operations principally through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $3,971,000, $4,919,000 and $4,863,000 for the years ended December 31, 1996, 1997 and 1998 respectively.

         Stockholders' equity at December 31, 1998 was $88,283,000, an increase of $12,570,000 or 17%, from $75,713,000 at December 31, 1997. The ratio of stockholders' equity to assets increased to 6.03% at December 31, 1998 from 5.18% at December 31, 1997.

         The Federal Reserve Board has adopted a system using internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of banks and bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally upon the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a `risk-weighted' asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight.

         Federal Reserve Board and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off balance sheet items of 8.0%. Total capital is defined as the sum of `Tier I' and `Tier II' capital elements, with at least half of the total capital required to be Tier I. Tier I capital includes, with certain restrictions, the sum of common stockholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier II capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses.

         The following table summarizes the Company's Tier I and total capital ratios at December 31, 1998:


                                                  Amount      Ratio
                                                 --------   ---------
                                                (Dollars in thousands)
Tier I capital                                   $ 70,480      15.32%
Tier I capital minimum requirement                 18,399       4.00%
                                                 --------   ---------
Excess Tier I capital                            $ 52,081      11.32%
                                                 --------   ---------
                                                 --------   ---------
Total capital                                    $ 70,580      15.34%
Total capital minimum requirement                  36,799       8.00%
                                                 --------   ---------
Excess total capital                             $ 33,781       7.34%
                                                 --------   ---------
                                                 --------   ---------
Risk adjusted assets, net of intangible assets   $459,985
                                                 --------
                                                 --------

         The following table summarizes the Bank's Tier I and total capital ratios at December 31, 1998:

                                                  Amount      Ratio
                                                 --------   ---------
                                                (Dollars in thousands)
Tier I capital                                   $ 67,767      14.79%
Tier I capital minimum requirement                 18,326       4.00%
                                                 --------   ---------
Excess Tier I capital                            $ 49,441      10.81%
                                                 --------   ---------
                                                 --------   ---------
Total capital                                    $ 67,867      14.81%
Total capital minimum requirement                  36,653       8.00%
                                                 --------   ---------
Excess total capital                             $ 31,214       6.79%
                                                 --------   ---------
                                                 --------   ---------
Risk adjusted assets, net of intangible assets   $458,157
                                                 --------
                                                 --------


         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a `Leverage Ratio' as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a Company's Tier I capital divided by its adjusted total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires the capital of the Company to be reduced by most intangible assets. The Company's Leverage Ratio at December 31, 1998 was 4.61%, which is in excess of regulatory minimums. The Bank's Leverage Ratio at December 31, 1998 was 4.43%, which is also in excess of regulatory minimums. See `Business - Regulation and Supervision.'

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated.

                                   Year Ended December 31,        Year Ended December 31,             Year Ended December 31,
                                             1996                            1997                             1998
                                 ----------------------------    ---------------------------   ---------------------------------
                                  Average             Average    Average            Average     Average               Average
                                  Balance   Interest  Yield/     Balance   Interest Yield/      Balance   Interest    Yield/
                                                       Cost                          Cost                              Cost
                                 --------- --------- -------    --------- -------- --------   ---------- ---------  ----------
INTEREST-EARNING ASSETS
 Fed funds sold                    $ 33,989  $ 1,859   5.47%   $   53,758  $   2,981   5.55%  $   30,721   $  1,682      5.48%
 Interest-earning deposits              126        6   4.76%          --          --      --          --         --         --
 Investment securities (3)          497,965   32,490   6.52%    1,053,009     67,489   6.41%   1,352,682     81,047      5.99%
 Demand Loans (4)                    43,582    2,322   5.33%       60,594      2,566   4.23%      60,093      3,003      5.00%
                                  --------- --------  -----    ----------    -------  ------  ----------   --------     ------
 Total interest-earning assets      575,662   36,677   6.37%    1,167,361     73,036   6.26%   1,443,487   $ 85,732      5.94%
                                            --------  -----                  -------  ------               --------     ------
 Allowance for loan losses             (74)                         (100)                           (100)
 Noninterest-earning assets          53,305                        69,258                         99,378
                                  ---------                    ----------                     ----------
 Total assets                      $628,893                    $1,236,519                     $1,542,765
                                  ---------                    ----------                     ----------
                                  ---------                    ----------                     ----------
INTEREST-BEARING LIABILITIES
 Deposits:
  Demand                          $ 142,059  $ 6,944   4.89%   $  140,274   $  7,179   5.12%  $  194,648   $  9,334      4.80%
  Savings                            56,775    2,302   4.05%      252,408     11,468   4.54%     455,687     20,042      4.40%
  Time                                  721       38   5.27%        1,472         76   5.16%         502         27      5.38%
Short Term Borrowings               186,952    9,384   5.02%      538,315     28,140   5.23%     578,216     29,635      5.13%
                                  --------- --------  -----    ----------    -------  ------  ----------   --------     ------
Total interest-bearing liabilities  386,507   18,668   4.83%      932,469     46,863   5.03%   1,229,053     59,038      4.80%
                                            --------  -----                  -------  ------               --------     ------
Noninterest-bearing liabilities:
   Demand deposits                  132,063                       142,436                        129,256
   Noninterest bearing time          45,601                        58,178                         65,000
      deposits
   Other liabilities                  8,585                        12,814                         13,826
                                  ---------                     ---------                      ---------
 Total liabilities                  572,756                     1,145,897                      1,437,135
 Trust Preferred Securities               -                        22,252                         24,174
 Equity                              56,137                        68,370                         81,456
                                  ---------                     ---------                      ---------
 Total liabilities and equity     $ 628,893                    $1,236,519                     $1,542,765
                                  ---------                     ---------                      ---------
                                  ---------                     ---------                      ---------
Net interest income                          $18,009                        $ 26,173                        $  26,694
                                             -------                        --------                        ---------
                                             -------                        --------                        ---------
Net interest margin (1)                                3.13%                           2.24%                             1.85%
Average interest rate spread (2)                       1.54%                           1.23%                             1.14%
Ratio of interest-earning assets to
  interest-bearing liabilities                        148.9%                          125.2%                           117.45%

---------

(1)      Net interest income divided by total interest-earning assets.
(2) Yield on interest-earning assets less rate paid on interest-bearing liabilities.
(3)      Average yield/cost on available securities is based on amortized cost.
(4) Average yield/cost on demand loans includes accrual and nonaccrual interest balances

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

         The information required by this item is contained in the "Market Risk"
section in the "Management's Discussion and Analysis," as part of this Report.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is contained in the financial statements and schedules set forth in Item 14(a) under the captions `Consolidated Financial Statements' and `Financial Statement Schedules' as a part of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required under this item is incorporated herein by reference to the information in the sections entitled `Occupations of Directors and Executive Officers,' `Election of Directors' and `Compensation and other Information Concerning Directors and Officers' contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required under this item is incorporated herein by reference to the information in the section entitled `Compensation and other Information Concerning Directors and Officers' contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required under this item is incorporated herein by reference to the information in the section entitled `Management and Principal Holders of Voting Securities' contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required under this item is incorporated herein by reference to the information in the section entitled `Certain Relationships and Related Transactions' contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1. CONSOLIDATED FINANCIAL STATEMENTS.

                  For the following consolidated financial information included herein, see Index on Page F-1:

                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 1997 and
                    December 31, 1998.
                  Consolidated Statements of Income and Comprehensive Income for
                    the Years Ended December 31, 1996, 1997 and 1998.
                  Consolidated Statements of Stockholders' Equity for the Years
                    Ended December 31, 1996, 1997 and 1998.
                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1996, 1997 and 1998.
                  Notes to Consolidated Financial Statements.

                  2. FINANCIAL STATEMENT SCHEDULES.

                  None.

                  3. LIST OF EXHIBITS.

EXHIBIT NO.                   DESCRIPTION

2.1(1)    Plan of Exchange of Common and Class A Stock of the Company for all
          outstanding stock of the Bank
3.1(1)    Certificate of Incorporation of the Company
3.2(1)    By-laws of the Company
4.1(1)    Specimen certificate representing the Common Stock
4.2(1)    Stockholder Rights Plan
10.1*     Amended and Restated 1995 Stock Plan
10.2(1)   Custodian Agreement among and between the Company, Eaton Vance Corp.
          and each investment company advised by Eaton Vance Corp. which adopted the Agreement dated December 17, 1990
10.3(1)   Transfer and Assumption
          Agreement between the Company and Bank of New York dated January 27,
          1995 regarding the assignment of Merrill Lynch Unit Investment Trust administration service
10.4(1)   Information Technology Services Contract between the Company and
          Electronic Data Systems, Inc. dated September 24, 1990
10.5(1)   Third Party Hub and Spoke Processing License Agreement between the
          Company and Signature Financial Group, Inc. dated May 21, 1993
10.6(1)   Hub and Spoke Facilities Management Agreement between the Company and
          Signature Financial Group, Inc. dated May 21, 1993
10.7(1)   Loan Agreements with Landon Clay dated May 10, 1993 and October 6,
          1994
10.8(1)*  Description of the executive bonus arrangement
10.9(1)*  Employment contract between the Company and Kevin Sheehan
10.10(1)* Employment contract between the Company and Michael Rogers
10.11(1)* Employment contract between the Company and Edmund Maroney
10.12(1)* Employment contract between the Company and Robert Mancuso
10.13(1)  Sublease Agreement, as amended, between the Company and the Bank of
          New England, N.A. dated May 25, 1990, for premises located at 89 South
          Street, Boston, Massachusetts
10.14*    Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.15(2)  Information Technology Services Contract between the Company and
          Electronic Data Systems, Inc. dated September 20,1995,
10.16(2)  Lease Agreement between the Company and John Hancock Mutual Life
          Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts.
10.17(3)* Employment contract between the Company and Karen C. Keenan
10.18(3)* 1995 Employee Stock Purchase Plan



10.19(3)  Amended and Restated Declaration of Trust among the Company and the
          Trustees named therein, dated January 31, 1997
10.20(3)  Purchase Agreement among the Company, Investors Capital Trust I and
          Keefe, Bruyette & Woods, Inc., dated January 30, 1997 (Included in
          Exhibit 10.19)
10.21(3)  Indenture between the Company and The Bank of New York, dated January
          31, 1997
10.22(3)  Registration Rights Agreement, among the Company, Investors Capital
          Trust I and Keefe, Bruyette & Woods, Inc., dated January 31, 1997
10.23(3)  Common Securities Guarantee Agreement by the Company as Guarantor,
          dated January 31, 1997
10.24(3)  Capital Securities Guarantee Agreement between the Company as
          Guarantor and The Bank of New York as Capital Securities Guarantee
          Trustee, dated January 31, 1997
10.25     Agreement and Plan of Merger dated as of May 12, 1998 by and among the
          Company, AMT Capital Services, Inc., Alan M. Trager, Carla E. Dearing
          and the other parties named therein (filed as Exhibit 10.1 to the
          Company's Registration Statement on Form S-3, File No. 333-58031)
10.26     Purchase and Sale Agreement dated as of July 17, 1998 by and between
          Investors Bank & Trust Company and BankBoston, N.A. (filed as Exhibit
          2.1 to the Company's Current Report on Form 8-K filed with the
          Commission on August 19, 1998)
21.1      Subsidiaries of the Company
23.1      Consent of Deloitte & Touche LLP
24.1      Power of Attorney (See Page 38 of this Report)
27        Financial Data Schedule


(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-95980).
(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended October 31, 1996.
(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1997.
*        Indicates a management contract or a compensatory plan, contract or arrangement.

         (b) REPORTS ON FORM 8-K.

         The Company filed a current report on Form 8-K on October 16, 1998 regarding the acquisition by Investors Bank & Trust Company of the domestic institutional trust and custody business of BankBoston, N.A. The Company filed amendments to that form 8-K on Form 8-K/A on December 15, 1998 and February 5, 1999.

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

         (d) FINANCIAL STATEMENT SCHEDULES

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 26th day of February, 1999.

                           INVESTORS FINANCIAL SERVICES CORP.

                           By:   /s/ Kevin J. Sheehan
                                ---------------------------------------------
                                Kevin J. Sheehan
                                President, Chief Executive Officer
                                and Chairman of the Board

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the 26th day of February, 1999.

             Signature                            Title(s)
             ---------                            --------

/s/ Kevin J. Sheehan                President, Chief Executive Officer and
------------------------------      Chairman of the Board (Principal Executive
Kevin J. Sheehan                    Officer); Director


/s/ Michael F. Rogers               Executive Vice President
------------------------
Michael F. Rogers

/s/ Karen C. Keenan                 Senior Vice President and Chief Financial
------------------------------      Officer (Principal Financial Officer and
Karen C. Keenan                     Principal Accounting Officer)


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

/s/ Thomas P. McDermott             Director
------------------------------
Thomas P. McDermott

/s/ Frank B. Condon, Jr.            Director
------------------------------
Frank B. Condon, Jr.

                       INVESTORS FINANCIAL SERVICES CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                         ----

Report of Management to Stockholders ..................................................................   F-2

FDICIA Independent Auditors' Report ...................................................................   F-3

Independent Auditors' Report ..........................................................................   F-4

Consolidated Balance Sheets as of December 31, 1997 and December  31, 1998 ............................   F-5

Consolidated Statements of Income and Comprehensive Income for the
Years Ended December 31, 1996, 1997 and 1998 ..........................................................   F-6

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998...   F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998 ............   F-8

Notes to Consolidated Financial Statements ............................................................   F-10

February 16, 1999



To the Stockholders:

FINANCIAL STATEMENTS

The Management of Investors Bank & Trust Company ("Bank") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by Management.


INTERNAL CONTROL

Management is responsible for establishing an effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Federal Financial Institutions Examination Council instructions for Schedules RC, RI, and RI-A of the Consolidated Reports of Condition and Income (Call Report instructions). The structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control may vary over time.

Management assessed the institution's internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and Call Report instructions for Schedules RC, RI, and RI-A as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that the Bank maintained an effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and Call Report instructions for Schedules RC, RI, and RI-A as of December 31, 1998.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Bank's Management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with Management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Bank, in addition to reviewing the Bank's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of Management, to discuss the adequacy of the internal control for financial reporting and any other matters which they believe should be brought to the attention of the Committee.

                      COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, Management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1998.

/s/ Kevin J. Sheehan
------------------------------
Kevin J. Sheehan
Chief Executive Officer

/s/ Karen C. Keenan
------------------------------
Karen C. Keenan
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Audit Committee
Investors Bank & Trust Company
200 Clarendon Street
Boston, MA  02116

We have examined management's assertion that, as of December 31, 1998, Investors Bank & Trust Company (the "Bank") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A, which assertion is included in the Bank's accompanying management report.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control structure over financial reporting, testing and evaluating the design and operating effectiveness of internal control over financial reporting, including safeguarding of assets, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

In our opinion, management's assertion that, as of December 31, 1998, the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A is fairly stated, in all material respects, based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

February 16, 1999

INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of Investors Financial Services Corp.:

We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp., and its subsidiaries, (collectively, the `Company') as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Boston, Massachusetts



February 16, 1999

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1998


                                                                                                  DECEMBER 31,       DECEMBER 31,
                                                                                                     1997                1998

ASSETS
Cash and due from banks                                                                       $    17,298,566    $    18,775,240
Federal funds sold and securities purchased under resale agreements                                75,000,000                 --
Securities held to maturity (approximate fair value of $809,708,389 and $948,645,106
     at December 31, 1997 and December 31, 1998 respectively)                                     802,046,077        942,816,546
Securities available for sale                                                                     462,850,089        345,069,507
Non-marketable equity securities                                                                    5,476,600          7,626,500
Loans, less allowance for loan losses of $100,000 at December 31, 1997 and
     December 31, 1998                                                                             55,944,957         54,291,985
Accrued interest and fees receivable                                                               22,874,836         28,666,818
Equipment and leasehold improvements, net                                                           8,556,231         10,832,688
Goodwill, net                                                                                              --         43,767,163
Other assets                                                                                       10,399,420         13,661,094
                                                                                              ---------------    ---------------
TOTAL ASSETS                                                                                  $ 1,460,446,776    $ 1,465,507,541
                                                                                              ---------------    ---------------
                                                                                              ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
          Deposits:
               Demand                                                                         $   354,616,945    $   173,207,097
               Savings                                                                            427,122,987        667,097,468
               Time                                                                                65,000,000         65,000,000
                                                                                              ---------------    ---------------
                       Total deposits                                                             846,739,932        905,304,565

Securities sold under repurchase agreements                                                       499,188,363        434,168,072
Short-term borrowings                                                                                 744,265                 --
Other liabilities                                                                                  13,899,936         13,562,592
                                                                                              ---------------    ---------------
                        Total liabilities                                                       1,360,572,496      1,353,035,229
                                                                                              ---------------    ---------------
Commitments and contingencies (Note 4 and 13)

Company-obligated, manditorily redeemable, preferred securities of subsidiary trust holding
solely junior subordinated deferrable interest debentures of the Company                           24,161,104         24,189,409
                                                                                              ---------------    ---------------
STOCKHOLDERS' EQUITY:
          Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and
               outstanding: 0 in 1997 and in 1998)                                                         --                 --
          Common stock, par value $0.01 (shares authorized: 20,000,000; issued and
               outstanding: 6,664,319 in 1997 and 6,722,050 in 1998)                                   66,643             67,261
          Surplus                                                                                  55,903,286         57,705,468
          Deferred compensation                                                                    (1,248,775)        (1,198,604)
          Retained earnings                                                                        19,525,129         33,483,703
          Accumulated other comprehensive income/(loss), net                                        1,466,893         (1,774,885)
          Treasury stock, par value, $0.01 (shares authorized and issued: 0 in 1997 and
               4,000 in 1998)                                                                              --                (40)
                                                                                              ---------------    ---------------

Total stockholders' equity                                                                         75,713,176         88,282,903
                                                                                              ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 1,460,446,776    $ 1,465,507,541
                                                                                              ---------------    ---------------
                                                                                              ---------------    ---------------

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                    DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                        1996                 1997                 1998
OPERATING REVENUE:
     Interest income:
          Federal funds sold and securities purchased
               under resale agreements                                 $ 1,864,989          $ 2,980,617          $  1,682,260
          Investment securities held to maturity and
               available for sale                                       32,490,280           67,488,991            81,046,822
          Loans                                                          2,322,158            2,566,321             3,002,800
                                                                  -----------------    -----------------    ------------------
               Total interest income                                    36,677,427           73,035,929            85,731,882
                                                                  -----------------    -----------------    ------------------

     Interest expense:
          Deposits                                                       9,271,675           18,722,500            29,403,308
          Short-term borrowings                                          9,396,359           28,140,731            29,634,817
                                                                  -----------------    -----------------    ------------------
               Total interest expense                                   18,668,034           46,863,231            59,038,125
                                                                  -----------------    -----------------    ------------------

          Net interest income                                           18,009,393           26,172,698            26,693,757
          Provision for loan losses                                         65,000                    -                     -
                                                                  -----------------    -----------------    ------------------
          Net interest income after provision for loan losses           17,944,393           26,172,698            26,693,757
     Non-interest income:
          Asset administration fees                                     57,462,455           78,324,689            96,757,252
          Computer service fees                                            482,275              643,668               518,121
          Other operating income                                         1,244,453            3,555,986               748,185
          Gain/(loss) on securities available for sale                     (2,488)              113,958               832,491
                                                                  -----------------    -----------------    ------------------

          Net operating revenue                                         77,131,088          108,810,999           125,549,806
                                                                  -----------------    -----------------    ------------------

OPERATING EXPENSES
     Compensation and benefits                                          39,095,879           53,456,470            61,901,434
     Technology and telecommunications                                   7,894,033           10,655,583            12,054,997
     Transaction processing services                                     5,684,553            8,000,104             7,610,105
     Occupancy                                                           4,527,043            4,620,412             6,990,475
     Depreciation and amortization                                       1,615,881            2,070,170             2,657,277
     Amortization of goodwill                                                    -                    -               442,093
     Travel and sales promotion                                          1,264,155            1,647,241             1,919,812
     Professional fees                                                   1,289,976            2,011,291             1,641,292
     Insurance                                                             876,131              768,055               782,606
     Other operating expenses                                            2,365,772            4,133,065             3,584,023
                                                                  -----------------    -----------------    ------------------
          Total operating expenses                                      64,613,423           87,362,391            99,584,114
                                                                  -----------------    -----------------    ------------------

INCOME BEFORE INCOME TAXES AND
      MINORITY INTEREST                                                 12,517,665           21,448,608            25,965,692

Provision for income taxes                                               4,851,504            7,381,452             9,347,649
Minority interest expense, net of income taxes                                   -            1,437,276             1,563,200
                                                                  -----------------    -----------------    ------------------

NET INCOME                                                               7,666,161           12,629,880            15,054,843
                                                                  -----------------    -----------------    ------------------

Other comprehensive income, net of tax:
     Unrealized gain/(loss) on securities:
        Unrealized holding gains/(losses) arising during
          the period                                                      388,881              744,661           (3,774,572)
         Less: reclassification adjustment for
          gains/(losses) included in net income                            (1,592)               72,933               532,794

                                                                  -----------------    -----------------    ------------------
     Other comprehensive income/(loss)                                     387,289              817,594           (3,241,778)
                                                                  -----------------    -----------------    ------------------
COMPREHENSIVE INCOME                                                   $ 8,053,450         $ 13,447,474         $  11,813,065
                                                                  -----------------    -----------------    ------------------
                                                                  -----------------    -----------------    ------------------

BASIC EARNINGS PER SHARE                                                $     1.15           $     1.90            $     2.25
                                                                  -----------------    -----------------    ------------------
                                                                  -----------------    -----------------    ------------------
DILUTED EARNINGS PER SHARE                                              $     1.14      $          1.85            $     2.18
                                                                  -----------------    -----------------    ------------------
                                                                  -----------------    -----------------    ------------------

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                                                            ACCUMULATED
                                            CLASS A                                                            OTHER
                                            COMMON      COMMON                   DEFERRED       RETAINED    COMPREHENSIVE
                                            STOCK       STOCK      SURPLUS    COMPENSATION      EARNINGS    INCOME (LOSS)

BALANCE, DECEMBER 31, 1995                 $  5,935   $ 60,445  $ 54,782,770   $(2,117,787)  $    702,950   $    262,010

Adjustment to costs of stock issuance            --         --        35,193            --             --             --
Conversion of Class A to common stock        (2,340)     2,340            --            --             --             --
Amortization of deferred compensation            --         --            --       430,112             --             --
Exercise of stock options                        --          3         5,145            --             --             --
Net income                                       --         --            --            --      7,666,161             --
Cash dividend to IFSC, $0.03 per share           --         --            --            --       (193,325)            --
Cash dividend to S Corp                          --         --            --            --       (360,000)            --
Change in accumulated other comprehensive
     income/(loss), net                          --         --            --            --             --        387,289
                                           --------   --------  ------------   -----------   ------------   ------------
BALANCE, DECEMBER 31, 1996                 $  3,595   $ 62,788  $ 54,823,108   $(1,687,675)  $  7,815,786   $    649,299


Conversion of Class A to common stock         (3,595)    3,595            --            --             --             --
Amortization of deferred compensation            --         --            --       438,900             --             --
Exercise of stock options                        --        260       720,178            --             --             --
Net income                                       --         --            --            --     12,629,880             --
Cash dividend IFSC, $0.08 per share              --         --            --            --       (515,622)            --
Cash dividend to S Corp                          --         --            --            --       (404,915)            --
Contribution of capital to S Corp                --         --       360,000            --             --             --
Change in accumulated other comprehensive
     income/(loss), net                          --         --            --            --             --        817,594
                                           --------   --------  ------------   -----------   ------------   ------------
BALANCE, DECEMBER 31, 1997                 $     --   $ 66,643  $ 55,903,286   $(1,248,775)  $ 19,525,129   $  1,466,893

Additions to deferred compensation               --        100       499,900      (500,000)            --             --
Amortization of deferred compensation            --         --            --       550,171             --             --
Exercise of stock options                        --        518     1,379,242            --             --             --
Purchase of treasury stock                       --         --       (76,960)           --             --             --
Net income                                       --         --            --            --     15,054,843             --
Cash dividend to IFSC, $0.12 per share           --         --            --            --       (790,903)            --
Cash dividend to S Corp                          --         --            --            --       (250,000)            --
Non-cash dividend to S Corp                      --         --            --            --        (55,366)            --
Change in accumulated other comprehensive
     income/(loss), net                          --         --            --            --             --     (3,241,778)
                                           --------   --------  ------------   -----------   ------------   ------------
BALANCE, DECEMBER 31, 1998                 $     --   $ 67,261  $ 57,705,468   $(1,198,604)  $ 33,483,703   $ (1,774,885)
                                           --------   --------  ------------   -----------   ------------   ------------
                                           --------   --------  ------------   -----------   ------------   ------------




                                                    TREASURY
                                                     STOCK         TOTAL

BALANCE, DECEMBER 31, 1995                         $      --   $ 53,696,323

Adjustment to costs of stock issuance                     --         35,193
Conversion of Class A to common stock                     --             --
Amortization of deferred compensation                     --        430,112
Exercise of stock options                                 --          5,148
Net income                                                --      7,666,161
Cash dividend to IFSC, $0.03 per share                    --       (193,325)
Cash dividend to S Corp                                   --       (360,000)
Change in accumulated other comprehensive

     income/(loss), net                                   --        387,289
                                                   ---------   ------------

BALANCE, DECEMBER 31, 1996                         $      --   $ 61,666,901

Conversion of Class A to common stock                     --            --
Amortization of deferred compensation                     --        438,900
Exercise of stock options                                 --        720,438
Net income                                                --     12,629,880
Cash dividend IFSC, $0.08 per share                       --       (515,622)
Cash dividend to S Corp                                   --       (404,915)
Contribution of capital to S Corp                         --        360,000
Change in accumulated other comprehensive

     income/(loss), net                                   --        817,594
                                                   ---------   ------------

BALANCE, DECEMBER 31, 1997                         $      --   $ 75,713,176

Additions to deferred compensation                        --             --
Amortization of deferred compensation                     --        550,171
Exercise of stock options                                 --      1,379,760
Purchase of treasury stock                               (40)       (77,000)
Net income                                                --     15,054,843
Cash dividend to IFSC, $0.12 per share                    --       (790,903)
Cash dividend to S Corp                                   --       (250,000)
Non-cash dividend to S Corp                               --        (55,366)
Change in accumulated other comprehensive
     income/(loss), net                                   --     (3,241,778)
                                                   ---------   ------------

BALANCE, DECEMBER 31, 1998                         $     (40)  $ 88,282,903
                                                   ---------   ------------
                                                   ---------   ------------








See notes to consolidated financial statements

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                                     DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                         1996                 1997                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $     7,666,161         $ 12,629,880         $ 15,054,843
                                                                    ----------------    -----------------    -----------------
     Adjustments to reconcile net income to net cash
          provided by/(used for) operating activities:
     Depreciation and amortization                                        1,615,881            2,070,170            3,099,370
     Amortization of deferred compensation                                  430,112              438,900              550,171
     Provision for loan losses                                               65,000                    -                    -
     Amortization of premiums on securities, net of
          accretion of discounts                                          2,521,119            4,455,050            8,229,723
     (Gain)/loss on sale of securities available for sale                     2,488            (113,958)            (832,491)
     (Gain)/loss on disposal of fixed assets                                 15,211              (4,727)                    -
     Deferred income taxes                                                  898,513              336,851            (426,661)
     Changes in assets and liabilities (net of acquisition):
           Accrued interest and fees receivable                         (5,967,922)          (6,466,156)          (2,315,982)
           Other assets                                                 (3,246,298)          (4,735,830)          (2,113,383)
           Other liabilities                                              4,513,829            2,781,624              662,775
                                                                    ----------------    -----------------    -----------------
               Total adjustments                                            847,933          (1,238,076)            6,853,522
                                                                    ----------------    -----------------    -----------------
          Net cash provided by/(used for) operating activities            8,514,094           11,391,804           21,908,365
                                                                    ----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                48,406,151          105,833,935          178,807,669
Proceeds from maturities of securities held to maturity                  39,691,309          107,992,568          299,838,733
Proceeds from sales of securities available for sale                     26,904,258           24,833,488          159,400,416
Purchases of securities available for sale                            (243,550,740)        (323,691,447)        (229,340,372)
Purchases of securities held to maturity                              (359,516,797)        (451,865,060)        (444,158,843)
Purchase of non-marketable equity securities                              (967,400)          (4,509,200)          (2,149,900)
Net (increase) decrease in time deposits due from banks                   1,000,000                    -                    -
Net (increase) decrease in federal funds sold and
        securities purchased under resale agreements                  (105,000,000)           45,000,000           75,000,000
Net (increase) decrease in loans                                       (43,437,672)           10,291,932            1,652,972
Proceeds from sales of equipment and leasehold
     Improvements                                                                 -              189,121                    -
Purchase of the Business                                                          -                    -         (47,681,451)
Purchases of equipment and leasehold improvements                       (3,790,514)          (4,918,994)          (4,862,849)
                                                                    ----------------    -----------------    -----------------
     Net cash (used for)/provided by investing activities             (640,261,405)        (490,843,657)         (13,493,625)
                                                                    ----------------    -----------------    -----------------


INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998 (CONTINUED)


                                                                     DECEMBER 31,       DECEMBER 31,         DECEMBER 31,
                                                                         1996               1997                 1998

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits                              142,007,125          89,702,331       (181,409,848)
Net increase in time and savings deposits                               265,516,792         160,520,692         239,974,481
Net increase (decrease) in short-term borrowings                        222,019,746         203,111,876        (65,764,556)
Proceeds from exercise of stock options                                       5,148             720,438           1,379,760
Proceeds from issuance of trust preferred stock                                   -          25,000,000                   -
Purchase of treasury stock                                                        -                   -            (77,000)
Costs of stock issuance                                                      35,193           (838,896)                   -
Contribution of capital to S Corp                                                 -             360,000                   -
Dividends paid to IFSC                                                    (193,325)           (515,622)           (790,903)
Dividends paid to S Corp                                                  (360,000)           (404,915)           (250,000)
                                                                   -----------------  ------------------   -----------------
         Net cash provided by/(used for) financing activities           629,030,679         477,655,904         (6,938,066)
                                                                   -----------------  ------------------   -----------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                           (2,716,632)         (1,795,949)          1,476,674
CASH AND DUE FROM BANKS, BEGINNING OF YEAR                               21,811,147          19,094,515          17,298,566
                                                                   -----------------  ------------------   -----------------
CASH AND DUE FROM BANKS, END OF YEAR                                   $ 19,094,515       $  17,298,566       $  18,775,240
                                                                   -----------------  ------------------   -----------------
                                                                   -----------------  ------------------   -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                 $ 17,253,000       $  45,968,000       $  58,961,000
                                                                   -----------------  ------------------   -----------------
                                                                   -----------------  ------------------   -----------------
Cash paid for income taxes                                             $  4,220,000       $   7,049,000       $   7,616,000
                                                                   -----------------  ------------------   -----------------
                                                                   -----------------  ------------------   -----------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

The Company purchased all of the outstanding capital stock of AMT Capital Services, Inc., in exchange for 194,006 shares of the Company's common stock. During 1998, AMT Capital Services, Inc., distributed a noncash dividend of $55,366. The acquisition was accounted for under the pooling-of-interests method of accounting.

The Company also purchased the institutional trust and custody business of BankBoston for a total approximate purchase price of $53,676,553. The acquisition was accounted for under the purchase method of accounting. The fair value of assets acquired at the date of acquisition is presented as follows:

Accounts receivable                           $   3,476,000
Fixed assets                                         97,946
Goodwill                                         44,209,256
Accrued expenses                                  (101,751)
                                          ------------------
     Net assets acquired                      $  47,681,451
                                          ------------------
                                          ------------------


See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


1.    DESCRIPTION OF BUSINESS


      Investors Financial Services Corp. (`IFSC') provides asset administration services for the financial services industry through its wholly owned subsidiaries, Investors Bank & Trust Company (the `Bank') and Investors Capital Services, Inc. The Bank provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

      As used herein, the defined term `the Company' shall mean IFSC together with the Bank and its domestic and foreign subsidiaries from the date of the share exchange discussed below and shall mean the Bank prior to that date.

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

      On October 1, 1998, the Bank acquired the domestic institutional custody business (the "Business") of BankBoston, N.A. ("BankBoston"). Under the terms of the purchase agreement, the Company has paid approximately $48 million to BankBoston as of the closing and will pay up to an additional $6 million one year after the closing depending upon business performance. The acquisition was accounted for under the purchase method of accounting. Upon completion of the acquisition, the Business became integrated into the consolidated institutional trust and custody business of the Bank.


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

      ACCOUNTING ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On January 1,1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). As a result of this change in accounting method, the Company had capitalized approximately $1,478,000 of costs associated with the development of internal use software during the year ended December 31, 1998.

SECURITIES - The Company classifies all equity securities that have readily determinable fair values and all investments in debt securities into one of three categories, as follows:

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


- The specific identification method is used to determine gains and losses on sales of securities.


FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards (`SFAS') No. 107 requires the disclosure of the estimated fair value of financial instruments, whether or not recognized in the Company's consolidated balance sheets, estimated using available market information or other appropriate valuation methodologies.

The carrying amounts of cash and due from banks are a reasonable estimate of their fair value. The fair value of securities owned is estimated based on quoted market prices. Both loans (including commitments to lend) and deposits (including time deposits) bear interest at variable rates and are subject to periodic repricing. As such, the carrying amount of loans and deposits is a reasonable estimate of fair value. The fair value of the Company's interest rate contracts is estimated based on quoted market prices. The Company does not have any other significant financial instruments.

LOANS - Interest income on loans is recorded on the accrual basis. Losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to operating expenses based on amounts management considers necessary to meet probable and reasonably estimated losses on loans.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets which range from three to seven years, and for leasehold improvements over the lesser of the useful life or the life of the lease.

LONG-LIVED ASSETS - SFAS No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with this Statement and Accounting Principles Board Opinion, ("APB") No. 17, `Intangible Assets,' the Company continues to evaluate the amortization period that it assigns and the recoverability of the carrying amount of the assets to determine whether later events and circumstances warrant revised estimates of their assignments.

INCOME TAXES - Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in deferred tax assets and liabilities during the year in accordance with SFAS No. 109, `Accounting for Income Taxes.' Deferred tax assets and liabilities are established for temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

TRANSLATION OF FOREIGN CURRENCIES - The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses realized from the settlement of foreign currency transactions, which were not significant in the years ended December 31, 1996, 1997 and 1998, are included in other operating expenses in the consolidated statements of income.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company does not purchase derivative financial instruments for trading purposes. Interest rate swap agreements are matched with specific financial instruments reported on the consolidated balance sheet and periodic cash payments are accrued on a settlement basis.

The Company also enters into interest rate swap agreements as discussed in Note 12 and foreign exchange contracts as discussed in Note 15. The Company implemented SFAS No. 119, `Disclosure About Derivative Financial Investments and Fair Value of Financial Instruments,' in fiscal 1996. This standard requires expanded disclosure about amounts, nature and terms associated with the derivative financial instruments held.

The Company enters into foreign exchange contracts with clients and simultaneously enters into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset administration fees.

The Company's policy requires settlement accounting principles for interest rate swaps in which net interest rate differentials to be paid or received are recorded currently as adjustments to interest expense.

LIABILITIES - SFAS No. 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,' establishes consistent accounting standards for transfers and servicing of F financial assets and extinguishments of liabilities. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers of financial assets that are secured borrowings based upon the existence of control. SFAS No. 125 was effective and adopted during fiscal 1997. SFAS No. 125 had no material effect upon the Company's consolidated financial statements.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value-based method of APB No. 25, as allowed under SFAS No. 123, `Accounting for Stock-Based Compensation.'

EARNINGS PER SHARE - In 1997, the Company adopted SFAS No. 128, `Earnings per Share,' and SFAS No. 129, `Disclosure of Information about Capital Structure'. SFAS No. 128 requires that entities with publicly held common stock or potential common stock compute, present, and disclose earnings per share based upon the Basic and/or Diluted earnings per share (`EPS'). Basic EPS were computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS were computed by increasing the weighted average of common shares outstanding used in Basic EPS by the number of additional common shares that would have been outstanding if the dilutive common stock had been issued. Based upon the Company's capital structure, the Statement requires presentation of both Basic and Diluted EPS.

COMPREHENSIVE INCOME - In 1998, the Company adopted SFAS No. 130, `Reporting Comprehensive Income.' SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997.

SEGMENT REPORTING - In 1998, the Company adopted SFAS No. 131, `Disclosures about Segments of an Enterprise and Related Information.' SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, and is discussed in
Note 18.

EMPLOYEE BENEFIT PLANS - In 1998, the Company adopted SFAS No. 132, `Employers' Disclosures about Pensions and Other Postretirement Benefits.' SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, but requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS No. 132 is addressed in Note 11.

NEW ACCOUNTING PRINCIPLES - SFAS No. 133, `Accounting for Derivative Instruments and Hedging Activities,' is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation.

RECLASSIFICATIONS - Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

ACQUISITIONS - On May 29, 1998, the Company acquired all of the outstanding share capital of AMT Capital Services, Inc. and AMT Capital Advisers, Inc. (collectively, "AMT Capital"), in exchange for 194,006 shares of the Company's Common Stock. Of the 194,006 shares of Common Stock issued to the Former AMT Capital Stockholders, 18,938 shares are being held in escrow by First Chicago Trust Company of New York as escrow agent pursuant to an Escrow Agreement dated as of May 29, 1998 among the Company, the Former AMT Capital Stockholders and the escrow agent (the "Escrow Agreement") until the earlier of (i) February 28, 1999 and (ii) the Company's first public announcement of earnings following completion by the Company's independent auditors of the first full-year audit of the Company's consolidated financial statements following May 29, 1998 to cover any reimbursable claims relating to the AMT Acquisition. The remaining 175,068 shares acquired by the Former AMT Capital Stockholders pursuant to the AMT Acquisition were registered on a Registration Statement on Form S-3 (File No. 333-58031), declared effective on July 9, 1998, and may be sold to the public by the Former AMT Capital Stockholders.

The AMT Acquisition has been accounted for under the "pooling-of-interests" method and therefore the consolidated financial statements for all periods prior to the acquisition have been restated to include the accounts and operations of AMT Capital Services with those of the Company. The AMT Acquisition was structured as a tax-free reorganization under the Internal Revenue Code.

Prior to the business combination, AMT Capital was an S Corporation for the fiscal year ended December 31, 1997, and consequently, was not subject to federal income taxes. The pro-forma income tax provision for AMT Capital that would have been reported by the Company as an additional provision to its historical tax expense, had AMT Capital not been an S Corporation prior to the combination, was $535,000 for the year ended December 31, 1997.

As a result of the AMT Capital Services, Inc. acquisition, all of the prior period consolidated financial statements were restated and filed with the Securities and Exchange Commission on Form 8-K on August 19, 1998. On December 31, 1998, Investors Capital Services, Inc. and Investors Capital Advisers, Inc. were merged into one company, Investors Capital Services, Inc., via a tax free reorganization.

No adjustments to conform accounting policies of the Company and AMT Capital were required.

Revenue and net income (loss) for the previously separate companies for the years ended December 31, 1996, 1997 and 1998 were:


                                        DECEMBER 31,           DECEMBER 31,          DECEMBER 31,
                                            1996                   1997                  1998
                                      ------------------    -------------------    ------------------
   NET OPERATING REVENUE:
        IFSC                              $  74,576,110          $ 102,988,898         $ 120,850,168
        AMT Capital                           2,554,978              5,822,101             4,699,638
                                      ------------------    -------------------    ------------------
             Total                        $  77,131,088          $ 108,810,999         $ 125,549,806
                                      ------------------    -------------------    ------------------
                                      ------------------    -------------------    ------------------
   NET INCOME:
        IFSC                               $  7,773,962          $  11,580,261         $  14,995,459
        AMT Capital                           (107,801)              1,049,619                59,384
                                      ------------------    -------------------    ------------------
             Total                         $  7,666,161          $  12,629,880         $  15,054,843
                                      ------------------    -------------------    ------------------
                                      ------------------    -------------------    ------------------

   BASIC EARNINGS PER
      SHARE
        IFSC                               $      1.21           $        1.80         $        2.24
        AMT Capital                              (0.06)                   0.10                  0.01
                                      ------------------    -------------------    ------------------
             Total                         $      1.15           $        1.90         $        2.25
                                      ------------------    -------------------    ------------------
                                      ------------------    -------------------    ------------------

   DILUTED EARNINGS PER
      SHARE
        IFSC                               $      1.20           $        1.75         $        2.17
        AMT Capital                              (0.06)                   0.10                  0.01
                                      ------------------    -------------------    ------------------
             Total                         $      1.14           $        1.85         $        2.18
                                      ------------------    -------------------    ------------------
                                      ------------------    -------------------    ------------------


On October 1, 1998, the Bank acquired the domestic institutional trust and custody business of BankBoston, N.A. (the "Business"), which has been accounted for as a purchase combination in which the goodwill has been amortized over an estimated useful life of 25 years. Under the terms of the purchase agreement, the Company has paid approximately $48 million to BankBoston as of the closing and will pay up to an additional $6 million one year after the closing depending upon business performance.


The approximate purchase price, including acquisition costs, is estimated to be $53,676,553 and has been allocated as follows:


 Tangible assets purchased:
          Accounts receivable                                                      $    3,476,000
          Fixed assets                                                                     97,946
          Accrued expenses                                                               (101,751)
 Approximate purchase price in excess of net tangible assets (goodwill)            $   44,209,256

The remaining contingency consideration of $6 million will be added to the value of goodwill upon resolution and amortized over the remaining useful life of the goodwill.

Prior to the acquisition, the Business provided a full range of master trust and custody services to small and mid-size clients located primarily in the New England area. The Business provided custody and safekeeping of assets for mutual funds, financial institutions, trusts and other institutions. The Business also provided custody and safekeeping of assets, income collection, trade settlement, corporate action administration and trade date accounting services for endowments, pension funds, and municipalities.

The information below presents on a pro forma basis, certain historical information for the Company, adjusted for the Business acquisition as if such acquisition had been consummated on January 1, 1998 and 1997. Since October 1, 1998, the Business has been included in the operations of the Company.



                                                DECEMBER 31, 1998                 DECEMBER 31, 1997
                                                -----------------                 -----------------

PRO FORMA RESULTS (UNAUDITED):
-------------------------------------

Net interest income                               $  24,971,697                     $  23,406,508
Net operating revenue                               136,117,746                       122,485,809

Basic earnings per share                               $   2.23                          $   1.80
Diluted earnings per share                             $   2.16                          $   1.76

COMPANY AS REPORTED:
-------------------------------------

Net interest income                                $ 26,693,757                      $ 26,172,698
Net operating revenue                               125,549,806                       108,810,999

Basic earnings per share                                $  2.25                          $   1.90
Diluted earnings per share                              $  2.18                          $   1.85


3. SECURITIES

Amortized cost amounts and approximate fair values of securities are summarized as follows as of December 31, 1997:


                                                AMORTIZED            UNREALIZED          UNREALIZED       APPROXIMATE
               HELD TO MATURITY                    COST                GAINS              (LOSSES)        FAIR VALUE

      State and political subdivisions           $ 35,224,790          $ 2,296,252       $         -        $  37,521,042
      Mortgage-backed securities                  590,364,940            5,649,718          (514,023)         595,500,635
      Federal agency securities                   168,687,478              545,863          (491,229)         168,742,112
      Foreign government securities                 7,768,869              175,731                 -            7,944,600

                                             -----------------    -----------------    --------------    -----------------

      Total                                     $ 802,046,077          $ 8,667,564      $ (1,005,252)        $809,708,389
                                             -----------------    -----------------    --------------    -----------------
                                             -----------------    -----------------    --------------    -----------------


                                                AMORTIZED            UNREALIZED          UNREALIZED          APPROXIMATE
              AVAILABLE FOR SALE                   COST                GAINS              (LOSSES)            FAIR VALUE

      U.S. Treasury securities                   $ 30,002,114           $   90,136                 -           $ 30,092,250
      Municipal bonds                               8,348,265               33,588                 -              8,381,853
      Mortgage-backed securities                  422,207,689            2,624,065          (455,768)           424,375,986
                                             -----------------    -----------------    --------------      -----------------

      Total                                     $ 460,558,068          $ 2,747,789        $ (455,768)          $462,850,089
                                             -----------------    -----------------    --------------    --------------------
                                             -----------------    -----------------    --------------    --------------------



Amortized cost amounts and approximate fair values of securities are summarized as follows as of December 31, 1998:

                                                 AMORTIZED           UNREALIZED          UNREALIZED          APPROXIMATE
               HELD TO MATURITY                    COST                 GAINS             (LOSSES)            FAIR VALUE

      State and political subdivisions           $  35,820,768        $  2,966,961      $          -          $  38,787,729
      Mortgage-backed securities                   733,108,941           4,422,851        (1,299,976)           736,231,816
      Federal agency securities                    166,181,042           1,019,633        (1,619,839)           165,580,836
      Foreign government securities                  7,705,795             338,930                 -              8,044,725
                                             ------------------    ----------------     --------------     -----------------

      Total                                      $ 942,816,546        $  8,748,375      $ (2,919,815)         $ 948,645,106
                                             -----------------    -----------------    --------------    --------------------
                                             -----------------    -----------------    --------------    --------------------




                                                AMORTIZED            UNREALIZED         UNREALIZED           APPROXIMATE
              AVAILABLE FOR SALE                   COST                GAINS             (LOSSES)             FAIR VALUE

      U.S. Treasury securities                 $            -       $            -      $         -        $              -
      Municipal bonds                              36,985,302              592,138                -              37,577,440
      Mortgage-backed securities                  261,528,982              239,507       (2,346,422)            259,422,067
      Corporate debt                               49,328,482                    -       (1,258,482)             48,070,000
                                             -----------------    -----------------    --------------      -----------------

      Total                                    $  347,842,766       $      831,645      $(3,604,904)        $   345,069,507
                                             -----------------    -----------------    --------------    --------------------
                                             -----------------    -----------------    --------------    --------------------


Non-marketable equity securities at December 31, 1997 and 1998 consisted of stock of the Federal Home Loan Bank of Boston (the `FHLBB'). As a member of the FHLBB, the Company is required to invest in $100 par value stock of the FHLBB in an amount equal to the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If and when such stock is redeemed, the Company will receive an amount equal to the par value of the stock.

The amortized cost amounts and approximate fair values of securities by effective maturity are as follows:


                                                      DECEMBER 31, 1997                         DECEMBER 31, 1998
                                               AMORTIZED           APPROXIMATE           AMORTIZED           APPROXIMATE
              HELD TO MATURITY                   COST               FAIR VALUE              COST              FAIR VALUE

      Due within one year                   $             -        $            -      $        16,716      $        16,785
      Due from one to five years                357,580,590           360,361,877          258,875,047          259,673,124
      Due five years up to ten years            183,840,479           184,373,997          184,268,112          184,094,491
      Due after ten years                       260,625,008           264,972,515          499,656,671          504,860,706
                                            ----------------     -----------------    -----------------    -----------------

      Total                                 $   802,046,077        $   809,708,389     $   942,816,546      $   948,645,106
                                            ----------------     -----------------    -----------------    -----------------
                                            ----------------     -----------------    -----------------    -----------------




                                                       DECEMBER 31, 1997                          DECEMBER 31, 1998
                                               AMORTIZED            APPROXIMATE            AMORTIZED            APPROXIMATE
             AVAILABLE FOR SALE                   COST              FAIR VALUE               COST                FAIR VALUE

      Due within one year                       $ 20,020,094          $ 20,039,100      $              -       $             -
      Due from one to five years                 307,636,460           309,517,768           251,338,758           249,510,115
      Due five years up to ten years             132,367,416           132,756,384            40,388,656            40,667,899
      Due after ten years                            534,098               536,837            56,115,352            54,891,493
                                            -----------------    ------------------    ------------------     -----------------

      Total                                     $460,558,068          $462,850,089         $ 347,842,766         $ 345,069,507
                                            ----------------     ------------------    ------------------     -----------------
                                            ----------------     ------------------    ------------------     -----------------


The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

Five securities available for sale were sold during the years ended December 31, 1996 and 1997 and twenty six available for sale securities were sold during the year ended December 31,1998. The following table summarizes the gains and losses incurred from the sales:


                                              DECEMBER 31,          DECEMBER 31,           DECEMBER 31,
             AVAILABLE FOR SALE                   1996                  1997                   1998

      Gains                                         $ 17,577             $ 113,958               $ 855,331
      (Losses)                                      (20,065)                     -                (22,840)
                                            -----------------     ------------------    --------------------
      Net gain/(loss)                              $ (2,488)             $ 113,958               $ 832,491
                                            -----------------     ------------------    --------------------
                                            -----------------     ------------------    --------------------


The amortized cost of securities pledged amounted to approximately $590,000,000 and $602,000,000 at December 31, 1997 and December 31, 1998, respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

4. LOANS

Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or non-performing loans at December 31, 1997 and December 31, 1998. In addition, there have been no loan charge-offs or recoveries during the years ended December 31, 1996, 1997 and 1998. Loans consisted of the following at December 31, 1997 and December 31, 1998:


                                                                         DECEMBER 31,        DECEMBER 31,
                                                                             1997                1998

        Loans to individuals                                             $ 26,857,933          $ 25,582,978
        Loans to not-for-profit institutions                                   12,500                12,500
        Loans to mutual funds                                              29,174,524            28,796,507
                                                                   -------------------     -----------------

                                                                           56,044,957            54,391,985

        Less allowance for loan losses                                        100,000               100,000
                                                                   -------------------     -----------------

        Total                                                            $ 55,944,957          $ 54,291,985
                                                                   -------------------     -----------------
                                                                   -------------------     -----------------

The Company had commitments to lend approximately $62,845,000 and $141,399,000 at December 31, 1997 and December 31, 1998, respectively. The terms of these commitments are similar to the terms of outstanding loans.


5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major components of equipment and leasehold improvements are as follows at December 31, 1997 and December 31, 1998:


                                                                      DECEMBER 31,           DECEMBER 31,
                                                                           1997                  1998

      Furniture, fixtures and equipment                                  $ 11,660,572          $  16,065,494
      Leasehold improvements                                                  977,336                490,177
                                                                   -------------------     ------------------

      Total                                                                12,637,908             16,555,671

      Less accumulated depreciation and amortization                        4,081,677              5,722,983
                                                                   -------------------     ------------------

      Equipment and leasehold improvements, net                          $  8,556,231          $  10,832,688
                                                                   -------------------     ------------------
                                                                   -------------------     ------------------

The software costs capitalized under SOP 98-1 are included within the furniture, fixtures and equipment component.


6. DEPOSITS

Time deposits at December 31, 1997 and December 31, 1998 include non-interest bearing amounts for both years of approximately $65,000,000.

All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1997 and December 31, 1998.

7. SHORT-TERM BORROWINGS

The major components of short-term borrowings are as follows at December 31, 1997 and December 31, 1998:


                                                                         DECEMBER 31,        DECEMBER 31,
                                                                           1997                  1998

      Repurchase agreements                                              $499,188,363          $ 434,168,072
      Treasury, tax and loan account                                          744,265                      -
                                                                   -------------------    ------------------

      Total                                                              $499,932,628          $ 434,168,072
                                                                   -------------------    ------------------
                                                                   -------------------    ------------------


The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. The interest rate on the outstanding agreements at December 31, 1997 ranged from 4.95% to 5.90% and all agreements matured by March 3,1998. The interest rate on the outstanding agreements at December 31, 1998 was 4.25% and all agreements mature by January 4, 1999.

The Company receives federal tax deposits from clients as an agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account. The Federal Reserve Bank charges the Company interest at the Federal Funds rate on such deposits. The interest rate on the outstanding balance at December 31, 1997 was 5.26%.


The following securities were pledged under the repurchase agreements at December 31, 1997 and December 31, 1998:



                                                   DECEMBER 31, 1997                          DECEMBER 31, 1998
                                             AMORTIZED           APPROXIMATE             AMORTIZED             APPROXIMATE
                                               COST               FAIR VALUE               COST                FAIR VALUE

      U.S. Treasury securities                $ 20,392,469         $ 20,392,469          $           -          $           -
      Federal agency securities                          -                    -             39,460,575             39,617,163
      Mortgage-backed securities               501,141,751          503,300,183            469,058,938            470,969,611
                                         ------------------    -----------------     ------------------     ------------------

      Total                                   $521,534,220         $523,692,652          $ 508,519,513          $ 510,586,774
                                         ------------------    -----------------     ------------------     ------------------
                                         ------------------    -----------------     ------------------     ------------------


The amount outstanding at March 31, 1998 was the highest amount outstanding at any month end during the year ended December 31, 1998. The average balance during the year ended December 31, 1998 was $501,142,000. There were no balances with clients for which the amount at risk exceeded 10% of stockholders' equity.

8. INCOME TAXES

The components of income tax expense are as follows for the years ended December 31, 1996, 1997 and 1998:


                                      DECEMBER 31,            DECEMBER 31,           DECEMBER 31,
                                          1996                    1997                   1998

      Current:
        Federal                         $    3,576,931          $    5,453,161         $    7,133,054
        State                                  182,809                 773,510              1,668,286
        Foreign                                193,251                   9,462                 93,670
                                   --------------------    --------------------   --------------------
                                             3,952,991               6,236,133              8,895,010
                                   --------------------    --------------------   --------------------

      Deferred:
        Federal                                619,357                 246,014              (313,844)
        State                                  240,861                  90,838              (112,817)
        Foreign                                 38,295                       -                      -
                                   --------------------    --------------------   --------------------
                                               898,513                 336,852              (426,661)
                                   --------------------    --------------------   --------------------

      Total income taxes                $    4,851,504          $    6,572,985         $    8,468,349
                                   --------------------    --------------------   --------------------
                                   --------------------    --------------------   --------------------



Differences between the effective income tax rate and the federal statutory rates are as follows for the years ended December 31, 1996, 1997 and 1998 were as follows:


                                                          DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                              1996                1997                1998

      Federal statutory rate                                 35.00%              35.00%              35.00%
      State income tax rate, net of federal benefit           2.20                2.61                4.30
      Foreign income taxes with different rates               1.20                0.03                  -
      Tax-exempt income, net of disallowance                   -                 (2.35)              (4.17)
      Other                                                   0.36               (0.88)               0.87
                                                        -----------------    ----------------    ----------------

      Effective tax rate                                     38.76%              34.41%              36.00%



The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 1997 and December 31, 1998:



                                                                 DECEMBER 31,        DECEMBER 31,
                                                                     1997                1998

      Deferred tax assets:
        Employee benefit plans                                       $  829,330          $  598,463
        Securities available for sale                                         -             998,373
        Other                                                            84,716             180,993
                                                                ----------------    ----------------
                                                                        914,046           1,777,829

      Deferred tax liabilities:
        Prepaid insurance                                             (636,948)                   -
        Securities available for sale                                 (825,128)                   -
        Unearned compensation                                         (139,431)                   -
        Depreciation and amortization                                 (414,409)           (629,538)
                                                                ----------------    ----------------

      Net deferred tax asset (liability)                           $(1,101,870)         $ 1,148,291
                                                                ----------------    ----------------
                                                                ----------------    ----------------



Net deferred tax liabilities and assets are reported as components of other liabilities and other assets, respectively, in the 1997 and 1998 consolidated balance sheets.

9. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

On January 31, 1997, a trust sponsored and wholly owned by the Company issued $25,000,000 in 9.77% Trust Preferred Securities (the `Capital Securities'), the proceeds of which were invested by the trust in the same aggregate principal amount of the Company's newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the `Junior Subordinated Debentures'). The $25,000,000 aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of the Trust. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the `Guarantee'). The Guarantee, when taken together with the Company's obligations under (i) the Debentures; (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued; and (iii) the Amended and Restated Declaration of Trust governing the Trust constitutes a full and unconditional guarantee of the Trust's obligations under the Capital Securities.

10. STOCKHOLDERS' EQUITY

The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 1,160,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock. Of the 1,160,000 shares of Common Stock authorized for issuance under the plan 516,290 were available for grant at December 31, 1998.

Under the terms of the 1995 Amended and Restated Non-Employee Director Stock Option Plan as amended, the Company may grant options to non-employee directors to purchase up to a maximum of 100,000 shares of Common Stock. Options to purchase 2,500 shares of Common Stock were awarded on November 8, 1995 to each director. Subsequently, any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, non-employee directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model.


The exercise price of options under the 1995 Non-Employee Director Stock Option Plan and the incentive options under the 1995 Stock Plan may not be less than the fair market value at the date of the grant. The exercise price of the non-qualified options from the 1995 Stock Plan is determined by the compensation committee of the Board of Directors. All options become exercisable as specified at the date of the grant.

In November 1995, the Company granted 114,000 of shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 105,000 shares vest in sixty equal monthly installments, and the remainder vests in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. On March 31, 1998, the Company repurchased 4,000 unvested shares for $77,000 under the terms of the 1995 Stock Plan. On May 29, 1998, the Company granted 10,000 shares of Common Stock to an officer of AMT Capital Services, Inc. in connection with the acquisition of AMT Capital Services Inc. The Company has recorded deferred compensation of $1,248,775 and $1,198,604 at December 31, 1997 and December 31, 1998
respectively, pursuant to these grants.

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

A summary of option activity under the 1995 Non-Employee Director Stock Option and the Amended and Restated 1995 Stock Plans is as follows:



                                                 1996                            1997                           1998
                                  ------------------------------    ----------------------------    ------------------------------

                                                    WEIGHTED-                        WEIGHTED-                        WEIGHTED-
                                                     AVERAGE                          AVERAGE                          AVERAGE
                                                     EXERCISE                         EXERCISE                         EXERCISE
                                       SHARES         PRICE         SHARES             PRICE           SHARES           PRICE

      Outstanding at
          beginning of year             211,500        $17             345,150          $21             517,284          $30
      Granted                           141,150         26             187,262           43             237,363           49
      Exercised                           (312)         21            (14,753)           17            (33,355)           52
      Canceled                          (7,188)         17               (375)           17            (18,481)           25
                                      ----------                    -----------                      -----------

      Outstanding at end of
         year                           345,150         21             517,284           30             702,811           42
                                      ----------                    -----------                      -----------
                                      ----------                    -----------                      -----------

      Outstanding and
         exercisable at year-
         end                             60,489                        148,939                          249,249
                                      ----------                    -----------                      -----------
                                      ----------                    -----------                      -----------



The following table summarized information about stock options outstanding at December 31, 1998:


                                 OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
                       -----------------------------------------------------------    --------------------------------------------

       RANGE OF             NUMBER            WEIGHTED-AVERAGE      WEIGHTED-AVERAGE      NUMBER           WEIGHTED-AVERAGE
       EXERCISE         OUTSTANDING AT           REMAINING            EXERCISE        EXERCISABLE AT       EXERCISE PRICE
        PRICES         DECEMBER 31, 1998      CONTRACTUAL LIFE          PRICE          DECEMBER 31,
                                                                                           1998
    ---------------    ------------------    -------------------    --------------    ----------------     ----------------

           $17                   150,535             1.9 years           $17                  111,133            $17
          22-26                  131,526             2.8                  26                   71,133             26
          28-47                  183,387             8.0                  43                   56,515             43
          48-66                  237,363             9.4                  49                   10,468             49
                        -----------------                                             ----------------
          17-66                  702,811             6.2                  36                  249,249             26
                        -----------------                                             ----------------
                        -----------------                                             ----------------


A summary of the 1997 Employee Stock Purchase Plan is as follows:


                                                   1997              1998
                                               --------------    ---------------

                                                  SHARES             SHARES
                                               --------------    ---------------

      Total shares available under the
           Plan beginning of year                    140,000            128,752
      Issued at June 30                                    -           (10,366)
      Issued at December 31                         (11,248)            (9,985)
                                               --------------    ---------------
      Total shares available under the
           Plan end of year                          128,752            108,401
                                               --------------    ---------------
                                               --------------    ---------------


At December 31, 1997, the exercise price of the stock was $41.50, or 90% of the average market value of the Common Stock on the last business day of the payment period. During the year ended December 31, 1998, the exercise price of the stock was $43.25, or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1998, and $47.75, or 90% of the average market value of the Common Stock on the last business day of the payment period ending December 31, 1998.

EMPLOYEE STOCK-BASED COMPENSATION - With respect to employee stock-based compensation, the Company has adopted the disclosure-only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying financial statements for employee stock-based compensation awarded under the three stock employee stock option plans because there was no intrinsic value at the date of grant. If compensation cost had been determined for awards granted under the employee stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1996, 1997 and 1998, respectively, would have decreased to the pro forma amounts indicated below:


                                                                DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                                                                    1996                 1997                  1998

      Net income                      As reported                $7,666,161          $12,629,880          $ 15,054,843
                                      Pro forma                   7,394,933           12,025,781            13,582,190

      Basic earnings per share        As reported                    $ 1.15               $ 1.90               $  2.25
                                      Pro forma                        1.11                 1.81                  2.03

      Diluted earnings per share      As reported                      1.14                 1.85                  2.18
                                      Pro forma                        1.10                 1.76                  1.97



The fair value of each option grant under the employee stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 1998, 1997, and 1996, respectively: an assumed risk-free interest rate of 4.68%, 5.61%,and 6.25%, an expected life of ten and five years, an expected volatility of 50%, 27%, and 20%, a dividend yield of 3.33%, 0.17% and 0.27%.

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

EARNINGS PER SHARE - As a result of the EPS methods required to be disclosed by the Company under SFAS No. 128, the Statement also requires disclosure of reconciliation from Basic EPS to Diluted EPS for years ended December 31, 1996, 1997 and 1998 as follows:




                                                                                                               PER-SHARE
                                                                              INCOME             SHARES          AMOUNT
                                                                          ---------------     -------------      ------

       DECEMBER 31, 1998
       BASIC EPS
       Income available to common stockholders                               $15,054,843         6,691,268       $ 2.25
                                                                                                                 ------
                                                                                                                 ------
       Dilutive effect of common equivalent shares of stock options                                213,430
                                                                                              -------------

       DILUTED EPS
       Income available to common stockholders                               $15,054,843         6,904,698       $ 2.18
                                                                          ---------------     -------------      ------
                                                                          ---------------     -------------      ------

       DECEMBER 31, 1997
       BASIC EPS
       Income available to common stockholders                               $12,629,880         6,640,434       $ 1.90
                                                                                                                 ------
                                                                                                                 ------
       Dilutive effect of common equivalent shares of stock options                                169,175
                                                                                              -------------

       DILUTED EPS
       Income available to common stockholders                               $12,629,880         6,809,609       $ 1.85
                                                                          ---------------     --------------     ------
                                                                          ---------------     --------------     ------


       DECEMBER 31, 1996
       BASIC EPS
       Income available to common stockholders                               $ 7,666,161         6,638,201       $ 1.15
                                                                                                                 ------
                                                                                                                 ------


       Dilutive effect of common equivalent shares of stock options                                 60,187
                                                                                              -------------

       DILUTED EPS
       Income available to common stockholders                               $ 7,666,161         6,698,388       $ 1.14
                                                                          ---------------     -------------      ------
                                                                          ---------------     -------------      ------


11. EMPLOYEE BENEFIT PLANS

PENSION PLAN - The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997. The benefits are based on years of service and the employee's compensation during employment. The Company's funding policy is to contribute annually the maximum amount, which can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future.

The Company established a supplemental retirement plan in 1994 that covers certain employees and pays benefits that supplements any benefits paid under the qualified plan. Benefits under the supplemental plan are generally based on compensation not includable in the calculation of benefits to be paid under the qualified plan. The total cost of this plan to the Company was $36,960, $60,002 and $105,404 in the years ended December 31, 1996, 1997 and 1998 respectively.

The following table sets forth the funded status and accrued pension cost for the Company's qualified defined benefit pension plan.



                                                                      DECEMBER 31,             DECEMBER 31,
                                                                          1997                     1998
      Change in benefit obligation:
         Projected benefit obligation at beginning of year               $   6,885,605             $  6,284,592
           Service cost                                                        540,446                  619,354
           Interest cost                                                       556,956                  598,489
           Liability (gain)/loss                                           (1,564,253)                1,587,995
           Benefits paid                                                     (134,159)                (163,674)
                                                                  ---------------------    ---------------------
         Projected benefit obligation at the end of the year                 6,284,595                8,926,756
                                                                  ---------------------    ---------------------

      Change in assets:
         Assets at the beginning of the year                                 6,213,136                8,167,813
           Employer contributions                                              809,446                1,061,665
           Actual return                                                     1,279,390                1,282,208
           Benefits paid                                                     (134,159)                (163,674)
                                                                  ---------------------    ---------------------
         Assets at the end of the year                                       8,167,813               10,348,012
                                                                  ---------------------    ---------------------

      Funded status:
           Projected benefit obligation                                    (6,284,595)              (8,926,756)
           Fair value of plan assets                                         8,167,813               10,348,012
                                                                  ---------------------    ---------------------
           Funded status                                                     1,883,218                1,421,256
                                                                  ---------------------    ---------------------
           Unrecognized net transition asset                                 (339,275)                (300,426)
           Unrecognized prior service cost                                     209,710                  180,969
           Unrecognized net (gain) or loss                                 (3,362,730)              (2,227,565)
                                                                  ---------------------    ---------------------
         (Accrued)/prepaid pension cost                                 $  (1,609,077)             $  (925,766)
                                                                  ---------------------    ---------------------


Net pension cost included the following components for the years ended December 31, 1996, 1997 and 1998:


                                                  DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                      1996                 1997                 1998

      Service cost - benefits earned
         during the period                             $ 848,000            $ 540,000            $ 619,000
      Interest cost on projected benefit
         obligations                                     520,000              557,000              598,000
      Return on plan assets                          (1,013,000)          (1,279,000)          (1,282,000)
      Net amortization and deferral                      508,000              714,000              443,000
                                                -----------------     ----------------     ----------------
      Net periodic pension cost                        $ 863,000            $ 532,000            $ 378,000
                                                -----------------     ----------------     ----------------
                                                -----------------     ----------------     ----------------


The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:


                                                                                    DECEMBER 31,            DECEMBER 31,
                                                                                        1997                    1998

      Weighted average discount rate                                                    7.50  %                 6.75  %
      Rate of increase in future compensation levels                                    5.00                    5.00
      Long-term rate of return on plan assets                                           8.50                    8.50

EMPLOYEE SAVINGS PLAN - The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees who elect to participate. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $208,000, $436,000 and $378,400 in the years ended December 31, 1996, 1997 and 1998 respectively.



12. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

LINES OF CREDIT - At December 31, 1998, the Company had commitments to individuals under collateralized open lines of credit totaling $174,860,000, against which $33,461,000 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

INTEREST-RATE CONTRACTS - The contractual or notional amounts of derivative financial instruments, swap agreements, held by the Company at December 31, 1997 and 1998 were $340,000,000 and $420,000,000, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. The Company experienced no terminations by counterparties of interest rate swaps designated as hedges. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During 1998, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 36 months. The weighted-average fixed-payment rates were 5.90 percent at December 31, 1998. Variable-interest payments received are indexed to 1 month LIBOR. At December 31, 1998, the weighted-average rate of variable market-indexed interest payment obligations to the Company was 5.55 percent. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair value was approximately ($2,771,000) at December 31, 1998.

13. COMMITMENTS AND CONTINGENCIES

RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the Federal Reserve Bank as of December 31, 1998 was $27,151,000. In addition, other cash balances in the amount of $1,617,000 were pledged to secure clearings with a depository institution, Depository Trust Company, as of December 31, 1998.

LEASE COMMITMENTS - Minimum future commitments on non-cancelable operating leases at December 31, 1998 were as follows:


      FISCAL YEAR ENDING                                                               BANK PREMISES            EQUIPMENT

      1999                                                                              $  6,787,000          $ 2,342,000
      2000                                                                                 6,669,000            1,214,000
      2001                                                                                 6,548,000              399,000
      2002                                                                                 6,091,000               17,000
      2003 and beyond                                                                     28,444,000                3,000

Total rent expense was $6,099,000, $6,605,000 and $9,472,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

On February 1, 1996, the Company entered into a five-year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay minimum annual charges of $406,788, $427,119, and $35,735 in the years ended 1999, 2000, and
2001, respectively. These minimum charges can increase due to certain usage thresholds. Service expense under this contract was $599,000, $452,000, and $240,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

CONTINGENCIES - The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at December 31, 1998 that are material to the consolidated financial position or results of operations of the Company.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of financial instruments are as follows at December 31, 1997 and 1998 (in thousands):



                                                                   DECEMBER 31, 1997                  DECEMBER 31, 1998
                                                               CARRYING           FAIR            CARRYING           FAIR
                                                                AMOUNT            VALUE            AMOUNT            VALUE

      On-balance sheet amounts:
        Cash and due from banks                                $ 17,299        $  17,299        $  18,775          $ 18,775
        Federal funds sold                                       75,000           75,000                -                 -
        Securities held to maturity                             802,046          809,708          942,817           948,645
        Securities available for sale                           462,850          462,850          345,070           345,070
        Loans                                                    55,945           55,945           54,292            54,292
        Deposits                                                846,740          846,740          905,305           905,305

      Off-balance sheet amounts:
        Commitments to lend                                        -              62,845          -                 141,399
        Interest rate swap agreements
           (notional amounts of $340,000 and $420,000
            at December 31, 1997 and 1998)                         -                (358)          -                 (2,771)


The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since those dates and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15. FOREIGN EXCHANGE CONTRACTS

A summary of foreign exchange contracts outstanding at December 31, 1997 and December 31, 1998 is as follows (in thousands):



                                                 DECEMBER 31, 1997                               DECEMBER 31, 1998
                                     -------------------------------------------    --------------------------------------------
                                                                   UNREALIZED                                      UNREALIZED
      CURRENCY                       PURCHASES          SALES      GAIN/LOSS         PURCHASES        SALES         GAIN/LOSS

      Japan (JPY)                         $  5,000       $  5,000       -               $ 17,632       $  17,632        -
      France (FRF)                           4,292          4,292       -                 10,592          10,592        -
      European Unit (XEU)                        -              -       -                  8,791           8,791        -
      Britain (GBP)                          3,440          3,440       -                  6,072           6,072        -
      Hong Kong (HKD)                        5,011          5,011       -                  4,739           4,739        -
      Switzerland (CHF)                        483            483       -                  2,037           2,037        -
      Germany (DEM)                          1,016          1,016       -                  1,325           1,325        -
      Singapore (SGD)                          368            368       -                    891             891        -
      Italy (ITL)                              145            145       -                    864             864        -
      Other currencies                       3,187          3,187       -                    173             173        -
                                     -------------- -------------- -------------    ------------- --------------- --------------
                                         $  22,942      $  22,942       -               $ 53,116       $  53,116        -
                                     -------------- -------------- -------------    ------------- --------------- --------------
                                     -------------- -------------- -------------    ------------- --------------- --------------




The maturity of contracts outstanding as of December 31, 1998 is as follows (in thousands):


          MATURITY                                                                 PURCHASES                  SALES
          January  1999                                                              $44,083                $44,083
          March 1999                                                                     653                    653
          May 1999                                                                       380                    380
          August 1999                                                                  8,000                  8,000


16. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Bank and the Company for the years ended December 31, 1998 and December 31, 1997:


                                                                                                             TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                            FOR CAPITAL                   PROMPT CORRECTIVE
                                               ACTUAL                    ADEQUACY PURPOSES:              ACTION PROVISIONS:
                                     ---------------------------    -----------------------------    ----------------------------
                                        AMOUNT          RATIO           AMOUNT           RATIO          AMOUNT           RATIO
                                     --------------    ---------    ---------------    ----------    --------------    ----------
     AS OF DECEMBER 31, 1998:
       Total Capital
        (to Risk Weighted Assets-
        the Company)                   $70,580,033       15.34%        $36,798,822         8.00%          N/A
         (to Risk Weighted
         Assets- the Bank)             $67,866,671       14.81%        $36,652,540         8.00%       $45,815,675        10.00%
       Tier I Capital
        (to Risk Weighted Assets-
        the Company)                   $70,480,033       15.32%        $18,399,411         4.00%          N/A
         (to Risk Weighted
         Assets- the Bank)             $67,766,671       14.79%        $18,326,270         4.00%       $27,489,405         6.00%
       Tier I Capital
        (to Average Assets- the
        Company)                       $71,480,033        4.61%        $61,215,675         4.00%          N/A
          (to Average Assets- the
          Bank)                        $67,766,671        4.43%        $61,186,835         4.00%       $76,483,544         5.00%
     AS OF DECEMBER 31, 1997:
      Total Capital
        (to Risk Weighted Assets-
        the Company)                   $98,507,386       29.20%        $26,984,903         8.00%          N/A
         (to Risk Weighted
         Assets- the Bank)             $96,140,693       28.57%        $26,918,947         8.00%       $33,648,684        10.00%
      Tier I Capital
         (to Risk Weighted
         Assets- the Company)          $98,407,386       29.17%        $13,492,452         4.00%          N/A
        (to Risk Weighted
         Assets- the Bank)             $96,040,693       28.54%        $13,459,473         4.00%       $20,189,210         6.00%
      Tier I Capital
        (to Average Assets- the
        Company)                       $98,407,386        6.44%        $61,105,815         4.00%          N/A
        (to Average Assets- the
         Bank)                         $96,040,693        6.31%        $60,892,699         4.00%       $76,115,874         5.00%


Under Massachusetts's law, trust companies such as the Bank may only pay dividends out of `net profits' and only to the extent that such payments will not impair the Bank's capital stock and surplus account. If, prior to declaration of a dividend, the Bank's capital stock and surplus accounts do not equal at least 10% of its deposit liabilities, then prior to the payment of the dividend, the Bank must transfer from net profits to its surplus account the amount required to make its surplus account equal to either (i) together with capital stock, 10% of deposit liabilities, or (ii) subject to certain adjustments, 100% of capital stock.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


      YEAR ENDED DECEMBER 31, 1997                  FIRST               SECOND               THIRD                FOURTH
                                                   QUARTER             QUARTER              QUARTER               QUARTER

      Interest income                             $ 15,031,602         $ 16,991,919         $ 19,117,584         $ 21,894,824
      Interest expense                               8,575,466           10,402,357           13,020,232           14,865,176
      Non-interest income                           18,891,471           19,632,073           21,059,964           23,054,793
      Operating expenses                            20,252,299           20,976,977           21,752,152           24,380,963
      Income before income taxes and
           minority interest                         5,095,308            5,244,658            5,405,164            5,703,478
      Income taxes                                   1,827,581            1,759,506            1,876,470            1,917,895
      Minority interest                                258,498              392,835              395,143              390,800
      Net income                                     3,009,229            3,092,317            3,133,551            3,394,783
      Basic earnings per share                            0.45                 0.47                 0.47                 0.51
      Diluted earnings per share                          0.44                 0.46                 0.46                 0.49


      YEAR ENDED DECEMBER 31, 1998                  FIRST               SECOND               THIRD                FOURTH
                                                   QUARTER             QUARTER              QUARTER               QUARTER

      Interest income                              $20,980,282          $20,969,697          $22,855,999          $20,925,904
      Interest expense                              13,856,161           15,177,451           16,332,317           13,672,196
      Non-interest income                           22,212,593           24,021,958           23,922,774           28,698,724
      Operating expenses                            23,677,105           23,564,795           23,807,411           28,534,803
      Income before income taxes and
           minority interest                         5,659,609            6,249,409            6,639,045            7,417,629
      Income taxes                                   2,057,148            2,322,983            2,297,172            2,670,346
      Minority interest                                390,800              390,800              390,800              390,800
      Net income                                     3,211,661            3,535,626            3,951,073            4,356,483
      Basic earnings per share                            0.48                 0.53                 0.59                 0.65
      Diluted earnings per share                          0.47                 0.51                 0.57                 0.63


18. SEGMENT REPORTING

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the years ended December 31, 1998, 1997, and 1996, and long-lived assets by geographic area for the years ended December 31, 1998 and 1997:



                               NET OPERATING        NET OPERATING        NET OPERATING          LONG-LIVED         LONG-LIVED
      GEOGRAPHIC                  REVENUE              REVENUE              REVENUE               ASSETS             ASSETS
      INFORMATION:                  1998                 1997                 1996                 1998               1997
      --------------------    ----------------     ----------------     -----------------     ---------------    ----------------

      United States              $117,958,896         $102,460,836          $ 72,829,636         $54,063,681         $ 8,016,915

      Ireland                       3,933,618            2,395,288               833,623             271,336             215,692

      Canada                        3,444,975            3,764,761             3,361,304             264,834             323,624

      Cayman Islands                  212,317              190,114               106,525                   -                   -
                              ----------------     ----------------     -----------------     ---------------    ----------------

      Total                     $ 125,549,806         $108,810,999          $ 77,131,088         $54,599,851         $ 8,556,231
                              ----------------     ----------------     -----------------     ---------------    ----------------
                              ----------------     ----------------     -----------------     ---------------    ----------------



The following represents the Company's operating revenue by service line for the years ended December 31, 1998, 1997, and 1996:



                                                  OPERATING REVENUE        OPERATING REVENUE       OPERATING REVENUE
      SERVICE LINES:                                    1998                     1997                    1996
      ---------------------------------------     ------------------      --------------------    --------------------
      Custody accounting, transfer agency,
      and administration                              $  87,869,653            $   70,620,438          $   53,891,944

      Investment advisory                                   760,060                 1,055,820                       -

      Securities lending                                  3,625,309                 2,864,941               1,946,611

      Foreign exchange                                    5,020,351                 4,427,158               2,106,175
                                                  ------------------      --------------------    --------------------

      Total                                           $  97,275,373            $   78,968,357          $   57,944,730
                                                  ------------------      --------------------    --------------------
                                                  ------------------      --------------------    --------------------


No one customer exceeded 10% of the Company's consolidated net operating revenues for the year ended December 31, 1998. Revenues from one customer represented approximately $11 million or 10%, and $7 million or 10%, of the Company's consolidated net operating revenues for the years ended December 31, 1997 and 1996, respectively

19. FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SECURITIES CORP. (PARENT ONLY)

The following represents the separate condensed financial statements of IFSC as of December 31, 1997 and 1998, and for the years ended December 31, 1996, 1997 and 1998.


                                                              YEAR ENDED              YEAR ENDED             YEAR ENDED
                                                             DECEMBER 31,            DECEMBER 31,           DECEMBER 31,
      STATEMENTS OF INCOME                                       1996                    1997                    1998

      Equity in undistributed income/(loss) of
           bank subsidiary                                  $   7,601,082          $  11,026,680          $   15,427,339
      Equity in undistributed income/(loss) of
           non-bank subsidiaries                                 (107,801)             1,078,094                  89,666
      Dividend income from bank subsidiary                        478,546              2,142,391               1,259,060
      Dividend income from non-bank
           subsidiaries                                                -                  69,528                  75,620
      Management fee paid by non-bank
           subsidiaries                                                -                       -                 140,000
      Interest expense on subordinated debt                            -              (2,315,271)             (2,518,120)
      Income tax benefit                                               -                 908,284                 961,541
      Operating expenses                                        (305,666)               (279,826)               (380,263)
                                                     ---------------------    -------------------    --------------------

      Net income                                             $  7,666,161          $  12,629,880          $   15,054,843
                                                     ---------------------    -------------------    --------------------
                                                     ---------------------    -------------------    --------------------


      BALANCE SHEETS
                                                                                     DECEMBER 31,           DECEMBER 31,
                                                                                         1997                    1998

      Assets:

      Cash                                                                         $   1,154,645          $    2,011,856
      Investments in bank subsidiary                                                  97,507,587             109,758,948
      Investments in non-bank subsidiaries                                             1,545,241               1,569,104
      Receivable due from bank subsidiary                                              1,455,953                       -
      Receivable due from non-bank subsidiary                                                  -                 877,433
      Income tax receivable                                                                1,584                       -
      Other assets                                                                         5,168                   2,559
                                                                              -------------------    --------------------

      Total Assets                                                                 $ 101,670,178          $  114,219,900
                                                                              -------------------    --------------------
                                                                              -------------------    --------------------

      Liabilities and Stockholders' Equity

      Accrued expenses                                                              $     23,426          $       23,419
      Payable due to non-bank subsidiary                                                       -                 121,196
      Income tax payable                                                                       -                     411
      Other liabilities                                                                  159,576                  17,971
      Subordinated debt                                                               25,774,000              25,774,000
                                                                              -------------------    --------------------
         Total Liabilities                                                            25,957,002              25,936,997
                                                                              -------------------    --------------------

      Stockholders' Equity
         Common stock                                                                     66,643                  67,261
         Surplus                                                                      55,903,286              57,705,468
         Deferred compensation                                                       (1,248,775)             (1,198,604)
         Retained earnings                                                            19,525,129              33,483,703
         Net unrealized gains on available for
             sale securities                                                           1,466,893             (1,774,885)
         Treasury stock                                                                        -                    (40)
                                                                              -------------------    --------------------
         Total Stockholders' Equity                                                   75,713,176              88,282,903
                                                                              -------------------    --------------------

      Total Liabilities and Stockholders' Equity                                    $101,670,178          $  114,219,900
                                                                              -------------------    --------------------
                                                                              -------------------    --------------------

19. FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SECURITIES CORP. (PARENT ONLY) (CONTINUED)



                                                             YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                          DECEMBER 31, 1996     DECEMBER 31, 1997      DECEMBER 31, 1998
      STATEMENTS OF CASH FLOWS

      Cash flows from operating activities:
         Net income                                            $   7,666,161         $  12,629,880          $  15,054,843
                                                         --------------------   -------------------    -------------------

      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Amortization of deferred compensation                       430,112               438,900                550,171
         Change in assets and liabilities:
             Receivable due from bank subsidiary                    (416,376)             (962,864)             1,455,953
             Receivable due from non-bank subsidiary                                                             (877,433)
             Income tax receivable                                         -                (1,584)                 1,584
             Income tax payable                                                                                       411
             Payable due to non-bank subsidiary                                                                   121,196
             Accrued expenses                                              -                23,426                     (7)
             Other assets                                             (3,438)               (1,731)                 2,609
             Other liabilities                                         5,000               154,576               (141,605)
         Equity in undistributed earnings of
              bank subsidiary                                     (7,601,082)          (11,026,680)           (15,427,339)
         Equity in undistributed earnings of
              non-bank subsidiary                                    107,801            (1,078,094)              (395,029)
                                                         --------------------   -------------------    -------------------
      Total adjustments                                           (7,477,983)          (12,454,051)           (14,709,489)
                                                         --------------------   -------------------    -------------------

      Net cash provided by operating activities                      188,178               175,829                345,354
                                                         --------------------   -------------------    -------------------

      Cash flows from investing activities:
         Payments for investments in and
              advances to subsidiary                                 (35,193)          (25,000,000)                     -
                                                         --------------------   -------------------    -------------------
      Net cash used by investing activities                          (35,193)          (25,000,000)                     -
                                                         --------------------   -------------------    -------------------

      Cash flows from financing activities:
         Proceeds from exercise of stock options                       5,148               720,438              1,379,760
         Purchase of treasury stock                                        -                     -                (77,000)
         Proceeds from issuance of
            subordinated debt, net of issuance costs                       -            25,774,000                      -
         Costs of stock issuance                                      35,193                     -                      -
         Dividends paid                                             (193,326)             (515,622)              (790,903)
                                                         --------------------   -------------------    -------------------
      Net cash provided (used) by financing
           activities                                               (152,985)           25,978,816                511,857
                                                         --------------------   -------------------    -------------------

      Net increase in cash and due from banks                              -             1,154,645                857,211

      Cash and Due from Banks, beginning of period                         -                     -              1,154,645
                                                         --------------------   -------------------    -------------------

      Cash and Due from Banks, end of period                $              -         $   1,154,645          $   2,011,856
                                                         --------------------   -------------------    -------------------
                                                         --------------------   -------------------    -------------------


20. SUBSEQUENT EVENTS

On February 16, 1999, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable March 17, 1999 to stockholders of record on March 1, 1999. All share numbers shown in this Report reflect shares outstanding prior to the two-for-one stock split.