Form 10-Q
period 1999-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 1999-05-14
CIK 949589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(MARK ONE)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 1999

                                       or


/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition period from _____ to _____

                         Commission File Number 0-26996

                       INVESTORS FINANCIAL SERVICES CORP.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            04-3279817
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

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

         As of April 30, 1999, there were 14,504,617 shares of Common Stock outstanding.

                     INVESTORS FINANCIAL SERVICES CORP.

                                     INDEX


                                                                                             PAGE
                                                                                             ----
PART I            FINANCIAL INFORMATION


         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                    March 31, 1999 (unaudited) and December 31, 1998 (audited)                  4

                  Condensed Consolidated Statements of Income and Comprehensive
                   Income  (unaudited)
                      Three months ended March 31, 1999 and 1998                                5

                  Condensed Consolidated Statement of Stockholder's Equity (unaudited)
                    Three months ended March 31, 1999                                           6

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                    Three months ended March 31, 1999 and 1998                                  7

                  Notes to Condensed Consolidated Financial Statements                          9


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                  17
                  AND RESULTS OF OPERATIONS


PART II           OTHER INFORMATION                                                            31

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                    31

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K                                              31

SIGNATURES                                                                                     31


PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









               [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND  DECEMBER 31, 1998

ASSETS                                                                                     MARCH 31,               DECEMBER 31,
                                                                                             1999                      1998
                                                                                    --------------------       ------------------
                                                                                          (unaudited)

Cash and due from banks                                                                  $   26,210,584           $   18,775,240
Federal funds sold and securities purchased under resale agreements                          70,000,000                        -
Securities held to maturity (approximate fair value of
  $1,072,355,198 and $948,645,106 at March 31, 1999
  and December 31, 1998, respectively)                                                    1,070,519,319              942,816,546
Securities available for sale                                                               372,813,416              345,069,507
Non-marketable equity securities                                                              7,626,500                7,626,500
Loans, less allowance for loan losses of $100,000
  at March 31, 1999 and December 31, 1998                                                    65,232,102               54,291,985
Accrued interest and fees receivable                                                         32,501,214               28,666,818
Equipment and leasehold improvements, net                                                    10,735,675               10,832,688
Goodwill, net                                                                                43,416,309               43,767,163
Other assets                                                                                 15,709,916               13,661,094
                                                                                    --------------------       ------------------

TOTAL ASSETS                                                                             $1,714,765,035           $1,465,507,541
                                                                                    --------------------       ------------------
                                                                                    --------------------       ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Demand                                                                               $  213,466,758           $  173,207,097
    Savings                                                                                 758,354,864              667,097,468
    Time                                                                                     65,000,000               65,000,000
                                                                                    --------------------       ------------------

        Total deposits                                                                    1,036,821,622              905,304,565

Securities sold under repurchase agreements                                                 516,184,166              434,168,072
Short-term borrowings                                                                           137,069                        -
Other liabilities                                                                            17,649,656               13,562,592
                                                                                    --------------------       ------------------

        Total liabilities                                                                 1,570,792,513            1,353,035,229
                                                                                    --------------------       ------------------
Commitments and contingencies (Note 8)

Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the
  Company                                                                                    24,196,485               24,189,409
                                                                                    --------------------       ------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and
     outstanding: 0 at 3/31/99 and 12/31/98)                                                          -                        -
  Common stock, par value $0.01 (shares authorized: 20,000,000; issued and
     outstanding 14,495,946 at 3/31/99 and 6,722,050 at 12/31/98)                               145,040                   67,261
  Surplus                                                                                    83,937,358               57,705,468
  Deferred compensation                                                                      (1,071,098)              (1,198,604)
  Retained earnings                                                                          37,783,460               33,483,703
  Accumulated other comprehensive loss, net                                                  (1,018,683)              (1,774,885)
  Treasury stock, par value $0.01 (shares authorized and issued:
   4,000 at 3/31/99 and 4,000 at 12/31/98)                                                          (40)                     (40)

                                                                                    --------------------       ------------------

Total stockholders' equity                                                                  119,776,037               88,282,903
                                                                                    --------------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $        1,714,765,035     $      1,465,507,541
                                                                                    --------------------       ------------------
                                                                                    --------------------       ------------------

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                       MARCH 31,       MARCH 31,
                                                                                         1999            1998
OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased
      under resale agreements                                                         $   673,052    $   348,559
   Investment securities held to maturity and available for sale                       18,747,987     19,963,021
   Loans                                                                                  789,029        668,706
                                                                                     ------------   ------------

      Total interest income                                                            20,210,068     20,980,286


Interest expense:

   Deposits                                                                             9,337,263      5,651,354
   Short-term borrowings                                                                3,722,448      8,204,808
                                                                                     ------------   ------------
      Total interest expense                                                           13,059,711     13,856,162
                                                                                     ------------   ------------

      Net interest income                                                               7,150,357      7,124,124

Non-interest income:
    Asset administration fees                                                          31,380,218     21,687,594
    Computer service fees                                                                 123,283        133,985
    Other operating income                                                                129,624        190,586
    Gain on sale of securities available for sale                                            --          200,427
                                                                                     ------------   ------------

      Net operating revenue                                                            38,783,482     29,336,716

OPERATING EXPENSES:
    Compensation and benefits                                                          18,897,304     14,667,218
    Technology and telecommunications                                                   3,620,042      2,606,339
    Transaction processing services                                                     2,180,414      2,030,977
    Occupancy                                                                           1,960,403      1,686,907
    Depreciation and amortization                                                         878,651        600,707
    Amortization of goodwill                                                              443,955           --
    Travel and sales promotion                                                            506,878        416,784
    Professional fees                                                                     645,083        266,636
    Insurance                                                                             189,147        193,418
    Other operating expenses                                                            1,604,991      1,208,121
                                                                                     ------------   ------------

      Total operating expenses                                                         30,926,868     23,677,107
                                                                                     ------------   ------------

INCOME BEFORE  INCOME TAXES AND MINORITY INTEREST                                       7,856,614      5,659,609

Provision for income taxes                                                              2,828,381      2,057,148
Minority interest expense, net of income taxes                                            390,800        390,800



NET INCOME                                                                              4,637,433      3,211,661


Other comprehensive income, net of tax:
    Unrealized gain/(loss) on securities:
        Unrealized holding gains/(losses) arising during the period                       756,202       (493,657)
        Less:  reclassification adjustment for gains/(losses) included in net
        income                                                                               --          272,581
                                                                                     ------------   ------------

    Other comprehensive income/(loss)                                                     756,202       (221,076)


COMPREHENSIVE INCOME                                                                  $ 5,393,635    $ 2,990,585
                                                                                     ------------   ------------
                                                                                     ------------   ------------

BASIC EARNINGS PER SHARE                                                              $      0.34    $      0.24

                                                                                     ------------   ------------
                                                                                     ------------   ------------

DILUTED EARNINGS PER SHARE                                                           $       0.33    $      0.23
                                                                                     ------------   ------------
                                                                                     ------------   ------------

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999

                                                COMMON                       DEFERRED         RETAINED
                                                STOCK        SURPLUS       COMPENSATION       EARNINGS
                                             ----------   -------------   -------------    -------------
BALANCE, DECEMBER 31, 1998                    $ 67,261     $57,705,468     $(1,198,604)     $33,483,703
Amortization of deferred compensation             --              --           127,506             --
Stock dividend, two-for-one split               68,020            --              --            (68,020)
Exercise of stock options                          759         140,890            --               --
Common stock issuance                            9,000      26,091,000            --               --
Net income                                        --              --              --          4,637,433
Cash dividend                                     --              --              --           (269,656)
Change in accumulated other comprehensive
income/(loss), net                                --              --              --               --
                                             ----------   -------------   -------------    -------------
BALANCE, MARCH 31, 1999                       $145,040     $83,937,358     $(1,071,098)     $37,783,460
                                             ----------   -------------   -------------    -------------
                                             ----------   -------------   -------------    -------------


                                             ACCUMULATED
                                                OTHER
                                            COMPREHENSIVE      TREASURY
                                             INCOME(LOSS)       STOCK          TOTAL
                                            -------------      ---------  --------------
BALANCE, DECEMBER 31, 1998                   $(1,774,885)       $(40)      $ 88,282,903
Amortization of deferred compensation               --            --            127,506
Stock dividend, two-for-one split                   --            --               --
Exercise of stock options                           --            --            141,649
Common stock issuance                               --            --         26,100,000
Net income                                          --            --          4,637,433
Cash dividend                                       --            --           (269,656)
Change in accumulated other comprehensive
income/(loss), net                               756,202          --            756,202
                                            -------------      ---------  --------------
BALANCE, MARCH 31, 1999                      $(1,018,683)       $(40)      $119,776,037
                                            -------------      ---------  --------------
                                            -------------      ---------  --------------



See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                      MARCH 31,                  MARCH 31,
                                                                                         1999                       1998
                                                                                    -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $   4,637,433              $   3,211,661
                                                                                    -------------              -------------

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       1,322,606                    600,707
    Amortization of deferred compensation                                                 127,506                    184,319
    Amortization of premiums on securities, net of accretion of discounts               1,782,885                  1,745,984
    Deferred income taxes                                                                 722,927                          -
    Loss on sale of securities available for sale                                               -                   (200,427)
    Changes in assets and liabilities:
       Accrued interest and fees receivable                                            (3,834,396)                  (781,750)
       Other assets                                                                    (3,290,214)                   531,264
       Other liabilities                                                                4,087,064                  1,319,000
                                                                                    -------------              -------------
          Total adjustments                                                               918,378                  3,399,097
                                                                                    -------------              -------------
       Net cash provided by operating activities                                        5,555,811                  6,610,758
                                                                                    -------------              -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                              30,041,426                 45,320,888
Proceeds from maturities of securities held to maturity                               103,028,090                 63,343,813
Proceeds from sales of securities available for sale                                            -                 42,609,303
Purchases of securities available for sale                                            (57,512,187)               (88,335,184)
Purchases of securities held to maturity                                             (231,605,331)              (152,556,486)
Purchase of non-marketable equity securities                                                    -                 (2,149,900)
Net decrease/(increase) in federal funds sold and securities
    purchased under resale agreements                                                 (70,000,000)                25,000,000
Net increase in loans                                                                 (10,940,117)               (22,284,580)
Purchases of equipment and leasehold improvements                                        (774,561)                (1,350,562)
                                                                                    -------------              -------------
          Net cash used for investing activities                                     (237,762,680)               (90,402,708)
                                                                                    -------------              -------------

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (CONTINUED)

                                                                               MARCH 31,           MARCH 31,
                                                                                 1999                1998
                                                                           ---------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits                                              $ 40,259,661        $   7,176,928
Net increase/(decrease) in time and savings deposits                           91,257,395          (53,264,168)
Net increase in short-term borrowings                                          82,153,164          182,472,805
Proceeds from exercise of stock options                                           141,649              251,096
Proceeds from issuance of common stock                                         26,100,000                    -
Purchase of treasury stock                                                              -              (77,000)
Cash dividends to shareholders                                                   (269,656)            (194,124)
                                                                           ---------------     ----------------

          Net cash provided by financing activities                           239,642,213          136,365,537
                                                                           ---------------     ----------------

NET INCREASE IN CASH AND DUE FROM BANKS                                         7,435,344           52,573,587
                                                                           ---------------     ----------------

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                   18,775,240           17,298,566
                                                                           ---------------     ----------------

CASH AND DUE FROM BANKS, END OF PERIOD                                       $ 26,210,584        $  69,872,153
                                                                           ---------------     ----------------
                                                                           ---------------     ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                   $ 12,603,000        $  13,735,000
                                                                           ---------------     ----------------
                                                                           ---------------     ----------------

    Cash paid for income taxes                                               $  1,410,000        $     746,000
                                                                           ---------------     ----------------
                                                                           ---------------     ----------------


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On May 29, 1998, the Company purchased all of the outstanding capital stock of AMT Capital Services, Inc., in exchange for 388,012 shares of the Company's common stock. During 1998, AMT Capital Services, Inc., distributed a noncash dividend of $55,366. The acquisition was accounted for using the pooling-of-interests method of accounting.


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 IS UNAUDITED)
--------------------------------------------------------------------------------


1.    DESCRIPTION OF BUSINESS

      Investors Financial Services Corp. (`IFSC') provides asset administration services for the financial services industry through its wholly owned subsidiaries, Investors Bank & Trust Company (the `Bank') and Investors Capital Services, Inc. IFSC provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

      As used herein, the defined term `the Company' shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.

      On February 16, 1999, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable March 17, 1999 to stockholders of record on March 1, 1999.

      On March 26, 1999, the Company completed the issuance and sale of 900,000 shares of Common Stock at $29 per share in a private placement to one investor. The net capital raised in the private placement will be used to support the Company's balance sheet growth.

2.    INTERIM FINANCIAL STATEMENTS

      The condensed consolidated interim financial statements of the Company and subsidiaries as of March 31, 1999 and 1998 and for the three-month periods ended March 31, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

      Certain amounts from the prior year have been reclassified to conform to current year presentation.

      The AMT Capital Services, Inc., acquisition was accounted for using the pooling-of-interests method of accounting. All of the prior period financial statements were restated and filed with the Securities and Exchange Commission on Form 8-K filed August 19, 1998. Upon completion of the acquisition, AMT Capital Services became a wholly-owned subsidiary of the Company and was re-named Investors Capital Services, Inc.

      All share numbers in this report have been restated, when applicable, to reflect the two-for-one stock split paid March 17, 1999.

3.    LOANS

      Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at March 31, 1999 or December 31, 1998. In addition, there have been no loan charge-offs or recoveries during the three months ended March 31, 1999 and 1998. Loans consisted of the following at March 31, 1999 and December 31, 1998:

                                                                       MARCH 31,       DECEMBER 31,
                                                                         1999             1998
                                                                   --------------     -------------

        Loans to individuals                                       $  26,053,189      $ 25,582,978
        Loans to not-for-profit institutions                              12,500            12,500
        Loans to mutual funds                                         39,266,413        28,796,507
                                                                   --------------     -------------

                                                                      65,332,102        54,391,985

        Less allowance for loan losses                                   100,000           100,000
                                                                   --------------     -------------

        Total                                                      $  65,232,102      $ 54,291,985
                                                                   --------------     -------------
                                                                   --------------     -------------

      The Company had commitments to lend of approximately $164,245,000 and $141,399,000 at March 31, 1999 and December 31, 1998, respectively. The terms of these commitments are similar to the terms of outstanding loans.


4.    DEPOSITS

      Time deposits at March 31, 1999 and December 31, 1998 include noninterest-bearing amounts at both dates of approximately $65,000,000.

      All time deposits had a minimum balance of $100,000 and a maturity of less than three months at March 31, 1999 and December 31, 1998.


5.    SHORT-TERM BORROWINGS

      Short-term borrowings consisted of Treasury, Tax and Loan balances, which were $137,069 and $0 at March 31, 1999 and December 31, 1998, respectively. The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, tax and loan account. The Federal Reserve Bank charges the Company interest at the Federal funds rate on such deposits. The interest rate on the outstanding balance at March 31, 1999 was 4.63%.

6.    STOCKHOLDERS' EQUITY

      The Company has authorized 1,000,000 shares of Preferred Stock and 20,000,000 shares of Common Stock, all with a par value of $0.01 per share.

      On February 16, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on March 1, 1999. The dividend was paid on March 17, 1999. A total of 6,801,973 shares of common stock were issued in connection with the split. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. The stock split did not cause any change in the $0.01 par value per share of the common stock or in total stockholders equity. Prior period share and per share amounts have been restated for the stock split.

      The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

      Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 2,320,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock. Of the 2,320,000 shares of Common Stock authorized for issuance under the plan, 717,288 were available for grant at March 31, 1999.

      Under the terms of the Amended and Restated 1995 Non-Employee Director Stock Option Plan, the Company may grant options to non-employee directors to purchase up to a maximum of 200,000 shares of Common Stock. Options to purchase 5,000 shares of Common Stock were awarded on November 8, 1995 to each director. Subsequently, any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, non-employee directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the Amended and Restated 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model.

      The exercise price of options under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the incentive options under the Amended and Restated 1995 Stock Plan may not be less than the fair market value at the date of the grant. The exercise price of the non-qualified options from the Amended and Restated 1995 Stock Plan is determined by the compensation committee of the Board of Directors. All options become exercisable as specified at the date of the grant.

      In November 1995, the Company granted 228,000 of shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 210,000 shares vest in sixty equal monthly installments, and the remainder vests in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. On March 31, 1998, the Company repurchased 4,000 unvested shares for $77,000 under the terms of the Amended and Restated 1995 Stock Plan. On May 29, 1998, the Company granted 20,000 shares of Common Stock to an officer of Investors Capital Services, Inc. The Company has recorded deferred compensation of $1,071,098 and $1,198,604 at March 31, 1999 and December 31, 1998 respectively, pursuant to these grants.

      Under the terms of the 1997 Employee Stock Purchase Plan, the Company may issue up to 280,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The 1997 Purchase Plan permits eligible employees to purchase up to 1,000 shares of Common Stock per payment period, subject to limitations provided by
      Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the average market value of the Common Stock on the first business day of the payment period, or (ii) 90% of the average market value of the Common Stock on the last business day of the payment period. The payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

      A summary of option activity under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:

                                                                    NUMBER OF          WEIGHTED-AVERAGE
                                                                     SHARES             EXERCISE PRICE

      Outstanding at December 31, 1998                                1,405,622              $21
      Granted                                                            98,876               30
      Exercised                                                        (236,682)              30
      Canceled                                                           (8,876)              20
                                                                  --------------
      Outstanding at March 31, 1999                                   1,258,940              $31
                                                                  --------------
                                                                  --------------
      Outstanding and exercisable at March 31, 1999                     415,022
                                                                  --------------
                                                                  --------------

                                                                    NUMBER OF          WEIGHTED-AVERAGE
                                                                     SHARES             EXERCISE PRICE

      Outstanding at December 31, 1997                                1,034,568              $30
      Granted                                                            11,200               45
      Exercised                                                         (29,562)              17
      Canceled                                                          (14,086)              20
                                                                  --------------
      Outstanding at March 31, 1998                                   1,002,120              $29
                                                                  --------------
                                                                  --------------
      Outstanding and exercisable at March 31, 1998                     318,276
                                                                  --------------
                                                                  --------------

      A summary of the 1997 Employee Stock Purchase Plan is as follows:

                                                                             1999                1998
                                                                        ---------------     ---------------
                                                                            SHARES              SHARES
                                                                        ---------------     ---------------
      Total shares available under the Plan, beginning of period            216,802             257,504

         Issued at June 30                                                        -             (20,732)
         Issued at December 31                                                    -             (19,970)
                                                                        ---------------     ---------------
                                                                        ---------------     ---------------
      Total shares available under the Plan, end of period                  216,802             216,802
                                                                        ---------------     ---------------
                                                                        ---------------     ---------------

      During the year ended December 31, 1998, the exercise price of the stock was $21.625, or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1998, and $23.875, or 90% of the average market value of the Common Stock on the last business day of the payment period ending December 31, 1998.

      EARNINGS PER SHARE - Under SFAS No. 128, the Company is required to disclose a reconciliation of Basic EPS and Diluted EPS for the periods ended March 31, 1999 and 1998 as follows:

                                                                                                                     PER-SHARE
                                                                                   INCOME            SHARES            AMOUNT
                                                                                 -----------       ------------      ----------
       MARCH 31, 1999
       BASIC EPS
       Income available to common stockholders                                   $ 4,637,433         13,582,568      $     0.34
                                                                                                                     ----------
                                                                                                                     ----------
       Dilutive effect of common equivalent shares of stock options                                     489,248
                                                                                                   ------------

       DILUTED EPS
       Income available to common stockholders                                   $ 4,637,433         14,071,816      $     0.33
                                                                                 -----------       ------------      ----------
                                                                                 -----------       ------------      ----------

       MARCH 31, 1998
       BASIC EPS
       Income available to common stockholders                                   $ 3,211,661         13,341,096      $     0.24
                                                                                                                     ----------
                                                                                                                     ----------

       Dilutive effect of common equivalent shares of stock options                                     386,092
                                                                                                   ------------

       DILUTED EPS
       Income available to common stockholders                                   $ 3,211,661         13,727,188      $     0.23
                                                                                 -----------       ------------      ----------
                                                                                 -----------       ------------      ----------

7.    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      LINES OF CREDIT - At March 31, 1999, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $198,250,000, against which $34,004,000 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

      INTEREST-RATE CONTRACTS - The contractual or notional amounts of swap agreements, which are derivative financial instruments held by the Company at March 31, 1999 and 1998 were $460,000,000 and $420,000,000, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. The Company experienced no terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During the first quarter of 1999, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 36 months. The weighted-average fixed-payment rates were 5.59 percent at March 31, 1999. Variable-interest payments received are indexed to the one month London Interbank Offering Rate. At March 31, 1999, the weighted-average rate of variable market-indexed interest payment obligations to the Company was 4.94 percent. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair value was approximately ($1,727,000) at March 31, 1999.


8.    COMMITMENTS AND CONTINGENCIES

      RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the Federal Reserve Bank as of March 31, 1999 was $17,340,000. In addition, other cash balances in the amounts of $10,000 and $1,607,052 were pledged to secure clearings with depository institutions, National Securities Clearing Corporation and Depository Trust Company, respectively, as of March 31, 1999.

      LEASE COMMITMENTS - Minimum future commitments on non-cancelable operating leases at March 31, 1999 were as follows:

                                                                                        Bank
      Fiscal Year Ending                                                              Premises            Equipment
      ------------------                                                            ------------        ------------
      1999                                                                          $  5,252,279        $  1,687,327
      2000                                                                             6,677,928           1,196,091
      2001                                                                             6,553,012             399,342
      2002                                                                             6,091,107              18,080
      2003 and beyond                                                                 28,444,443               3,036

      Total rent expense was $2,675,537 and $2,152,871 for the three months ended March 31, 1999 and 1998, respectively.

      On February 1, 1996, the Company entered into a five year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract was $152,804 and $164,057 for the three months ended March 31, 1999 and 1998, respectively.

      CONTINGENCIES - The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at March 31, 1999 that are material to the consolidated financial position or results of operations of the Company.


9.    REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

      As of March 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Company and the Bank for the quarter ended March 31, 1999 and the year ended December 31, 1998.

                                                                                                    TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL                      UNDER PROMPT
                                          ACTUAL                     ADEQUACY PURPOSES:          CORRECTIVE ACTION PROVISIONS:
                               ------------------------------   ----------------------------    -------------------------------
                                    AMOUNT            RATIO          AMOUNT          RATIO           AMOUNT           RATIO
                               -----------------   ----------   ----------------   ---------    ---------------    -----------

AS OF MARCH 31, 1999:
  Total Capital
    (to Risk Weighted Assets
     - the Company)                $101,674,896       17.89%       $ 45,477,533       8.00%                N/A
  Total Capital
    (to Risk Weighted Assets
     -the Bank)                    $ 99,277,805       17.52%       $ 45,333,563       8.00%        $56,666,954         10.00%
  Tier I Capital
    (to Risk Weighted Assets
    - the Company)                 $101,574,896       17.87%       $ 22,738,766       4.00%                N/A
  Tier I Capital
    (to Risk Weighted Assets
     -the Bank)                    $ 99,177,805       17.50%       $ 22,666,782       4.00%        $34,000,172          6.00%
  Tier I Capital
    (to Average Assets
     - the Company)                $101,574,896        6.62%       $ 61,366,671       4.00%                N/A
  Tier I Capital
   (to Average Assets
   -the Bank)                      $ 99,177,805        6.47%       $ 61,292,777       4.00%        $76,615,971          5.00%

AS OF DECEMBER  31, 1998:
  Total Capital
    (to Risk Weighted Assets
     - the Company)                 $70,580,033       15.34%        $36,798,822       8.00%           N/A
  Total Capital
    (to Risk Weighted Assets
     - the Bank)                    $67,866,671       14.81%        $36,652,540       8.00%         $45,815,675        10.00%
  Tier I Capital
    (to Risk Weighted Assets
     - the Company)                 $70,480,033       15.32%        $18,399,411       4.00%           N/A
  Tier I Capital
    (to Risk Weighted Assets
     - the Bank)                    $67,766,671       14.79%        $18,326,270       4.00%         $27,489,405         6.00%
  Tier I Capital
    (to Average Assets
     - the Company)                 $71,480,033        4.61%        $61,215,675       4.00%           N/A
  Tier I Capital
    (to Average Assets
     - the Bank)                    $67,766,671        4.43%        $61,186,835       4.00%         $76,483,544         5.00%

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

10.     SEGMENT REPORTING

      The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the three months ended March 31, 1999 and 1998, and long-lived assets by geographic area as of March 31, 1999 and 1998:

                               NET OPERATING        NET OPERATING         LONG-LIVED         LONG-LIVED
      GEOGRAPHIC                  REVENUE              REVENUE              ASSETS             ASSETS
      INFORMATION:                  1999                 1998                1999               1998
      --------------------    ----------------     ----------------     ---------------    ----------------

      United States               $37,016,177          $27,471,831         $53,669,138         $ 8,153,713

      Ireland                       1,040,326              875,983             247,326             216,105

      Canada                          680,818              939,459             235,520             307,144

      Cayman Islands                   46,161               49,443                   -                   -
                              ----------------     ----------------     ---------------    ----------------

      Total                       $38,783,482          $29,336,716         $54,151,984         $ 8,676,962
                              ----------------     ----------------     ---------------    ----------------
                              ----------------     ----------------     ---------------    ----------------

      The following represents the Company's operating revenue by service line for the three months ended March 31, 1999 and 1998:

                                                  OPERATING REVENUE        OPERATING REVENUE
                                                        1999                     1998
      SERVICE LINES:
      ---------------------------------------     ------------------      --------------------
      Custody, accounting, transfer agency,
      and administration                              $  28,561,103            $   19,295,221

      Investment advisory                                   361,117                   169,775

      Securities lending                                  1,424,127                   842,187

      Foreign exchange                                    1,157,154                 1,514,396
                                                  ------------------      --------------------
      Total                                           $  31,503,501            $   21,821,579
                                                  ------------------      --------------------
                                                  ------------------      --------------------

      No one customer accounted for 10% of the Company's consolidated net operating revenues for the three months ended March 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiaries, Investors Bank & Trust Company and Investors Capital Services, Inc., provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 64 mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for net assets that totaled approximately $258 billion at March 31, 1999, including approximately $14 billion of foreign net assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

         On May 29, 1998, the Company acquired AMT Capital Services, Inc. and an affiliated company (collectively, `AMT Capital Services'), a New York-based firm recognized for providing fund administration services to global and domestic institutional investment management firms. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of AMT Capital in exchange for 388,012 shares of the Company's common stock. The acquisition was accounted for using the pooling-of-interests method of accounting. Upon completion of the acquisition, AMT Capital Services became a wholly owned subsidiary of the Company and was re-named Investors Capital Services, Inc. On April 12, 1999, 6,814 of these shares were returned to the Company pursuant to the indemnification and escrow provisions of the acquisition agreement.

         On October 1, 1998, the Bank acquired the domestic institutional trust and custody business, (`the' Business) of BankBoston, N.A. Under the terms of the purchase agreement, the Company paid approximately $48 million to BankBoston as of the closing and will pay up to an additional $6 million in October of 1999 depending upon business performance. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Company will act as custodian for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. The Company will provide transaction processing and asset safekeeping and servicing to the clients of those businesses.

         On February 16, 1999, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable March 17, 1999 to stockholders of record on March 1, 1999. All share numbers in this Report have been restated to reflect the two-for-one stock split paid March 17, 1999, where applicable.

         On March 26, 1999, the Company completed the issuance and sale of 900,000 shares of Common Stock at $29 per share in a private placement to one investor. The net capital raised in the private placement will be used to support the Company's balance sheet growth.

REVENUE AND INCOME OVERVIEW

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and non-interest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 32% to $38,783,000 for the quarter ended March 31, 1999 from $29,337,000 for the quarter ended March 31, 1998.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements, which are not historical facts, so-called `forward-looking statements,' which involve risks and uncertainties. Forward looking statements in this 10-Q include certain statements regarding liquidity and the Company's Year 2000 Project. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

         The Company's future results are subject to substantial risks and uncertainties. The Company's liquidity is dependent, in part, upon the continued availability of current borrowing facilities, the loss of which may impair the Company's access to liquid funds. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates or changes in the relationship between certain index rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days notice.

         The Company has been experiencing a period of rapid growth, which places a strain on all of its resources, including management. In addition, the Company completed two acquisitions in 1999 and must successfully integrate those acquisitions and any future acquisitions into the Company's business. Also, the Company must continue to attract and retain skilled personnel in a tight labor market. If the Company fails to manage growth effectively, integrate acquisitions successfully or attract and retain skilled employees, it could reduce the quality of the Company's services, lead to loss of key employees and clients, and have a material adverse effect on the Company's operations.

         The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. In addition, the Year 2000 Issue discussed below may affect the Company's operations. The Company's successful completion of its Year 2000 Project is subject to the risks set forth under `Year 2000 Readiness Disclosure' below. The segment of the financial services industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: the timing of the commencement or termination of client engagements, the rate of net inflows and outflows of investor funds in the debt and equity-based investment vehicles offered by the Company's clients, the introduction and market acceptance of new services by the Company and its competitors and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenues in a specified period may have an adverse impact on the Company's results of operations for that period. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 Issue is the result of the once common programming standard using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company's business is heavily dependent on its internal computer systems to process transactions and conduct services for clients. In addition, the Company relies on automated data communications with vendors, clients and other third parties, as well as certain third party hardware and software providers such as Electronic Data Systems. The Company also relies on other third party relationships in the conduct of its business. For example, third party vendors handle the payroll function for the Company, and the Company also relies on the services of the landlords of its facilities, telecommunication companies, utilities and commercial airlines, among others.

         Any failure of the Company's internal computer systems, third party data communications, third party hardware and software providers or other third party vendors due to the Year 2000 Issue could have material adverse impact on the Company's ability to provide timely and accurate services to its clients. As a result, any such failure could have a material adverse impact on the Company's financial condition and results of operations. In addition, because the Company is regulated by Federal and State banking authorities, failure to be Year 2000 compliant could subject the Company to formal supervisory or enforcement actions, which could have a material adverse impact on the Company's business.

         Commencing in 1997 the Company, with the assistance of an outside consultant, assessed its Year 2000 compliance status and developed a comprehensive program to address related issues. As part of the assessment process, there is a phased approach followed which includes: inventorying potentially date sensitive items; assigning a risk rating to each item; assessing the compliance status of each item; taking corrective action to renovate, replace, modify or upgrade to achieve compliance; validating compliance; and developing and validating contingency plans for each critical function as required. Based on this assessment, the Company determined that it would be required to modify or upgrade portions of its software so that its computer systems would properly process dates beyond December 31, 1999. The Company presently believes that with modifications to, or upgrades of, existing software, the Year 2000 Issue can be mitigated. However, if such modifications and upgrades are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company has initiated formal communications with all of its significant suppliers and clients to obtain information on the compliance status of the products and services provided to the Company to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely remediated. Any failure to remediate by another company, or a remediation that is incompatible with the Company's systems, could have a material adverse effect on the Company.

         The Company has utilized both internal and external resources to modify or upgrade existing software and to test such software for Year 2000 compliance. The company inventoried date sensitive items, assigned risk ratings and assessed the compliance status of each item. The Company plans to complete the renovation and internal testing of all its mission critical applications, by the second quarter of 1999. The Company has completed compliance testing of its flagship applications, significantly completed compliance testing on all other applications and started integration testing of internal applications. The Company began testing with clients in the fourth quarter of 1998 and will continue through the second and third quarters of 1999. The Company believes that testing with business partners and third party vendors will be substantially completed by the third quarter of 1999.

         The Company is participating in industry-wide Year 2000 testing with such entities as the Securities Industry Association, the Depository Trust Company and the Federal Reserve Bank. The Company expects to complete industry-wide testing in the second quarter of 1999. The Company is also monitoring its network of global subcustodians for Year 2000 readiness. In addition to its own review of those subcustodians, the Company also participates in two industry groups reviewing global subcustodians, The Custody 2000 Working Group and the Association of Global Custodians Year 2000 sub-committee.

         The Company is developing contingency plans for its mission critical applications and services. These contingency plans address the failure of the Company or a third party to renovate, validate or implement systems and the failure of critical systems at times before or after January 1, 2000. The goal of the Company's contingency plans is to provide uninterrupted services and communications to and between clients and vendors. Contingency plans include the use of alternative systems, manual processing and other procedures. The Company is currently integrating individual application contingency plans into a comprehensive Business Resumption Contingency Plan. The Company plans to complete the Business Resumption Contingency Plan by the end of the second quarter of 1999.

         Updates on the status of the Company's Year 2000 efforts are provided regularly to senior management and the Board of Directors. The Company's Year 2000 program is also subject to review by both the Company internal audit department and by Federal bank regulatory agencies.

         The remaining 1999 cost of the year 2000 project is estimated at $1,632,000, which will be expensed as incurred. These 1999 costs may include, but are not limited to, completing testing with third parties that are not Year 2000 compliant and software renovation necessitated by internal and/or third party testing. These amounts are not expected to have a material effect on the Company's results of operations. As of March 31, 1999, the Company had incurred and expensed approximately $2,358,000 related to the assessment of, and remediation efforts in connection with, its Year 2000 project. All amounts expensed and to be expensed in connection with the Year 2000 issue will be funded through operating cash flows.

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


STATEMENT OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

Noninterest Income

         Noninterest income increased $9,421,000 to $31,633,000 for the quarter ended March 31, 1999 from $22,212,000 for the quarter ended March 31, 1998. Noninterest income consists of the following items:

                                                                    For the Quarters Ended
                                                                          March 31,
                                                    -------------------------------------------------------
                                                         1999               1998               Change
                                                    ----------------    --------------     ----------------
                                                          (Dollars in thousands)

               Asset administration fees                    $31,380           $21,688               45 %
               Computer service fees                            123               134               (8)
               Other operating income                           130               190              (32)
               Gain on sale of securities                         -               200             (100)
                                                    ----------------    --------------
               Total Noninterest Income                     $31,633           $22,212               42 %
                                                    ----------------    --------------
                                                    ----------------    --------------

         Asset administration fees increased $9,692,000 to $31,380,000 for the quarter ended March 31, 1999 compared to $21,688,000 for the quarter ended March 31, 1998. The Company earns such fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total net assets processed increased to $258 billion at March 31, 1999 from $155 billion at March 31, 1998. Of the $103 billion net increase, approximately $76 billion relates to the Company's acquisition of BankBoston's domestic institutional custody business on October 1, 1998. Of the remaining $27 billion net increase, approximately 29% reflects assets processed for new clients and the remainder reflects growth of assets processed for existing clients. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as cash management services.

         Computer service fees consist of amounts charged by the Company for data processing services related to client accounts. Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston stock investment and miscellaneous transaction-oriented private banking fees. The decrease in other operating income resulted from services previously provided by Investors Capital Advisors, Inc., a wholly owned subsidiary of the Company, which could no longer be provided due to regulatory restrictions imposed on the Company. Investors Capital Advisors, Inc. was merged into Investors Capital Services, Inc. on December 31, 1998.

Operating Expenses

         Total operating expenses increased by $7,250,000 to $30,927,000 for the quarter ended March 31, 1999 compared to $23,677,000 for the quarter ended March 31, 1998. The components of operating expenses were as follows:

                                                For the Quarters Ended March 31,
                                             -------------------------------------    --------------
                                                    1999                1998              Change
                                             -------------------   ---------------    --------------
                                                     (Dollars in thousands)
Compensation and benefits                              $18,897           $14,667                29%
Technology and telecommunications                        3,620             2,606                39%
Transaction processing services                          2,180             2,031                 7%
Occupancy                                                1,960             1,687                16%
Depreciation and amortization                              879               601                46%
Amortization of goodwill                                   444                 -               100%
Travel and sales promotion                                 507               417                22%
Professional fees                                          645               267               142%
Insurance                                                  189               193               (2)%
Other operating expenses                                 1,606             1,208                33%

                                             -------------------   ---------------
Total Operating Expenses                               $30,927           $23,677                31%
                                             -------------------   ---------------
                                             -------------------   ---------------


         Compensation and benefits expense increased by $4,230,000 or 29% from period to period due to several factors. The average number of employees increased 24% to 1,308 during the quarter ended March 31, 1999 from 1,058 during the same period in 1998. This increase relates to the increase in client relationships, the expansion of existing client relationships during the period and the addition of employees related to the BankBoston acquisition in October 1998. In addition, compensation expense related to the Company's management incentive plans increased $550,000 between periods because of the increase in earnings subject to incentive payments. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $523,000 for the quarter ended March 31, 1999 from the same period in 1998. The increase was due principally to increased payroll taxes attributable to the increase in compensation expense.

         Technology and telecommunications expense consists of operating lease payments for microcomputers, fees charged by Electronic Data Systems for mainframe data processing, telephone expense, software maintenance fees and licenses, optical imaging and contracting programming fees. Technology and telecommunications expense increased $1,014,000 from period to period. Expenses related to the conversion of the BankBoston business, and on-going support accounted for $557,000 of the increase. Also, contributing to the increase was the Company's use of contract programmers to perform information systems development projects, which accounted for $335,000 of the increase. Increased hardware and software expenses needed to support the growth in assets processed comprised the remainder of the increase.

         Occupancy expense increased $273,000 to $1,960,000 for the quarter ended March 31, 1999 from $1,687,000 for the quarter ended March 31, 1998. The increase resulted from expansion of office space in the Company's Boston and Dublin locations.

         Depreciation and amortization expense increased $278,000 to $879,000 for the quarter ended March 31, 1999 from $601,000 for the quarter ended March 31, 1998. The increase of $102,000 related to software costs capitalized under SOP 98-1 throughout 1998 and had been placed in service in 1999. Also contributing to the increase was $61,000 related to depreciation of fixed assets acquired from BankBoston.

         The acquisition of BankBoston's institutional trust and custody business was accounted for using the purchase method of accounting and as a result, the purchase price was allocated first to all identifiable tangible and intangible assets acquired and liabilities assumed. The remainder of the purchase price was then allocated to goodwill. Goodwill expense relates to the amortization of the resulting goodwill from the acquisition, which is being amortized over its estimated useful life.

         Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with making sales calls on potential clients, traveling to existing client sites and the Company's foreign subsidiaries and attending industry conferences. Travel and sales promotion expense increased $90,000 to $507,000 for the quarter ended March 31, 1999 from $417,000 for the quarter ended March 31, 1998 due primarily to increased travel of the sales and client management staff.

         Professional fees increased $378,000 to $645,000 for the quarter ended March 31, 1999 from $267,000 for the quarter ended March 31, 1998. The increase in professional fees was mainly attributable to consulting services related to the integration of the BankBoston business, along with an overall increase in audit fees.

         Other operating expenses include fees for office supplies, recruiting costs, temporary help and various fees assessed by the Massachusetts Banking Commission. These expenses increased $398,000 to $1,606,000 for the quarter ended March 31, 1999 from $1,208,000 for the quarter ended March 31, 1998. Recruiting costs accounted for $113,000 of the increase, resulting from the growth in the Company's staffing needs. The growth in assets processed has resulted in an overall increase in operating expenses.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended March 31, 1999 compared to the same period in 1998.

                                        Change        Change
                                        Due to        Due to
                                        Volume         Rate           Net
                                      ------------  ------------ --------------
                                               (Dollars in thousands)
INTEREST-EARNING ASSETS
 Fed funds sold and
   interest-earning deposits             $    377     $     (52)     $     325
 Investment securities                        454        (1,669)        (1,215)
 Loans                                         62            58            120
                                      ------------  ------------ --------------
 Total interest-earning assets           $    893      $ (1,663)     $    (770)
                                      ------------  ------------ --------------

 INTEREST-BEARING LIABILITIES
 Deposits                                $  4,246      $   (559)     $   3,687
 Borrowings                                (3,027)       (1,456)        (4,483)
                                      ------------  ------------ --------------
 Total interest-bearing liabilities      $  1,219      $ (2,015)     $    (796)
                                      ------------  ------------ --------------

Change in net interest income            $   (326)     $    352      $      26
                                      ------------  ------------ --------------
                                      ------------  ------------ --------------


         Net interest income increased $26,000 or 4% to $7,150,000 for the quarter ended March 31, 1999 from $7,124,000 for the same period in 1998. This net increase resulted from a decrease in interest expense of $796,000 offset by a decrease in interest income of $770,000. The net impact of the above changes was a nine basis point decrease in net interest margin.

         The decrease in interest income resulted primarily from a decrease in the average yield from 6.11% to 5.61%. The decrease in average yield was partially offset by an increase in interest-earning assets. The Company's average assets increased 8% compared to the same period in 1998. This growth resulted primarily from a 5% increase in average interest-earning assets.

         Interest expense decreased due primarily to a decrease in the average interest rate paid by the Company from 4.97% to 4.08% during the period. The decrease in the average interest rate was offset by an increase in interest-bearing liabilities of 15%.


Income Taxes

         The Company's earnings were taxed on the federal level at 35% for the 1999 and 1998 periods. State taxes on the gross earnings from the Company's portfolio of investment securities, held by a wholly-owned subsidiary, were assessed at the tax rate for Massachusetts securities corporations of 1.32%. State taxes on the remainder of the Company's taxable income were assessed at the tax rate for Massachusetts banks of 10.91% in 1998 and 10.50% in 1999. The provision for income taxes for the quarter ended March 31, 1999 increased by $771,000 over the same period in 1998. The overall effective tax rate increased to 36% for the quarter ended March 31, 1999, from 35% for the same period in 1998. The increase in the overall effective tax rate is due to the change in tax status of Investors Capital Services from an S Corporation to a C Corporation.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

The following table summarizes the Company's investment portfolio for the dates indicated:

                                                               March 31,           December 31,
                                                                  1999                 1998
                                                             ---------------      ---------------
                                                                   (Dollars in thousands)
              SECURITIES HELD TO MATURITY:

              State and political subdivisions                $      53,823        $      35,821
              Mortgage-backed securities                            847,784              733,109
              Federal agency securities                             161,222              166,181
              Foreign government securities                           7,690                7,706
                                                             ---------------      ---------------

              Total securities held to maturity               $   1,070,519        $     942,817
                                                             ---------------      ---------------
                                                             ---------------      ---------------

              SECURITIES AVAILABLE FOR SALE:

              State and political subdivisions                $      37,448        $      37,577
              Corporate debt                                         48,620               48,070
              Federal agency securities                              54,119                    -
              Mortgage-backed securities                            232,626              259,422
                                                             ---------------      ---------------

              Total securities available for sale             $     372,813        $     345,069
                                                             ---------------      ---------------
                                                             ---------------      ---------------

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

         The amortized cost and weighted average yield of the Company's securities held to maturity at March 31, 1999, by effective maturity, are reflected in the following table:

                                                                Weighted
                                                                 Average
                                              Book Value          Yield
                                            --------------    ------------
                                                (Dollars in thousands)

Due within one year                           $       11           7.47%
Due from one to five years                       262,483           6.22%
Due after five years up to ten years             170,584           5.96%
Due after ten years                              637,441           6.13%
                                            --------------
Total securities held to maturity             $1,070,519
                                            --------------
                                            --------------

         The approximate fair value and weighted average yield of the Company's securities available for sale at March 31, 1999, by effective maturity, are reflected in the following table:

                                                                Weighted
                                                                 Average
                                              Book Value          Yield
                                            --------------    ------------
                                                (Dollars in thousands)

Due from one to five years                    $  281,185           5.85%
Due after five years up to ten years              36,277           5.40%
Due after ten years                               55,351           5.41%
                                            --------------
Total securities available for sale           $  372,813
                                            --------------
                                            --------------

LOAN PORTFOLIO

         The following table summarizes the Company's loan portfolio for the dates indicated:

                                                   March 31,       December 31,
                                                     1999              1998
                                                  ------------------------------
                                                      (Dollars in thousands)

Loans to individuals                                $26,053          $25,583
Loans to not-for-profit organizations                    13               13
Loans to mutual funds                                39,266           28,796
                                                  -----------     --------------
                                                     65,332           54,392
Less: allowance for loan losses                        (100)            (100)
                                                  -----------     --------------
Net loans                                           $65,232          $54,292
                                                  -----------     --------------
                                                  -----------     --------------

Floating Rate                                       $65,219          $54,279
Fixed Rate                                               13               13
                                                  -----------     --------------
                                                    $65,232          $54,292
                                                  -----------     --------------
                                                  -----------     --------------

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

         At March 31, 1999, the Company's only lending concentrations which exceeded 10% of total loans were the revolving lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs or adverse credit actions in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of March 31, 1999, there were no past due loans, troubled debt restructurings, or any loans on non-accrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $100,000 at March 31, 1999. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at March 31, 1999:

                                       Within          Three             Six             One
                                       Three           to Six         to Twelve        Year to        Over Five
                                       Months          Months           Months        Five Years        Years            Total
                                    -------------    ------------    -------------   -------------   -------------   --------------
                                                                        (Dollars in thousands)
Interest-earning assets (1):
    Federal Funds Sold                 $  70,000        $      -         $      -        $      -        $      -       $   70,000
    Investment securities (2)            606,630         178,533          153,377         330,822         173,971        1,443,333
    Loans - fixed rate                         -               -                -              13               -               13
    Loans - variable rate                 65,220               -                -               -               -           65,220
                                    -------------    ------------    -------------   -------------   -------------   --------------
       Total interest-earning            741,850         178,533          153,377         330,835         173,971        1,578,566
       assets

Interest-bearing liabilities:
    Demand deposit accounts                5,719               -                -               -               -            5,719
    Savings accounts                     758,354               -                -               -               -          758,354
    Interest rate contracts             (410,000)         60,000           70,000         280,000               -                -
    Short term borrowings                516,184               -                -               -               -          516,184
                                    -------------    ------------    -------------   -------------   -------------   --------------
       Total interest-bearing            870,257          60,000           70,000         280,000               -        1,280,257
       liabilities
                                    -------------    ------------    -------------   -------------   -------------   --------------

       Net interest sensitivity
       gap during the period          ($ 128,407)      $ 118,533        $  83,377       $  50,835      $  173,971       $  298,309
                                    -------------    ------------    -------------   -------------   -------------   --------------
                                    -------------    ------------    -------------   -------------   -------------   --------------

       Cumulative gap                 ($ 128,407)     ($   9,874)       $  73,503       $ 124,338      $  298,309
                                    -------------    ------------    -------------   -------------   -------------
                                    -------------    ------------    -------------   -------------   -------------

Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)              85.24%          98.94%          107.35%         109.71%         123.30%
                                    -------------    ------------    -------------   -------------   -------------
                                    -------------    ------------    -------------   -------------   -------------

Interest sensitive assets as a
    percent of total assets
    (cumulative)                          43.26%          53.67%           62.62%          81.91%          92.06%
                                    -------------    ------------    -------------   -------------   -------------
                                    -------------    ------------    -------------   -------------   -------------

Net interest sensitivity gap as a
    percent of total assets               (7.49%)          6.91%            4.86%           2.96%          10.15%
                                    -------------    ------------    -------------   -------------   -------------
                                    -------------    ------------    -------------   -------------   -------------

Cumulative gap as a percent
    of total assets                       (7.49%)         (0.58%)           4.29%           7.25%          17.40%
                                    -------------    ------------    -------------   -------------   -------------
                                    -------------    ------------    -------------   -------------   -------------

    (1) Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid.

    (2) Mortgage-backed securities are included in the pricing category that corresponds with their effective maturity.

MARKET RISK

         The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by the Company's Board of Directors. The Board reviews, on a quarterly basis, the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

         In the normal course of business, the financial position of the Company is routinely subject to a variety of risks, including market risks associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company recognizes that effective management of interest rate risk includes an understanding of when adverse changes in interest rates will flow through the statement of income and comprehensive income. Accordingly, the Company will manage its position so that it monitors its exposure to net interest income over both a one year planning horizon and a longer term strategic horizon. In order to manage this interest rate risk, the Company will follow a policy limit stating that projected net interest income over the next 12 months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over 12 months.

         The Bank's primary tool in managing interest rate risk in this manner is an income simulation model wherein the Company projects the future net interest income derived from the most current projected balance sheet using a variety of interest rates scenarios. The model seeks to adjust for cash flow changes arising from the changing interest rates for mortgage prepayments, callable securities and adjustable rate securities. The Company also utilizes interest rate swap agreements to manage interest risk. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities.

         The results of the sensitivity analysis as of March 31, 1999 and March 31, 1998, indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 8.6% and 7.8%, respectively, versus the policy limit of 10%. Conversely, a downward shift of 200 basis points would result in an increase in projected net interest income of 4.5% and 9.6%, respectively.

         Certain shortcomings are inherent in the methodology used in the above-described interest rate risk measurement. Modeling changes requires the making of certain assumptions that may tend to oversimplify the manner in which actual yield and costs respond to changes in market interest rates. Assumptions are the underlying factors that drive the interest rate risk measurement system which include interest rate forecasts, client liability funding, mortgage prepayment assumptions and portfolio yields. The model assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the model provides an indication of the Company's interest rate risk exposure at a particular point in time, this measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and actual results will differ. The results of this modeling are monitored by management and presented to the Board of Directors quarterly.

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

         The Company's ability to pay dividends on the Common Stock may depend on the receipt of dividends from Investors Bank & Trust Company. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Company expects to pay to an annual dividend to its stockholders, currently estimated to be in an amount equal to $.08 per share of outstanding Common Stock (approximately $1,159,676 based upon 14,495,946 shares outstanding as of March 31, 1999).

         At March 31, 1999 and 1998, cash and cash equivalents were 2% of total assets. At March 31, 1999, approximately $17 million or 1% of total assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of March 31, 1999 was $216 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company. There can be no assurance, however, that such funding will be available on a timely basis, if at all. Lack of availability of liquid funds could have a material adverse impact on the operations of the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at March 31, 1999 was $1.3 billion.

         The Company also has a borrowing arrangement with the Federal Home Loan Bank of Boston (the `FHLBB') whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to
(i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at March 31, 1999 was $678 million.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5,555,811 for the quarter ended March 31, 1999. Net cash used for investing activities, consisting primarily of purchases of investment securities, proceeds from maturities of investment securities, and purchases of acquisitions was $237,762,680 for the quarter ended March 31, 1999. Net cash provided by financing activities, consisting primarily of net activity in deposits, was $239,642,213 for the quarter ended March 31, 1999.

CAPITAL RESOURCES

         Historically, the Company has financed its operations principally through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $774,000 and $1,319,000 for the quarters ended March 31, 1999 and 1998, respectively.

         Stockholders' equity at March 31, 1999 was $119,776,000, an increase of $31,493,000 or 36%, from $88,283,000 at December 31, 1998. The ratio of stockholders' equity to assets increased to 6.98% at March 31, 1999 from 6.02% at December 31, 1998.

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

         The following table summarizes the Company's Tier I and total capital ratios at March 31, 1999:

                                                                         Amount           Ratio
                                                                      --------------  ---------------
                                                                           (Dollars in thousands)
                Tier I capital                                            $ 101,575           17.87%
                Tier I capital minimum requirement                           22,739            4.00%
                                                                      --------------  ---------------

                Excess Tier I capital                                     $  78,836           13.87%
                                                                      --------------  ---------------
                                                                      --------------  ---------------

                Total capital                                             $ 101,675           17.89%
                Total capital minimum requirement                            45,478            8.00%
                                                                      --------------  ---------------

                Excess Total capital                                      $  56,197            9.89%
                                                                      --------------  ---------------
                                                                      --------------  ---------------

                Risk adjusted assets, net of intangible assets            $ 568,469
                                                                      --------------
                                                                      --------------

[OBJECT OMITTED]
         The following table summarizes the Bank's Tier I and total capital ratios at March 31, 1999:

                                                                         Amount           Ratio
                                                                      --------------  ---------------
                                                                          (Dollars in thousands)
                Tier I capital                                            $  99,178           17.50%
                Tier I capital minimum requirement                           22,667            4.00%
                                                                      --------------  ---------------

                Excess Tier I capital                                     $  76,511           13.50%
                                                                      --------------  ---------------
                                                                      --------------  ---------------

                Total capital                                             $  99,278           17.52%
                Total capital minimum requirement                            45,334            8.00%
                                                                      --------------  ---------------

                Excess Total capital                                      $  53,944            9.52%
                                                                      --------------  ---------------
                                                                      --------------  ---------------

                Risk adjusted assets, net of intangible assets            $ 566,670
                                                                      --------------
                                                                      --------------

         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of the Company and the Bank be reduced by most intangible assets. The Company's Leverage Ratio at March 31, 1999 was 6.62%, which is in excess of regulatory requirements. The Bank's Leverage Ratio at March 31, 1999 was 6.47%, which is in excess of regulatory requirements.

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated:

                                             Three Months Ended March 31, 1999             Three Months Ended March 31, 1998
                                         -------------------------------------------    -----------------------------------------
                                            Average                      Average          Average                     Average
                                            Balance        Interest     Yield/Cost        Balance       Interest     Yield/Cost
                                         ---------------  ------------ -------------    -------------  -----------  -------------
                                                  (Dollars in thousands)                         (Dollars in thousands)
INTEREST EARNING ASSETS
    Federal funds sold and securities
       purchased under resale
       agreements                           $    57,033     $     673         4.72%      $    23,778      $   348          5.85%
    Investment securities  (3)                1,320,355        18,748         5.68%        1,291,859       19,963          6.18%
    Loans  (4)                                   62,340           789         5.06%           57,271          669          4.67%
                                         ---------------  ------------ -------------    -------------  -----------  -------------

    Total interest earning assets             1,439,728     $  20,210         5.61%        1,372,908       20,980          6.11%
                                                          ------------ -------------                   -----------  -------------
    Allowance for loan losses                     (100)                                         (100)
    Non-interest-earning assets                 136,428                                       82,833
                                         ---------------                                -------------

    Total assets                            $ 1,576,056                                  $ 1,455,641
                                         ---------------                                -------------
                                         ---------------                                -------------

INTEREST BEARING LIABILITIES
    Deposits:
       Demand                               $   114,025     $   1,253         4.40%      $   193,151     $  2,452          5.08%
       Savings                                  806,896         8,085         4.01%          290,730        3,199          4.40%
    Short term borrowings                       360,169         3,722         4.13%          630,343        8,205          5.21%
                                         ---------------  ------------ -------------    -------------  -----------  -------------
    Total interest bearing liabilities        1,281,090     $  13,060         4.08%        1,114,224     $ 13,856          4.97%
                                                          ------------ -------------                   -----------  -------------

    Non-interest bearing liabilities
       Demand deposits                           99,911                                      161,098
       Non-interest bearing time
       deposits                                  65,000                                       65,000
       Other liabilities                         13,699                                       14,485
                                         ---------------                                -------------
    Total liabilities                         1,459,700                                    1,354,807
    Trust preferred stock                        24,192                                       24,164
    Equity                                       92,164                                       76,670
                                         ---------------                                -------------

    Total liabilities and equity            $ 1,576,056                                  $ 1,455,641
                                         ---------------                                -------------
                                         ---------------                                -------------

    Net interest income                                     $   7,150                                    $  7,124
                                                          ------------                                 -----------
                                                          ------------                                 -----------

    Net interest margin  (1)                                                  1.99%                                        2.08%
                                                                       -------------                                -------------
                                                                       -------------                                -------------
    Average interest rate spread  (2)                                         1.53%                                        1.14%
                                                                       -------------                                -------------
                                                                       -------------                                -------------
    Ratio of interest-earning assets to
       interest-bearing liabilities                                         112.38%                                      123.22%
                                                                       -------------                                -------------
                                                                       -------------                                -------------

       1) Net interest income divided by total interest-earning assets.

       2) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

       3) Average yield/cost on available for sale securities is based on amortized cost.

       4) Average yield/cost on demand loans includes accrual and non accrual interest balances.

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 16, 1999, the Board of Directors of Investors Financial Services Corp. (the `Company') declared a two-for-one stock split in the form of a 100 percent stock dividend (the `Stock Split') which was paid on March 17, 1999 to stockholders of record on March 1, 1999. As a result of the Stock Split, on March 17, 1999 the total number of outstanding shares of the Company's common stock increased by 100 percent.

         On March 19, 1999, the Company entered into a stock purchase agreement (the `Purchase Agreement') with Oakmont Corporation (`Oakmont') pursuant to which the Company agreed to sell to Oakmont or an assignee of Oakmont 900,000 shares of the Company's Common Stock (the `Shares'), at a price of $29 per share, for an aggregate purchase price of $26,100,000. On March 26, 1999, Oakmont assigned its rights and liabilities under the Purchase Agreement to Hazlenut Partners, L.P. (the `Investor'). On March 26, 1999, the transactions contemplated by the Purchase Agreement were consummated, the Shares were issued to the Investor and the Investor paid the Company $26,100,000.

         The offer and sale of the Shares was exempt from registration under the Securities Act of 1933, as amended (the `Securities Act'), pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act in reliance upon certain information available to the Corporation as of March 19, 1999 and March 26, 1999, including certain representations and warranties of Oakmont and the Investor, each an "accredited investor" as such term is defined pursuant to Rule 501 of Regulation D under the Securities Act.

         The Company expects to use the proceeds of the sale of the Shares to fund further expansion of the Company's balance sheet.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.  None.

(B)      REPORTS ON FORM 8-K. On March 31, 1999, the Company filed, under
         Item 5, a current report on Form 8-K with regard to the Stock Split and private placement described under Item 2 above.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INVESTORS FINANCIAL SERVICES CORP.



Date:  May  12, 1999         By:  /S/ KEVIN J. SHEEHAN
                                 -------------------------------
                                    Kevin J. Sheehan
                                    Chairman, President and Chief
                                    Executive Officer



                             By:  /S/ KAREN C. KEENAN
                                 -------------------------------
                                    Karen C. Keenan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)