Form 10-Q
period 1999-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 1999-08-16
CIK 949589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



         (MARK ONE)
               /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1999

                                       or


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


                          ----------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


         As of July 31, 1999, there were 14,556,325 shares of Common Stock outstanding.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INVESTORS FINANCIAL SERVICES CORP.


                                      INDEX




PART I            FINANCIAL INFORMATION
                                                                                             PAGE
         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                    June 30, 1999 (unaudited) and December 31, 1998 (audited)                  4

                  Condensed Consolidated Statements of Income and Comprehensive
                   Income  (unaudited)
                      Six months ended June 30, 1999 and 1998                                  5

                  Condensed Consolidated Statements of Income and Comprehensive
                   Income  (unaudited)
                      Three months ended June 30, 1999 and 1998                                6

                  Condensed Consolidated Statement of Stockholder's Equity (unaudited)
                    Six months ended June 30, 1999                                             7

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                    Six months ended June 30, 1999 and 1998                                    8

                  Notes to Condensed Consolidated Financial Statements                        10


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                 18
                  AND RESULTS OF OPERATIONS


PART II           OTHER INFORMATION                                                           36

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         36

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            36

SIGNATURES                                                                                    37




PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS













                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]





     INVESTORS FINANCIAL SERVICES CORP.

     CONDENSED CONSOLIDATED BALANCE SHEETS
     JUNE 30, 1999 AND  DECEMBER 31, 1998
    ----------------------------------------------------------------------------

     ASSETS                                                                                 JUNE 30,                DECEMBER 31,
                                                                                              1999                      1998
                                                                                           (unaudited)


     Cash and due from banks                                                        $           26,269,492     $         18,775,240
     Federal funds sold and securities purchased under resale agreements                        87,000,000                        -
     Securities held to maturity (approximate fair value of
       $1,421,527,921 and $948,645,106 at June 30, 1999
       and December 31, 1998, respectively)                                                  1,434,972,349              942,816,546
     Securities available for sale                                                             374,445,537              345,069,507
     Non-marketable equity securities                                                            7,626,500                7,626,500
     Loans, less allowance for loan losses of $100,000
       at June 30, 1999 and December 31, 1998                                                  123,467,213               54,291,985
     Accrued interest and fees receivable                                                       34,920,288               28,666,818
     Equipment and leasehold improvements, net                                                  11,433,277               10,832,688
     Goodwill, net                                                                              42,973,285               43,767,163
     Other assets                                                                               15,896,492               13,661,094
                                                                                    -----------------------    ---------------------
     TOTAL ASSETS                                                                   $        2,159,004,433     $      1,465,507,541
                                                                                    -----------------------    ---------------------
                                                                                    -----------------------    ---------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES:
       Deposits:
         Demand                                                                     $          283,676,800     $        173,207,097
         Savings                                                                               968,091,826              667,097,468
         Time                                                                                   85,858,500               65,000,000
                                                                                    -----------------------    ---------------------
             Total deposits                                                                  1,337,627,126              905,304,565

     Securities sold under repurchase agreements                                               552,845,211              434,168,072
     Short-term borrowings                                                                     101,000,000                        -
     Other liabilities                                                                          17,682,436               13,562,592
                                                                                    -----------------------    ---------------------
             Total liabilities                                                               2,009,154,773            1,353,035,229
                                                                                    -----------------------    ---------------------
     Commitments and contingencies (Note 8)

     Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
       debentures of the Company                                                                24,203,561               24,189,409
                                                                                    -----------------------    ---------------------

     STOCKHOLDERS' EQUITY:
       Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued
          and  outstanding: 0 at 6/30/99 and 12/31/98)                                                   -                        -
       Common stock, par value $0.01 (shares authorized: 20,000,000; issued and
          outstanding: 14,554,842 at 6/30/99 and 6,722,050 at 12/31/98)                            145,792                   67,261
       Surplus                                                                                  85,318,408               57,705,468
       Deferred compensation                                                                     (943,592)              (1,198,604)
       Retained earnings                                                                        42,763,163               33,483,703
       Accumulated other comprehensive loss, net                                               (1,637,564)              (1,774,885)
       Treasury stock, par value $0.01 (shares authorized and issued: 10,814 at
       6/30/99 and 4,000 at 12/31/98)                                                                (108)                     (40)

                                                                                    -----------------------    ---------------------
     Total stockholders' equity                                                                125,646,099               88,282,903
                                                                                    -----------------------    ---------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $        2,159,004,433     $      1,465,507,541
                                                                                    -----------------------    ---------------------
                                                                                    -----------------------    ---------------------

See notes to condensed consolidated financial statements.

    INVESTORS FINANCIAL SERVICES CORP.

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
    ----------------------------------------------------------------------------


                                                                                      JUNE 30,               JUNE 30,
                                                                                        1999                   1998
    OPERATING REVENUE:
    Interest income:
       Federal funds sold and securities purchased
          under resale agreements                                                 $       1,118,845      $         718,741
       Investment securities held to maturity and available for sale                     42,605,599             39,715,701
       Loans                                                                              1,506,103              1,515,539
                                                                                  ------------------     ------------------
          Total interest income                                                          45,230,547             41,949,981

    Interest expense:
       Deposits                                                                          18,727,563             12,424,457
       Short-term borrowings                                                             10,721,802             16,609,154
                                                                                  ------------------     ------------------
          Total interest expense                                                         29,449,365             29,033,611
                                                                                  ------------------     ------------------
          Net interest income                                                            15,781,182             12,916,370

    Non-interest income:
        Asset administration fees                                                        63,471,361             45,023,010
        Computer service fees                                                               245,718                272,778
        Other operating income                                                              268,485                467,697
        Gain on sale of securities available for sale                                             -                471,066
                                                                                  ------------------     ------------------
          Net operating revenue                                                          79,766,746             59,150,921

    OPERATING EXPENSES:
        Compensation and benefits                                                        38,852,976             29,346,643
        Technology and telecommunications                                                 7,425,665              5,321,853
        Transaction processing services                                                   4,293,107              3,961,611
        Occupancy                                                                         4,039,416              3,417,779
        Depreciation and amortization                                                     1,850,388              1,269,811
        Amortization of goodwill                                                            886,978                      -
        Travel and sales promotion                                                        1,084,418              1,002,791
        Professional fees                                                                 1,690,637                788,258
        Insurance                                                                           382,484                392,419
        Other operating expenses                                                          3,252,578              1,740,738
                                                                                  ------------------     ------------------
          Total operating expenses                                                       63,758,647             47,241,903
                                                                                  ------------------     ------------------

    INCOME BEFORE  INCOME TAXES AND MINORITY INTEREST                                    16,008,099             11,909,018

    Provision for income taxes                                                            5,282,673              4,380,131
    Minority interest expense, net of income taxes                                          818,238                781,600
                                                                                  ------------------     ------------------
    NET INCOME                                                                            9,907,188              6,747,287
                                                                                  ------------------     ------------------

    Other comprehensive income, net of tax:
        Unrealized gain/(loss) on securities:
            Unrealized holding gains/(losses) arising during the period                     137,321            (1,332,230)
            Less:  reclassification adjustment for gains/(losses) included in
              net income                                                                          -                301,482
                                                                                  ------------------     ------------------
        Other comprehensive income/(loss)                                                   137,321            (1,030,748)
                                                                                  ------------------     ------------------
    COMPREHENSIVE INCOME                                                          $      10,044,509      $       5,716,539
                                                                                  ------------------     ------------------
                                                                                  ------------------     ------------------
    BASIC EARNINGS PER SHARE                                                      $            0.70      $            0.50
                                                                                  ------------------     ------------------
                                                                                  ------------------     ------------------
    DILUTED EARNINGS PER SHARE                                                    $            0.68      $            0.49
                                                                                  ------------------     ------------------
                                                                                  ------------------     ------------------

See notes to condensed consolidated financial statements.

    INVESTORS FINANCIAL SERVICES CORP.

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
    ----------------------------------------------------------------------------


                                                                                      JUNE 30,               JUNE 30,
                                                                                        1999                   1998
    OPERATING REVENUE:
    Interest income:
       Federal funds sold and securities purchased
          under resale agreements                                                 $         445,793      $         370,182
       Investment securities held to maturity and available for sale                     23,857,612             19,752,681
       Loans                                                                                717,074                846,834
                                                                                  ------------------     ------------------
          Total interest income                                                          25,020,479             20,969,697


    Interest expense:
       Deposits                                                                           9,390,300              6,773,104
       Short-term borrowings                                                              6,999,354              8,404,347
                                                                                  ------------------     ------------------
    Total interest expense                                                               16,389,654             15,177,451
                                                                                  ------------------     ------------------
          Net interest income                                                             8,630,825              5,792,246

    Non-interest income:
        Asset administration fees                                                        32,091,143             23,335,416
        Computer service fees                                                               122,435                138,793
        Other operating income                                                              138,861                277,110
        Gain on sale of securities available for sale                                             -                270,639
                                                                                  ------------------     ------------------
          Net operating revenue                                                          40,983,264             29,814,204

    OPERATING EXPENSES:
        Compensation and benefits                                                        19,955,672             14,679,424
        Technology and telecommunications                                                 3,805,623              2,715,514
        Transaction processing services                                                   2,112,693              1,930,634
        Occupancy                                                                         2,079,013              1,730,872
        Depreciation and amortization                                                       971,737                669,104
        Amortization of goodwill                                                            443,023                      -
        Travel and sales promotion                                                          577,540                586,007
        Professional fees                                                                 1,045,554                521,622
        Insurance                                                                           193,337                199,000
        Other operating expenses                                                          1,647,587                532,618
                                                                                  ------------------     ------------------
          Total operating expenses                                                       32,831,779             23,564,795
                                                                                  ------------------     ------------------

    INCOME BEFORE  INCOME TAXES AND MINORITY INTEREST                                     8,151,485              6,249,409

    Provision for income taxes                                                            2,454,292              2,322,983
    Minority interest expense, net of income taxes                                          427,438                390,800
                                                                                  ------------------     ------------------
    NET INCOME                                                                            5,269,755              3,535,626
                                                                                  ------------------     ------------------

    Other comprehensive income, net of tax:
        Unrealized gain/(loss) on securities:
            Unrealized holding gains/(losses) arising during the period                   (618,881)              (982,881)
            Less:  reclassification adjustment for gains/(losses) included in
              net income                                                                          -                173,209
                                                                                  ------------------     ------------------
        Other comprehensive income/(loss)                                                 (618,881)              (809,672)
                                                                                  ------------------     ------------------
    COMPREHENSIVE INCOME                                                          $       4,650,874      $       2,725,954
                                                                                  ------------------     ------------------
                                                                                  ------------------     ------------------
    BASIC EARNINGS PER SHARE                                                      $            0.36      $            0.26
                                                                                  ------------------     ------------------
                                                                                  ------------------     ------------------
    DILUTED EARNINGS PER SHARE                                                    $            0.35      $            0.26
                                                                                  ------------------     ------------------
                                                                                  ------------------     ------------------

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------





                                              COMMON                              DEFERRED           RETAINED
                                              STOCK             SURPLUS         COMPENSATION         EARNINGS
BALANCE, DECEMBER 31, 1998                $       67,261    $    57,705,468   $     (1,198,604)  $     33,483,703
Amortization of deferred compensation                  -                  -            255,012                  -
Stock dividend, two-for-one split                 67,980                  -                  -           (67,980)
Exercise of stock options                          1,551          1,621,872                  -                  -
Treasury stock repurchased                             -                 68                  -                  -
Common stock issuance                              9,000         25,991,000                  -                  -
Net income                                             -                  -                  -          9,907,188
Cash dividend                                          -                  -                  -          (559,748)
Change in accumulated other
  comprehensive income/(loss), net                     -                  -                  -                  -
                                          ---------------   ----------------  -----------------  -----------------

BALANCE, JUNE 30, 1999                    $       145,792   $     85,318,408  $       (943,592)  $      42,763,163
                                          ---------------   ----------------  -----------------  -----------------
                                          ---------------   ----------------  -----------------  -----------------


                                          ACCUMULATED
                                             OTHER
                                         COMPREHENSIVE       TREASURY
                                         INCOME(LOSS)         STOCK            TOTAL
BALANCE, DECEMBER 31, 1998             $      (1,774,885)  $        (40)   $   88,282,903

Amortization of deferred compensation                  -              -           255,012
Stock dividend, two-for-one split                      -              -                 -
Exercise of stock options                              -              -         1,623,423
Treasury stock repurchased                             -           (68)                 -
Common stock issuance                                  -              -        26,000,000
Net income                                             -              -         9,907,188
Cash dividend                                          -              -         (559,748)
Change in accumulated other
  comprehensive income/(loss), net               137,321              -           137,321
                                       ------------------ --------------  ----------------
BALANCE, JUNE 30, 1999                 $     (1,637,564)  $       (108)   $   125,646,099
                                       ------------------ --------------  ----------------
                                       ------------------ --------------  ----------------



See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                    JUNE 30,                 JUNE 30,
                                                                                      1999                     1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $          9,907,188     $           6,747,287
                                                                            ----------------------   -----------------------

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       2,737,366                 1,269,811
    Amortization of deferred compensation                                                 255,012                   295,158
    Amortization of premiums on securities, net of accretion of discounts               3,288,144                 4,327,659
    Deferred income taxes                                                                (77,243)                         -
    Loss on sale of securities available for sale                                               -                 (471,066)
    Changes in assets and liabilities:
       Accrued interest and fees receivable                                           (6,253,470)               (3,633,354)
       Other assets                                                                   (2,328,498)               (4,723,213)
       Other liabilities                                                                4,119,844                   529,552
                                                                            ----------------------   -----------------------
          Total adjustments                                                             1,741,155               (2,405,453)
                                                                            ----------------------   -----------------------
       Net cash provided by operating activities                                       11,648,343                 4,341,834
                                                                            ----------------------   -----------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                              50,848,588               102,805,446
Proceeds from maturities of securities held to maturity                               191,814,262               144,378,339
Proceeds from sales of securities available for sale                                            -                81,269,837
Purchases of securities available for sale                                           (81,539,444)             (214,530,372)
Purchases of securities held to maturity                                            (685,728,819)             (299,386,861)
Purchase of non-marketable equity securities                                                    -               (2,149,900)
Net (increase)/decrease in federal funds sold and securities
    purchased under resale agreements                                                (87,000,000)                40,000,000
Net increase in loans                                                                (69,175,228)              (13,844,150)
Purchases of equipment and leasehold improvements                                     (2,436,825)               (2,295,832)
                                                                            ----------------------   -----------------------
       Net cash used for investing activities                                       (683,217,466)             (163,753,493)
                                                                            ----------------------   -----------------------

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------

                                                                                    JUNE 30,                    JUNE 30,
                                                                                      1999                        1998

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in demand deposits                                   $         110,469,703       $        (6,391,161)
Net increase in time and savings deposits                                              321,852,858                121,684,816
Net increase in short-term borrowings                                                  219,677,139                 61,913,157
Proceeds from exercise of stock options                                                  1,623,423                    817,855
Proceeds from issuance of common stock                                                  26,000,000                          -
Purchase of treasury stock                                                                       -                   (77,000)
Cash dividend to S Corp shareholders                                                             -                  (250,000)
Cash dividends to IFSC shareholders                                                      (559,748)                  (388,623)
                                                                           ------------------------    ----------------------

          Net cash provided by financing activities                                    679,063,375                177,309,044
                                                                           ------------------------     ----------------------

NET INCREASE IN CASH AND DUE FROM BANKS                                                  7,494,252                 17,897,385
                                                                           ------------------------     ----------------------

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                            18,775,240                 17,298,566
                                                                           ------------------------     ----------------------

CASH AND DUE FROM BANKS, END OF PERIOD                                       $          26,269,492       $         35,195,951
                                                                           ------------------------    ----------------------
                                                                           ------------------------    ----------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                   $          28,839,000       $         27,658,000
                                                                           ------------------------    ----------------------
                                                                           ------------------------    ----------------------
    Cash paid for income taxes                                               $           5,886,000       $          3,817,000
                                                                           ------------------------    ----------------------
                                                                           ------------------------    ----------------------



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

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 IS UNAUDITED)
--------------------------------------------------------------------------------


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

      As used herein, the defined term `the Company' shall mean IFSC together with Investors Capital Services, Inc, and the Bank and its domestic and foreign subsidiaries.

      On February 16, 1999, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable March 17, 1999 to stockholders of record on March 1, 1999.

      On March 26, 1999, the Company completed the issuance and sale of 900,000 shares of Common Stock at $29 per share in a private placement to one investor. The net capital raised in the private placement was used to support the Company's balance sheet growth.

2.    INTERIM FINANCIAL STATEMENTS

      The condensed consolidated interim financial statements of the Company and subsidiaries as of June 30, 1999 and 1998 and for the six-month periods and three-month periods ended June 30, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

      All share numbers in this report have been restated, when applicable, to reflect the two-for-one stock split paid March 17, 1999.

3.    LOANS

      Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at June 30, 1999 or December 31, 1998. In addition, there have been no loan charge-offs or recoveries during the six months ended June 30, 1999 and 1998. Loans consisted of the following at June 30, 1999 and December 31, 1998:


                                                                        JUNE 30,             DECEMBER 31,
                                                                           1999                  1998

          Loans to individuals                                          $  43,704,270      $     25,582,978
          Loans to not-for-profit institutions                                 12,500                12,500
          Loans to mutual funds                                            79,850,443            28,796,507
                                                                   -------------------     -----------------
                                                                          123,567,213            54,391,985

          Less allowance for loan losses                                      100,000               100,000
                                                                   -------------------     -----------------
          Total                                                         $ 123,467,213       $    54,291,985
                                                                   -------------------     -----------------
                                                                   -------------------     -----------------

      The Company had commitments to lend of approximately $149,620,000 and $141,399,000 at June 30, 1999 and December 31, 1998, respectively. The terms of these commitments are similar to the terms of outstanding loans.


4.    DEPOSITS

      Time deposits at June 30, 1999 and December 31, 1998 include noninterest-bearing amounts at both dates of approximately $65,000,000.

      All time deposits had a minimum balance of $100,000 and a maturity of less than six months at June 30, 1999 and December 31, 1998.



5.    SHORT-TERM BORROWINGS

      The components of short-term borrowings are as follows at June 30, 1999 and December 31, 1998.


                                                                        JUNE 30,             DECEMBER 31,
                                                                           1999                  1998

          Federal Home Loan Bank of Boston                          $     100,000,000       $             -
          Treasury, tax and loan account                                    1,000,000                     -
                                                                   -------------------     -----------------
          Total                                                     $     101,000,000       $             -
                                                                   -------------------     -----------------
                                                                   -------------------     -----------------

      The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston which is utilized on an overnight basis to satisfy temporary funding requirements. The interest rate on the outstanding balance at June 30, 1999 was 5.56%.

      The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, tax and loan account. The Federal Reserve Bank charges the Company interest at the Federal funds rate on such deposits. The interest rate on the outstanding balance at June 30, 1999 was 4.73%.

6.      STOCKHOLDERS' EQUITY

      The Company has authorized 1,000,000 shares of Preferred Stock and 20,000,000 shares of Common Stock, all with a par value of $0.01 per share.

      On February 16, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on March 1, 1999. The dividend was paid on March 17, 1999. A total of 6,797,973 shares of common stock were issued in connection with the split. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. The stock split did not cause any change in the $0.01 par value per share of the common stock or in total stockholders' equity. Prior period share and per share amounts have been restated for the stock split.

      The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

      Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 2,320,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock. Of the 2,320,000 shares of Common Stock authorized for issuance under the plan, 718,688 were available for grant at June 30, 1999.

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

      The exercise price of options under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the incentive stock options under the Amended and Restated 1995 Stock Plan may not be less than the fair market value at the date of the grant. The exercise price of the non-qualified options from the Amended and Restated 1995 Stock Plan is determined by the compensation committee of the Board of Directors. All options become exercisable as specified by the Compensation Committee at the date of the grant.

      In November 1995, the Company granted 224,000 of shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 210,000 shares vest in sixty equal monthly installments, and the remainder vests in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. On March 31, 1998, the Company repurchased 4,000 unvested shares for $77,000 under the terms of the Amended and Restated 1995 Stock Plan. On May 29, 1998, the Company granted 20,000 shares of Common Stock to an officer of Investors Capital Services, Inc. The Company has recorded deferred compensation of $943,592 and $1,198,604 at June 30, 1999 and December 31, 1998 respectively, related to these grants.

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

      A summary of option activity under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:


                                                                    NUMBER OF             WEIGHTED-AVERAGE
                                                                     SHARES                EXERCISE PRICE

        Outstanding at December 31, 1998                              1,405,622        $         21
        Granted                                                         106,505                  30
        Exercised                                                     (283,284)                  31
        Canceled                                                       (12,276)                  20
                                                                  --------------
        Outstanding at June 30, 1999                                  1,216,567        $         22
                                                                  --------------
                                                                  --------------
        Outstanding and exercisable at June 30, 1999                    607,897
                                                                  --------------
                                                                  --------------


                                                                    NUMBER OF             WEIGHTED-AVERAGE
                                                                     SHARES                EXERCISE PRICE

        Outstanding at December 31, 1997                              1,034,568        $         15
        Granted                                                         111,256                  25
        Exercised                                                      (42,460)                  23
        Canceled                                                       (45,212)                  11
                                                                  --------------
        Outstanding at June 30, 1998                                  1,058,152        $         18
                                                                  --------------
        Outstanding and exercisable at June 30, 1998                    352,812
                                                                  --------------
                                                                  --------------

      A summary of activity under the 1997 Employee Stock Purchase Plan is as follows:


                                                                             1999                1998
                                                                        --------------- --- ---------------
                                                                            SHARES              SHARES
                                                                        ---------------     ---------------
        Total shares available under the Plan, beginning of period             216,802             257,504

           Issued at June 30                                                  (21,247)            (20,732)
           Issued at December 31                                                     -            (19,970)
                                                                        ---------------     ---------------
                                                                        ---------------     ---------------
        Total shares available under the Plan, end of period                   195,555             216,802
                                                                        ---------------     ---------------
                                                                        ---------------     ---------------


      During the six months ended June 30, 1999, the purchase price of the stock was $27.50 or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1999.

      During the year ended December 31, 1998, the purchase price of the stock was $21.625, or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1998, and $23.875, or 90% of the average market value of the Common Stock on the last business day of the payment period ending December 31, 1998.

      EARNINGS PER SHARE - Under SFAS No. 128, the Company is required to disclose a reconciliation of Basic EPS and Diluted EPS for the periods ended June 30, 1999 and 1998 as follows:


                                                                                                                        PER-
                                                                                                                       SHARE
                                                                                                                       AMOUNT
                                                                                 INCOME              SHARES

         JUNE 30, 1999
         BASIC EPS
         Income available to common stockholders                              $    9,907,188          14,098,591     $     0.70
                                                                                                                     ------------
                                                                                                                     ------------

         Dilutive effect of common equivalent shares of stock options                                    458,695
                                                                                                 ----------------

         DILUTED EPS
         Income available to common stockholders                             $     9,907,188          14,557,286     $     0.68
                                                                             ----------------    ----------------    ------------
                                                                             ----------------    ----------------    ------------

         JUNE 30, 1998
         BASIC EPS
         Income available to common stockholders                              $    6,747,287          13,365,562     $     0.50
                                                                                                                     ------------
                                                                                                                     ------------

         Dilutive effect of common equivalent shares of stock options                                    404,106
                                                                                                 ----------------

         DILUTED EPS
         Income available to common stockholders                              $    6,747,287          13,769,668     $     0.49
                                                                             ----------------    ----------------    ------------
                                                                             ----------------    ----------------    ------------




7.    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      LINES OF CREDIT - At June 30, 1999, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $202,680,000, against which $53,060,000 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

      INTEREST-RATE CONTRACTS - The contractual or notional amounts of swap agreements, which are derivative financial instruments held by the Company at June 30, 1999 and 1998 were $490,000,000 and $430,000,000, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. The Company experienced no terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During the first six months of 1999, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 36 months. The weighted-average fixed-payment rates were 5.75 percent at June 30, 1999. Variable-interest payments received are indexed to the one month London Interbank Offering Rate. At June 30, 1999, the weighted-average rate of variable market-indexed interest payment obligations to the Company was 4.99 percent. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair value was approximately $1,317,963 at June 30, 1999.


8.    COMMITMENTS AND CONTINGENCIES

      RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the Federal Reserve Bank as of June 30, 1999 was $8,028,000. In addition, other cash balances in the amounts of $10,000 and $1,632,839 were pledged to secure clearings with depository institutions, National Securities Clearing Corporation and Depository Trust Company, respectively, as of June 30, 1999.

      LEASE COMMITMENTS - Minimum future commitments on non-cancelable operating leases at June 30, 1999 were as follows:

      Fiscal Year Ending
                                        Bank Premises            Equipment
        1999                            $      3,498,996      $      1,244,969
        2000                                   6,685,277             1,527,536
        2001                                   6,561,488               729,056
        2002                                   6,091,107               132,912
        2003 and beyond                       28,444,443                 2,920

      Total rent expense was $5,516,000 and $4,443,000 for the six months ended June 30, 1999 and 1998, respectively.

      On February 1, 1996, the Company entered into a five year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract was $310,000 and $305,000 for the six months ended June 30, 1999 and 1998, respectively.

      CONTINGENCIES - The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at June 30, 1999 that are material to the consolidated financial position or results of operations of the Company.


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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

      As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Company and the Bank for the quarter ended June 30, 1999 and the year ended December 31, 1998.


                                                                                                       TO BE WELL CAPITALIZED
                                                                          FOR CAPITAL                       UNDER PROMPT
                                          ACTUAL                      ADEQUACY PURPOSES:            CORRECTIVE ACTION PROVISIONS:
                              -------------------------------    ------------------------------    --------------------------------
                                  AMOUNT             RATIO           AMOUNT            RATIO           AMOUNT             RATIO
                              ----------------     ----------    ----------------     ---------    ----------------     -----------

AS OF JUNE 30, 1999:
  Total Capital
    (to Risk Weighted Assets
     - the Company)              $108,613,939         14.63%         $59,396,214         8.00%           N/A
  Total Capital
    (to Risk Weighted
    Assets -the Bank)            $105,319,286         14.21%         $59,278,315         8.00%         $74,097,894          10.00%
  Tier I Capital
    (to Risk Weighted Assets
    - the Company)               $108,513,939         14.61%         $29,698,107         4.00%           N/A
  Tier I Capital
    (to Risk Weighted Assets
     -the Bank)                  $105,219,286         14.20%         $29,639,157         4.00%         $44,458,736           6.00%
  Tier I Capital
    (to Average Assets
     - the Company)              $108,513,939          5.88%         $73,800,107         4.00%           N/A
  Tier I Capital
   (to Average Assets
   -the Bank)                    $105,219,286          5.71%         $73,748,653         4.00%         $92,185,817           5.00%

AS OF DECEMBER  31, 1998:
  Total Capital
    (to Risk Weighted Assets
     - the Company)               $70,580,033         15.34%         $36,798,822         8.00%           N/A
  Total Capital
    (to Risk Weighted Assets
     - the Bank)                  $67,866,671         14.81%         $36,652,540         8.00%         $45,815,675          10.00%
  Tier I Capital
    (to Risk Weighted Assets
     - the Company)               $70,480,033         15.32%         $18,399,411         4.00%           N/A
  Tier I Capital
    (to Risk Weighted Assets
     - the Bank)                  $67,766,671         14.79%         $18,326,270         4.00%         $27,489,405           6.00%
  Tier I Capital
    (to Average Assets
     - the Company)               $71,480,033          4.61%         $61,215,675         4.00%           N/A
  Tier I Capital
    (to Average Assets
     - the Bank)                  $67,766,671          4.43%         $61,186,835         4.00%         $76,483,544           5.00%

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

10.     SEGMENT REPORTING

      The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the six months ended June 30, 1999 and 1998, and long-lived assets by geographic area as of June 30, 1999 and 1998:



                               NET OPERATING        NET OPERATING         LONG-LIVED         LONG-LIVED
        GEOGRAPHIC                REVENUE              REVENUE              ASSETS             ASSETS
        INFORMATION:                1999                 1998                1999               1998
        ------------------    ----------------     ----------------     ---------------    ----------------

        United States             $76,262,262          $55,357,295         $10,854,226          $8,925,295

        Ireland                     2,207,715            1,873,173             372,296             290,808

        Canada                      1,232,873            1,816,567             206,755             324,936

        Cayman Islands                 63,898              103,886                   -                   -
                              ----------------     ----------------     ---------------    ----------------
        Total                     $79,766,748          $59,150,921         $11,433,277          $9,541,039
                              ----------------     ----------------     ---------------    ----------------
                              ----------------     ----------------     ---------------    ----------------


      The following represents the Company's operating revenue by service line for the six months ended June 30, 1999 and 1998:


                                                     OPERATING                 OPERATING
                                                      REVENUE                   REVENUE
        SERVICE LINES:                                  1999                      1998
        -------------------------------------     ------------------      --------------------
        Custody, accounting, transfer                   $57,120,423               $40,545,527
        agency, and administration

        Investment advisory                                 749,107                   349,224

        Securities lending                                3,439,826                 1,834,326

        Foreign exchange                                  2,407,724                 2,566,711
                                                  ------------------      --------------------
        Total                                           $63,717,080               $45,295,788
                                                  ------------------      --------------------
                                                  ------------------      --------------------

      No one customer accounted for 10% of the Company's consolidated net operating revenues for the six months ended June 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiaries, Investors Bank & Trust Company and Investors Capital Services, Inc., provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 64 mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for net assets that totaled approximately $268 billion at June 30, 1999, including approximately $14 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

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

         On October 1, 1998, the Bank acquired the domestic institutional trust and custody business (`the Business') of BankBoston, N.A. Under the terms of the purchase agreement, the Company paid approximately $48 million to BankBoston as of the closing and will pay up to an additional $6 million in October of 1999 depending upon business performance. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Company acts as custodian for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. The Company provides transaction processing and asset safekeeping and servicing to the clients of those businesses.

         On February 16, 1999, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable March 17, 1999 to stockholders of record on March 1, 1999. All share numbers in this Report have been restated to reflect the two-for-one stock split paid March 17, 1999, where applicable.

         On March 26, 1999, the Company completed the issuance and sale of 900,000 shares of Common Stock at $29 per share in a private placement to one investor. The net capital raised in the private placement was used to support the Company's balance sheet growth.

REVENUE AND INCOME OVERVIEW

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and non-interest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of financial results. Net operating revenue increased 35% to $79,767,000 in the first six months of 1999 from $59,151,000 in the first six months of 1998.

         Non-interest income consists primarily of fees for financial asset administration and is principally derived from custody, multicurrency accounting, transfer agency and administration services for financial asset managers and the assets they control. The Company's clients pay fees based on the volume of assets under custody, portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and performance measurement are needed. Asset-based fees are usually charged on a sliding scale and are subject to minimum fees. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, the Company's fees may be a smaller percentage of those assets. Fees for individually managed accounts, such as custodial, trust and portfolio accounting services for individuals, investment advisors, private trustees, financial planners, other banks and fiduciaries, and other institutions are also included in non-interest income.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called `forward-looking statements,' which involve risks and uncertainties. Forward looking statements in this 10-Q include certain statements regarding the Company's Year 2000 Project and liquidity. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

         The Company's future results are subject to substantial risks and uncertainties. The Company's liquidity is dependent, in part, upon the continued availability of current borrowing facilities, the loss of which may impair the Company's access to liquid funds. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates or changes in the relationship between certain index rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days' notice.

         The Company has been experiencing a period of rapid growth, which places a strain on all of its resources, including management. In addition, the Company must successfully integrate future acquisitions, if any, into the Company's business. Also, the Company must continue to attract and retain skilled personnel in a tight labor market. If the Company fails to manage growth effectively, integrate acquisitions successfully or attract and retain skilled employees, it could reduce the quality of the Company's services, lead to loss of key employees and clients, and have a material adverse effect on the Company's operations.

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

         Any failure of the Company's internal computer systems, third party data communications, third party hardware and software providers, other third party vendors, or industry bodies due to the Year 2000 Issue could have a material adverse impact on the Company's ability to provide timely and accurate services to its clients. Any remediation by clients, vendors, or other industry bodies that is incompatible with the Company's systems also could have a material adverse impact on the Company's services. As a result, any such failure could have a material adverse impact on the Company's financial condition and results of operations. In addition, because the Company is regulated by Federal and state banking authorities, failure to be Year 2000 compliant could subject the Company to formal supervisory or enforcement actions, which could have a material adverse impact on the Company's business.

         Commencing in 1997, the Company, with the assistance of an outside consultant, assessed its Year 2000 compliance status and developed a comprehensive program to address related issues. As part of the assessment process, the Company developed a phased approach which included: creating an inventory of potentially date sensitive items; assigning a risk rating to each item; assessing the compliance status of each item; taking corrective action to renovate, replace, modify or upgrade to achieve compliance; validating compliance; and developing and validating contingency plans for each critical function as required. The Company inventoried date sensitive items, assigned risk ratings and assessed the compliance status of each item. Based on this assessment, the Company determined that it would be required to modify or upgrade portions of its software so that its computer systems would properly process dates beyond December 31, 1999.

RENOVATION AND TESTING

         The Company has utilized both internal and external resources to modify, upgrade or replace existing software and to test such software for Year 2000 compliance. As of June 30, 1999, all of the Company's existing internal applications have been renovated, compliance tested and approved. Compliance testing consisted of executing an acceptance test where simulations of specific `time shift' scenarios were performed for each application in order to test key dates and conditions. All test data was then subject to detailed review and certification by independent third-party reviewers prior to approval.

         In addition, as of June 30, 1999 the Company completed integration testing and validation. During the integration test phase the Company tested interfaces with clients, business partners and industry agencies, as well as the Company's internal applications. In early 1999, the Company offered its fund accounting and custody clients the opportunity to participate in comprehensive Year 2000 testing. A detailed test packet of information was distributed to these clients, their advisors and other interested parties. The information packet described the process for testing with the Company and included test scripts, test portfolios and a sign-up sheet for testing. A number of clients participated in testing during the second quarter of 1999, for which all testing efforts were completed successfully.

      During the first two quarters of 1999, the Company participated in industry-wide Year 2000 testing, or "street testing". The Company completed successful testing with the Securities Industry Association, the Depository Trust Company, the Federal Reserve Bank and the Bank of New York. The Company also completed integration tests with data providers who deliver important information to the Company, such as security prices and corporate action notifications.

      The Company has also continued its efforts with regard to its network of global subcustodians. The Company is a member of the Custody2000 Group, an industry association leading the development of standardized Year 2000 testing among major global industry participants. Members of the Custody2000 Group are assigned testing with certain global service providers and share the results with all members of the group. The Company has completed all scheduled testing successfully and is scheduled to complete the remaining testing during the third quarter of 1999. The Company also participates in the Association of Global Custodians Year 2000 sub-committee which monitors the Year 2000 status of global depositories, clearing agencies, stock exchanges and payment systems.

         During the fourth quarter of 1999, the Company will conduct recertification testing, the final stage of the Year 2000 test effort. Recertification testing involves re-executing compliance testing for core applications prior to the end of 1999 as well as testing of any new development efforts not part of the original Year 2000 test effort. The Company will implement a freeze on new system implementation in the fourth quarter.

CONTINGENCY PLANNING AND EVENT MANAGEMENT

         During the second quarter of 1999 the Company completed the development and validation of its Year 2000 Business Resumption Contingency Plan. This plan addresses contingencies for all key services and products of the Company and is derived from separate Year 2000 contingency plans for each business unit. The contingency plans were developed to mitigate the risks associated with (1) the failure to successfully complete renovation, validation, or implementation of any of our Year 2000 compliance efforts and (2) the failure of systems at critical dates before and after the Year 2000. All plans were reviewed and validated by an independent team composed of members from senior management and internal audit.

         The Company is also undertaking extensive event management efforts. Event management integrates all Year 2000 transition activities, including contingency plan activation, and includes three components:

         - Preparation activities performed prior to the century date change;
         - Rollover weekend activities taking place during the weekend of January 1, 2000; and
         -        Post-Year 2000 validation activities.

         In the third quarter of 1999, selected business units will participate in simulation exercises to test and enhance the effectiveness of the contingency plans. In addition, the Company created an event management communication center that will coordinate, control and exchange information relating to Year 2000 efforts and status. Finally, the Company will conduct staff training sessions during the third and fourth quarters of 1999 to prepare for the Year 2000 rollover.

         Updates on the status of the Company's Year 2000 efforts are provided regularly to senior management and the Board of Directors. The Company's Year 2000 program is also subject to review by the Company's internal audit department and by Federal bank regulatory agencies.

COSTS

         The remaining 1999 cost of the Year 2000 project is estimated to be $841,000, which will be expensed as incurred. These 1999 costs may include, but are not limited to, recertification testing, completion of testing with third parties and testing of newly implemented systems. These amounts are not expected to have a material effect on the Company's results of operations. As of June 30, 1999, cumulative program expenditures were $3,149,000, of which $1,384,000 were incurred in the first six months of 1999. All amounts expensed and to be expensed in connection with the Year 2000 issue will be funded through operating cash flows.

         The costs of the project and the dates on which the Company plans to perform and complete Year 2000 recertification testing and simulation exercises are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, availability of and cooperation by clients, vendors and other third parties, the compatibility of third-party interfaces, and similar uncertainties.

STATEMENT OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Noninterest Income

         Noninterest income increased $17,750,000 to $63,985,000 for the six months ended June 30, 1999 from $46,235,000 for the six months ended June 30, 1998. Noninterest income consists of the following items:


                                                                   For the Six Months Ended
                                                                           June 30,
                                                    -------------------------------------------------------
                                                         1999               1998               Change
                                                    ---------------     --------------    -----------------
                                                         (Dollars in thousands)

               Asset administration fees                   $63,471            $45,023              41 %
               Computer service fees                           246                273            (10)
               Other operating income                          268                468            (43)
               Gain on sale of securities                        -                471           (100)
                                                    ---------------     --------------
                                                    ---------------     --------------

               Total Noninterest Income                    $63,985            $46,235              38 %
                                                    ---------------     --------------
                                                    ---------------     --------------


         Asset administration fees increased $18,448,000 to $63,471,000 for the six months ended June 30, 1999 compared to $45,023,000 for the six months ended June 30, 1998. The largest component of asset administration fees is asset-based fees, which increased between periods due to an increase in assets processed. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total net assets processed increased to $268 billion at June 30, 1999 from $164 billion at June 30, 1998. Of the $104 billion net increase, approximately $71 billion relates to the Company's acquisition of BankBoston's domestic institutional custody business on October 1, 1998. Of the remaining $33 billion net increase, approximately 51% reflects assets processed for new clients and the remainder reflects growth of assets processed for existing clients. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as cash management and securities lending services.

         Computer service fees consist of amounts charged by the Company for data processing services related to client accounts. The decrease in computer service fees related to the expiration of certain maintenance contracts related to client accounts. Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston stock investment and miscellaneous transaction-oriented private banking fees. The decrease in other operating income resulted from services previously provided by Investors Capital Advisors, Inc., a wholly owned subsidiary of the Company, which could no longer be provided due to regulatory restrictions imposed on the Company. Investors Capital Advisors, Inc. was merged with and into Investors Capital Services, Inc. on December 31, 1998.

Operating Expenses

         Total operating expenses increased by $16,517,000 to $63,759,000 for the six months ended June 30, 1999 compared to $47,242,000 for the six months ended June 30, 1998. The components of operating expenses were as follows:


                                                       For the Six Months Ended June 30
                                            -------------------   ---------------    --------------
                                                   1999                1998             Change
                                            -------------------   ---------------    --------------
                                                   (Dollars in thousands)
Compensation and benefits                             $ 38,853          $ 29,347               32%
Technology and telecommunications                        7,426             5,322               40%
Transaction processing services                          4,293             3,962                8%
Occupancy                                                4,039             3,418               18%
Depreciation and amortization                            1,850             1,270               46%
Amortization of goodwill                                   887                 -              100%
Travel and sales promotion                               1,084             1,003                8%
Professional fees                                        1,691               788              114%
Insurance                                                  383               392              (3)%
Other operating expenses                                 3,253             1,740               87%
                                            -------------------   ---------------
Total Operating Expenses                              $ 63,759          $ 47,242               35%
                                            -------------------   ---------------
                                            -------------------   ---------------


         Compensation and benefits expense increased by $9,506,000 or 32% from period to period due to several factors. The average number of employees increased 26% to 1,341 during the six months ended June 30, 1999 from 1,068 during the same period in 1998. This increase in number of employees relates to the increase in client relationships, the expansion of existing client relationships during the period and the addition of employees related to the BankBoston acquisition in October 1998. In addition, compensation expense related to the Company's management incentive plans increased $1,460,000 between periods because of the increase in earnings subject to incentive payments. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $1,192,000 for the six months ended June 30, 1999 from the same period in 1998. The increase was due principally to increased payroll taxes attributable to the increase in compensation expense.

         Technology and telecommunications expense consists of operating lease payments for microcomputers, fees charged by Electronic Data Systems for mainframe data processing, telephone expense, software maintenance fees and licenses, optical imaging and contracting programming fees. Technology and telecommunications expense increased $2,104,000 from period to period. Expenses related to the conversion of the BankBoston business, and on-going support accounted for $1,169,000 of the increase. Also, contributing to the increase was the Company's use of contract programmers to perform information systems development projects, which accounted for $520,000 of the increase. Fees charged by EDS increased $267,000 due to increased volume of mainframe data processing. Increased hardware and software expenses needed to support the growth in assets processed comprised the remainder of the increase.

         Occupancy expense increased $621,000 to $4,039,000 for the six months ended June 30, 1999 from $3,418,000 for the six months ended June 30, 1998. The increase resulted from the temporary rental of office space relating to the BankBoston acquisition, along with expansion of office space in the Company's Boston and Dublin locations.

         Depreciation and amortization expense increased $580,000 to $1,850,000 for the six months ended June 30, 1999 from $1,270,000 for the six months ended June 30, 1998. Of the increase, $217,000 related to software costs capitalized under SOP 98-1 throughout 1998 which were placed in service in 1999.
Also contributing to the increase was depreciation relating to fixed assets acquired from BankBoston.

         The acquisition of BankBoston's institutional trust and custody business was accounted for using the purchase method of accounting and, as a result, the purchase price was allocated first to all identifiable tangible and intangible assets acquired and liabilities assumed. The remainder of the purchase price was then allocated to goodwill. Goodwill expense relates to the amortization of the resulting goodwill from the acquisition, which is being amortized over its estimated useful life.

         Professional fees increased $903,000 to $1,691,000 for the six months ended June 30, 1999 from $788,000 for the six months ended June 30, 1998. The increase in professional fees was mainly attributable to consulting services related to the integration of the BankBoston business and to tax planning.

         Other operating expenses include fees for office supplies, recruiting costs, temporary help and various fees assessed by the Massachusetts Banking Commission. These expenses increased $1,513,000 to $3,253,000 for the six months ended June 30, 1999 from $1,740,000 for the six months ended June 30, 1998. Recruiting costs accounted for $436,000 of the increase, resulting from the growth in the Company's staffing needs. The growth in assets processed has resulted in an overall increase in operating expenses.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the six months ended June 30, 1999 compared to the same period in 1998.


                                             Change        Change
                                             Due to        Due to
                                             Volume         Rate           Net
                                           ------------ -------------- ------------
                                                   (Dollars in thousands)
INTEREST-EARNING ASSETS
 Fed funds sold and
   interest-earning deposits               $       501   $       (101) $       400
 Investment securities                           4,724         (1,835)       2,889
 Loans                                           (111)            102           (9)
                                           ------------ -------------- ------------
 Total interest-earning assets             $     5,114   $    (1,834)  $     3,280
                                           ------------ -------------- ------------

 INTEREST-BEARING LIABILITIES
 Deposits                                  $    7,428    $    (1,126)  $     6,302

 Borrowings                                    (2,870)        (3,017)       (5,887)
                                           ------------ -------------- ------------
 Total interest-bearing liabilities        $     4,558   $    (4,143)  $      415

                                           ------------ -------------- ------------

Change in net interest income              $       556   $     2,309   $     2,865
                                           ------------ -------------- ------------
                                           ------------ -------------- ------------


         Net interest income increased $2,865,000 or 22% to $15,781,000 for the six months ended June 30, 1999 from $12,916,000 for the same period in 1998. This net increase resulted from an increase in interest income of $3,280,000 offset by an increase in interest expense of $415,000. The net impact of the above changes was a 13 basis point increase in net interest margin.

         The increase in net interest income resulted primarily from an expansion of the balance sheet. The equity obtained in the $26 million private placement completed in March 1999 allowed the Company to expand the average balance sheet with deposits that had been in third-party sweeps. The Company's average interest earning assets increased 14% compared to the same period in 1998.

         Interest expense increased due to a 23% increase in average interest-bearing liabilities. The increase in average interest-bearing liabilities was offset in part by a decrease in the average interest rate paid by the Company from 5.03% to 4.14% during the period.

Income Taxes

         Taxes for the six months ended June 30, 1999 were $5.3 million, up from $4.4 million a year ago. The effective tax rate for the period was 33%, which compares to 37% for the same period in the prior year. The period-over-period decrease resulted from the restructuring of corporate entities for state tax planning purposes.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

Noninterest Income

         Noninterest income increased $8,330,000 to $32,352,000 for the quarter ended June 30, 1999 from $24,022,000 for the quarter ended June 30, 1998. Noninterest income consists of the following items:


                                                                    For the Quarter Ended
                                                                           June 30,
                                                    -------------------------------------------------------
                                                         1999               1998               Change
                                                    ---------------     --------------    -----------------
                                                         (Dollars in thousands)

               Asset administration fees                   $32,091            $23,335              38 %
               Computer service fees                           122                139            (12) %
               Other operating income                          139                277            (50) %
               Gain on sale of securities                        -                271           (100) %
                                                    ---------------     --------------
               Total Noninterest Income                    $32,352            $24,022              35 %
                                                    ---------------     --------------
                                                    ---------------     --------------

         Asset administration fees increased $8,756,000 to $32,091,000 for the quarter ended June 30, 1999 compared to $23,335,000 for the quarter ended June 30, 1998. The largest component of asset administration fees is asset-based fees, which increased between periods due to an increase in assets processed. Total net assets processed increased to $268 billion at June 30, 1999 from $164 billion at June 30, 1998. Of the $104 billion net increase, approximately $71 billion relates to the Company's acquisition of BankBoston's domestic institutional custody business on October 1, 1998. Of the remaining $33 billion net increase, approximately 51% reflects assets processed for new clients and the remainder reflects growth of assets processed for existing clients. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as cash management services.

         Computer service fees consist of amounts charged by the Company for data processing services related to client accounts. The decrease in computer service fees related to the expiration of certain maintenance contracts related to client accounts. Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston stock investment and miscellaneous transaction-oriented private banking fees. The decrease in other operating income resulted from services previously provided by Investors Capital Advisors, Inc., a wholly owned subsidiary of the Company, which could no longer be provided due to regulatory restrictions imposed on the Company. Investors Capital Advisors, Inc. was merged with and into Investors Capital Services, Inc. on December 31, 1998.

Operating Expenses

         Total operating expenses increased by $9,267,000 to $32,832,000 for the quarter ended June 30, 1999 compared to $23,565,000 for the quarter ended June 30, 1998. The components of operating expenses were as follows:

                                                        For the Quarter Ended June 30,
                                            -------------------   ---------------    --------------
                                                   1999                1998             Change
                                            -------------------   ---------------    --------------
                                                   (Dollars in thousands)
Compensation and benefits                              $19,956           $14,679               36%
Technology and telecommunications                        3,806             2,715               40%
Transaction processing services                          2,113             1,931                9%
Occupancy                                                2,079             1,731               20%
Depreciation and amortization                              972               669               45%
Amortization of goodwill                                   443                 -              100%
Travel and sales promotion                                 577               586              (2)%
Professional fees                                        1,045               522              100%
Insurance                                                  193               199              (3)%
Other operating expenses                                 1,648               533              209%
                                            -------------------   ---------------
Total Operating Expenses                               $32,832           $23,565               39%
                                            -------------------   ---------------
                                            -------------------   ---------------


         Compensation and benefits expense increased by $5,277,000 or 36% from period to period due to several factors. The average number of employees increased 27% to 1,374 during the quarter ended June 30, 1999 from 1,078 during the same period in 1998. This increase in number of employees relates to the increase in client relationships, the expansion of existing client relationships during the period and the addition of employees related to the BankBoston acquisition in October 1998. In addition, compensation expense related to the Company's management incentive plans increased $910,000 between periods because of the increase in earnings subject to incentive payments. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $669,000 for the quarter ended June 30, 1999 from the same period in 1998.

         Technology and telecommunications expense consists of operating lease payments for microcomputers, fees charged by Electronic Data Systems for mainframe data processing, telephone expense, software maintenance fees and licenses, optical imaging and contracting programming fees. Technology and telecommunications expense increased $1,091,000 from period to period. Expenses related to the conversion of the BankBoston business, and on-going support accounted for $612,000 of the increase. Fees charged by EDS increased $219,000 due to increased volume of mainframe data processing. Also, contributing to the increase was the Company's use of contract programmers to perform information systems development projects, which accounted for $184,000 of the increase. Increased hardware and software expenses needed to support the growth in assets processed comprised the remainder of the increase.

         Occupancy expense increased $348,000 to $2,079,000 for the quarter ended June 30, 1999 from $1,731,000 for the quarter ended June 30, 1998. The increase resulted from the temporary rental of office space relating to the BankBoston business, along with expansion of office space in the Company's Boston and Dublin locations.

         Depreciation and amortization expense increased $303,000 to $972,000 for the quarter ended June 30, 1999 from $669,000 for the quarter ended June 30, 1998. Of the increase, $108,000 related to software costs capitalized under SOP 98-1 throughout 1998 and had been placed in service in 1999. The remainder of the increase related to fixed assets acquired due to increased headcount and office space.

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

          Professional fees increased $523,000 to $1,045,000 for the quarter ended June 30, 1999 from $522,000 for the quarter ended June 30, 1998. The increase in professional fees was mainly attributable to consulting services related to the integration of the BankBoston business and to tax planning.

         Other operating expenses include fees for office supplies, recruiting costs, temporary help and various fees assessed by the Massachusetts Banking Commission. These expenses increased $1,115,000 to $1,648,000 for the quarter ended June 30, 1999 from $533,000 for the quarter ended June 30, 1998. Recruiting costs accounted for $323,000 of the increase, resulting from the growth in the Company's staffing needs. The growth in assets processed has resulted in an overall increase in operating expenses.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended June 30, 1999 compared to the same period in 1998.


                                        Change        Change
                                        Due to        Due to
                                        Volume         Rate          Net
                                      ------------ ------------- -------------
                                              (Dollars in thousands)
INTEREST-EARNING ASSETS
 Fed funds sold and
   interest-earning deposits             $    122    $     (46)     $      76
 Investment securities                      4,485         (380)         4,105
 Loans                                        234         (364)         (130)
                                      ------------ ------------- -------------
 Total interest-earning assets           $  4,841    $    (790)     $   4,051
                                      ------------ ------------- -------------

 INTEREST-BEARING LIABILITIES
 Deposits                                $  5,169    $  (2,552)     $   2,617
 Borrowings                                   378       (1,783)       (1,405)
                                      ------------ ------------- -------------
 Total interest-bearing liabilities         5,547    $  (4,335)     $   1,212
                                      ------------ ------------- -------------

Change in net interest income            $  (706)    $    3,545     $   2,839
                                      ------------ ------------- -------------
                                      ------------ ------------- -------------

         Net interest income increased $2,839,000 or 49% to $8,631,000 for the quarter ended June 30, 1999 from $5,792,000 for the same period in 1998. This net increase resulted from an increase in interest income of $4,051,000, offset by an increase in interest expense of $1,212,000. The net impact of the above change was a 34 basis increase in net interest margin.

         The increase in interest income resulted primarily from an expansion of the balance sheet. The equity obtained in the $26 million private placement completed in March 1999 allowed the Company to expand the average balance sheet with deposits that had been in third-party sweeps. The Company's average interest-earning assets increased 23% compared to the same period in 1998.

         Interest expense increased due primarily to a 13% increase in interest-bearing liabilities. Slightly offsetting the increase in interest-bearing liabilities was a decrease in the average interest rate paid by the Company from 5.08% to 4.20% during the period.

Income Taxes

         Taxes for the quarter ended June 30, 1999 were $2.5 million, up from $2.3 million a year ago. The effective tax rate for the period was 30%, which compares to 35% for the same period in the prior year. The period-over-period decrease resulted from the restructuring of corporate entities for state tax planning purposes.


FINANCIAL CONDITION

INVESTMENT PORTFOLIO

The following table summarizes the Company's investment portfolio for the dates indicated:


                                                                  June 30,            December 31,
                                                                    1999                  1998
                                                              -----------------     -----------------
                                                                      (Dollars in thousands)

              SECURITIES HELD TO MATURITY:

              State and political subdivisions              $           63,445    $           35,821
              Mortgage-backed securities                             1,164,015               733,109
              Federal agency securities                                199,840               166,181
              Foreign government securities                              7,672                 7,706
                                                           --------------------   -------------------

              Total securities held to maturity             $        1,434,972    $          942,817
                                                           --------------------   -------------------
                                                           --------------------   -------------------
              SECURITIES AVAILABLE FOR SALE:

              State and political subdivisions              $           36,760    $           37,577
              Corporate debt                                            48,150                48,070
              Federal agency securities                                 53,270                     -
              Mortgage-backed securities                               236,266               259,422
                                                           --------------------   -------------------

              Total securities available for sale           $          374,446    $          345,069
                                                           --------------------   -------------------
                                                           --------------------   -------------------

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

         The amortized cost and weighted average yield of the Company's securities held to maturity at June 30, 1999, by effective maturity, are reflected in the following table:


                                                                   Weighted
                                                                    Average
                                                   Book Value        Yield
                                                ----------------- ------------
                                                   (Dollars in thousands)
Due from one to five years                           $   386,216        6.04%
Due after five years up to ten years                     201,978        5.95%
Due after ten years                                      846,778        6.04%
                                                -----------------
Total securities held to maturity                     $1,434,972        6.03%
                                                -----------------
                                                -----------------

         The approximate fair value and weighted average yield of the Company's securities available for sale at June 30, 1999, by effective maturity, are reflected in the following table:


                                                                   Weighted
                                                                    Average
                                                   Book Value        Yield
                                                ----------------- ------------
                                                   (Dollars in thousands)
Due within one year                                $         449        4.10%
Due from one to five years                               285,471        5.74%
Due after five years up to ten years                      34,167        5.26%
Due after ten years                                       54,359        5.39%
                                                -----------------
Total securities available for sale                $     374,446        5.64%
                                                -----------------
                                                -----------------

LOAN PORTFOLIO

         The following table summarizes the Company's loan portfolio for the dates indicated:


                                            June 30,         December 31,
                                              1999               1998
                                         --------------     ---------------
                                              (Dollars in thousands)
    Loans to individuals                    $   43,704         $    25,583
    Loans to not-for-profit                         13                  13
organizations
    Loans to mutual funds                       79,850              28,796
                                          -------------     ---------------
                                               123,567              54,392
    Less: allowance for loan losses              (100)               (100)
                                          -------------     ---------------
    Net loans                                $ 123,467         $    54,292
                                          -------------     ---------------
                                          -------------     ---------------
    Floating Rate                            $ 123,454         $    54,279
    Fixed Rate                                      13                  13
                                          -------------     ---------------
                                             $ 123,467         $    54,292
                                          -------------     ---------------
                                          -------------     ---------------

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

         At June 30, 1999, the Company's only lending concentrations which exceeded 10% of total loans were the revolving lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs or adverse credit actions in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of June 30, 1999, there were no past due loans, troubled debt restructurings, or any loans on non-accrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $100,000 at June 30, 1999. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at June 30, 1999:


                                      Within           Three            Six             One
                                       Three           to Six        to Twelve        Year to         Over Five
                                      Months           Months          Months        Five Years         Years            Total
                                   --------------   -------------   -------------   -------------   --------------   --------------
                                                                        (Dollars in thousands)
Interest-earning assets (1):
    Federal Funds sold             $      87,000    $          -    $          -    $          -    $           -    $      87,000
    Investment securities (2)            820,078         134,360         217,695         368,403          268,881        1,809,417
    Loans - fixed rate                   123,454               -               -               -                -          123,454
    Loans - variable rate                      -               -               -              13                -               13
                                   --------------   -------------   -------------   -------------   --------------   --------------
       Total interest-earning
         assets                    $   1,030,532    $    134,360    $    217,695    $    368,416    $     268,881    $   2,019,884

Interest-bearing liabilities:
    Demand deposit accounts        $       6,130    $          -    $          -    $          -    $           -    $       6,130
    Savings accounts                     969,092               -               -               -                -          969,092
    Time deposit accounts                 20,859               -               -               -                -           20,859
    Interest rate contracts            (430,000)          30,000         100,000         300,000                -                -
    Short term borrowings                652,845               -               -               -                -          652,845
                                   --------------   -------------   -------------   -------------   --------------   --------------
       Total interest-bearing
         liabilities               $   1,218,926    $     30,000    $    100,000    $    300,000     $          -    $   1,648,926
                                   --------------   -------------   -------------   -------------   --------------   --------------

       Net interest sensitivity
         gap during the period     ($    188,394)   $    104,360    $    117,695    $     68,416    $     268,881    $     370,958
                                   --------------   -------------   -------------   -------------   --------------   --------------
                                   --------------   -------------   -------------   -------------   --------------   --------------

       Cumulative gap              ($    188,394)   ($    84,034)   $     33,661    $    102,077    $     370,958
                                   --------------   -------------   -------------   -------------   --------------
                                   --------------   -------------   -------------   -------------   --------------

Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)              84.54%          93.27%         102.50%         106.19%          122.50%
                                   --------------   -------------   -------------   -------------   --------------
                                   --------------   -------------   -------------   -------------   --------------

Interest sensitive assets as a
    percent of total assets
    (cumulative)                          47.73%          53.96%          64.04%          81.10%           93.56%
                                   --------------   -------------   -------------   -------------   --------------
                                   --------------   -------------   -------------   -------------   --------------

Net interest sensitivity gap as a
    percent of total assets              (8.73%)           4.83%           5.45%           3.17%           12.45%
                                   --------------   -------------   -------------   -------------   --------------
                                   --------------   -------------   -------------   -------------   --------------

Cumulative gap as a percent
    of total assets                      (8.73%)         (3.89%)           1.56%           4.73%           17.18%
                                   --------------   -------------   -------------   -------------   --------------
                                   --------------   -------------   -------------   -------------   --------------



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

         The Bank's primary tool in managing interest rate risk in this manner is an income simulation model wherein the Company projects the future net interest income derived from the most current projected balance sheet using a variety of interest rate scenarios. The model seeks to adjust for cash flow changes arising from the changing interest rates for mortgage prepayments, callable securities and adjustable rate securities. The Company also utilizes interest rate swap agreements to manage interest risk. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities.

         The results of the sensitivity analysis as of June 30, 1999 and June 30, 1998, indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 8.37% and 6.22%, respectively, versus the policy limit of 10%. Conversely, a downward shift of 200 basis points would result in an increase in projected net interest income of 6.71% and 5.42%, respectively.

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

         The Company's ability to pay dividends on the Common Stock may depend on the receipt of dividends from the Bank. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Company expects to pay to an annual dividend to its stockholders, currently estimated to be in an amount equal to $.08 per share of outstanding Common Stock (approximately $1,164,387 based upon 14,554,842 shares outstanding as of June 30, 1999).

         At June 30, 1999 and 1998, cash and cash equivalents were 1% of total assets. At June 30, 1999, approximately $22 million or 1% of total assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of June 30, 1999 was $236 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company. There can be no assurance, however, that such funding will be available on a timely basis, if at all. Lack of availability of liquid funds could have a material adverse impact on the operations of the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at June 30, 1999 was $1.3 billion.

         The Company also has a borrowing arrangement with the Federal Home Loan Bank of Boston (the `FHLBB') whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to
(i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at June 30, 1999 was $810 million.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $11,648,343 for the six months ended June 30, 1999. Net cash used for investing activities, consisting primarily of purchases of investment securities, proceeds from maturities of investment securities, and purchases of acquisitions was $683,217,466 for the six months ended June 30, 1999. Net cash provided by financing activities, consisting primarily of net activity in deposits, was $679,063,375 for the six months ended June 30, 1999.

CAPITAL RESOURCES

         Historically, the Company has financed its operations principally through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $2,436,825 and $2,295,832 for the six months ended June 30, 1999 and 1998, respectively.

         Stockholders' equity at June 30, 1999 was $125,646,000, an increase of $37,363,000 or 42%, from $88,283,000 at December 31, 1998. The ratio of stockholders' equity to assets decreased to 5.82% at June 30, 1999 from 6.02% at December 31, 1998.

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

         The following table summarizes the Company's Tier I and total capital ratios at June 30, 1999:


                                                                         Amount           Ratio
                                                                      --------------  ---------------
                                                                              (Dollars in thousands)
                 Tier I capital                                          $  108,514           14.61%
                 Tier I capital minimum requirement                          29,698            4.00%
                                                                      --------------  ---------------

                 Excess Tier I capital                                  $    78,819           10.61%
                                                                      --------------  ---------------
                                                                      --------------  ---------------

                 Total capital                                            $ 108,614           14.63%
                 Total capital minimum requirement                           59,396            8.00%
                                                                      --------------  ---------------

                 Excess Total capital                                    $   49,218            6.63%
                                                                      --------------  ---------------
                                                                      --------------  ---------------

                 Risk adjusted assets, net of intangible assets           $ 742,453
                                                                      --------------
                                                                      --------------


         The following table summarizes the Bank's Tier I and total capital ratios at June 30, 1999:


                                                                         Amount           Ratio
                                                                      --------------  ---------------
                                                                              (Dollars in thousands)
                 Tier I capital                                            $105,219           14.20%
                 Tier I capital minimum requirement                          29,639            4.00%
                                                                      --------------  ---------------

                 Excess Tier I capital                                    $  75,580           10.20%
                                                                      --------------  ---------------
                                                                      --------------  ---------------


                 Total capital                                             $105,319           14.21%
                 Total capital minimum requirement                           59,278            8.00%
                                                                      --------------  ---------------

                 Excess Total capital                                     $  46,041            6.21%
                                                                      --------------  ---------------
                                                                      --------------  ---------------


                 Risk adjusted assets, net of intangible assets            $740,979
                                                                      --------------
                                                                      --------------



         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of the Company and the Bank be reduced by most intangible assets. The Company's Leverage Ratio at June 30, 1999 was 5.88%, which is in excess of regulatory requirements. The Bank's Leverage Ratio at June 30, 1999 was 5.71%, which is in excess of regulatory requirements.

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated:


                                              Six Months Ended June 30, 1999                Six Months Ended June 30, 1998
                                         ------------------------------------------    ------------------------------------------
                                            Average                      Average          Average                     Average
                                            Balance        Interest    Yield/Cost         Balance      Interest     Yield/Cost
                                         --------------  ------------- ------------    -------------- -----------  --------------
                                                  (Dollars in thousands)                        (Dollars in thousands)
INTEREST EARNING ASSETS
    Federal funds sold and securities
       purchased under resale agreements $      47,494          1,119        4.71%    $       24,961  $      719           5.76%
    Investment securities  (3)               1,488,259         42,605        5.73%         1,317,464      39,716           6.03%
    Loans  (4)                                  67,713          1,506        4.45%            59,506       1,515           5.09%
                                         --------------  ------------- ------------    -------------- -----------  --------------
    Total interest earning assets            1,603,466   $     45,230        5.64%         1,401,931  $   41,950           5.98%
                                                         ------------- ------------                   -----------  --------------
    Allowance for loan losses                    (100)                                         (100)
    Non-interest-earning assets                130,050                                        84,121
                                         --------------                                --------------

    Total assets                         $   1,733,416                                $    1,485,952
                                         --------------                                --------------
                                         --------------                                --------------


INTEREST BEARING LIABILITIES
    Deposits:
       Demand                            $      59,589   $      1,348        4.52%     $     192,611  $    4,830           5.02%
       Savings                                 850,222         17,314        4.07%           331,432       7,572           4.57%
       Time                                      2,766             65        4.70%               870          23           5.29%
    Short term borrowings                      509,573         10,722        4.21%           630,376      16,609           5.27%
                                         --------------  ------------- ------------    -------------- -----------  --------------
    Total interest bearing liabilities       1,422,150   $     29,499        4.14%     $   1,155,289  $   29,034           5.03%
                                                         ------------- ------------                   -----------  --------------

    Non-interest bearing liabilities
       Demand deposits                          97,749                                       148,683
       Non-interest bearing time                65,000                                        65,000
       deposits
       Other liabilities                        17,167                                           784
                                         --------------                                --------------
    Total liabilities                        1,602,066                                     1,383,756
    Trust preferred stock                       24,195                                           167
    Equity                                     107,155                                        78,029
                                         --------------                                --------------

    Total liabilities and equity         $   1,733,416                                 $   1,485,952
                                         --------------                                --------------
                                         --------------                                --------------
    Net interest income                                  $     15,731                                 $    12,916
                                                         -------------                                -----------
                                                         -------------                                -----------

    Net interest margin  (1)                                                 1.97%                                         1.84%
                                                                       ------------                                --------------
                                                                       ------------                                --------------
    Average interest rate spread  (2)                                        1.50%                                         0.95%
                                                                       ------------                                --------------
                                                                       ------------                                --------------
    Ratio of interest-earning assets to
       interest-bearing liabilities                                        112.75%                                       121.35%
                                                                       ------------                                --------------
                                                                       ------------                                --------------

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.        The Annual Meeting of Stockholders was held on April 13, 1999.

b.        Not applicable

A vote was proposed to (1) elect Donald G. Friedl and Phyllis S. Swersky, current directors of the Company, as Class I Directors of the Company to serve for a three year term; (2) to consider and act upon a proposal to approve the Company's Amended and Restated 1995 Non-Employee Director Stock Option Plan; and
(3) ratify the selection of Deloitte & Touche LLP as independent accountants for the Company for the fiscal year ending December 31, 1999.


The voting results are as follows:



                                                       Votes          Votes          Broker
                   Matter           Votes For*       Against*       Withheld*      Abstained*
                   ------           ----------       --------       ---------      ----------

     (1)    Donald G. Friedl          5,206,268         N/A            4,574          N/A
            Phyllis S. Swersky        5,206,268         N/A            4,574          N/A

     (2)    Amended and Restated      3,745,623       1,359,492        N/A            105,727
            1995 Non-Employee
            Director Stock
            Option Plan

     (3)    Deloitte & Touche         5,198,416           5,959        N/A              6,467

         * All share numbers shown in this table DO NOT reflect the two-for-one stock split which was paid on March 17, 1999, after the record date for the Annual Meeting of Stockholders.

d.       Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (A)   EXHIBITS.
                           Exhibit 27.      Financial Data Schedule

         (B) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INVESTORS FINANCIAL SERVICES CORP.



Date:  August 13, 1999     By:  /S/ KEVIN J. SHEEHAN
                               ---------------------
                                  Kevin J. Sheehan
                                  Chairman, President and Chief
                                  Executive Officer



                           By:  /S/ KAREN C. KEENAN
                               ---------------------
                                  Karen C. Keenan
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)