Form 10-Q
period 1999-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 1999-11-12
CIK 949589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(MARK ONE)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 1999

                                       or

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

                          ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         As of October 29, 1999 there were 14,569,795 shares of Common Stock outstanding.

                       INVESTORS FINANCIAL SERVICES CORP.

                                      INDEX

PART I            FINANCIAL INFORMATION
                                                                                               PAGE

         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                    September 30, 1999 (unaudited) and December 31, 1998 (audited)             4

                  Condensed Consolidated Statements of Income and Comprehensive
                   Income  (unaudited)
                      Nine months ended September 30, 1999 and 1998                            5

                  Condensed Consolidated Statements of Income and Comprehensive
                   Income  (unaudited)
                      Three months ended September 30, 1999 and 1998                           6

                  Condensed Consolidated Statement of Stockholder's Equity (unaudited)
                    Nine months ended September 30, 1999                                       7

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                    Nine months ended September 30, 1999 and 1998                              8

                  Notes to Condensed Consolidated Financial Statements                         10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                  18
                  AND RESULTS OF OPERATIONS

PART II           OTHER INFORMATION                                                            36

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                                     37


PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







             [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

   INVESTORS FINANCIAL SERVICES CORP.
   CONDENSED CONSOLIDATED BALANCE SHEETS
   SEPTEMBER 30, 1999 AND  DECEMBER 31, 1998
-----------------------------------------------------------------------------

                                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                                     1999                      1998
   ASSETS                                                                         (unaudited)

   Cash and due from banks                                                 $           46,530,053     $         18,775,240
   Securities held to maturity (approximate fair value of
     $1,525,146,189 and $948,645,106 at September 30, 1999
     and December 31, 1998, respectively)                                           1,546,182,995              942,816,546
   Securities available for sale                                                      358,606,504              345,069,507
   Non-marketable equity securities                                                    15,000,000                7,626,500
   Loans, less allowance for loan losses of $100,000
     at September 30, 1999 and December 31, 1998                                      127,905,553               54,291,985
   Accrued interest and fees receivable                                                44,352,900               28,666,818
   Equipment and leasehold improvements, net                                           11,033,342               10,832,688
   Goodwill, net                                                                       35,530,262               43,767,163
   Other assets                                                                        15,114,630               13,661,094
                                                                           -----------------------    ---------------------

   TOTAL ASSETS                                                            $        2,200,256,239     $      1,465,507,541
                                                                           =======================    =====================

   LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES:
     Deposits:
       Demand                                                              $          218,523,487     $        173,207,097
       Savings                                                                        900,454,888              667,097,468
       Time                                                                            86,105,150               65,000,000
                                                                              --------------------       ------------------

           Total deposits                                                           1,205,083,525              905,304,565

   Securities sold under repurchase agreements                                        696,443,451              434,168,072
   Short-term borrowings                                                              121,000,000                        -
   Other liabilities                                                                   24,516,459               13,562,592
                                                                              --------------------       ------------------

           Total liabilities                                                        2,047,043,435            1,353,035,229
                                                                              --------------------       ------------------
   Commitments and contingencies (Note 9)

   Company-obligated, mandatorily redeemable, preferred
     securities of subsidiary trust holding solely junior
     subordinated deferrable interest debentures of the Company                        24,210,638               24,189,409
                                                                              --------------------       ------------------

   STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01 (shares authorized: 1,000,000;
       issued and outstanding: 0 at 9/30/99 and 12/31/98)                                       -                        -
     Common stock, par value $0.01 (shares authorized: 20,000,000;
       issued and outstanding: 14,560,825 at 9/30/99 and
       6,722,050 at 12/31/98)                                                             145,717                   67,261
     Surplus                                                                           85,187,070               57,705,468
     Deferred compensation                                                               (816,085)              (1,198,604)
     Retained earnings                                                                 48,063,534               33,483,703
     Accumulated other comprehensive loss, net                                         (3,577,962)              (1,774,885)
     Treasury stock, par value $0.01 (10,814 at 9/30/99
       and 4,000 at 12/31/98)
                                                                                             (108)                     (40)
                                                                              --------------------       ------------------

   Total stockholders' equity                                                         129,002,166               88,282,903
                                                                              --------------------    ---------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $        2,200,256,239     $      1,465,507,541
                                                                           =======================    =====================

   See notes to condensed consolidated financial statements.

  INVESTORS FINANCIAL SERVICES CORP.
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
  (UNAUDITED)
  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
  -----------------------------------------------------------------------------


                                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                                        1999                   1998
  OPERATING REVENUE:
  Interest income:
     Federal funds sold and securities purchased
        under resale agreements                                                   $       1,273,015      $       1,133,387
     Investment securities held to maturity and available for sale                       69,870,993             61,455,824
     Loans                                                                                2,460,112              2,216,769
                                                                                  ------------------     -- ---------------

        Total interest income                                                            73,604,120             64,805,980


  Interest expense:

     Deposits                                                                            29,282,905             20,706,395
     Short-term borrowings                                                               19,479,173             24,659,533
                                                                                  ------------------     ------------------
        Total interest expense                                                           48,762,078             45,365,928
                                                                                  ------------------     ------------------

        Net interest income                                                              24,842,042             19,440,052

  Non-interest income:
      Asset administration fees                                                          97,404,115             68,394,451
      Computer service fees                                                                 367,239                395,208
      Other operating income                                                                517,926                610,026
      Gain on sale of securities available for sale                                               -                757,640
                                                                                  ------------------     ------------------

        Net operating revenue                                                           123,131,322             89,597,377

  OPERATING EXPENSES:
      Compensation and benefits                                                          60,371,600             44,542,486
      Technology and telecommunications                                                  11,139,754              7,311,567
      Transaction processing services                                                     6,783,990              5,366,370
      Occupancy                                                                           6,061,534              5,130,111
      Depreciation and amortization                                                       2,834,738              1,905,939
      Amortization of goodwill                                                            1,330,002                      -
      Travel and sales promotion                                                          1,733,117              1,429,233
      Professional fees                                                                   2,554,142              1,060,574
      Insurance                                                                             572,505                590,696
      Other operating expenses                                                            5,125,880              3,712,338
                                                                                 -------------------        ----------------

        Total operating expenses                                                         98,507,262             71,049,314
                                                                                  ------------------       -----------------

  INCOME BEFORE  INCOME TAXES AND MINORITY INTEREST                                      24,624,060             18,548,063

  Provision for income taxes                                                              7,879,700              6,677,303
  Minority interest expense, net of income taxes                                          1,245,674              1,172,400
                                                                                  ------------------      ------------------

  NET INCOME                                                                             15,498,686             10,698,360
                                                                                  ------------------      ------------------

  Other comprehensive income, net of tax:
      Unrealized gain/(loss) on securities:
          Unrealized holding losses arising during the period                            (1,803,077)            (3,724,298)
          Less:  reclassification adjustment for gains included in net income                     -                484,890
                                                                                  ------------------      ------------------

      Other comprehensive loss                                                           (1,803,077)            (3,239,508)
                                                                                  ------------------      ------------------

  COMPREHENSIVE INCOME                                                            $      13,695,609      $       7,458,852
                                                                                  ==================     ===================
  BASIC EARNINGS PER SHARE                                                        $            1.09      $            0.80
                                                                                  ==================     ==================
  DILUTED EARNINGS PER SHARE                                                      $            1.05      $            0.78
                                                                                  ==================     ==================


  See notes to condensed consolidated financial statements.

  INVESTORS FINANCIAL SERVICES CORP.
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
  (UNAUDITED)
  THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
  -----------------------------------------------------------------------------

                                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                                        1999                   1998
  OPERATING REVENUE:
  Interest income:
     Federal funds sold and securities purchased
        under resale agreements                                                   $         154,170      $         414,646
     Investment securities held to maturity and available for sale                       27,265,395             21,740,123
     Loans                                                                                  954,009                701,230
                                                                                  ------------------     ------------------

        Total interest income                                                            28,373,574             22,855,999


  Interest expense:

     Deposits                                                                            10,555,342              8,281,938
     Short-term borrowings                                                                8,757,372              8,050,379
                                                                                  ------------------     ------------------
        Total interest expense                                                           19,312,714             16,332,317
                                                                                  ------------------     ------------------

        Net interest income                                                               9,060,860              6,523,682

  Non-interest income:
      Asset administration fees                                                          33,932,756             23,371,441
      Computer service fees                                                                 121,521                122,430
      Other operating income                                                                249,442                142,329
      Gain on sale of securities available for sale                                               -                286,574
                                                                                  ------------------     ------------------

        Net operating revenue                                                            43,364,579             30,446,456

  OPERATING EXPENSES:
      Compensation and benefits                                                          21,518,626             15,195,843
      Technology and telecommunications                                                   3,714,089              2,508,067
      Transaction processing services                                                     2,490,883              1,604,561
      Occupancy                                                                           2,022,118              1,712,332
      Depreciation and amortization                                                         984,351                636,128
      Amortization of goodwill                                                              443,024                      -
      Travel and sales promotion                                                            648,699                426,442
      Professional fees                                                                     863,505                299,170
      Insurance                                                                             190,021                198,277
      Other operating expenses                                                            1,873,303              1,226,591
                                                                                  ------------------     ------------------

        Total operating expenses                                                         34,748,619             23,807,411
                                                                                  ------------------     ------------------

  INCOME BEFORE  INCOME TAXES AND MINORITY INTEREST                                       8,615,960              6,639,045

  Provision for income taxes                                                              2,597,027              2,297,172
  Minority interest expense, net of income taxes                                            427,438                390,800
                                                                                  ------------------     ------------------

  NET INCOME                                                                              5,591,495              3,951,073
                                                                                  ------------------     ------------------

  Other comprehensive income, net of tax:
      Unrealized gain/(loss) on securities:
          Unrealized holding losses arising during the period                            (1,940,398)            (2,392,167)
          Less:  reclassification adjustment for gains included in net income                     -                183,407
                                                                                  ------------------     ------------------

      Other comprehensive loss                                                           (1,940,398)            (2,208,760)
                                                                                  ------------------     ------------------
  COMPREHENSIVE INCOME                                                            $       3,651,097      $       1,742,313
                                                                                  ==================     ==================
  BASIC EARNINGS PER SHARE                                                        $            0.38      $            0.30
                                                                                  ==================     ==================
  DILUTED EARNINGS PER SHARE                                                      $            0.37      $            0.29
                                                                                  ==================     ==================


  See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

                                                COMMON                             DEFERRED           RETAINED
                                                STOCK            SURPLUS         COMPENSATION         EARNINGS


BALANCE, DECEMBER 31, 1998                       $ 67,261       $ 57,705,468      $ (1,198,604)    $ 33,483,703
Amortization of deferred compensation                   -                  -           382,519                -
Exercise of stock options                           1,476          1,490,534                 -                -
Treasury stock repurchased                              -                 68                 -                -
Common stock issuance                               9,000         25,991,000                 -                -
Net income                                              -                  -                 -       15,498,686
Stock dividend, two-for-one split                  67,980                  -                 -          (67,980)
Cash dividend                                           -                  -                 -         (850,875)
Change in accumulated
  other comprehensive income/(loss), net                -                  -                 -                -
                                           ----------------  ----------------  -----------------   ----------------
BALANCE, SEPTEMBER 30, 1999                    $  145,717       $ 85,187,070      $   (816,085)    $ 48,063,534
                                           ================  ================  =================   ================


                                                ACCUMULATED
                                                   OTHER
                                               COMPREHENSIVE       TREASURY
                                               INCOME/(LOSS)        STOCK          TOTAL


BALANCE, DECEMBER 31, 1998                      $ (1,774,885)       (40)       $ 88,282,903
Amortization of deferred compensation                      -          -             382,519
Exercise of stock options                                  -          -           1,492,010
Treasury stock repurchased                                 -        (68)                  -
Common stock issuance                                      -          -          26,000,000
Net income                                                 -          -          15,498,686
Stock dividend, two-for-one split                          -          -                   -
Cash dividend                                              -          -            (850,875)
Change in accumulated
  other comprehensive income/(loss), net          (1,803,077)         -          (1,803,077)
                                             ------------------ --------------  --------------
BALANCE, SEPTEMBER 30, 1999                     $ (3,577,962)    $ (108)       $ 129,002,166
                                             ================== ==============  ===============

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                                                      1999                      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $        15,498,686      $          10,698,360
                                                                            ----------------------    -----------------------

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       4,164,740                  1,905,939
    Amortization of deferred compensation                                                 382,519                    422,665
    Amortization of premiums on securities, net of accretion of discounts               4,719,027                  6,389,485
    Deferred income taxes                                                              (1,014,230)                   720,353
    Loss on sale of securities available for sale                                               -                   (757,640)
    Changes in assets and liabilities:
       Accrued interest and fees receivable                                            (8,686,084)                (1,655,704)
       Other assets                                                                       481,825                 (4,509,702)
       Other liabilities                                                               10,953,868                   (253,661)
                                                                            ----------------------    -----------------------
          Total adjustments                                                            11,001,665                  2,261,735
                                                                            ----------------------    -----------------------
       Net cash provided by operating activities                                       26,500,351                 12,960,095
                                                                            ----------------------   ------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                              68,746,762                142,054,185
Proceeds from maturities of securities held to maturity                               268,198,296                203,637,128
Proceeds from sales of securities available for sale                                            -                113,729,883
Purchases of securities available for sale                                            (87,188,680)              (229,340,372)
Purchases of securities held to maturity                                             (874,196,158)              (370,455,046)
Purchase of non-marketable equity securities                                           (7,373,500)                (2,149,900)
Net (increase)/decrease in federal funds sold and securities
    purchased under resale agreements                                                           -               (35,000,000)
Net increase in loans                                                                 (73,613,568)               (25,209,058)
Purchases of equipment and leasehold improvements                                      (3,014,165)                (3,669,770)
                                                                            ----------------------    -----------------------
       Net cash used for investing activities                                        (708,441,013)              (206,402,950)
                                                                            ----------------------    -----------------------

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONTINUED)
-------------------------------------------------------------------------------

                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                                      1999                        1998
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits                                              $          45,316,389        $        15,089,269
Net increase in time and savings deposits                                              254,462,570                236,808,932
Net increase/(decrease) in short-term borrowings                                       383,275,379                (59,262,199)
Proceeds from exercise of stock options                                                  1,492,010                    893,652
Proceeds from issuance of common stock                                                  26,000,000                          -
Purchase of treasury stock                                                                       -                    (77,000)
Cash dividend to S Corp shareholders                                                             -                   (250,000)
Cash dividends to IFSC shareholders                                                      (850,875)                   (589,714)
                                                                           ------------------------     ----------------------

          Net cash provided by financing activities                                    709,695,474                192,612,940
                                                                           ------------------------     ----------------------

NET INCREASE IN CASH AND DUE FROM BANKS                                                 27,754,812                   (829,915)
                                                                           ------------------------     ----------------------

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                            18,775,240                 17,298,566
                                                                           ------------------------     ----------------------

CASH AND DUE FROM BANKS, END OF PERIOD                                       $          46,530,052        $        16,468,651
                                                                           ========================     ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                   $          47,659,000        $        44,663,000
                                                                           ========================     ======================

    Cash paid for income taxes                                               $           5,943,000        $         5,333,000
                                                                           ========================     ======================



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

In September 1999, as part of the termination of the outsourcing agreement with BankBoston, the Company expects to receive a termination fee of $7 million in early 2000. Accordingly, the Company has accrued the $7 million termination fee and included the balance in `Accrued interest and fees receivable' on the Company's consolidated balance sheet at September 30, 1999.

See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE NINE MONTHS AND THE THREE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998 IS UNAUDITED)
-------------------------------------------------------------------------------

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

2.    INTERIM FINANCIAL STATEMENTS

      The condensed consolidated interim financial statements of the Company and subsidiaries as of September 30, 1999 and 1998 and for the nine month periods and three-month periods ended September 30, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

      All share numbers in this report have been restated, when applicable, to reflect the two-for-one stock split paid March 17, 1999.

3.    LOANS

      Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at September 30, 1999 or December 31, 1998. In addition, there have been no loan charge-offs or recoveries during the nine months ended September 30, 1999 and 1998. Loans consisted of the following at September 30, 1999 and December 31, 1998:

                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                         1999                   1998

        Loans to individuals                                            $  54,219,485          $ 25,582,978
        Loans to not-for-profit institutions                                   12,500                12,500
        Loans to mutual funds                                              73,773,568            28,796,507
                                                                   -------------------     -----------------

                                                                          128,005,553            54,391,985

        Less allowance for loan losses                                        100,000               100,000
                                                                   -------------------     -----------------

        Total                                                           $ 127,905,553          $ 54,291,985
                                                                   ===================     =================

      The Company had commitments to lend of approximately $150,995,000 and $141,399,000 at September 30, 1999 and December 31, 1998, respectively. The terms of these commitments are similar to the terms of outstanding loans.


4.    GOODWILL

      Goodwill related to the BankBoston Domestic Institutional Trust and Custody Business (the "Business") is summarized as follows (Dollars in Thousands):

                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                   1999                  1998

      Goodwill                                                       $ 43,860               $ 44,209
      Less purchase price adjustment                                   (7,000)                     -
      Less accumulated amortization                                    (1,330)                  (442)
                                                             ------------------     ------------------

                                                                     $ 35,530               $ 43,767
                                                             ==================     ==================


      In September 1999, the Company received notification from BankBoston of their intent to terminate the outsourcing agreement connected to the acquisition of the BankBoston Domestic Trust and Custody Business. Pursuant to the terms of the outsourcing agreement, the Company will receive a termination fee of $7 million on or prior to the effective date of termination. Therefore, the Company has decreased the overall purchase price of the BankBoston Domestic Trust and Custody Business acquisition by $7 million.

5.    DEPOSITS

      Time deposits at September 30, 1999 and December 31, 1998 include noninterest-bearing amounts at both dates of approximately $65,000,000.

      All time deposits had a minimum balance of $100,000 and a maturity of less than six months at September 30, 1999 and December 31, 1998.

6.       SHORT-TERM BORROWINGS

      The components of short-term borrowings are as follows at September 30, 1999 and December 31, 1998.

                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                          1999                  1998

        Federal Home Loan Bank of Boston                                $ 120,000,000              $      -
        Treasury, tax and loan account                                      1,000,000                     -
                                                                   -------------------     -----------------
        Total                                                           $ 121,000,000              $      -
                                                                   ===================     =================


      The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston, which is utilized on an overnight basis to satisfy temporary funding requirements. The interest rate on the outstanding balance at September 30, 1999 was 5.69%.

      The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, tax and loan account. The Federal Reserve Bank charges the Company interest at the Federal funds rate on such deposits. The interest rate on the outstanding balance at September 30, 1999 was 5.10%.

7.       STOCKHOLDERS' EQUITY


      The Company has authorized 1,000,000 shares of Preferred Stock and 20,000,000 shares of Common Stock, all with a par value of $0.01 per share.

      On February 16, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on March 1, 1999. The dividend was paid on March 17, 1999. A total of 6,797,973 shares of common stock were issued in connection with the split. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. The stock split did not cause any change in the $0.01 par value per share of the common stock or in total stockholders' equity. Prior period share and per share amounts have been restated for the stock split, when applicable.

      The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

      Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 2,320,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock. Of the 2,320,000 shares of Common Stock authorized for issuance under the plan, 725,738 were available for grant at September 30, 1999.

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

      In November 1995, the Company granted 224,000 of shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 210,000 shares vest in sixty equal monthly installments, and the remainder vests in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. On March 31, 1998, the Company repurchased 4,000 unvested shares for $77,000 under the terms of the Amended and Restated 1995 Stock Plan. On May 29, 1998, the Company granted 20,000 shares of Common Stock to an officer of Investors Capital Services, Inc. The Company has recorded deferred compensation of $816,085 and $1,198,604 at September 30, 1999 and December 31, 1998 respectively, related to these grants.

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

      A summary of option activity under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:


                                                                    NUMBER OF             WEIGHTED-AVERAGE
                                                                     SHARES                EXERCISE PRICE
      Outstanding at December 31, 1998                                1,405,622        $         21
      Granted                                                           106,855                  30
      Exercised                                                        (289,470)                 31
      Canceled                                                          (19,326)                 20
                                                                  --------------
      Outstanding at September 30, 1999                               1,203,681        $         23
                                                                  ==============
      Outstanding and exercisable at September 30, 1999                 679,217
                                                                  ==============


                                                                    NUMBER OF             WEIGHTED-AVERAGE
                                                                     SHARES                EXERCISE PRICE

      Outstanding at December 31, 1997                                1,034,568        $         15
      Granted                                                           116,596                  26
      Exercised                                                         (51,210)                 25
      Canceled                                                          (45,212)                 12
                                                                  --------------
      Outstanding at September 30, 1998                               1,054,742        $         19
                                                                  ==============
      Outstanding and exercisable at September 30, 1998                 516,910
                                                                  ==============

      A summary of activity under the 1997 Employee Stock Purchase Plan is as follows:

                                                                             1999                1998
                                                                        --------------- --- ---------------
                                                                            SHARES              SHARES
                                                                        ---------------     ---------------
      Total shares available under the Plan, beginning of period               216,802             257,504

         Issued at June 30                                                     (21,247)            (20,732)
         Issued at December 31                                                       -             (19,970)
                                                                        ===============     ===============
      Total shares available under the Plan, end of period                     195,555             216,802
                                                                        ===============     ===============

      For the six months ended June 30, 1999, the purchase price of the stock was $27.50 or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1999.

      For the first six months of 1998 the purchase price of the stock was $21.625, or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1998, and for the final six months of 1998 the purchase price of the stock was $23.875, or 90% of the average market value of the Common Stock on the last business day of the payment period ending December 31, 1998.

      EARNINGS PER SHARE - Under SFAS No. 128, the Company is required to disclose a reconciliation of Basic EPS and Diluted EPS for the periods ended September 30, 1999 and 1998 as follows:


                                                                                                                        PER
                                                                                                                       SHARE
                                                                                 INCOME              SHARES            AMOUNT
       SEPTEMBER 30, 1999
       BASIC EPS
       Income available to common stockholders                                  $ 15,498,686         14,220,136       $    1.09
                                                                                                                     ===========

       Dilutive effect of common equivalent shares of stock options
                                                                                                        527,855
                                                                                                 ----------------

       DILUTED EPS
       Income available to common stockholders                                  $ 15,498,686         14,747,991      $     1.05
                                                                             ================    ================    ===========

       SEPTEMBER 30, 1998
       BASIC EPS
       Income available to common stockholders                                   $10,698,360         13,372,060      $     0.80
                                                                                                                     ===========

       Dilutive effect of common equivalent shares of stock options                                     427,704
                                                                                                 ----------------

       DILUTED EPS
       Income available to common stockholders                                   $10,698,360         13,799,764      $     0.78
                                                                             ================    ================    ===========

8.    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      LINES OF CREDIT - At September 30, 1999, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $209,713,000, against which $58,718,000 in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

      INTEREST-RATE CONTRACTS - The contractual or notional amounts of swap agreements, which are derivative financial instruments, held by the Company at September 30, 1999 and 1998 were $500,000,000 and $430,000,000, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. The Company has never experienced terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During the first nine months of 1999, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 36 months. The weighted-average fixed-payment rate was 5.54% at September 30, 1999. Variable-interest payments received are indexed to the one month London Interbank Offering Rate and the overnight Fed Funds rate. At September 30, 1999, the weighted-average rate of variable market-indexed interest payment obligations to the Company was 5.38% and 5.22% respectively, for the London Interbank Offering Rate and Fed Fund indexed payments. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair value was approximately $2,016,256 at September 30, 1999.

9.    COMMITMENTS AND CONTINGENCIES

      RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the Federal Reserve Bank as of September 30, 1999 was $8,500,000. In addition, other cash balances in the amounts of $20,008 and $1,622,839 were pledged to secure clearings with depository institutions, National Securities Clearing Corporation and Depository Trust Company, respectively, as of September 30, 1999.

      LEASE COMMITMENTS - Minimum future commitments on non-cancelable operating leases at September 30, 1999 were as follows:


      Fiscal Year Ending
                                           Bank Premises            Equipment
      1999                                  $  1,752,029           $   576,206
      2000                                     6,685,369             1,473,962
      2001                                     6,560,668               673,235
      2002                                     6,091,107               121,737
      2003 and beyond                         28,444,443                 3,014

      Total rent expense was $8,229,000 and $6,811,000 for the nine months ended September 30, 1999 and 1998, respectively.

      On February 1, 1996, the Company entered into a five year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract was $482,000 and $448,000 for the nine months ended September 30, 1999 and 1998, respectively.

      CONTINGENCIES - The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at September 30, 1999 that are material to the consolidated financial position or results of operations of the Company.


10.   REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's and the Bank's results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

      As of September 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Company and the Bank for the quarter ended September 30, 1999 and the year ended December 31, 1998.

Caption
                                                                                                   TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL                   UNDER PROMPT
                                             ACTUAL                     ADEQUACY PURPOSES:       CORRECTIVE ACTION PROVISIONS:
                                   --------------------------------    -------------------------    ---------------------------
                                        AMOUNT           RATIO           AMOUNT           RATIO           AMOUNT        RATIO
                                   -----------------   ----------    ---------------     -------    ---------------   ---------
AS OF SEPTEMBER 30, 1998:
  Total Capital
    (to Risk Weighted Assets
     - the Company)                 $121,360,504       16.47%        $58,932,539         8.00%           N/A               N/A
  Total Capital
    (to Risk Weighted Assets
     -the Bank)                     $118,729,223       16.16%        $58,789,358         8.00%         $73,486,698        10.0%
  Tier I Capital
    (to Risk Weighted Assets
    - the Company)                  $121,260,504       16.46%        $29,466,269         4.00%           N/A               N/A
  Tier I Capital
    (to Risk Weighted Assets
     -the Bank)                     $118,629,223       16.14%        $29,394,679         4.00%         $44,092,019        6.00%
  Tier I Capital
    (to Average Assets
     - the Company)                 $121,260,504        5.93%        $81,809,974         4.00%           N/A               N/A
  Tier I Capital
   (to Average Assets
   -the Bank)                       $118,629,223        5.81%        $81,746,718         4.00%        $102,183,397        5.00%

AS OF DECEMBER  31, 1998:
  Total Capital
    (to Risk Weighted Assets
     - the Company)                  $70,580,033       15.34%        $36,798,822         8.00%           N/A               N/A
  Total Capital
    (to Risk Weighted Assets
     - the Bank)                     $67,866,671       14.81%        $36,652,540         8.00%         $45,815,675          10.00%
  Tier I Capital
    (to Risk Weighted Assets
     - the Company)                  $70,480,033       15.32%        $18,399,411         4.00%           N/A               N/A
  Tier I Capital
    (to Risk Weighted Assets
     - the Bank)                     $67,766,671       14.79%        $18,326,270         4.00%         $27,489,405           6.00%
  Tier I Capital
    (to Average Assets
     - the Company)                  $71,480,033        4.61%        $61,215,675         4.00%           N/A               N/A
  Tier I Capital
    (to Average Assets
     - the Bank)                     $67,766,671        4.43%        $61,186,835         4.00%         $76,483,544           5.00%


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

11.   SEGMENT REPORTING

      The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the nine months ended September 30, 1999 and 1998, and long-lived assets by geographic area as of September 30, 1999 and 1998:

                               NET OPERATING        NET OPERATING         LONG-LIVED         LONG-LIVED
      GEOGRAPHIC                  REVENUE              REVENUE              ASSETS             ASSETS
      INFORMATION:                  1999                 1998                1999               1998
      --------------------    ----------------     ----------------     ---------------    ----------------
      United States              $117,680,878         $ 83,881,792         $10,468,741         $ 9,703,620

      Ireland                       3,546,356            2,918,105             386,148             291,153

      Canada                        1,822,935            2,639,872             178,453             295,277

      Cayman Islands                   81,153              157,608                   -                   -
                              ================     ================     ===============    ================
      Total                      $123,131,322         $ 89,597,377         $11,033,342        $ 10,290,050
                              ================     ================     ===============    ================

      The following represents the Company's operating revenue by service line for the nine months ended September 30, 1999 and 1998:



                                                 OPERATING REVENUE        OPERATING REVENUE
      SERVICE LINES:                                    1999                    1998
      ---------------------                       ------------------      --------------------

      Custody, accounting, transfer agency,
      and administration                               $ 87,616,553              $ 61,839,595

      Investment advisory                                 1,192,982                   547,654

      Securities lending                                  5,155,838                 2,682,425

      Foreign exchange                                    3,805,981                 3,719,985
                                                  ==================      ====================
      Total                                            $ 97,771,354              $ 68,789,659
                                                  ==================      ====================

      No one customer accounted for 10% of the Company's consolidated net operating revenues for the nine months ended September 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiaries, Investors Bank & Trust Company and Investors Capital Services, Inc., provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 63 mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for net assets that totaled approximately $262 billion as of September 30, 1999, including approximately $14 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

         On May 29, 1998, the Company acquired AMT Capital Services, Inc. and an affiliated company (collectively, `AMT Capital Services'), a New York-based firm recognized for providing fund administration services to global and domestic institutional investment management firms. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of AMT Capital Services in exchange for 388,012 shares of the Company's common stock. The acquisition was accounted for using the pooling-of-interests method of accounting. Upon completion of the acquisition, AMT Capital Services became a wholly owned subsidiary of the Company and was re-named Investors Capital Services, Inc. On April 12, 1999, 6,814 of the shares issued by the Company were returned to the Company pursuant to the indemnification and escrow provisions of the acquisition agreement.

         On October 1, 1998, the Bank acquired the domestic institutional trust and custody business (`the Business') of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and will pay up to an additional $6 million depending upon business performance. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Bank acts as custodian for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. Under the outsourcing agreement, the Company provides transaction processing and asset safekeeping and servicing to the clients of those businesses. In September 1999, the Bank received notification from BankBoston of its intent to terminate the outsourcing agreement. The termination, expected to be effective in early 2000, will have no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank expects to receive a termination fee of $7 million on or prior to the effective date of the termination. Therefore, an adjustment to decrease the purchase price was made for $7 million. The Bank does not anticipate a material impact on net income due to the termination. The Bank was informed by BankBoston that its decision to terminate the outsourcing agreement was not related in any way to the Company's quality of service but was made as part of the integration process undertaken in connection with the recently completed BankBoston/Fleet merger.

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

         On October 29, 1999, the Bank entered into an agreement with Sanwa Bank California, pursuant to which the Bank agreed to purchase the right to provide institutional custody and related services to accounts managed by the Trust Company of the West. The accounts subject to the agreement totaled approximately $3.6 billion in assets at October 26, 1999. The Bank expects to complete the purchase by March 31, 2000, subject to customary closing conditions.

REVENUE AND INCOME OVERVIEW

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and non-interest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of the Company's financial results. Net operating revenue increased 37% to $123,131,000 in the first nine months of 1999 from $89,597,000 in the first nine months of 1998.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called `forward-looking statements,' which involve risks and uncertainties. Forward looking statements in this 10-Q include certain statements regarding the Company's Year 2000 Project, liquidity and the effect of BankBoston's anticipated termination of the outsourcing agreement entered into in connection with the Company's acquisition of BankBoston's institutional trust and custody business in October 1998 (the "Outsourcing Agreement"). The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

         The Company's future results are subject to substantial risks and uncertainties. The Company's liquidity is dependent, in part, upon the continued availability of current borrowing facilities, the loss of which may impair the Company's access to liquid funds. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates or changes in the relationship between certain index rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days' notice. If the Company is not able to recognize expense reduction or reallocation of resources after the anticipated termination of the Outsourcing Agreement and the Company does not receive the $7 million termination payment, the termination of the Outsourcing Agreement may have an adverse impact on the Company's results of operations and financial condition.

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

         Commencing in 1997, the Company, with the assistance of an outside consultant, assessed its Year 2000 compliance status and developed a comprehensive program to address related issues. The Company developed a phased approach which included: creating an inventory of potentially date sensitive items; assigning a risk rating to each item; assessing the compliance status of each item; taking corrective action to renovate, replace, modify or upgrade to achieve compliance; validating compliance; and developing and validating contingency plans for each critical function as required. Based on the compliance assessment, the Company determined that it would be required to modify or upgrade portions of its software so that its computer systems would properly process dates beyond December 31, 1999.

RENOVATION AND TESTING

         The Company has utilized both internal and external resources to modify, upgrade or replace existing applications and to test applications for Year 2000 compliance. As of September 30, 1999, all of the Company's existing internal applications have been renovated, compliance tested and approved. Compliance testing consisted of executing an acceptance test where simulations of specific `time shift' scenarios were performed for each application in order to test key dates and conditions. All test data was then subject to detailed review and certification by independent third-party reviewers prior to approval.

         In addition the Company successfully completed integration testing and validation by June 30,1999. During the integration test phase the Company tested interfaces with clients, business partners and industry agencies, as well as the Company's internal applications. In early 1999, the Company offered its fund accounting and custody clients the opportunity to participate in comprehensive Year 2000 testing. A detailed test packet of information was distributed to these clients, their advisors and other interested parties. The information packet described the process for testing with the Company and included test scripts, test portfolios and a sign-up sheet for testing. A number of clients participated in testing during the second quarter of 1999, for which all testing efforts were completed successfully.

      During the first half of 1999, the Company participated in industry-wide Year 2000 testing, or "street testing". The Company completed successful testing with the Securities Industry Association, the Depository Trust Company, the Federal Reserve Bank and the Bank of New York. The Company also completed integration tests with data providers who deliver important information to the Company, such as security prices and corporate action notifications.

      The Company is continuing its Year 2000 efforts with regard to its network of global subcustodians. The Company is a member of the Custody2000 Group, an industry association leading the development of standardized Year 2000 testing among major global industry participants. Members of the Custody2000 Group are assigned testing with certain global service providers and share the results with all members of the group. The Company completed all assigned testing successfully in the third quarter of 1999. The Company also participates in the Association of Global Custodians Year 2000 sub-committee which was formed to analyze the Year 2000 status of global depositories, clearing agencies, stock exchanges and payment systems.

         During the fourth quarter of 1999, the Company will conduct recertification testing, the final stage of the Year 2000 test effort. Recertification testing involves re-executing compliance testing for core applications prior to the end of 1999 as well as testing of any new development efforts not part of the original Year 2000 test effort. The Company will implement a freeze on new system implementation beginning in the fourth quarter.

CONTINGENCY PLANNING AND EVENT MANAGEMENT

         During the second quarter of 1999, the Company completed the development and validation of its Year 2000 Business Resumption Contingency Plan. This plan addresses contingencies for all key services and products of the Company and is derived from separate Year 2000 contingency plans for each business unit. The contingency plans were developed to mitigate the risks associated with the failure of systems at critical dates before and after the Year 2000. All plans were reviewed and validated by an independent team composed of members from Senior Management and Internal Audit.

         In the third quarter of 1999, key business units successfully participated in simulation exercises to test and ensure the effectiveness of their Year 2000 contingency plans and to train staff. Simulation results were reviewed and validated by an independent team comprised of members from Senior Management and Internal Audit.

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

         As part of event management, each business unit has identified its plans to mitigate Year 2000 risks and its preparations involving data retention, training, and testing functionality, among other details. The Company created an event management communication center to coordinate, control and exchange information relating to Year 2000 efforts and status. Finally, the Company will conduct staff training sessions in the fourth quarter of 1999 to prepare for the Year 2000 rollover.

         Updates on the status of the Company's Year 2000 efforts are provided regularly to senior management and the Board of Directors. The Company's Year 2000 program is also subject to review by the Company's Internal Audit department and by Federal bank regulatory agencies.

COSTS

         The remaining 1999 cost of the Year 2000 project is estimated to be approximately $479,000, which will be expensed as incurred. These 1999 costs may include, but are not limited to, recertification testing, event management planning, and testing of newly implemented systems. These amounts are not expected to have a material effect on the Company's results of operations. As of September 30, 1999, cumulative program expenditures were $3,511,000, of which $1,746,000 were incurred in the first nine months of 1999. All amounts expensed and to be expensed in connection with the Year 2000 issue will be funded through operating cash flows.

         The costs of the project and the dates on which the Company plans to perform and complete Year 2000 recertification testing and event management planning activities are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, availability of and cooperation by clients, vendors and other third parties, the compatibility of third-party interfaces, and similar uncertainties.


STATEMENT OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Non-interest Income

         Non-interest income increased $28,132,000 to $98,289,000 for the nine months ended September 30, 1999 from $70,157,000 for the nine months ended September 30, 1998. Non-interest income consists of the following items:


                                                                  For the Nine Months Ended
                                                                        September 30,
                                                    -------------------------------------------------------
                                                         1999               1998               Change
                                                    ----------------    --------------     ----------------
                                                         (Dollars in thousands)

               Asset administration fees                   $ 97,404          $ 68,394              42 %
               Computer service fees                            367               395              (7)%
               Other operating income                           518               610             (15)%
               Gain on sale of securities                         -               758            (100)%
                                                    ================    ==============

               Total Non-interest Income                   $ 98,289          $ 70,157              40 %
                                                    ================    ==============

     Asset administration fees increased $29,010,000 to $97,404,000 for the nine months ended September 30, 1999 compared to $68,394,000 for the nine months ended September 30, 1998. The largest component of asset administration fees is asset-based fees, which increased between periods due to an increase in assets processed. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multi-currency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total net assets processed increased to $262 billion at September 30, 1999 from $151 billion at September 30, 1998. Of the $111 billion net increase, approximately $68 billion relates to the Company's acquisition of BankBoston's domestic institutional trust and custody business and the related outsourcing agreement, on October 1, 1998. Of the remaining net increase, approximately 40% reflects assets processed for new clients and the remainder reflects growth of assets processed for existing clients. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as cash management and securities lending services.

         Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston stock investment and miscellaneous transaction-oriented private banking fees. The decrease in other operating income resulted from services previously provided by Investors Capital Advisors, Inc., a wholly owned subsidiary of the Company, which could no longer be provided after the acquisition due to regulatory restrictions imposed on the Company. Investors Capital Advisors, Inc. was merged with and into Investors Capital Services, Inc. on December 31, 1998.

Operating Expenses

         Total operating expenses increased by $27,458,000 to $98,507,000 for the nine months ended September 30, 1999 compared to $71,049,000 for the nine months ended September 30, 1998. The components of operating expenses were as follows:


                                                     For the Nine Months Ended September 30
                                             ------------------   ---------------     --------------
                                                   1999                1998              Change
                                             ------------------   ---------------     --------------
                                                   (Dollars in thousands)

Compensation and benefits                             $ 60,372          $ 44,542                36%
Technology and telecommunications                       11,140             7,312                 52
Transaction processing services                          6,784             5,366                 26
Occupancy                                                6,061             5,130                 18
Depreciation and amortization                            2,835             1,906                 49
Amortization of goodwill                                 1,330                 -                100
Travel and sales promotion                               1,733             1,429                 21
Professional fees                                        2,554             1,061                141
Insurance                                                  572               591                 (3)
Other operating expenses                                 5,126             3,712                 38
                                                  ------------          --------
Total Operating Expenses                              $ 98,507           $71,049                 39%
                                                  ============          ========

         Compensation and benefits expense increased by $15,830,000 or 36% from period to period due to several factors. The average number of employees increased 26% to 1,391 during the nine months ended September 30, 1999 from 1,102 during the same period in 1998. This increase in number of employees relates to the increase in client relationships, the expansion of existing client relationships during the period and the addition of employees related to the BankBoston acquisition in October 1998. In addition, compensation expense related to the Company's management incentive plans increased $2,751,000 between periods because of the increase in earnings subject to incentive payments. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $1,812,000 for the nine months ended September 30, 1999 from the same period in 1998. The increase was due principally to increased payroll taxes attributable to the increase in compensation expense.

         Technology and telecommunications expense consists of operating lease payments for microcomputers, fees charged by Electronic Data Systems for mainframe data processing, telephone expense, software maintenance fees and licenses, optical imaging and contracting programming fees. Technology and telecommunications expense increased $3,828,000 from period to period. Expenses related to the conversion of the BankBoston business, and on-going support accounted for $1,693,000 of the increase. Also, contributing to the increase was the Company's use of contract programmers to perform information systems development projects, which accounted for $692,000 of the increase. Fees charged by EDS increased $518,000 due to increased volume of mainframe data processing. Increased hardware and software expenses needed to support the growth in assets processed comprised the remainder of the increase.

         Transaction processing services expense consists of volume related expenses including subcustodian fees and external contract services. The increase of $1,418,000 to $6,784,000 for the nine months ended September 30, 1999 relates primarily to an increase in subcustodian fees driven by the growth in assets processed for new clients and the BankBoston business.

         Occupancy expense increased $931,000 to $6,061,000 for the nine months ended September 30, 1999 from $5,130,000 for the nine months ended September 30, 1998. The increase resulted from the temporary rental of office space relating to the BankBoston acquisition, along with expansion of office space in the Company's Boston location.

         Depreciation and amortization expense increased $929,000 to $2,835,000 for the nine months ended September 30, 1999 from $1,906,000 for the nine months ended September 30, 1998. Of the increase, $624,000 related to software costs capitalized under SOP 98-1 throughout 1998 and the beginning of 1999 which were placed in service in 1999. Also contributing to the increase was depreciation relating to fixed assets acquired from BankBoston.

         The acquisition of BankBoston's institutional trust and custody business was accounted for using the purchase method of accounting and, as a result, the purchase price was allocated first to all identifiable tangible and intangible assets acquired and liabilities assumed. The remainder of the purchase price was then allocated to goodwill. Goodwill expense relates to the amortization of the resulting goodwill from the acquisition, which is being amortized over its estimated useful life. In September 1999, the Bank received notification from BankBoston of its intent to terminate the outsourcing agreement. The termination, expected to be effective in early 2000, will have no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank expects to receive a termination fee of $7 million on or prior to the effective date of the termination. Therefore, an adjustment to decrease the purchase price was made for $7 million. The Bank does not anticipate a material impact on net income due to the termination. The Bank was informed by BankBoston that its decision to terminate the outsourcing agreement was not related in any way to the Company's quality of service but was made as part of the integration process undertaken in connection with the recently completed BankBoston/Fleet merger.

         Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with making sales calls on potential clients, traveling to existing client sites, and the Company's foreign subsidiaries, and attending industry conferences. Travel and sales promotion expense increased $304,000 to $1,733,000 for the nine months ended September 30, 1999 from $1,429,000 for the nine months ended September 30, 1998, due primarily to increased travel relating to the integration of the BankBoston business.

         Professional fees increased $1,493,000 to $2,554,000 for the nine months ended September 30, 1999 from $1,061,000 for the nine months ended September 30, 1998. The increase in professional fees was mainly attributable to consulting services related to the integration of the BankBoston business and to tax planning.

         Other operating expenses include fees for office supplies, recruiting costs, temporary help and various fees assessed by the Massachusetts Commissioner of Banks. These expenses increased $1,414,000 to $5,126,000 for the nine months ended September 30, 1999 from $3,712,000 for the nine months ended September 30, 1998. Recruiting costs accounted for $886,000 of the increase, resulting from the growth in the Company's staffing needs. The growth in assets processed has resulted in an overall increase in operating expenses.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the nine months ended September 30, 1999 compared to the same period in 1998.

                                              Change          Change
                                              Due to          Due to
                                              Volume           Rate          Net
                                            ------------ ------------- ------------
                                                    (Dollars in thousands)

INTEREST-EARNING ASSETS
 Fed funds sold and
   interest-earning deposits                  $    269       $   (129)    $   140
 Investment securities                          10,727         (2,312)      8,415
 Loans                                             468           (225)        243
                                             ------------ -------------   ----------
 Total interest-earning assets                $ 11,464       $ (2,666)    $ 8,798
                                             ------------ -------------   -----------

 INTEREST-BEARING LIABILITIES
 Deposits                                     $ 11,749       $ (3,173)    $ 8,576
 Borrowings                                    (1,172)         (4,008)     (5,180)
                                            ------------ ------------- ------------
 Total interest-bearing liabilities           $10,577        $  7,181     $ 3,396
                                            ------------ ------------- ------------
Change in net interest income                 $  887         $  4,515     $ 5,402
                                            ============ ============= ============

         Net interest income increased $5,402,000 or 28% to $24,842,000 for the nine months ended September 30, 1999 from $19,440,000 for the same period in 1998. This net increase resulted from an increase in interest income of $8,798,000 offset by an increase in interest expense of $3,396,000. The net impact of the above changes was a 13 basis point increase in net interest margin.

         The increase in net interest income resulted from an expansion of the balance sheet. The equity obtained in the $26 million private placement completed in March 1999 allowed the Company to expand the average balance sheet with deposits that had been in third-party sweeps. The Company's average interest earning assets increased 19% compared to the same period in 1998.

         Interest expense increased due to a 27% increase in average interest-bearing liabilities. The increase in average interest-bearing liabilities was offset by a decrease in the average interest rate paid by the Company from 5.01% to 4.26% during the period.

Income Taxes

         Taxes for the nine months ended September 30, 1999 were $7.9 million, up from $6.7 million a year ago. The effective tax rate for the period was 32%, which compares to 36% for the same period in the prior year. The period-over-period decrease resulted from the restructuring of corporate entities for state tax planning purposes.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND
1998

Non-interest Income

         Non-interest income increased $10,382,000 to $34,304,000 for the quarter ended September 30, 1999 from $23,922,000 for the quarter ended September 30, 1998. Non-interest income consists of the following items:

                                                                    For the Quarter Ended
                                                                        September 30,
                                                    -------------------------------------------------------
                                                         1999               1998               Change
                                                    ----------------    --------------     ----------------
                                                         (Dollars in thousands)

               Asset administration fees                   $ 33,933          $ 23,371               45 %
               Computer service fees                            122               122                0 %
               Other operating income                           249               142               75 %
               Gain on sale of securities                         -               287             (100)%
                                                    ================    ==============
               Total Noninterest Income                    $ 34,304          $ 23,922               43 %
                                                    ================    ==============

         Asset administration fees increased $10,562,000 to $33,933,000 for the quarter ended September 30, 1999 compared to $23,371,000 for the quarter ended September 30, 1998. The largest component of asset administration fees is asset-based fees, which increased between periods due to an increase in assets processed. Total net assets processed increased to $262 billion at September 30, 1999 from $151 billion at September 30, 1998. Of the $111 billion net increase, approximately $68 billion relates to the Company's acquisition of BankBoston's domestic institutional trust and custody business and the related outsourcing agreement, on October 1, 1998. Of the remaining net increase, approximately 40% reflects assets processed for new clients and the remainder reflects growth of assets processed for existing clients.
Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as cash management services and securities lending.

         Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston stock investment and miscellaneous transaction-oriented private banking fees. The increase in other operating income resulted primarily from an increase in Federal Home Loan Bank dividend income.

Operating Expenses

         Total operating expenses increased by $10,941,000 to $34,749,000 for the quarter ended September 30, 1999 compared to $23,807,000 for the quarter ended September 30, 1998. The components of operating expenses were as follows:


                                                       For the Quarter Ended September 30
                                             ------------------   ---------------     --------------
                                                   1999                1998              Change
                                             ------------------   ---------------     --------------
                                                   (Dollars in thousands)

Compensation and benefits                             $ 21,519          $ 15,196                42%
Technology and telecommunications                        3,714             2,508                 48
Transaction processing services                          2,491             1,605                 55
Occupancy                                                2,022             1,712                 18
Depreciation and amortization                              984               636                 55
Amortization of goodwill                                   443                 -                100
Travel and sales promotion                                 649               426                 52
Professional fees                                          864               299                189
Insurance                                                  190               198                 (4)
Other operating expenses                                 1,873             1,227                 53
                                             ------------------   ---------------
Total Operating Expenses                              $ 34,749          $ 23,807                46%
                                             ==================   ===============

         Compensation and benefits expense increased by $6,323,000 or 42% from period to period due to several factors. The average number of employees increased 29% to 1,490 during the quarter ended September 30, 1999 from 1,159 during the same period in 1998. This increase in number of employees relates to the increase in client relationships, the expansion of existing client relationships during the period and the addition of employees related to the BankBoston acquisition in October 1998. In addition, compensation expense related to the Company's management incentive plans increased $1,291,000 between periods because of the increase in earnings subject to incentive payments. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $620,000 for the quarter ended September 30, 1999 from the same period in 1998.

         Technology and telecommunications expense increased $1,206,000 from period to period. Expenses related to increased transaction and processing volume and on-going support accounted for $524,000 of the increase. Fees charged by EDS increased $251,000 due to increased volume of mainframe data processing. Also contributing to the increase was the Company's use of contract programmers to perform information systems development projects, which accounted for $173,000 of the increase.

         Transaction processing services expense increased $886,000 to $2,491,000 for the quarter ended September 30, 1999 primarily due to an increase in subcustodian fees driven by the growth in assets processed.

         Occupancy expense increased $310,000 to $2,022,000 for the quarter ended September 30, 1999 from $1,712,000 for the quarter ended September 30, 1998. The increase resulted from the expansion of office space in the Company's Boston location.

         Depreciation and amortization expense increased $348,000 to $984,000 for the quarter ended September 30, 1999 from $636,000 for the quarter ended September 30, 1998. Of the increase, $258,000 related to software costs capitalized under SOP 98-1 throughout 1998 and the beginning of 1999 which were placed in service in 1999. The remainder of the increase related to fixed assets acquired due to increased headcount and office space.

                  The acquisition of BankBoston's institutional trust and custody business was accounted for using the purchase method of accounting and as a result, the purchase price was allocated first to all identifiable tangible and intangible assets acquired and liabilities assumed. The remainder of the purchase price was then allocated to goodwill. Goodwill expense relates to the amortization of the resulting goodwill from the acquisition, which is being amortized over its estimated useful life. In September 1999, the Bank received notification from BankBoston of its intent to terminate the outsourcing agreement. The termination, expected to be effective in early 2000, will have no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank expects to receive a termination fee of $7 million on or prior to the effective date of the termination. Therefore, an adjustment to decrease the purchase price was made for $7 million. The Bank does not anticipate a material impact on net income due to the termination. The Bank was informed by BankBoston that its decision to terminate the outsourcing agreement was not related in any way to the Company's quality of service but was made as part of the integration process undertaken in connection with the recently completed BankBoston/Fleet merger.

         Travel and sales promotion expense increased $223,000 to $649,000 for the quarter ended September 30, 1999 from $426,000 for the same period on 1998, due primarily to increased travel by the sales and client management staff.

         Professional fees increased $565,000 to $864,000 for the quarter ended September 30, 1999 from $299,000 for the quarter ended September 30, 1998. The increase in professional fees was mainly attributable to consulting services related to the integration of the BankBoston business and to tax planning.

         Other operating expenses increased $646,000 to $1,873,000 for the quarter ended September 30, 1999 from $1,227,000 for the quarter ended September 30, 1998. Recruiting costs accounted for $421,000 of the increase, resulting from the growth in the Company's staffing needs. The growth in assets processed has resulted in an overall increase in operating expenses.

Net Interest Income

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended September 30, 1999 compared to the same period in 1998.


                                        Change        Change
                                        Due to        Due to
                                        Volume         Rate           Net
                                      ------------  ------------ --------------
                                               (Dollars in thousands)

INTEREST-EARNING ASSETS
 Fed funds sold and
   interest-earning deposits              $  (214)      $  (47)        $  (261)
 Investment securities                      5,974         (449)          5,525
 Loans                                        336          (83)            253
                                      ------------  ------------ --------------
 Total interest-earning assets            $ 6,096       $ (579)        $ 5,517
                                      ------------  ------------ --------------

 INTEREST-BEARING LIABILITIES
 Deposits                                 $ 5,349     $ (3,075)        $ 2,274
 Borrowings                                 1,445         (738)            707
                                      ------------  ------------ --------------
 Total interest-bearing liabilities       $ 6,794     $ (3,813)        $ 2,981
                                      ------------  ------------ --------------
Change in net interest income             $ (698)       $ 3,234        $ 2,536
                                      ============  ============ ==============

         Net interest income increased $2,536,000 or 39% to $9,060,000 for the quarter ended September 30, 1999 from $6,524,000 for the same period in 1998. This net increase resulted from an increase in interest income of $5,517,000, offset by an increase in interest expense of $2,981,000. The net impact of the above change was a 15 basis point increase in net interest margin.

         The increase in interest income resulted from an expansion of the balance sheet. The equity obtained in the $26 million private placement completed in March 1999 allowed the Company to expand the average balance sheet with deposits that had been in third-party sweeps. The Company's average interest-earning assets increased 28% compared to the same period in 1998.

         Interest expense increased due primarily to a 32% increase in interest-bearing liabilities. Offsetting the increase in interest-bearing liabilities was a decrease in the average interest rate paid by the Company from 4.98% to 4.45% during the period.

Income Taxes

         Taxes for the quarter ended September 30, 1999 were $2.6 million, up from $2.3 million a year ago. The effective tax rate for the period was 30%, which compares to 35% for the same period in the prior year. The period-over-period decrease resulted from the restructuring of corporate entities for state tax planning purposes.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

The following table summarizes the Company's investment portfolio for the dates indicated:

                                                                September 30,         December 31,
                                                                    1999                  1998
                                                              ------------------    ------------------
                                                                      (Dollars in thousands)

              SECURITIES HELD TO MATURITY:

              State and political subdivisions              $        63,656           $    35,821
              Mortgage-backed securities                          1,270,463               733,109
              Federal agency securities                             204,408               166,181
              Foreign government securities                           7,656                 7,706
                                                           -----------------  --------------------

              Total securities held to maturity             $     1,546,183           $   942,817
                                                           =================  ====================

              SECURITIES AVAILABLE FOR SALE:

              State and political subdivisions              $        36,601           $    37,577
              Corporate debt                                         46,600                48,070
              Federal agency securities                              52,877                     -
              Mortgage-backed securities                            222,529               259,422
                                                           -----------------  --------------------

              Total securities available for sale           $       358,607           $   345,069
                                                           =================  ====================

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

         The amortized cost and weighted average yield of the Company's securities held to maturity at September 30, 1999, by effective maturity, are reflected in the following table:

                                                               Weighted
                                                                Average
                                                  Book Value     Yield
                                                ------------- ----------
                                                 (Dollars in thousands)
Due within one year                             $         4       7.45%
Due from one to five years                          440,579       5.97%
Due after five years up to ten years                210,035       6.19%
Due after ten years                                 895,565       6.17%
                                                -----------
Total securities held to maturity               $ 1,546,183       6.11%
                                                -----------
                                                -----------




         The approximate fair value and weighted average yield of the Company's securities available for sale at September 30, 1999, by effective maturity, are reflected in the following table:

                                                               Weighted
                                                                Average
                                                  Book Value     Yield
                                                ------------- ----------
                                                 (Dollars in thousands)
Due within one year                             $     1,961       4.13%
Due from one to five years                          272,843       5.66%
Due after five years up to ten years                 31,424       5.26%
Due after ten years                                  52,379       5.22%
                                                -----------
Total securities available for sale             $   358,607       5.55%
                                                -----------
                                                -----------




LOAN PORTFOLIO

         The following table summarizes the Company's loan portfolio for the dates indicated:

                                                September 30,     December 31,
                                                    1999              1998
                                                -------------     ------------
                                                     (Dollars in thousands)
Loans to individuals                              $    54,219      $    25,583
Loans to not-for-profit organizations                      13               13
Loans to mutual funds                                  73,774           28,796
                                                -------------     ------------
                                                  $   128,006      $    54,392
Less: allowance for loan losses                         (100)            (100)
                                                -------------     ------------
Net loans                                         $   127,906      $    54,292
                                                -------------     ------------
                                                -------------     ------------

Floating Rate                                     $   127,893      $    54,279
Fixed Rate                                                 13               13
                                                -------------     ------------
                                                  $   127,906      $    54,292
                                                -------------     ------------
                                                -------------     ------------



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

         At September 30, 1999, the Company's only lending concentrations which exceeded 10% of total loans were the revolving lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs or adverse credit actions in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of September 30, 1999, there were no past due loans, troubled debt restructurings, or any loans on non-accrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $100,000 at September 30, 1999. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at September 30, 1999:

                                       Within           Three            Six             One
                                       Three           to Six         to Twelve        Year to        Over Five
                                       Months          Months           Months        Five Years        Years            Total
                                    -------------    ------------    -------------   -------------   -------------   --------------
                                                                        (Dollars in thousands)

Interest-earning assets (1):
    Investment securities (2)         $  864,454      $  177,180       $  214,807      $  396,148      $  252,201      $ 1,904,790
    Loans - variable rate                127,893               -                -               -               -          127,893
    Loans - fixed rate                         -               -                -              13               -               13
                                    -------------    ------------    -------------   -------------   -------------   --------------
       Total interest-earning         $  992,347      $  177,180       $  214,807      $  396,161      $  252,201      $ 2,032,696
       assets

Interest-bearing liabilities:
    Demand deposit accounts            $   5,999        $      -         $      -        $      -        $      -        $   5,999
    Savings accounts                     900,454               -                -               -               -          900,454
    Time deposit accounts                 21,105               -                -               -               -           21,105
    Interest rate contracts             (460,000)         30,000          120,000         310,000               -                -
    Short term borrowings                817,443               -                -               -               -          817,443
                                    -------------    ------------    -------------   -------------   -------------   --------------
       Total interest-bearing        $ 1,285,001       $  30,000       $  120,000      $  310,000        $      -      $ 1,745,001
       liabilities
                                    -------------    ------------    -------------   -------------   -------------   --------------

       Net interest sensitivity
       gap during the period         $  (292,654)     $  147,180        $  94,807       $  86,161      $  252,201       $  287,695
                                    =============    ============    =============   =============   =============   ==============

       Cumulative gap                $ (292,654)     $ (145,474)       $  (50,667)      $  35,494      $  287,695
                                    =============    ============    =============   =============   =============

Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)              77.23%          88.94%            96.47%         102.03%         116.49%
                                    =============    ============    =============   =============   =============
Interest sensitive assets as a
    percent of total assets
    (cumulative)                          45.10%          53.15%            62.92%          80.92%          92.38%
                                    =============    ============    =============   =============   =============

Net interest sensitivity gap as a
    percent of total assets             (13.30%)           6.69%             4.31%           3.92%          11.46%
                                    =============    ============    =============   =============   =============
Cumulative gap as a percent
    of total assets                     (13.30%)          (6.61%)           (2.30%)          1.61%          13.08%
                                    =============    ============    =============   =============   =============

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

         The results of the sensitivity analysis as of September 30, 1999 and September 30, 1998, indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 8.18% and 4.18%, respectively, versus the policy limit of 10%. Conversely, a downward shift of 200 basis points would result in an increase in projected net interest income of 6.36% and 3.29%, respectively.

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

         The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale and fees collected from asset administration clients. Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $.08 per share.

         The Company's ability to pay dividends on the Common Stock may depend on the receipt of dividends from the Bank. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the January 1997 sale of $25,000,000 in 9.97% trust preferred securities (the "Capital Securities"). Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Company expects to pay to an annual dividend to its stockholders, currently estimated to be in an amount equal to $.08 per share of outstanding Common Stock (approximately $1,164,866 based upon 14,560,825 shares outstanding as of September 30, 1999).

         At September 30, 1999 and 1998, cash and cash equivalents were 2% of total assets. At September 30, 1999, approximately $34 million or 2% of total assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of September 30, 1999 was $247 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company. There can be no assurance, however, that such funding will be available on a timely basis, if at all. Lack of availability of liquid funds could have a material adverse impact on the operations of the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at September 30, 1999 was $1.3 billion.

         The Company also has a borrowing arrangement with the Federal Home Loan Bank of Boston (the `FHLBB') whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to
(i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at September 30, 1999 was $705 million.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $26,500,351 for the nine months ended September 30, 1999. Net cash used for investing activities, consisting primarily of purchases of investment securities, proceeds from maturities of investment securities, and purchases of acquisitions was $708,441,013 for the nine months ended September 30, 1999. Net cash provided by financing activities, consisting primarily of net activity in deposits, was $709,695,474 for the nine months ended September 30, 1999.

CAPITAL RESOURCES

         Historically, the Company has financed its operations principally through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $3,014,165 and $3,669,770 for the nine months ended September 30, 1999 and 1998, respectively.

         Stockholders' equity at September 30, 1999 was $129,002,000, an increase of $40,719,000 or 46%, from $88,283,000 at December 31, 1998. The ratio of stockholders' equity to assets decreased to 5.86% at September 30, 1999 from 6.02% at December 31, 1998.

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

         The following table summarizes the Company's Tier I and total capital ratios at September 30, 1999:

                                                                          Amount           Ratio
                                                                      ---------------  --------------
                                                                              (Dollars in thousands)

                Tier I capital                                              $121,261          16.46%
                Tier I capital minimum requirement                            29,466           4.00%
                                                                      ---------------  --------------

                Excess Tier I capital                                        $91,795          12.46%
                                                                       ==============  ===============

                Total capital                                               $121,361          16.47%
                Total capital minimum requirement                             58,933           8.00%
                                                                      ---------------  ---------------

                Excess Total capital                                         $62,428           8.47%
                                                                       ==============  ==============

                Risk adjusted assets, net of intangible assets              $736,657
                                                                       ==============

         The following table summarizes the Bank's Tier I and total capital ratios at September 30, 1999:


                                                                          Amount           Ratio
                                                                      ---------------  ---------------
                                                                           (Dollars in thousands)
                Tier I capital                                              $118,629           16.14%
                Tier I capital minimum requirement                            29,395            4.00%
                                                                      ---------------  ---------------

                Excess Tier I capital                                        $89,234           12.14%
                                                                       ==============  ===============

                Total capital                                               $118,729           16.16%
                Total capital minimum requirement                             58,789            8.00%
                                                                      ---------------  ---------------

                Excess Total capital                                         $59,940            8.16%
                                                                       ==============  ===============

                Risk adjusted assets, net of intangible assets              $734,867
                                                                       ==============

         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of the Company and the Bank be reduced by most intangible assets. The Company's Leverage Ratio at September 30, 1999 was 5.93%, which is in excess of regulatory requirements. The Bank's Leverage Ratio at September 30, 1999 was 5.81%, which is in excess of regulatory requirements.

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated:

                                            Nine Months Ended September 30, 1999          Nine Months Ended September 30, 1998
                                         -------------------------------------------    -----------------------------------------
                                            Average                      Average          Average                     Average
                                            Balance        Interest     Yield/Cost        Balance       Interest     Yield/Cost
                                         ---------------  ------------ -------------    -------------  -----------  -------------
                                                  (Dollars in thousands)                         (Dollars in thousands)
INTEREST EARNING ASSETS
    Federal funds sold and securities
       purchased under resale agreements    $    35,661     $   1,273         4.76%       $   26,381     $  1,133          5.73%
    Investment securities  (3)                1,609,894        69,871         5.79%        1,359,896       61,456          6.03%
    Loans  (4)                                   75,674         2,460         4.33%           58,742        2,217          5.03%
                                         ---------------  ------------  -------------    -------------  -----------  -------------

    Total interest earning assets           $ 1,721,229     $  73,604         5.70%      $ 1,445,019     $ 64,806          5.98%
                                                          ------------ -------------                   -----------  -------------
    Allowance for loan losses                      (100)                                        (100)
    Non-interest-earning assets                 131,874                                       86,372
                                         ---------------                                -------------
    Total assets                           $  1,853,003                                  $ 1,531,291
                                         ===============                                =============

INTEREST BEARING LIABILITIES
    Deposits:
       Demand                                $   42,185     $   1,144         3.62%       $  192,001     $  7,184          4.99%
       Savings                                  884,229        27,814         4.19%          391,589       13,497          4.60%
       Time                                       8,859           325         4.89%              671           26          5.17%
    Short term borrowings                       592,619        19,479         4.38%          623,439       24,659          5.27%
                                         ---------------  ------------ -------------    -------------  -----------  -------------
    Total interest bearing liabilities     $  1,527,892                       4.26%      $ 1,207,700       45,366          5.01%
                                                               48,762
                                                          ------------ -------------                   -----------  -------------

    Non-interest bearing liabilities
       Demand deposits                      $   103,001                                   $  140,844
       Non-interest bearing time                 65,000                                       65,000
       deposits
       Other liabilities                         18,802                                       14,012
                                         ---------------                                -------------
    Total liabilities                         1,714,695                                    1,427,556
    Trust preferred stock                        24,199                                       24,171
    Equity                                      114,109                                       79,564
                                         ---------------                                -------------

    Total liabilities and equity           $  1,853,003                                  $ 1,531,291
                                         ===============                                =============

    Net interest income                                     $  24,842                                    $ 19,440
                                                          ============                                 ===========

    Net interest margin (1)                                                   1.92%                                        1.79%
                                                                       =============                                =============
    Average interest rate spread  (2)                                         1.44%                                        0.97%
                                                                       =============                                =============
    Ratio of interest-earning assets to
       interest-bearing liabilities                                         112.65%                                      119.65%
                                                                       =============                                =============

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

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.
           Exhibit 27.   Financial Data Schedule

(B)     REPORTS ON FORM 8-K. The Company filed no reports on
        Form 8-K during the quarter ended September 30, 1999.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INVESTORS FINANCIAL SERVICES CORP.



Date:  November 15, 1999    By:  /s/ KEVIN J. SHEEHAN
                                 -------------------------------
                                 Kevin J. Sheehan
                                 Chairman, President and Chief
                                 Executive Officer


                            By:  /s/ KAREN C. KEENAN
                                 -------------------------------
                                 Karen C. Keenan
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)