Form 10-K
period 1999-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2000-03-09
CIK 949589

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

|X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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
            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

            The aggregate market value of Common Stock held by non-affiliates of the registrant was $592,271,332 based on the last reported sale price of $40.125 on The Nasdaq National Market on February 16, 2000 as reported by Nasdaq.

            As of February 16, 2000, there were 14,760,656 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

            The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such Proxy Statement are incorporated by reference in Part III.

================================================================================

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

            Investors Financial Services Corp. (the `Company') is a bank holding company, organized under the laws of the state of Delaware, that provides asset administration services for the financial services industry. The Company was organized in 1995 and conducts its business through its wholly-owned subsidiaries, Investors Bank & Trust Company (Registered Trademark) and Investors Capital Services, Inc. As used herein, the defined term `Company' shall mean Investors Financial Services Corp. from and after June 29, 1995, the date of organization of Investors Financial Services Corp., and shall mean Investors Bank & Trust Company prior to that date, unless the context otherwise indicates. Investors Bank & Trust Company is sometimes referred to herein as the `Bank.'

            The Company operated as a subsidiary of Eaton Vance Corp. (`Eaton Vance'), an investment management firm conducting business through subsidiaries, from the Bank's formation in 1969 through November 1995. In 1995, the Company was spun off to the stockholders of Eaton Vance (the `Spin-Off Transaction'). The Spin-Off Transaction was completed in November 1995, immediately prior to the Company's initial public offering.

            The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, cash management, foreign exchange, securities lending, mutual fund administration, institutional trust services and investment advisory services. The Company provides these services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies. At December 31, 1999, the Company provided financial asset administration services for net assets totaling approximately $290 billion, including approximately $17 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts. Services are provided from offices in Boston, New York, Toronto, the Cayman Islands and Dublin.

OVERVIEW OF THE FINANCIAL SERVICES INDUSTRY

            Asset managers manage and invest the financial assets entrusted to them utilizing a broad range of pooled products, including mutual funds, unit investment trusts, separate accounts and variable annuities. Asset administration companies such as the Company perform various services for asset managers and the pooled products they sponsor.

            The Company believes the strong inflow of assets into pooled products and other investment vehicles and the related asset administration of those products provides an opportunity for revenue growth for asset administration companies. As shown in the chart below, total U.S. financial assets managed by mutual fund companies, insurance companies, private pension funds and banks have grown at an average annual rate of over 16% since 1990. Mutual funds, a primary market for the Company's services, make up a large part of the financial assets in pooled investment vehicles. The U.S. mutual fund market has grown at an average annual rate of more than 24% since 1990, with over $5 trillion in assets at September 30, 1999.

TOTAL U.S. FINANCIAL ASSETS                                                        COMPOUND ANNUAL
   (Dollars in billions)               DECEMBER 31, 1990     SEPTEMBER 30, 1999      GROWTH RATE

Mutual Funds                              $  1,154.6            $   5,458.1            24.85%
Life Insurance Companies                     1,367.4                2,921.0            11.45
Private Pension Funds                        1,610.9                4,500.8            15.81
Bank Personal Trusts and Estates               522.1                  976.5             9.36
                                          ----------            -----------
   Total                                  $  4,655.0            $  13,856.4            16.86
                                          ==========            ===========

SOURCE:  FEDERAL RESERVE BANK

            In addition to the growth in total U.S. financial assets managed, there has been tremendous growth in the European and other offshore markets. Total European fund assets have increased from approximately $1.9 trillion in 1997 to over $2.8 trillion in 1999, a compound annual growth rate of 23%.

            The asset administration environment differs by asset management organization and operational philosophy. The majority of asset managers outsource custody services, using multiple custodians to foster cost reduction through competition. Large asset managers may have the critical mass necessary to justify the cost of in-house facilities to handle accounting, administration and transfer agency services, while smaller asset managers outsource these services as well. The Company believes that asset administration companies operate most efficiently when bundling core services such as custody and accounting with value-added services such as securities lending and foreign exchange. The Company also believes that efficient integration of these various services is critical to both quality of service and profitability for asset administration companies. The Fund Accounting and Custody Tracking System (`FACTS'), the software system developed and owned by the Company, supports these services with its integrated functionality.

            Providing asset administration services world-wide remains a focus in the financial services industry as asset managers expand their reach in the global marketplace to capitalize on cross-border and multi-national marketing opportunities. The Company has offices located in Toronto, Canada, Dublin, Ireland, and the Cayman Islands for servicing offshore funds. The Company's offices in Toronto and Dublin were opened prior to 1995 and the Company opened its administrative site in the Cayman Islands in 1996.

            Information technology is a driving force in the financial services industry. Asset managers are able to create innovative investment products using data from world markets as a result of more powerful and affordable information processing power, coupled with the ability to send large volumes of information instantly through widely dispersed communication networks. Timely on-line access to electronic information on security positions, prices and price shifts facilitates on-line currency trading, indexation of assets, real time arbitrage, and hedging through the use of derivative securities. Asset administration providers use technology as a competitive tool to deliver precise and functional information to the asset managers, and to increase value-added services such as performance measurement. Examples of analytical tools used in performance measurement include reports showing time-weighted return, performance by sector, and time-weighted return by sector. The Company believes that the integrated nature of FACTS, compared to the disparate systems used for different tasks by many other financial service providers, provides the Company with a competitive advantage and positions the Company to respond to the continuously changing technological demands of the financial services industry.

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

            In addition, a growing number of mutual funds have been structured as multi-tiered or multi-class funds in order to address the differing requirements and preferences of potential investors. In this environment, investors have the option of purchasing fund shares with the sales load structure that best meets their short-term and long-term investment strategy. Multiple class arrangements allow an investment company to sell interests in a single investment portfolio to separate classes of stockholders.

            Another innovation in the mutual fund industry is the advent of Exchange Traded Funds (`ETFs') as a more efficient alternative to fast-growing index mutual funds. ETFs are single shares of stock that replicate an index and are traded on a national securities exchange, usually the American Stock Exchange. Unlike investing in a conventional index mutual fund, investing in an ETF allows investors to buy and sell shares at intraday prices throughout the trading day. The Company has entered into agreements to service a number of new ETFs beginning in 2000.

COMPANY STRATEGY

            The principal asset administration services provided by the Company to its clients are custody and multicurrency accounting. Value-added services utilized by clients based upon their individual needs include securities lending, foreign exchange, cash management, transfer agency, and mutual fund administration. These value added services help support clients in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. The Company seeks to provide a broad range of services to all clients, maximize the use of its value-added services and increase the size of its client base.

            The Company's core strategy is to deliver superior and innovative client service. The Company believes service quality in asset administration relationships is the key to maintaining and expanding existing business as well as attracting new clients. To achieve this goal, the Company, unlike its competitors, takes an integrated approach to servicing by dedicating a single operations team to handle all work for a particular account or fund. In addition, each client is assigned a Client Manager, independent of the operations team, to anticipate the client's needs, to coordinate service delivery, and to provide consulting support. The Company believes that its strong client relationships create continuing opportunities to cross-sell products and value-added services to broaden its customer relationships. Once a mutual fund complex becomes a client, that complex is more likely to select the Company to provide more services, service more funds, or both.

            To deliver superior and innovative client service, the Company must also maintain technological expertise. The asset administration industry requires the technological capability to support a wide range of global security types, currencies, and complex portfolio structures, as well as the telecommunications flexibility to support the diversity of global communications standards. Technological change creates opportunities for product differentiation and reduced costs. From a technological standpoint, FACTS is an integrated computerized information system that provides custody, securities movement and control, portfolio accounting, multi-currency general ledger accounting, pricing, net asset value calculation, and master-feeder processing into a single information system. By consolidating these functions, the Company has eliminated redundancy in data capture and reduced the opportunity for clerical error. The FACTS architecture enables the Company to modify the system quickly, resulting in increased processing quality, efficiency and an increased ability to implement innovations in services provided to its clients. The Company believes that this integrated architecture helps to differentiate the Company from its competitors.

            Technological enhancements and upgrades are an ongoing part of asset administration, caused both by a need to remain competitive and to create information delivery mechanisms that add value to the information available as part of clearing and settling transactions. The Company has met and continues to meet these needs through standardized data extracts and automated interfaces developed over the past several years, which allow the Company's clients to connect electronically with the Company's host computer and access data collected from clearance and settlement transactions in multiple currencies on a real-time basis. Through these information-sharing tools, the Company is better equipped to expand its custody and accounting services with foreign exchange services and asset and transaction reporting and monitoring services. This electronic linkage also positions the Company to respond quickly to client requests.

            The Company intends to further utilize the internet as a means to communicate with clients and external parties through the creation of applications that provide data access via the internet. Through the implementation of its strategic internet plan, the Company will position itself to take advantage of internet technologies while providing secure value added services to its clients over the internet. The Company will utilize a secure extranet environment that will serve as a foundation to all internet access and provide authentication, access controls, intrusion detection, encryption and firewalls needed to assure the protection of client information assets. Internet-based applications will provide the Company's clients with secure access to their data over the internet as well as additional flexible ad-hoc data query and reporting tools. The internet will also be used by the Company as a means to promote efficient hands-free operations between external parties wherever possible.

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

            Fees charged vary from client to client based on the volume of assets under custody, the number of securities held and portfolio transactions, income collected, and whether other value-added services such as foreign exchange, securities lending, and performance measurement are needed. Generally, fees are billed to the client monthly in arrears and, upon their approval, charged directly to their account.

            The following is a description of the various services offered by the Company.

            GLOBAL CUSTODY. Global custody entails overseeing the safekeeping of domestic and cross border securities for clients and settlement of portfolio transactions. The Company's domestic net assets under custody have grown from $22 billion at October 31, 1990 to $269 billion at December 31, 1999. Examples of the safekeeping of cross-border securities for clients include the safekeeping of Hong Kong stocks for a Dutch mutual fund or German bonds held for a U.S. bank-sponsored mutual fund. At December 31, 1999, the Company's foreign net assets under custody totaled approximately $17 billion.

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

            In order to service its clients world-wide, the Company established a network of global subcustodians. The Company's subcustodian network spans 91 markets, serving the growing demands for its services around the world. Since the Company does not have its own branches in these countries, it is able to operate in the foreign custody arena with minimal fixed costs, while the Company's clients benefit from the ability to use a single custodian, the Company, for all of their international investment needs.

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

            MUTUAL FUND ADMINISTRATION. The Company provides mutual fund administration services, including management reporting, regulatory reporting, tax and accounting, and partnership administration. Management reporting consists of information and reporting which is of primary interest to the fund's asset managers and its board of trustees/directors and includes:

         - Preparation of detailed quarterly financial information for presentation to fund management and its board of trustees/directors.
         -        Monitoring the reporting of net asset value, settlement of trades, and processing of stockholder transactions.
         -        Monitoring compliance with investment portfolio restrictions.
         - Calculation of fund dividends to be declared in accordance with management guidelines.
         -        Preparation and monitoring of a fund's expense budget.

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

            FOREIGN EXCHANGE. The Company provides foreign exchange services to facilitate settlement of international securities transactions for U.S. dollar denominated mutual funds and other accounts and to convert income payments denominated in a non-U.S. currency to U.S. dollars. By using the Company rather than a third party foreign exchange bank to perform these functions, clients reduce the amount of time spent coordinating currency delivery and monitoring delivery failures and claims. The Company engages in limited foreign exchange trading transactions for its own account.

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

            INSTITUTIONAL CUSTODY SERVICES. The Company offers institutional custody services to individuals, family groups, trusts, endowments and foundations, and retirement plans. The Company develops this client base by forming relationships with investment advisors and working with the advisors to service mutual clients. The Company provided institutional custody services to approximately 12,000 accounts at December 31, 1999.

            While competitors tend to focus on the large institutional opportunities, the Company targets the small to mid-size institutional custody market. Custody services provided to these clients include the safekeeping of securities and the settlement of securities transactions. Custody service fees are determined based on assets under custody and the number of transactions in each account.

            Acting as a fiduciary for certain of these accounts, the Company provides trust administration and estate settlement services. These services include on-going fiduciary review of the trust instrument, collection and safekeeping of assets, distribution of income, appropriate reporting for court and tax purposes, preparation of tax returns, and distribution of assets as required. The Company does not provide investment advice, but works closely with third-party investment advisors chosen by each client to carry out the investment of assets. The acquisition in 1998 of BankBoston's domestic institutional trust and custody business expanded the Company's presence in the institutional custody marketplace and added greater depth and diversity to the Company's client base.

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

            At December 31, 1999, the Company had gross loans outstanding to individuals, non-profit institutions and mutual funds of approximately $109 million, which represented approximately 4% of the Company's total assets. The interest rates charged on the Bank's loans are indexed to either the prime rate or the rate paid on 90-day Treasury bills. The Company has never had a loan loss, and has no delinquent loans. Other than a loan made to a non-profit association for purposes of the Community Reinvestment Act, all loans are secured, or may be secured, by marketable securities and are due on demand.

            INVESTMENT ADVISORY. The Bank acts as investment adviser to the Merrimac Master Portfolio (the `Portfolio'), an open-end management investment company registered under the Investment Company Act of 1940. The Portfolio currently consists of a series of four master funds in a master-feeder structure. The Merrimac Cash Portfolio and the Merrimac U.S. Government Portfolio are sub-advised by Allmerica Asset Management, Inc. The Merrimac Treasury Portfolio and the Merrimac Treasury Plus Portfolio are sub-advised by M&I Investment Management Corp. At December 31, 1999, the total net assets of the Portfolio approximated $1.7 billion.

            The Portfolio funds serve as investment vehicles for five domestic and one offshore feeder funds which have been created by the Bank and whose shares are sold to institutional investors. The Bank or its affiliates also have entered into agreements to provide custody, fund accounting, administration and transfer agency to the Portfolio and the feeder funds. Additional master funds or feeder funds may be added in the future.

SALES, MARKETING AND CLIENT SUPPORT

            The Company employs a direct sales staff that targets potential market areas, including investment management companies, insurance companies, banks and investment advisors. Sales personnel are primarily based at the Company's headquarters in Boston, and are given geographic area sales responsibility. The Company also has one sales person located in Dublin who is responsible for international markets. Included in the sales staff are individuals who are dedicated to marketing services to institutional accounts. Senior managers from all functional areas are directly involved in obtaining new clients, frequently working as a team with a sales professional.

            In order to service existing clients, a client management staff based in the Company's Boston office and an individual located in Dublin, provide client support. Each client is assigned a Client Manager responsible for the overall satisfaction of the client. The Client Manager is usually a senior professional with extensive industry experience and works with the client on contracts, new products and specific systems requirements, providing consulting support, anticipating the client's needs and coordinating service delivery.

SIGNIFICANT CLIENTS

            The Company presently provides services to approximately 78 mutual fund complexes and insurance companies. The Company's largest current client, Eaton Vance, accounted for 10%, 9% and 7% of the Company's net operating revenues for the years ended December 31, 1997, 1998 and 1999 respectively. No other single client of the Company represented more than 10% of net operating revenues during this three-year period.

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

            FACTS is a multi-tiered system that utilizes microcomputers linked to mainframe processing by means of local and wide area networks. This configuration combines the best features of each platform by utilizing the power and capacity of the mainframe, the data distribution capabilities of the network and the independence of microcomputers. The fully functional microcomputer component of FACTS works independently of the mainframe throughout the processing cycle, minimizing the amount of system-wide delay inherent in data processing. The FACTS configuration also allows for full distributed processing capabilities within multiple geographic locations in an effective and efficient manner.

            The integrated nature of the FACTS architecture allows the Company to effect modifications and enhancements quickly, resulting in increased processing quality and efficiency for the Company's clients and an increased ability to implement innovation in services provided to the Company's clients. This integrated architecture helps differentiate the Company from its competitors. System enhancements are an ongoing part of asset administration, both to keep ahead of the competition by providing innovative processing solutions and to create information delivery mechanisms that add value to the custody and fund accounting information. The Company has developed a comprehensive suite of standardized data extracts and reports and created automated interfaces that allow its clients to access the full range of custody and fund accounting data on a real-time basis.

            The Company's mainframe processing services component is provided by Electronic Data Systems (`EDS') located in Plano, Texas. By outsourcing mainframe processing, the Company can focus its resources on systems development and minimize its capital investment in large-scale computer equipment. EDS is able to offer the Company up-to-date computer products and services to which the Company would not otherwise have access, while removing the risk of product obsolescence. Due to its diverse customer base, EDS can invest in the latest computer technology and spread the related costs over multiple users. In addition, the defined pricing charged by EDS for its products and services provides the Company with the financial certainty needed to be able to dedicate its efforts to the ongoing enhancement of its software systems while receiving the benefit of the continuing investment by EDS in its computer hardware.

            The current agreement between the Company and EDS obligates EDS to provide the Company with comprehensive data processing services and obligates the Company to utilize EDS's services for substantially all of the Company's data processing requirements. The Company is billed monthly for these services on an as-used basis in accordance with a predetermined pricing schedule for specific products and services. EDS began providing services to the Company in December 1990 and the Company's current agreement with EDS is scheduled to expire on December 31, 2005.

            In addition, EDS provides mainframe disaster recovery services. EDS maintains additional processing equipment at the Plano information processing center (`IPC') and at a designated alternate IPC which may be used in the event of equipment failure. The Plano facility is also supported by an uninterruptable power supply and diesel generators which can supply power to continue operations for an extended period of time. EDS ensures critical software and data files are backed-up daily and stored off-site. Disaster recovery plans are tested through simulations conducted by the Company annually. Notwithstanding these precautions, there can be no assurance that a fire or other natural disaster affecting the data center would not disable the host computer system.

            The Company maintains a comprehensive disaster recovery plan. The plan identifies teams to manage disaster situations and re-establish a functioning operational environment and provides for the relocation of employees, forms and supplies, report distribution and the coordination of all activities between users and data processing functions. The plan also identifies the core business processes for each functional area within the Company and the associated contingency plans for each area.

            The Company has entered into an agreement with Comdisco, a leader in the business recovery field. Comdisco provides continuity services to ensure minimal disruption to critical business operations. Comdisco's client/server facilities are fully equipped to recreate the Company's processing and information flows. Comdisco will provide the Company with an off-site facility equipped with hardware, networking and communication functions, in the event of a disaster, containing sufficient office space, equipment and data required to restore the Company's core business in as little as four to six hours. The Company has access to Comdisco's recovery sites in MA., New Jersey, and New York as well as 25 additional recovery locations throughout North America. The Company's use of Comdisco's off-site facility is shared with other companies and is subject to a `first-come, first-served' policy in the event of a disaster declaration.

            With the securities industry moving to a Trade Date +1 (`T+1') settlement cycle, the Company has begun making systems infrastructure and functional modifications required to provide straight through processing capabilities in a T+1 environment. A comprehensive development and implementation plan is in place to assure that all industry imposed deadlines are met and that the transition to the T+1 environment is accomplished without adversely affecting the operations of the Company or the services provided to its clients.

            The securities industry's initiative that will change market quotes for securities to a decimal format will have virtually no impact on the systems processing of the Company. The Company has reviewed its core systems and their internal and external interfaces and has verified that security quotations are currently maintained in decimal format throughout and that processing will not be affected by this industry change.

COMPETITION

            The Company operates in a highly competitive environment in all areas of its business. Many of the Company's competitors possess substantially greater financial, sales and marketing resources than the Company and process a greater amount of financial assets than the Company. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company conduct business. See "Regulation and Supervision" below. In addition to facing competition from other deposit-taking institutions, the Company also faces competition from large in-house accounting departments of mutual fund complexes, insurance companies and banks offering proprietary mutual funds. Competitive factors include technological advancement and flexibility, breadth of services provided and quality of service. The Company believes that it competes favorably in these categories.

            Competition in the asset administration industry has reduced pricing in almost all business segments, particularly with respect to custody services and trustee services. Partially offsetting this trend is the development of new services that have higher margins. The Company's continuous investment in technology has permitted it to offer value-added services to clients, such as offshore custody and fund accounting, securities lending and foreign exchange, at competitive prices on a global basis. Technological evolution and service innovation enable the Company to generate additional revenues to offset price pressure in maturing service lines.

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

EMPLOYEES

            At December 31, 1999, the Company had 1,507 employees. The Company maintains a five-week professional development program for entry level staff. Successful completion of the program is required of most newly hired employees. Topics covered during the program include an overview of the financial services industry and regulatory environment, principles of investment company accounting, instruction in operating and control procedures, manual performance of fund accounting tasks and intensive training on FACTS. This training program is supplemented by ongoing education on the industry and client base.

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

            BHCA - ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the `Interstate Act') generally authorizes bank holding companies to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

            Provided that a bank holding company does not become a "financial holding company" under the recently enacted Gramm-Leach-Bliley Act (as discussed below), the BHCA also prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices.

            As to the Gramm-Leach-Bliley Act, the legislation, which became law on November 12, 1999, repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a bank and any company or person "primarily engaged" in specified securities activities. Moreover, the general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the Gramm-Leach-Bliley Act is intended to permit bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities than the companies described above that are not so treated.

            Generally, although significant implementing regulations have yet to be published, the Gramm-Leach-Bliley Act:

         - repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

         - provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

         - broadens the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

         - provides an enhanced framework for protecting the privacy of consumer information;

         - adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

         - modifies the laws governing the implementation of the Community Reinvestment Act of 1977; and

         - addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

            In order to elect to become a financial holding company and engage in the new activities, a bank holding company, such as the Company, must meet certain tests and file an election form with the FRB which generally is acted on within thirty days. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized (as discussed below under "The Bank") and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Company has not determined whether it will become a financial holding company.

            CAPITAL REQUIREMENTS. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the `Total Risk-Based Capital Ratio'), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

            In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total assets (the `Leverage Ratio') of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. Because the Bank, and consequently, the Company, anticipates significant future growth, the Company will be required to maintain Leverage Ratios of at least 4.0% to 5.0% or more.

            The Company currently is in compliance with both the Risk Based Capital Ratio and the Leverage Ratio requirements. At December 31, 1999, the Company had a Tier I Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to 14.96% and 14.97%, respectively and a Leverage Ratio equal to 5.46%. International bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the FRB's guidelines.

            LIMITATIONS ON ACQUISITIONS OF COMMON STOCK. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring `control' of a bank holding company unless the FRB has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the `Exchange Act') would, under the circumstances set forth in the presumption, constitute the acquisition of control.

            In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or such lesser percentage as the FRB deems to constitute control over the Company, of the outstanding Common Stock of the Company.

            MASSACHUSETTS LAW. Massachusetts law generally defines a bank holding company as a company which owns or controls two or more banks. Although the Company owns or controls only one bank, it is deemed a bank holding company for purposes of Massachusetts law due to the manner in which it acquired the Bank. Accordingly, the Company has registered with the Commissioner and is obligated to make reports to the Commissioner. Further, as a Massachusetts bank holding company, the Company may not acquire all or substantially all of the stock or assets of a banking institution or merge or consolidate with another bank holding company without the prior consent of the Massachusetts Board of Bank Incorporation (the `BBI'). As a condition of such consent, the BBI must receive notice from the Massachusetts Housing Partnership Fund (the `Fund') that arrangements satisfactory to the Fund have been made by the Company to make 0.9% of its assets available for financing, down payment assistance, share loans, closing costs and other costs related to programs promoted by the Fund, including those related to creating affordable rental housing, limited equity cooperatives, and tenant management programs. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which bank holding companies or their nonbank subsidiaries engage.

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

            FDIC INSURANCE PREMIUMS. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds. In addition, starting in the Year 2000 banks will have to pay the same assessments for FICO bonds issued in connection with the thrift bailout in the late 1980s and early 1990s, as Savings Association Insurance Fund-insured banks must pay.

            CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above.

            Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be (i) `well capitalized' if it has Total Risk Based Capital Ratio of 10.0% or more, has a Tier I Risk Based Capital Ratio of 6.0% or more, has a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) `adequately capitalized' if it has a total Risk Based Capital Ratio of 8.0% or more, a Tier I Risk Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of `well capitalized,' (iii) `undercapitalized' if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier I Risk Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances), (iv) `significantly undercapitalized' if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier I Risk Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and (v) `critically undercapitalized' if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

            At December 31, 1999, the Bank was deemed to be a well capitalized institution for the above purposes. Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. Because the Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules, it therefore cannot predict what effect such higher requirements may have on the Company and the Bank. As is discussed above, being a well-capitalized institution is one requirement for the Company to be treated as a financial holding company, if it elects to be so treated.

            BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations,
(i) a well capitalized institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized institution may not (x) accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC or
(y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited and (iii) an undercapitalized institution may not (x) accept, renew or roll over any brokered deposits or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. Currently, the Bank is deemed to be an well capitalized insured depository institution for purposes of the restriction on the use of brokered deposits by such institutions. The bank historically has not relied upon brokered deposits as a source of funding and, at December 31, 1999, the Bank did not have any brokered deposits.

            TRANSACTIONS WITH AFFILIATES. The FDIA restricts the range of permissible transactions between a bank and an affiliated company. The Bank is subject to certain restrictions on loans to the Company, on investment in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. The Bank also is subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with non-affiliates.

            ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Effective January, 1999 the FDIC substantially revised its regulations implementing Section 24 to ease the ability of state banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

            Further, the Gramm-Leach-Bliley Act includes new sections of the National Bank Act and the Federal Deposit Insurance Act governing the establishment and operation of financial subsidiaries to permit national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules.

            COMMUNITY REINVESTMENT ACT. The Federal Community Reinvestment Act (`CRA') requires the FDIC and the Commissioner to evaluate the Bank's performance in helping to meet the credit needs of the community. The Bank has been designated as a `wholesale institution' for CRA purposes by the Commissioner and the FDIC. This designation reflects the nature of the Company's business as other than a retail financial institution and proscribes CRA review criteria applicable to the Bank's particular type of business. As a part of the CRA program, the Bank is subject to periodic examinations by the FDIC and the Commissioner, and maintains comprehensive records of its CRA activities for this purpose. Management believes the Bank is currently in compliance with all CRA requirements. The Bank has pending an application with the FDIC to become designated a `special purpose' institution, which designation would exempt the Bank from CRA review by the FDIC. The Bank would still be subject to review by the Commissioner, if granted such status.

            MASSACHUSETTS LAW - DIVIDENDS. Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of `net profits' and to the extent that such payments will not impair the Bank's capital stock and surplus account. Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

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

            TRANSFER AGENCY. In order to serve as transfer agent to its clients that execute transactions in publicly traded securities, the Company must register with the SEC as a transfer agent under the Exchange Act. As a registered transfer agent, the Company is subject to certain reporting and recordkeeping requirements. Currently, management believes the Company is in compliance with these registration, reporting and recordkeeping requirements.

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

            OTHER SECURITIES LAWS ISSUES. The Gramm-Leach-Bliley Act also amended the federal securities laws to, effective May, 2001, eliminate the blanket exceptions that banks traditionally have had from the definition of broker dealer and investment adviser. Accordingly, banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker-dealer and/or investment adviser, as appropriate, and became subject to SEC jurisdiction. For example, banks acting as investment advisors to registered mutual funds, such as the Bank, will not be exempt, nor likely will banks that engage in third party non-custodial securities lending arrangements.

ITEM 2. PROPERTIES.

            As of December 31, 1999, the Company leased two offices located in Boston, MA, one in New York, NY, and foreign offices in Toronto, Canada and Dublin, Ireland for its offshore funds processing business.

            The following table provides certain summary information with respect to the principal properties that the Company leases:

LOCATION                                 FUNCTION                             SQ. FT.          EXPIRATION DATE
--------                                 --------                             -------          ---------------
200 Clarendon St., Boston, MA            Principal Executive Offices          259,178          2007
                                         and Operations Center
1 Exeter Plaza, Boston, MA               Training Center                       11,375          2001
600 Fifth Avenue, New York, NY           Operations Center                      7,751          2005
1 First Canadian Place, Toronto          Offshore Processing Center            17,790          2001
Earlsfort Terrace, Dublin                Offshore Processing Center            10,635          2002

            The Company entered into an agreement to lease 62,840 square feet at Copley Place, located in Boston, Massachusetts, to commence in 2000 in order to expand its Boston operations. See Note 15 of the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

            The Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of any such claim cannot be predicted with certainty, management does not expect these matters, either individually or in the aggregate, to have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Company's Common Stock is currently included in The Nasdaq National Market under the symbol IFIN. The following table sets forth the range of high and low sales prices for the Company's Common Stock as reported by NASDAQ.

         1999

                                    HIGH         LOW
                                    ----         ---
          First Quarter           $33.000      $26.750
          Second Quarter          $40.563      $29.000
          Third Quarter           $45.000      $32.000
          Fourth Quarter          $49.438      $31.250


         1998

                                    HIGH         LOW
                                    ----         ---

          First Quarter           $28.000      $20.500
          Second Quarter          $29.782      $24.750
          Third Quarter           $34.188      $20.188
          Fourth Quarter          $32.500      $15.750


As of February 16, 2000, there were approximately 937 stockholders of record.

DIVIDENDS

            The Company currently intends to retain the majority of future earnings to fund the development and growth of its business. The Company's ability to pay dividends on the Common Stock may depend on the receipt of dividends from the Bank. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements which the Company entered into in connection with the sale of the 9.77% Capital Securities by Investors Capital Trust I. See `Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.' Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. See `Business - Regulation and Supervision.' Subject to regulatory requirements, the Company expects to pay an annual dividend to its stockholders, currently estimated to be in an amount equal to $.12 per share of outstanding Common Stock (approximately $1.8 million based upon 14,610,154 shares outstanding as of December 31, 1999). The Company expects to declare and pay such dividend ratably on a quarterly basis.

ITEM 6.  SELECTED FINANCIAL DATA.

            The following table contains the Company's consolidated financial and statistical information, and should be read in conjunction with `Management's Discussion and Analysis of Financial Condition and Results of Operations,' the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and other financial information appearing elsewhere in this Annual Report. Information reported for years prior to 1998 have been restated for the acquisition of AMT Capital Services, Inc., which was accounted for as a pooling-of-interests. This restated information was first filed with the Securities and Exchange Commission (`SEC') on August 18, 1998.

                                                                                                                    For the Two
                                                                                                                    Months Ended
                                                                For the Year Ended December 31,                     December 31,
                                             -------------   --------------    -------------     -------------     -------------
                                                 1999             1998              1997              1996              1995
                                             -------------   --------------    -------------     -------------     -------------
                                                                  (Dollars in thousands, except per share and employee data)
STATEMENT OF INCOME DATA:
Net interest income                          $      35,773    $      26,694    $      26,173     $      17,944     $       1,966
Non-interest income                                133,761           98,023           82,524            59,189             8,407
Gain/(loss) on sale of investment
securities                                              --              833              114                (2)               --
                                             -------------    -------------    -------------     -------------     -------------
Net operating revenues                             169,534          125,550          108,811            77,131            10,373
Operating expenses                                 135,815           99,584           87,362            64,613             8,877
                                             -------------    -------------    -------------     -------------     -------------
Income before income taxes and
minority interest                                   33,719           25,966           21,449            12,518             1,496
Income taxes                                        10,790            9,348            7,382             4,852               664
Minority interest expense                            1,661            1,563            1,437                --                --
                                             -------------    -------------    -------------     -------------     -------------
Net income                                   $      21,268    $      15,055    $      12,630     $       7,666     $         832
                                             =============    =============    =============     =============     =============
PER SHARE DATA (6):
Basic earnings per share                     $        1.49    $        1.12     $       0.95     $        0.58     $        0.07
                                             =============    =============     ============      ============     =============
Diluted earnings per share                   $        1.43    $        1.09     $       0.93     $        0.57     $        0.06
                                             =============     ============     ============      ============     =============
Dividends per share                          $        0.08     $       0.06     $       0.04     $        0.02
                                             =============     ============     ============     =============
BALANCE SHEET DATA:
Total assets at end of period                $   2,553,080    $   1,465,508    $   1,460,447     $     965,394     $     332,436
AVERAGE BALANCE SHEET DATA:
Interest earning assets                      $   1,837,963    $   1,443,487    $   1,167,361     $     575,662     $     219,775
Total assets                                     1,970,702        1,542,765        1,236,519           628,893           249,064
Total deposits                                   1,150,814          845,093          594,768           377,219           197,013
Common stockholders' equity                        118,622           81,456           68,370            56,137            34,000
SELECTED FINANCIAL RATIOS:
Return on average equity (2)                         17.93%           18.48%           18.47%            13.65%            14.68%
Return on average assets (2)                          1.08%            0.98%            1.02%             1.22%             2.00%
Common equity as % of total assets                    6.02%            5.28%            5.18%             6.39%            16.61%
Dividend payout ratio (3)                             5.59%            5.25%            4.45%             2.49%             0.00%
Tier 1 capital ratio (4)                             14.96%           15.32%           29.17%            24.57%            44.47%
Non-interest income as % of net
operating income                                     78.90%           78.08%           75.84%            76.74%            81.05%
OTHER STATISTICAL DATA:
Assets processed at end of period (5)        $ 290,162,547    $ 244,935,314    $ 139,418,241     $ 122,563,400     $  94,208,228
Employees at end of period                           1,507            1,258            1,028               827               682


                                              For the Year
                                                Ended
                                              October 31,
                                             -------------
                                                 1995(1)
                                             -------------
                                      (Dollars in thousands, except
                                      per share and employee data)

STATEMENT OF INCOME DATA:
Net interest income                          $       5,870
Non-interest income                                 53,607
Gain/(loss) on sale of investment
securities                                              --
                                             -------------
Net operating revenues                              59,477
Operating expenses                                  52,569
                                             -------------
Income before income taxes and
minority interest                                    6,908
Income taxes                                         2,782
Minority interest expense                               --
                                             -------------
Net income                                   $       4,126
                                             =============
PER SHARE DATA (6):
Basic earnings per share
Diluted earnings per share
Dividends per share
BALANCE SHEET DATA:
Total assets at end of period                $     186,773
AVERAGE BALANCE SHEET DATA:
Interest earning assets                      $     106,130
Total assets                                       128,174
Total deposits                                     106,446
Common stockholders' equity                         16,119
SELECTED FINANCIAL RATIOS:
Return on average equity (2)                         25.60%
Return on average assets (2)                          3.22%
Common equity as % of total assets                   12.58%
Dividend payout ratio (3)                             1.36%
Tier 1 capital ratio (4)                             37.62%
Non-interest income as % of net
operating income                                     90.13%
OTHER STATISTICAL DATA:
Assets processed at end of period (5)        $  91,099,976
Employees at end of period                             679

-------------

(1) Non-interest income for the year ended October 31, 1995 includes the recognition of net proceeds of $2,572,000 from the assignment to a third party of asset administration rights associated with $5 billion of unit investment trust assets.
(2) Ratios for the two months ended December 31, 1995 have been annualized. The ratios for the year ended October 31, 1995 include the effect of the unit investment trust transaction described in (1) above. Without the earnings associated with this transaction, return on equity and return on assets for the year ended October 31, 1995 would have been 15.84% and 1.99%, respectively.
(3) The Company intends to retain the majority of future earnings to fund development and growth of its business. The Company currently expects to pay cash dividends at an annualized rate of $.12 per share subject to regulatory requirements. See "Dividends."
(4) Tier I capital consists of the sum of common stockholders' equity and non-cumulative perpetual preferred stock minus all intangible assets (other than certain qualifying goodwill) and excess deferred tax assets.
(5) Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration and investment advisory services.
(6) All share numbers shown in this table have been restated to reflect the two-for-one stock split paid March 17, 1999 where applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which are included elsewhere in this Annual Report. The Company, through its wholly owned subsidiaries, Investors Bank & Trust Company and Investors Capital Services, Inc., provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 78 mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for net assets that totaled approximately $290 billion at December 31, 1999, including approximately $17 billion of foreign net assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

            On May 29, 1998 the Company acquired AMT Capital Services, Inc. and an affiliated company (`AMT Capital'), a New York-based firm recognized for providing fund administration services to global and domestic institutional investment management firms. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of AMT Capital in exchange for 388,012 shares of the Company's common stock. The acquisition was accounted for under the pooling-of-interests method of accounting. Upon completion of the acquisition, AMT Capital became a wholly owned subsidiary of the Company and was re-named Investors Capital Services, Inc. On April 12, 1999, 6,814 of the shares issued by the Company were returned to the Company pursuant to the indemnification and escrow provisions of the acquisition agreement.

            On October 1, 1998, the Bank acquired the domestic institutional trust and custody business (`the Business') of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and paid an additional amount of approximately $4.8 million in February 2000 based upon client retention and business performance. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Bank acted as custodian, and provided certain other services, for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. In September 1999, the Bank received notification from BankBoston of its intent to terminate the outsourcing agreement. The termination, to be effective in early 2000, will have no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank received a termination fee of $7 million in February 2000. Therefore, a net adjustment to decrease the purchase price, resulting from the two above mentioned items, was made for $2.2 million. The Bank does not anticipate a material impact on net income due to the termination of the outsourcing agreement. The Bank was informed by BankBoston that its decision to terminate the outsourcing agreement was not related in any way to the Company's quality of service but was made as part of the integration process undertaken in connection with the recently completed BankBoston/Fleet merger.

            On February 16, 1999, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable March 17, 1999 to stockholders of record on March 1, 1999. All share numbers shown in this Annual Report have been restated to reflect the two-for-one stock split paid March 17, 1999 where applicable.

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

            The Company's current largest client, Eaton Vance, accounted for 10%, 9% and 7% of the Company's net operating revenues for the years ended December 31, 1997, 1998 and 1999 respectively. The Company believes its relationship with Eaton Vance is good and expects it to continue. The Company's agreements with mutual funds managed by Eaton Vance, pursuant to which the Company provides custody and fund accounting services, extend through August 2000 and continue thereafter until terminated by either party upon sixty days prior notice.

            The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and non-interest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of financial results. Revenue generated from asset administration and other fees and interest income increased 35% to $169.5 million for the year ended December 31, 1999 from $125.6 million for the year ended December 31, 1998.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

            From time to time, information provided by the Company, statements made by its employees or information included in its filings with the SEC (including this Form 10-K) may contain statements, which are not historical facts, so-called `forward-looking statements,' which involve risks and uncertainties. Forward-looking statements in this Form 10-K include certain statements regarding liquidity, the effects of BankBoston's termination of the outsourcing agreement, customary closing conditions relating to the Sanwa Bank transaction and the effect of certain potential legal claims against the Company. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the SEC.

            The Company's future results may be subject to substantial risks and uncertainties. The Company's liquidity is dependent, in part, upon the continued availability of current borrowing facilities, the loss of which may impair the Company's access to liquid funds. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates or changes in the relationship between certain index rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days notice. If the Company is not able to recognize expense reduction or reallocation of resources after the termination of the outsourcing agreement, the termination may have an adverse impact on the Company's results of operations and financial condition. Also, the outcome of any legal claim against the Company cannot be predicted with certainty and, even if the Company is successful in defending or settling any claims, the existence of the claims may harm the Company's reputation or ability to add new clients.

            The Company has been experiencing a period of rapid growth, which places a strain on all of its resources, including management. In addition, the Company must integrate future acquisitions, if any, into the Company's business. Also, the Company must continue to attract and retain skilled personnel in a tight labor market. In particular, the current market for financial services employees is extremely competitive. If the Company fails to manage growth effectively, integrate acquisitions successfully or attract and retain skilled employees, it could reduce the quality of the Company's services, lead to loss of key employees and clients, and have a material adverse effect on the Company's operations.

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

            The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: the timing of the commencement or termination of client engagements, the rate of net inflows and outflows of investor funds in the debt and equity-based investment vehicles offered by the Company's clients, fluctuations in global equity and debt markets, the introduction and market acceptance of new services by the Company and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenues in a specified period may have an adverse impact on the Company's results of operations for that period. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

STATEMENT OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Non-interest Income

         Non-interest income increased $34.9 million to $133.8 million for the year ended December 31, 1999 from $98.9 million for the year ended December 31, 1998. Non-interest income consists of the following items:

                                              For the Year Ended December 31,
                                         ------------------------------------   ---------------
                                              1999                 1998             Change
                                         ----------------    ----------------   ---------------
                                                  (Dollars in thousands)

Asset administration fees                       $132,478             $ 96,757               37%
Computer service fees                                488                  518               (6%)
Other operating income                               795                  748                6%
Net gain/(loss) on sale of securities                 --                  833               --
                                         ----------------    ----------------

Total non-interest Income                       $133,761             $ 98,856               35%
                                         ===============     ================

         Asset administration fees increased $35.7 million due principally to higher levels of assets processed resulting from the addition of new clients as well as the expansion of existing client relationships. The Company earns such fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total net assets processed increased 18% to $290 billion at December 31, 1999 from $245 billion at December 31, 1998. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as cash management and securities lending.

         Computer service fees consist of amounts charged by the Company for data processing services related to client accounts. Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (`FHLBB') stock investment and miscellaneous transaction-oriented private banking fees. Gain on sale of securities decreased in 1999 due to the Company's sale in 1998 of certain available for sale mortgage-backed securities in anticipation of prepayment risk.

Operating Expenses

         In 1999 total operating expenses were $135.8 million, up 36% from 1998. The components of operating expenses were as follows:

                                     For the year ended December 31,
                                     -----------------------------------    ------------
                                         1999                1998              Change
                                     -----------------    --------------    ------------
                                           (Dollars in thousands)

Compensation and benefits                     $ 83,302          $ 61,901             35%
Technology and telecommunications               15,744            10,965             44
Transaction processing services                  9,234             7,251             27
Occupancy                                        8,032             6,991             15
Depreciation and amortization                    3,911             2,657             47
Professional fees                                3,573             1,590            125
Travel and sales promotion                       2,551             1,920             33
Amortization of goodwill                         1,756               442            297
Insurance                                          769               783             (2)
Other operating expenses                         6,943             5,084             37
                                     -----------------    --------------
Total operating expenses                      $135,815          $ 99,584             36%
                                     =================    ==============

         Compensation and benefits expense, the largest component of expense, increased by $21.4 million or 35% from year to year due to several factors. The average number of employees increased 25% to 1,423 at December 31, 1999 from 1,139 at December 31, 1998. This increase relates to the increase in client relationships and the expansion of existing client relationships during the year. In addition, compensation expense related to the Company's management incentive plans increased $4.0 million between years because of the increase in earnings subject to incentive payments in 1999 compared to 1998. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $2.4 million for the year ended December 31, 1999 from the same period in 1998.

         Technology and telecommunications expense consists of operating lease payments for microcomputers, fees charged by Electronic Data Systems for mainframe data processing, telephone expense, software maintenance fees and licenses, optical imaging and contract programming fees. Technology and telecommunication fees increased $4.8 million year over year. Increased hardware, software and telecommunications expenses needed to support the growth in assets processed accounted for $956,000 of the increase. The Company's use of contract programmers to perform information systems development projects accounted for $799,000 of the increase. Fees charged by EDS increased $666,000 due to increased volume of mainframe data processing. Expenses relating to the conversion of the BankBoston business accounted for $535,000 of the increase.

         Transaction processing services expense consists of volume related expenses including subcustodian fees and external contract services. The increase of $2.0 million from year to year relates primarily to an increase in subcustodian fees driven by growth in foreign assets processed for clients.

         Occupancy expense increased $1.0 million to $8.0 million for the year ended December 31, 1999 from $7.0 million for the year ended December 31, 1998. This increase resulted from the temporary rental of office space relating to the BankBoston acquisition along with the expansion of office space in the Company's Boston location.

         Depreciation and amortization expense increased $1.2 million to $3.9 million for the year ended December 31, 1999 from $2.7 million for the year ended December 31, 1998. This increase resulted from software costs capitalized under AICPA Statement of Position 98-1, `Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' (`SOP 98-1'), which were placed in service in 1999.

         Professional fees increased $2.0 million to $3.6 million for the year ended December 31, 1999 from $1.6 million for the year ended December 31, 1998. The increase in professional fees relates primarily to consulting services related to the integration of the BankBoston business and tax planning.

         Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with making sales calls on potential clients, traveling to existing client sites and the Company's foreign subsidiaries, and attending industry conferences. This expense increased $631,000 to $2.6 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998 due primarily to increased travel relating to the integration of the BankBoston business.

         The acquisition of BankBoston's institutional trust and custody business was accounted for under the purchase method of accounting and as a result, the purchase price was allocated first to all identifiable tangible and intangible assets acquired and liabilities assumed. The remainder of the purchase price (excess of purchase price over the fair value of intangible net assets) was then allocated to goodwill. Goodwill expense relates to the amortization of the resulting goodwill from the acquisition, which is being amortized over its estimated useful life. In September 1999, the Bank received notification of BankBoston's intent to terminate the outsourcing agreement. The termination, expected to be effective in early 2000, will have no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank received a termination fee of $7.0 million in February 2000. The Bank does not anticipate a material impact on net income due to the termination. The Bank was informed by BankBoston that its decision to terminate the outsourcing agreement was not related in anyway to the Company's quality of service, but was made as part of the integration process undertaken in connection with the BankBoston/Fleet merger. In addition, a contingent payment of approximately $4.8 million was made by the Company based upon business performance in accordance with the purchase agreement. Therefore, a net adjustment was made to decrease the purchase price by approximately $2.2 million based upon these two items.

         Other operating expenses increased $1.8 million to $6.9 million for the year ended December 31, 1999 from $5.1 million for the year ended December 31, 1998. Other operating expenses include fees for office supplies, recruiting costs, temporary help and various fees assessed by the Massachusetts Banking Commission. Recruiting costs accounted for $914,000 of the increase due to the growth of the Company's staffing needs. The growth in assets processed has resulted in an overall increase in operating expenses.

Net Interest Income

         Net interest income is the amount of interest received on interest-earning assets less the interest paid on interest-bearing liabilities. Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 1999 compared to the year ended December 31, 1998. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category.

                                        Change         Change
                                        Due to         Due to
                                        Volume          Rate           Net
                                      -----------   -----------    -----------
                                               (Dollars in thousands)

INTEREST-EARNING ASSETS
Fed funds sold and
  interest-earning deposits            $   480       $  (144)       $   336
Investment securities                   21,146        (1,374)        19,772
Loans                                    1,046          (284)           762
                                       -------       -------        -------
Total interest-earning assets          $22,672       $(1,802)       $20,870
                                       -------       -------        -------

INTEREST-BEARING LIABILITIES
Deposits                               $15,143       $(3,500)       $11,643
Borrowings                                 973          (825)           148
                                       -------       -------        -------
Total interest-bearing liabilities     $16,116       $(4,325)       $11,791
                                       -------       -------        -------

Change in net interest income          $ 6,556       $ 2,523        $ 9,079
                                       =======       =======        =======


            Net interest income increased $9.1 million or 34% to $35.8 million for the year ended December 31, 1999 from $26.7 million for the year ended December 31, 1998. This net increase resulted from an increase in interest income of $20.9 million offset by an increase in interest expense of $11.8 million. The net impact of the above changes was a 10 basis point increase in net interest margin.

            The increase in interest income resulted from an expansion of the balance sheet. The equity obtained in the $26 million private placement completed in March 1999 allowed the Company to expand the average balance sheet with deposits that had been in third-party sweeps. The Company's average interest-earning assets increased 27% compared to the same period in 1998.

            Interest expense increased due to a 32% increase in average interest-bearing liabilities. The increase was offset by a decrease in the average interest rates paid by the Company from 4.80% to 4.36% between periods.

Income Taxes

            Taxes for the year ended December 31, 1999 were $10.8 million, up from $9.3 million a year ago. The overall effective tax rate for the period was 32%, which compares to 36% for the prior year. The year-to-year decrease resulted from the restructuring of corporate entities for state tax planning purposes.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Non-interest Income

         Non-interest income increased $16.3 million to $98.9 million for the year ended December 31, 1998 from $82.6 million for the year ended December 31, 1997. Non-interest income consists of the following items:

                                             For the Year Ended December 31,
                                          -----------------------   ----------
                                             1998         1997        Change
                                          ----------   ----------   ----------
                                                (Dollars in thousands)

Asset administration fees                    $96,757      $78,325          24%
Computer service fees                            518          643        (19%)
Other operating income                           748        3,556        (79%)
Net gain/(loss) on sale of securities            833          114          --
                                          ----------   ----------

Total Non-interest Income                    $98,856      $82,638          20%
                                          ==========   ==========

         Asset administration fees increased $18.4 million due principally to higher levels of assets processed. Total net assets processed increased to $245 billion at December 31, 1998 from $139 billion at December 31, 1997. Approximately $76 billion of this increase relates to the Company's acquisition of BankBoston's domestic institutional custody business on October 1, 1998. The largest component of asset administration fees is asset-based fees, which increased between periods due to the increase in assets processed. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as securities lending, foreign exchange and advisory services.

         The decrease in computer service fees is related to the renegotiation of contracts performed by Investors Capital Services, Inc. in 1998. The decrease in other operating income resulted from services previously provided by Investors Capital Advisors, Inc., a wholly owned subsidiary of the Company which could no longer be provided due to regulatory restrictions imposed on the Company. Investors Capital Advisors, Inc. was merged into Investors Capital Services, Inc. on December 31, 1998. Gain on sale of securities increased in 1998 due to the Company's sale of certain available for sale mortgage-backed securities in anticipation of prepayment risk.

Operating Expenses

         Total operating expenses increased by $12.2 million to $99.6 million for the year ended December 31, 1998 compared to $87.4 million for the year ended December 31, 1997. The components of operating expenses were as follows:

                                      For the year ended December 31,
                                      -----------------------------    -------------
                                          1998            1997             Change
                                      -------------    ------------    -------------
                                                  (Dollars in thousands)

Compensation and benefits                   $61,901         $53,457              16%
Technology and telecommunications            10,965           9,742              13
Transaction processing services               7,251           7,539              (4)
Occupancy                                     6,991           4,620              51
Depreciation and amortization                 2,657           2,070              28
Professional fees                             1,590           1,964             (19)
Travel and sales promotion                    1,920           1,647              17
Amortization of goodwill                        442              --             100
Insurance                                       783             768               2
Other operating expenses                      5,084           5,555              (8)
                                      -------------    ------------
Total operating expenses                    $99,584         $87,362              14%
                                      =============    ============

         Compensation and benefits expense increased by $8.4 million or 16% from period to period due to several factors. The average number of employees increased 19% to 1,139 at December 31, 1998 from 958 at December 31, 1997. This increase relates to the increase in client relationships, the expansion of existing client relationships during the period and the addition of additional employees related to the BankBoston acquisition in October 1998. In addition, compensation expense related to the Company's management incentive plans increased $602,000 between periods because of the increase in earnings subject to incentive payments in 1998 compared to 1997. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $1.2 million for the year ended December 31, 1998 from the same period in 1997. Effective January 1, 1998 the Company adopted the accounting method promulgated under SOP 98-1. Accordingly the Company capitalized $831,000 of compensation and compensation-related expenses for employees who were directly associated with internal use computer software projects during the year ended December 31, 1998.


         Technology and telecommunication expense increased approximately $1.3 million to $11.0 million for the year ended December 31, 1998 from $9.7 million for the year ended December 31, 1997. Fees charged by EDS increased $377,000 due to increased volume of mainframe data processing along with Year 2000 testing. Increased hardware, software and telecommunications expenses also needed to support the growth in assets processed accounted for $815,000 of the increase. License fees on software accounted for $371,000 of the increase.

         Occupancy expense increased $2.4 million to $7 million for the year ended December 31, 1998 from $4.6 million for the year ended December 31, 1997. This increase resulted from expansion of office space in the Company's Boston, Toronto, and Dublin offices.

         Depreciation and amortization expense increased approximately
$600,000 to $2.7 million for the year ended December 31, 1998 from $2.1 million for the year ended December 31, 1997. This increase resulted from the purchase of furniture, equipment, and capitalized software throughout 1997 and 1998.

         Professional fees decreased approximately $400,000 to $1.6 million for the year ended December 31, 1998 from $2 million for the year ended December 31, 1997. The decrease in professional fees relates to non-recurring consulting and legal fees incurred during 1997.

         Travel and sales promotion expense increased approximately $300,000 to $1.9 million for the year ended December 31, 1998 from $1.6 million for the year ended December 31, 1997 due primarily to increased travel of the sales and client management staff, as well as increased travel to foreign subsidiaries.

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

                                            Change       Change
                                            Due to       Due to
                                            Volume        Rate           Net
                                         ----------    ----------    -----------
                                                 (Dollars in thousands)

INTEREST-EARNING ASSETS
Fed funds sold and
  interest-earning deposits                $ (1,262)     $    (37)     $ (1,299)
Investment securities                        17,584        (4,026)       13,558
Loans                                           (21)          458           437
                                           --------      --------      --------
Total interest-earning assets              $ 16,301        (3,605)     $ 12,696
                                           --------      --------      --------

INTEREST-BEARING LIABILITIES
Deposits                                   $ 11,461      $   (781)     $ 10,680
Borrowings                                    2,030          (535)        1,495
                                           --------      --------      --------
Total interest-bearing liabilities         $ 13,491      $ (1,316)     $ 12,175
                                           --------      --------      --------

Change in net interest income              $  2,810      $ (2,289)     $    521
                                           ========      ========      ========


            Net interest income increased $500,000 or 2% to $26.7 million for the year ended December 31, 1998 from $26.2 million for the 1997 period. This net increase resulted from an increase in interest income of $12.7 million offset by an increase in interest expense of $12.2 million. The net impact of the above changes was a 39 basis point decrease in net interest margin.

            The increase in interest income resulted primarily from a higher level of interest earning assets. The Company's average assets for the year ended December 31, 1998 increased $306 million or 24% compared to the year ended December 31, 1997. This growth primarily resulted from an increase in average interest earning assets of $276 million.

            Interest expense increased $12.2 million due primarily to the higher level of deposits and short-term borrowings. The increase was offset by a decrease in the average interest rates paid by the Company from 5.03% to 4.80% between periods.

Income Taxes

            Taxes for the year ended December 31, 1998 were $9.3 million, up from $7.4 million a year ago. The overall effective tax rate for the period was 36% which compares to 34% for the prior year. The period-over-period increase was due to the change in tax status from an S Corporation to a C Corporation of Investors Capital Services, Inc.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

The following table summarizes the Company's investment portfolio as of the dates indicated:


                                                               December 31,
                                            --------------------------------------------------
                                                 1999              1998             1997
                                            ----------------  ---------------- ---------------
                                                        (Dollars in thousands)
SECURITIES HELD TO MATURITY:
Mortgage-backed securities                    $  1,464,816       $   733,109       $  590,365
Federal agency securities                          227,030           166,181          168,687
State and political subdivisions                    63,871            35,821           35,225
Foreign government securities                        7,638             7,706            7,769
                                           ---------------   ---------------  ---------------
Total securities held to maturity             $  1,763,355       $   942,817       $  802,046
                                           ================  ================ ================

SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities                     $   239,132       $   259,422       $  424,376
Federal agency securities                           52,310                 -                -
Corporate debt                                      47,875            48,070                -
State and political subdivisions                    36,293            37,578            8,382
U.S. Treasury securities                                 -                 -           30,092
                                           ---------------   ---------------  ---------------
Total securities available for sale            $   375,610       $   345,070       $  462,850
                                           ================  ================ ================

         The investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for the Company. In addition, the Company uses the investment portfolio to secure open positions at securities clearing institutions in connection with its custody services. The portfolio is comprised of securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association (`FNMA' or `Fannie Mae') and the Federal Home Loan Mortgage Corporation (`FHLMC' or `Freddie Mac'), and Federal Agency callable bonds issued by FHLMC and the FHLBB, municipal securities, corporate debt securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

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

         The book value and weighted average yield of the Company's securities held to maturity at December 31, 1999 are reflected in the following table.


                                                                            Years
                                     ------------------------------------------------------------------------------------------

                                           Under 1                1 to 5                 5 to  10                Over 10
                                     Amount     Yield       Amount        Yield      Amount      Yield      Amount        Yield
                                     -----------------      -------------------      ------------------    --------------------
Mortgage-backed securities             $18,184    7.28         $369,303    6.89       $151,398    6.88        $ 925,931    7.32
Federal agency securities                    -       -           42,497    6.62          7,602    6.12          176,931    6.72
State and political subdivisions             -       -                -       -          8,534    5.61           55,337    5.41
Foreign government securities                -       -            7,638    6.84              -       -                -       -
                                     ----------              -----------            -----------            -------------
Total securities held to maturity      $18,184    7.28         $419,438    6.86       $167,534    6.78       $1,158,199    7.14
                                     ==========              ===========            ===========            =============


         The book value and weighted average yield of the Company's securities available for sale at December 31, 1999 are reflected in the following table.


                                                                            Years
                                     ------------------------------------------------------------------------------------------
                                           Under 1                  1 to 5                 5 to 10                Over 10
                                     Amount     Yield       Amount        Yield      Amount      Yield      Amount        Yield
                                     -----------------      -------------------      ------------------    --------------------
Mortgage-backed securities                 $    -       -       $     -       -       $     -       -       $239,132     6.03
Federal agency securities                       -       -        52,310    5.96             -       -              -        -
Corporate debt                                  -       -             -       -             -       -         47,875     6.02
State and political subdivisions            2,376    4.13        23,003    4.35        10,914    4.35              -        -
                                        ----------            ----------            ----------            -----------
Total securities available for sale        $2,376    4.13       $75,313    5.47       $10,914    4.35       $287,007     6.03
                                        ==========            ==========            ==========            ===========


LOAN PORTFOLIO

The following table summarizes the Company's loan portfolio for the dates indicated:


                                                                          December 31,                                 October 31,
                                         ---------------------------------------------------------------------------- ------------
                                             1999           1998            1997            1996           1995          1995
                                         -------------- --------------  -------------- --------------- -------------- ------------
                                                                   (Dollars in thousands)

    Loans to individuals                    $   65,010      $  25,583       $  26,858       $  23,449      $  16,610     $ 13,446
    Loans to not-for-profit organizations           13             13              13              13            289          289
    Loans to mutual funds                       44,369         28,796          29,174          42,875         10,000            -
                                         -------------- --------------  -------------- --------------- -------------- ------------
                                            $  109,392      $  54,392       $  56,045       $  66,337      $  26,899     $ 13,735
    Less: allowance for loan losses              (100)          (100)           (100)           (100)           (35)         (35)
                                         -------------- --------------  -------------- --------------- -------------- ------------
    Net loans                               $  109,292      $  54,292       $  55,945       $  66,237      $  26,864     $ 13,700
                                         ============== ==============  ============== =============== ============== ============
    Floating Rate                           $  109,279      $  54,279       $  55,932       $  66,224      $  26,839     $ 13,675
    Fixed Rate                                     135             13              13              13             25           25
                                         -------------- --------------  -------------- --------------- -------------- ------------
                                            $  109,292      $  54,292       $  55,945       $  66,237      $  26,864     $ 13,700
                                         ============== ==============  ============== =============== ============== ============


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

         At December 31, 1999, the Company's only lending concentrations which exceeded 10% of total loans were the revolving lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs or adverse credit actions in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of December 31, 1999, there were no past due loans, troubled debt restructurings, or any loans on non-accrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $100,000 at December 31, 1999. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

MARKET RISK:  OVERVIEW

         The active management of market risk is integral to the Company's operations. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines.

         The Company administers and oversees the investment risk management process primarily through two oversight bodies: The Board of Directors and the Asset and Liability Committee (`ALCO'). The Company's Board of Directors reviews, on a quarterly basis, the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. The ALCO Committee is a senior management committee consisting of the Chief Executive Officer, the Chief Financial Officer, the Executive Vice President and members of the Treasury function and others who are responsible for the day-to-day management of market risk. ALCO meets on a bi-weekly basis to provide detailed oversight of investment risk, including market risk.

         The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company. The Company has investment guidelines that define the overall framework for managing market and other investment risks, including accountabilities and controls over these activities. In addition, the Company also has specific investment policies that delineate investment limits and strategies that are appropriate, given liquidity, surplus and regulatory requirements.

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

         The Bank's primary tool in managing interest rate risk in this manner is an income simulation model wherein the Company projects the future net interest income derived from the most current projected balance sheet using a variety of interest rates scenarios. The model seeks to adjust for cash flow changes arising from the changing interest rates for mortgage prepayments, callable securities and adjustable rate securities. The Company also utilizes interest rate swap agreements to manage interest rate risk. Interest rate swap contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. For instance, in 1999 as interest rates rose in sympathy with the Federal Reserve actions, prepayment cash flow diminished raising the effective return on certain investment portfolio holdings.

         The results of the sensitivity analysis as of December 31, 1999 and December 31, 1998, indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 9.01% and 3.00% respectively, versus the policy limit of 10%. Conversely, a downward shift of 200 basis points would result in an increase in projected net interest income of 8.20% and 3.71% respectively. During 1999, the Company took advantage of the steepening yield curve to acquire intermediate fixed rate investments to protect against a falling or flattening yield curve.

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

MARKET RISK:  RE-PRICING RISK

         The Company, like all financial intermediaries, is subject to several types of interest rate risk. Rapid changes in interest rates could adversely affect the profitability of the Company by causing changes in the market value of the Company's assets and its net interest income. Repricing risk arises when an earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. By seeking to minimize the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that could experience changes in interest rates in the same time frame, the Company attempts to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. The Company does not attempt to match each earning asset with a specific interest-bearing liability. Instead, as shown in the table below, it aggregates all of its earning assets and interest-bearing liabilities to determine the difference between these in specific time frames. This difference is known as the rate-sensitivity gap. A positive gap indicates that more earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and change in different directions.

         The Company seeks to manage interest rate risk by investment portfolio actions designed to address the interest rate sensitivity of asset cash flows in relation to liability cash flows. Portfolio actions used to manage interest rate risk include managing the effective duration of the portfolio securities and utilizing interest rate swaps. Interest rate contracts are used to hedge against large rate swings and changes in the shape of the yield curve. The Company uses interest rate swap contracts to hedge against rising interest rates and changes in the shape of the yield curve. The Company's current strategy is to use such contracts to offset increases in interest expense related to customer deposits and other client funding sources including repurchase agreements.

         Interest rate contracts involve elements of credit and market risk, which are not reflected in the Company's consolidated financial statements. Such instruments are entered into for hedging (as opposed to investment or speculative) purposes. See Note 14 to the Consolidated Financial Statements. The Company periodically monitors the financial stability of its counterparties according to prudent investment guidelines and established procedures. There can be no assurance that such portfolio actions will adequately limit interest rate risk.

         The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at December 31, 1999:


                                       Within           Three            Six             One
                                       Three           to Six         to Twelve        Year to        Over Five
                                       Months          Months           Months        Five Years        Years            Total
                                    -------------    ------------    -------------   -------------   -------------   --------------
                                                                        (Dollars in thousands)
Interest-earning assets (1):
    Investment securities (2)        $ 1,046,108      $  186,440       $  266,796      $  392,907      $  246,714     $  2,138,965
    Loans - fixed rate                   109,279               -                -               -               -          109,279
    Loans - variable rate                      -               -                -              13               -               13
                                    -------------    ------------    -------------   -------------   -------------   --------------
       Total interest-earning          1,155,387         186,440          266,796         392,920         246,714        2,248,257
       assets

Interest-bearing liabilities:

    Demand deposit accounts                7,012               -                -               -               -            7,012
    Savings accounts                   1,237,104               -                -               -               -        1,237,104
    Time deposits                         10,000               -                -               -               -           10,000
    Interest rate contracts            (480,000)          60,000          120,000         300,000               -                -
    Short term borrowings                820,034               -                -               -               -          820,034
                                    -------------    ------------    -------------   -------------   -------------   --------------
       Total interest-bearing          1,594,150          60,000          120,000         300,000               -        2,074,150
       liabilities                  -------------    ------------    -------------   -------------   -------------   --------------


       Net interest sensitivity
       gap during the period         $ (438,763)     $  126,440       $  146,796      $   92,920      $  246,714      $   174,107
                                    =============    ============    =============   =============   =============   ==============
       Cumulative gap                $ (438,763)     $ (312,323)      $ (165,527)     $  (72,607)     $  174,107
                                    =============    ============    =============   =============   =============

Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)              72.48%          81.12%           90.67%          96.50%         108.39%
                                    =============    ============    =============   =============   =============

Interest sensitive assets as a
    percent of total assets
    (cumulative)                          45.25%          52.55%           63.00%          78.39%          88.05%
                                    =============    ============    =============   =============   =============

Net interest sensitivity gap as a
    percent of total assets             (17.18)%           4.95%            5.75%           3.64%           9.66%
                                    =============    ============    =============   =============   =============

Cumulative gap as a percent
    of total assets                     (17.18)%        (12.23)%          (6.48)%         (2.84)%           6.82%
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

MARKET RISK: BASIS RISK

         The Company is also exposed to basis risk from interest rate movements which arise when variable rate assets and liabilities are tied to different market indices. The Company holds investment securities that are indexed to Treasury, London Interbank Offered Rate (`LIBOR') and to Prime, while its liabilities are primarily indexed to Federal Funds. During 1998, the Company experienced margin compression from its holding of adjustable rate mortgage (`ARM') securities due to the inversion between one-year Treasury and Federal Funds. During 1999, the Company shifted is portfolio focus to increase its holdings of LIBOR index securities to more closely track its cost of funds. The Company constantly analyzes and modifies its simulation assumptions to incorporate projections of all relevant rate indices.

MARKET RISK:  LIQUIDITY

         Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. For a financial institution such as the Company, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

         The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, fees collected from asset administration clients, and the capital raised from the sale of the Capital Securities. Managing the duration of the investment portfolio also provides asset liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $0.12 per share.

         The Company's ability to pay dividends on the Common Stock may depend on the receipt of dividends from Investors Bank & Trust Company. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Company expects to pay an annual dividend to its stockholders, currently estimated to be in an amount equal to $0.12 per share of outstanding Common Stock (approximately $1.8 million based upon 14,610,154 shares outstanding as of December 31, 1999).

         At December 31, 1999 and 1998, cash and due from banks were 1% of total assets. At December 31, 1999, approximately $41 million or 2% of total assets mature within a one year period.

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of December 31, 1999 was $257 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company. The Company cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on the operations of the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at December 31, 1999 was $1.45 billion.

         The Company also has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to be (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at December 31, 1999 was $516 million.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $33.9 million for the year ended December 31, 1999. Net cash used for investing activities, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities, and purchases of acquisitions was $1.1 billion for the year ended December 31, 1999. Net cash provided by financing activities, consisting primarily of net activity in deposits, was $1.1 billion for the year ended December 31, 1999.

CAPITAL RESOURCES

         Historically, the Company has financed its operations principally through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $3.4 million, $4.9 million and $4.9 million for the years ended December 31, 1999, 1998 and 1997 respectively.

         Stockholders' equity at December 31, 1999 was $136.8 million, an increase of $48.5 million or 55%, from $88.3 million at December 31, 1998. The ratio of stockholders' equity to assets decreased to 5.36% at December 31, 1999 from 6.03% at December 31, 1998.

         The Federal Reserve Board has adopted a system using internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of banks and bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally upon the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a `risk-weighted' asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight.

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

         The following table summarizes the Company's Tier I and total capital ratios at December 31, 1999:


                                                           Amount           Ratio
                                                     ----------------  -------------
                                                          (Dollars in thousands)

Tier I capital                                             $ 124,761         14.96%
Tier I capital minimum requirement                            33,363          4.00%
                                                     ----------------  -------------
Excess Tier I capital                                       $ 91,398         10.96%
                                                     ================  =============

Total capital                                              $ 124,861         14.97%
Total capital minimum requirement                             66,726          8.00%
                                                     ----------------  -------------
Excess total capital                                        $ 58,135          6.97%
                                                     ================  =============

Risk adjusted assets, net of intangible assets             $ 834,073
                                                     ================

         The following table summarizes the Bank's Tier I and total capital ratios at December 31, 1999:


                                                           Amount           Ratio
                                                     ----------------  -------------
                                                          (Dollars in thousands)
Tier I capital                                             $ 121,847         14.64%
Tier I capital minimum requirement                            33,283          4.00%
                                                     ----------------  -------------
Excess Tier I capital                                       $ 88,564         10.64%
                                                     ================  =============

Total capital                                              $ 121,947         14.66%
Total capital minimum requirement                             66,567          8.00%
                                                     ----------------  -------------
Excess total capital                                        $ 55,380          6.66%
                                                     ================  =============

Risk adjusted assets, net of intangible assets             $ 832,088
                                                     ================


         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a `Leverage Ratio' as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a Company's Tier I capital divided by its adjusted average total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires the capital of the Company to be reduced by most intangible assets. The Company's Leverage Ratio at December 31, 1999 was 5.46%, which is in excess of regulatory minimums. The Bank's Leverage Ratio at December 31, 1999 was 5.34%, which is also in excess of regulatory minimums. See `Business - Regulation and Supervision.'

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated.



                                Year Ended December 31, 1999      Year Ended December 31, 1998
                             ---------------------------------   -------------------------------
                                 Average               Average       Average               Average
                                 Balance    Interest   Yield/Cost    Balance   Interest    Yield/Cost
                               ---------------------------------   ---------------------- ----------
                                                                   (Dollars in thousands)
INTEREST-EARNING ASSETS
 Fed funds sold                $   40,904   $   2,018     4.93%   $    30,712   $  1,682      5.48%
 Investment securities(3)       1,712,253     100,819     5.89%     1,352,682     81,047      5.99%
 Demand loans (4)                  84,806       3,765     4.44%        60,093      3,003      5.00%
                               -----------  ----------  ---------   ---------  ----------- ----------
 Total interest-earning
  assets                        1,837,963     106,602     5.80%     1,443,487     85,732      5.94%
                                            ----------  ---------              ----------- ----------
 Allowance for loan losses           (100)                               (100)
 Noninterest-earning assets       132,839                              99,378
                               -----------                          ----------
 Total assets                  $1,970,702                           $1,542,765
                               ===========                          ==========

INTEREST-BEARING LIABILITIES
 Deposits:
   Demand                      $   33,256   $   1,178     3.54%   $   194,648   $  9,334      4.80%
   Savings                        923,867      39,281     4.25%       455,687     20,042      4.40%
   Time                            11,574         587     5.07%           502         27      5.38%
 Short term borrowings            656,749      29,783     4.53%       578,216     29,635      5.13%
                               -----------  ---------- ----------   ---------- ---------- ----------
 Total interest-bearing
  liabilities                   1,625,446      70,829     4.36%     1,229,053     59,038      4.80%
                                            ---------- ----------              ---------- ----------
 Noninterest-bearing liabilities:

   Demand deposits                117,117                             129,256
   Noninterest bearing time
    deposits                       65,000                              65,000
   Other liabilities               20,314                              13,826
                               -----------                         -----------
 Total liabilities              1,827,877                           1,437,135
 Trust Preferred Securities        24,203                              24,174
 Equity                           118,622                              81,456
                               -----------                         -----------
 Total liabilities and
  equity                       $1,970,702                          $1,542,765
                               ===========                         ===========


 Net interest income                       $   35,773                          $  26,694
                                          ===========                          =========


 Net interest margin (1)                                  1.95%                              1.85%
 Average interest rate spread (2)                         1.44%                              1.14%
 Ratio of interest-earning assets to
  interest-bearing liabilities                          113.07%                            117.45%

                                             Year Ended December 31, 1997
                                     ---------------------------------------
                                        Average                   Average
                                        Balance    Interest      Yield/Cost
                                      --------------------------------------
INTEREST-EARNING ASSETS                $    53,758  $   2,981       5.55%
 Fed funds sold                          1,053,009     67,489       6.41%
 Investment securities(3)                   60,594      2,566       4.23%
 Demand loans (4)                     ------------  -----------   ----------
 Total interest-earning assets           1,167,361     73,036       6.26%
                                                    -----------   ----------
 Allowance for loan losses                    (100)
 Noninterest-earning assets                 69,258
                                      -------------
 Total assets                          $ 1,236,519
                                      =============

INTEREST-BEARING LIABILITIES
 Deposits:
  Demand                              $   140,274  $   7,179       5.12%
  Savings                                 252,408     11,468       4.54%
  Time                                      1,472         76       5.16%
  Short term borrowings                   538,315     28,140       5.23%
                                      -----------  -----------   ----------
  Total interest-bearing
   liabilities                            932,469     46,863       5.03%
                                                   -----------   ----------

 Noninterest-bearing liabilities:
   Demand deposits                        142,436
   Noninterest bearing time
    deposits                               58,178
   Other liabilities                       12,814
                                       ------------
 Total liabilities                       1,145,897
 Trust Preferred Securities                 22,252
 Equity                                     68,370
                                       ------------
 Total liabilities and
  equity                              $  1,236,519
                                       ============


 Net interest income                                $ 26,173
                                                    ========


 Net interest margin (1)                                  2.24%
 Average interest rate spread (2)                         1.23%
 Ratio of interest-earing assets to
  interest-bearing liabilities                          125.20%

---------

(1) Net interest income divided by total interest-earning assets.
(2) Yield on interest-earning assets less rate paid on interest-bearing liabilities.
(3) Average yield/cost on available for sale securities is based on amortized cost.
(4) Average yield/cost on demand loans includes accrual and nonaccrual loan balances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK.

         The information required by this item is contained in the "Market Risk"
section in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as part of this Report.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required under this item is incorporated herein by reference to the information in the sections entitled `Directors and Executive Officers,' `Election of Directors' and `Compensation and other Information Concerning Directors and Officers' contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required under this item is incorporated herein by reference to the information in the section entitled `Compensation and other Information Concerning Directors and Officers' contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required under this item is incorporated herein by reference to the information in the section entitled `Management and Principal Holders of Voting Securities' contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required under this item is incorporated herein by reference to the information in the section entitled `Certain Relationships and Related Transactions' contained in the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1. CONSOLIDATED FINANCIAL STATEMENTS.

                  For the following consolidated financial information included herein, see Index on Page F-1:

                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998.
                  Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997.
                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.
                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.
                  Notes to Consolidated Financial Statements.

                  2. FINANCIAL STATEMENT SCHEDULES.

                  None.

                  3. LIST OF EXHIBITS.


EXHIBIT NO.                   DESCRIPTION
2.1(1)                        Plan of Exchange of Common and Class A Stock of
                              the Company for all outstanding stock of the Bank
3.1(1)                        Certificate of Incorporation of the Company
3.2(1)                        By-laws of the Company
4.1(1)                        Specimen certificate representing the Common Stock
4.2(1)                        Stockholder Rights Plan
10.1(4) *                     Amended and Restated 1995 Stock Plan
10.2(1)                       Custodian Agreement among and between the Company,
                              Eaton Vance Corp. and each investment company
                              advised by Eaton Vance Corp. which adopted the
                              Agreement dated December 17, 1990
10.3(1)                       Transfer and Assumption Agreement between the
                              Company and Bank of New York dated January 27,
                              1995 regarding the assignment of Merrill Lynch
                              Unit Investment Trust administration service
10.4(1)                       Information Technology Services Contract between
                              the Company and Electronic Data Systems, Inc.
                              dated September 24, 1990
10.5(1)                       Third Party Hub and Spoke Processing License
                              Agreement between the Company and Signature
                              Financial Group, Inc. dated May 21, 1993
10.6(1)                       Hub and Spoke Facilities Management Agreement
                              between the Company and Signature Financial Group,
                              Inc. dated May 21, 1993
10.7(1)                       Loan Agreements with Landon Clay dated May 10,
                              1993 and October 6, 1994
10.8(1) *                     Description of the executive bonus arrangement
10.9(1) *                     Employment contract between the Company and Kevin
                              Sheehan
10.10(1)*                     Employment contract between the Company and
                              Michael Rogers
10.11(1)*                     Employment contract between the Company and Edmund
                              Maroney
10.12(1)*                     Employment contract between the Company and Robert
                              Mancuso
10.13(1)                      Sublease Agreement, as amended, between the
                              Company and the Bank of New England, N.A. dated
                              May 25, 1990, for premises located at 89 South
                              Street, Boston, Massachusetts
10.14(4)*                     Amended and Restated 1995 Non-Employee Director
                              Stock Option Plan
10.15(2)                      Information  Technology Services Contract between
                              the Company and Electronic Data Systems,  Inc.
                              dated September 20,1995,
10.16(2)                      Lease Agreement between the Company and John
                              Hancock Mutual Life Insurance Company, dated
                              November 13, 1995, for the premises located at 200
                              Clarendon Street, Boston, Massachusetts.
10.17(3)*                     Employment contract between the Company and Karen
                              C. Keenan
10.18(3)*                     1995 Employee Stock Purchase Plan




10.19(3)                      Amended and Restated Declaration of Trust among
                              the Company and the Trustees  named  therein,
                              dated January 31, 1997
10.20(3)                      Purchase Agreement among the Company, Investors
                              Capital Trust I and Keefe,  Bruyette & Woods,
                              Inc., dated January 30, 1997 (Included in Exhibit
                              10.19)
10.21(3)                      Indenture between the Company and The Bank of New
                              York, dated January 31, 1997
10.22(3)                      Registration Rights Agreement, among the Company,
                              Investors Capital Trust I and Keefe, Bruyette
                              & Woods, Inc., dated January 31, 1997
10.23(3)                      Common Securities Guarantee Agreement by the
                              Company as Guarantor, dated January 31, 1997
10.24(3)                      Capital Securities Guarantee Agreement between the
                              Company as Guarantor and The Bank of New York as
                              Capital Securities Guarantee Trustee, dated
                              January 31, 1997
10.25(5)                      Agreement and Plan of Merger dated as of May 12,
                              1998 by and among the Company, AMT Capital
                              Services, Inc., Alan M. Trager, Carla E. Dearing
                              and the other parties named therein
10.26(6)                      Purchase and Sale Agreement dated as of July 17,
                              1998 by and between Investors Bank & Trust
                              Company and BankBoston, N.A.
10.27(7)                      Stock Purchase Agreement, dated as of March 19,
                              1999, by and between the Company and Oakmont
                              Corporation
21.1                          Subsidiaries of the Company
23.1                          Consent of Deloitte & Touche LLP
24.1                          Power of Attorney (See Page 37 of this Report)
27                            Financial Data Schedule

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-95980).
(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.
(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1997.
(4) Previously filed as an exhibit to From 10-K for the fiscal year ended December 31, 1998
(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-58031)
(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on August 19, 1998.
(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on March 31, 1999.
* Indicates a management contract or a compensatory plan, contract or arrangement.

         (b) REPORTS ON FORM 8-K.

         The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1999.

         (c) EXHIBITS.

         The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Securities and Exchange Commission's regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 and Seven World Trade Center, Suite 1300, New York, NY 10048. Copies of such material can also be obtained from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates.

         (d) FINANCIAL STATEMENT SCHEDULES

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 25th day of February, 2000.

                       INVESTORS FINANCIAL SERVICES CORP.

                           By:   /s/ Kevin J. Sheehan
                                -------------------------------------------
                                Kevin J. Sheehan
                                President, Chief Executive Officer and
                                 Chairman of the Board


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated and on the 25th day of February, 2000.


                           SIGNATURE                                                       TITLE(S)
/s/ Kevin J. Sheehan                                             President, Chief Executive Officer and Chairman of the
---------------------------------------                          Board (Principal Executive Officer); Director
Kevin J. Sheehan


/s/ Michael F. Rogers                                            Executive Vice President
---------------------------------------
Michael F. Rogers

/s/ Karen C. Keenan                                              Senior Vice President and Chief Financial Officer (Principal
---------------------------------------                          Financial Officer and Principal Accounting Officer)
Karen C. Keenan


/s/ Robert B. Fraser                                             Director
---------------------------------------
Robert B. Fraser


/s/ Donald G. Friedl                                             Director
---------------------------------------
Donald G. Friedl


/s/ James M. Oates                                               Director
---------------------------------------
James M. Oates


/s/ Phyllis S. Swersky                                           Director
---------------------------------------
Phyllis S. Swersky


/s/ Thomas P. McDermott                                          Director
---------------------------------------
Thomas P. McDermott


/s/ Frank B. Condon, Jr.                                         Director
---------------------------------------
Frank B. Condon, Jr.

                       INVESTORS FINANCIAL SERVICES CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                    PAGE
                                                                                                                    ----
Report of Management to Stockholders........................................................................         F-2

FDICIA Independent Accountants' Report......................................................................         F-3

Independent Auditors' Report................................................................................         F-4

Consolidated Balance Sheets as of December 31, 1999 and December  31, 1998..................................         F-5

Consolidated Statements of Income and Comprehensive Income for the
Years Ended December 31, 1999, 1998 and 1997 ...............................................................         F-6

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997 .......         F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 ..............            F-8

Notes to Consolidated Financial Statements..................................................................         F-10

February 11, 2000

To the Stockholders:

FINANCIAL STATEMENTS

The management of Investors Bank & Trust Company (the "Bank") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in the Consolidated Financial Statements of Investors Financial Services Corp. (the "Company") contained in this Annual Report. The financial statements of the Bank have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

INTERNAL CONTROL

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both generally accepted accounting principles and the Federal Financial Institutions Examination Council Instructions for Schedules RC, RI, and RI-A of the Consolidated Reports of Condition and Income (Call Report instructions). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the institution's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both generally accepted accounting principles and Call Report instructions for Schedules RC, RI, and RI-A as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in `INTERNAL CONTROL-INTEGRATED FRAMEWORK' issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and Call Report instructions for Schedules RC, RI, and RI-A as of December 31, 1999.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Bank's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Bank in addition to reviewing the Bank's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation ("FDIC") as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1999.

/s/ Kevin J. Sheehan
--------------------
Kevin J. Sheehan
Chief Executive Officer

/s/ Karen C. Keenan
-------------------
Karen C. Keenan
Chief Financial Officer

INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
Investors Bank & Trust Company
200 Clarendon Street
Boston, MA  02116

We have examined management's assertion that, as of December 31, 1999, Investors Bank & Trust Company (the "Bank") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A, as of December 31, 1999 based on the criteria established in `INTERNAL CONTROL-INTEGRATED FRAMEWORK' issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that, as of December 31, 1999, the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A as of December 31, 1999, is fairly stated, in all material respects, based on the criteria established in `INTERNAL CONTROL--INTEGRATED FRAMEWORK' issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP
BOSTON, MASSACHUSETTS

February 11, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
           of Investors Financial Services Corp.:

We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp., and subsidiaries, (collectively, the `Company') as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
BOSTON, MASSACHUSETTS

February 11, 2000

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                  DECEMBER 31,          DECEMBER 31,
                                                                                     1999                   1998
ASSETS                                                                                 (Dollars in thousands)

Cash and due from banks                                                            $     37,624             $     18,775
Federal funds sold and securities purchased under resale agreements                     150,000                        -
Securities held to maturity (approximate fair value of $1,730,745 and $948,645
     at December 31, 1999 and December 31, 1998 respectively)                         1,763,355                  942,817
Securities available for sale                                                           375,610                  345,070
Non-marketable equity securities                                                         15,000                    7,626
Loans, less allowance for loan losses of $100 at December 31, 1999 and
     December 31, 1998                                                                  109,292                   54,292
Accrued interest and fees receivable                                                     40,332                   28,667
Equipment and leasehold improvements, net                                                10,337                   10,833
Goodwill, net                                                                            39,776                   43,767
Other assets                                                                             11,754                   13,661
                                                                                  --------------    ---------------------

TOTAL ASSETS                                                                       $  2,553,080             $  1,465,508
                                                                                  ==============    =====================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
     Demand                                                                        $    240,303             $    173,207
     Savings                                                                          1,237,104                  667,098
     Time                                                                                75,000                   65,000
                                                                                  --------------    ---------------------
             Total deposits                                                           1,552,407                  905,305

Securities sold under repurchase agreements                                             819,034                  434,168
Short-term borrowings                                                                     1,000                        -
Other liabilities                                                                        19,583                   13,563
                                                                                  --------------    ---------------------

                        Total liabilities                                             2,392,024                1,353,036
                                                                                  --------------    ---------------------

Commitments and contingencies                                                                 -                        -

Company-obligated, mandatorily redeemable, preferred
securities of subsidiary trust holding
solely junior subordinated deferrable interest
debentures of the Company                                                                24,218                   24,189
                                                                                  --------------    ---------------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and
     outstanding: 0 in 1999 and in 1998)                                                      -                        -
Common stock, par value $0.01 (shares authorized: 20,000,000; issued and
     outstanding:  14,610,154 in 1999 and 6,722,050 in 1998)                                146                       67
Surplus                                                                                  87,320                   57,705
Deferred compensation                                                                     (689)                  (1,198)
Retained earnings                                                                        53,542                   33,484
Accumulated other comprehensive income/(loss), net                                      (3,481)                  (1,775)
Treasury stock, par value $0.01 (10,814 in 1999 and 4,000 in 1998)                            -                        -
                                                                                  --------------    ---------------------

                       Total stockholders' equity                                       136,838                   88,283
                                                                                  --------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  2,553,080             $  1,465,508
                                                                                  ==============    =====================



See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                       DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                           1999                 1998                 1997
OPERATING REVENUE:                                                                 (Dollars in thousands)
     Interest income:
          Federal funds sold and securities purchased
               under resale agreements                                    $  2,018          $     1,682             $   2,981
          Investment securities held to maturity and
               available for sale                                          100,819               81,047                67,489
          Loans                                                              3,765                3,003                 2,566
                                                                  -----------------    -----------------    ------------------
               Total interest income                                       106,602               85,732                73,036
                                                                  -----------------    -----------------    ------------------

     Interest expense:
          Deposits                                                          41,046               29,403                18,722
          Short-term borrowings                                             29,783               29,635                28,141
                                                                  -----------------    -----------------    ------------------
               Total interest expense                                       70,829               59,038                46,863
                                                                  -----------------    -----------------    ------------------
          Net interest income                                               35,773               26,694                26,173
          Provision for loan losses                                              -                    -                     -
                                                                  -----------------    -----------------    ------------------

          Net interest income after provision for loan                      35,773               26,694                26,173
                  losses

     Non-interest income:
          Asset administration fees                                        132,478               96,757                78,325
          Computer service fees                                                488                  518                   643
          Other operating income                                               795                  748                 3,556
          Gain/(loss) on securities available for sale                           -                  833                   114
                                                                  -----------------    -----------------    ------------------

          Net operating revenue                                            169,534              125,550               108,811
                                                                  -----------------    -----------------    ------------------

OPERATING EXPENSES
     Compensation and benefits                                              83,302               61,901                53,457
     Technology and telecommunications                                      15,744               10,965                 9,742
     Transaction processing services                                         9,234                7,251                 7,539
     Occupancy                                                               8,032                6,991                 4,620
     Depreciation and amortization                                           3,911                2,657                 2,070
     Professional fees                                                       3,573                1,590                 1,964
     Travel and sales promotion                                              2,551                1,920                 1,647
     Amortization of goodwill                                                1,756                  442                     -
     Insurance                                                                 769                  783                   768
     Other operating expenses                                                6,943                5,084                 5,555
                                                                  -----------------    -----------------    ------------------
          Total operating expenses                                         135,815               99,584                87,362
                                                                  -----------------    -----------------    ------------------

INCOME BEFORE INCOME TAXES AND
      MINORITY INTEREST                                                     33,719               25,966                21,449

Provision for income taxes                                                  10,790                9,348                 7,382
Minority interest expense, net of income taxes                               1,661                1,563                 1,437
                                                                  -----------------    -----------------    ------------------

NET INCOME                                                                  21,268               15,055                12,630
                                                                  -----------------    -----------------    ------------------

Othercomprehensive income, net of tax of $960, $1,823 and $392 respectively
     Unrealized gain/(loss) on securities:
      Unrealized holding gains/(losses) arising during
      the period                                                           (1,706)              (3,775)                   745
      Less: reclassification adjustment for
      gains/(losses) included in net income                                     -                  533                     73
                                                                  -----------------    -----------------    ------------------
     Other comprehensive income/(loss)                                     (1,706)              (3,242)                   818
                                                                  -----------------    -----------------    ------------------
COMPREHENSIVE INCOME                                                      $ 19,562          $    11,813              $ 13,448
                                                                  =================    =================    ==================
BASIC EARNINGS PER SHARE                                                  $   1.49          $      1.12              $   0.95
                                                                  =================    =================    ==================
DILUTED EARNINGS PER SHARE                                                $   1.43          $      1.09              $   0.93
                                                                  =================    =================    ==================

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                            (Dollars in thousands)
                                                                                                 ACCUMULATED
                                              CLASS A                                                OTHER
                                              COMMON   COMMON            DEFERRED    RETAINED    COMPREHENSIVE   TREASURY
                                               STOCK   STOCK   SURPLUS  COMPENSATION  EARNINGS    INCOME (LOSS)    STOCK       TOTAL

BALANCE, DECEMBER 31, 1996                      $   4   $ 63   $54,823   $ (1,687)    $   7,816   $      649    $   -     $  61,666

                                                                                                                    -

Conversion of Class A to common stock             (4)      4         -           -            -            -        -             -
Amortization of deferred compensation               -      -         -         439            -            -        -           439
Exercise of stock options                           -      -       720           -            -            -        -           720
Net income                                          -      -         -           -       12,630            -        -        12,630
Cash dividend, $0.04 per share                      -      -         -           -        (516)            -        -         (516)
Cash dividend to S Corp                             -      -         -           -        (405)            -        -         (405)
Contribution of capital to S Corp                   -      -       360           -            -            -        -           360
Change in accumulated other comprehensive
     income/(loss), net                             -      -         -           -            -          818        -           818
                                            ------------ ----- --------- --------------------------------------- --------  ---------

BALANCE, DECEMBER 31, 1997                      $   -   $ 67   $55,903   $ (1,248)    $  19,525   $    1,467    $   -     $  75,712

Additions to deferred compensation                  -      -       500       (500)            -            -        -             -
Amortization of deferred compensation               -      -         -         550            -            -        -           550
Exercise of stock options                           -      -     1,379           -            -            -        -         1,379
Purchase of treasury stock                          -      -      (77)           -            -            -        -          (77)
Net income                                          -      -         -           -       15,055            -        -        15,055
Cash dividend, $0.06 per share                      -      -         -           -        (791)            -        -         (791)
Cash dividend to S Corp                             -      -         -           -        (250)            -        -         (250)
Non-cash dividend to S Corp                         -      -         -           -         (55)            -        -          (55)
Change in accumulated other comprehensive
     income/(loss), net                             -      -         -           -            -      (3,242)        -       (3,242)
                                           ----------- ------- ------------------------------------------------  -------   ---------

BALANCE, DECEMBER 31, 1998                      $   -   $ 67   $57,705   $ (1,198)    $  33,484   $  (1,775)    $   -     $  88,283

Amortization of deferred compensation               -      -         -         509            -            -        -           509
Exercise of stock options                           -      2     2,281           -            -            -        -         2,283
Tax benefit from exercise of options                -      -     1,343           -            -            -        -         1,343
Common stock issuance                               -      9    25,991           -                         -        -        26,000
Net Income                                          -      -         -           -       21,268            -        -        21,268
Stock dividend, two-for-one split                   -     68         -           -         (68)            -        -             -
Cash dividend, $0.08 per share                      -      -         -           -      (1,142)            -        -       (1,142)
Change in accumulated other comprehensive
     income/(loss), net                             -      -         -           -            -      (1,706)        -       (1,706)
                                           ----------- ------- ------------------------------------------------  -------   ---------

BALANCE, DECEMBER 31, 1999                      $   -   $146   $87,320   $   (689)    $  53,542   $  (3,481)    $   -     $ 136,838
                                           =========== ======= ================================================  =======   =========

See notes to consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                      DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                          1999                 1998                 1997

CASH FLOWS FROM OPERATING ACTIVITIES:                                                 (Dollars in thousands)
     Net income                                                           $   21,268          $    15,055          $    12,630
                                                                    -----------------    -----------------    -----------------
     Adjustments to reconcile net income to net cash
            provided by/(used for) operating activities:
     Depreciation and amortization                                             5,667                3,099                2,070
     Amortization of deferred compensation                                       509                  550                  439
     Amortization of premiums on securities, net of
            accretion of discounts                                             5,636                8,229                4,455
     Gain on sale of securities available for sale                                 -                (833)                (114)
     Gain on disposal of fixed assets                                              -                    -                  (5)
     Deferred income taxes                                                       489                (427)                  337
     Changes in assets and liabilities (net of acquisition):
           Accrued interest and fees receivable                              (9,337)              (2,316)              (6,466)
           Other assets                                                        3,734              (2,112)              (4,735)
           Other liabilities                                                   5,915                  663                2,781
                                                                    -----------------    -----------------    -----------------
               Total adjustments                                              12,613                6,853              (1,238)
                                                                    -----------------    -----------------    -----------------
          Net cash provided by operating activities                           33,881               21,908               11,392
                                                                    -----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available for sale                     81,038              178,808              105,834
Proceeds from maturities of securities held to maturity                      321,230              299,839              107,992
Proceeds from sales of securities available for sale                               -              159,400               24,833
Purchases of securities available for sale                                  (116,707)            (229,340)            (323,691)
Purchases of securities held to maturity                                  (1,144,943)            (444,159)            (451,865)
Purchase of non-marketable equity securities                                  (7,374)              (2,150)              (4,509)
Net (increase) decrease in federal funds sold and
     securities purchased under resale agreements                           (150,000)              75,000               45,000
Net (increase) decrease in loans                                             (55,000)               1,653               10,292
Proceeds from sales of equipment and leasehold
          Improvements                                                            -                    -                  189
Purchase of the Business                                                          -               (47,682)                    -
Purchases of equipment and leasehold improvements                            (3,387)               (4,863)              (4,919)
                                                                    -----------------    -----------------    -----------------
          Net cash used for investing activities                         (1,075,143)              (13,494)            (490,844)
                                                                    -----------------    -----------------    -----------------

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

--------------------------------------------------------------------------------

                                                                           DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                                             1999                1998                  1997
                                                                                          (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits                                    67,096           (181,410)               89,702
Net increase in time and savings deposits                                    580,007             239,974              160,521
Net increase (decrease) in short-term borrowings                             385,866            (65,764)              203,112
Proceeds from exercise of stock options                                        2,283               1,380                  720
Proceeds from issuance of trust preferred stock                                    -                   -               25,000
Proceeds from issuance of common stock                                        26,000                   -                    -
Purchase of treasury stock                                                         -                (77)                    -
Costs of stock issuance                                                            -                   -                (839)
Contribution of capital to S Corp                                                  -                   -                  360
Dividends paid to IFSC                                                       (1,142)               (791)                (515)
Dividends paid to S Corp                                                           -               (250)                (405)
                                                                   ------------------  ------------------   ------------------
         Net cash provided by/(used for) financing activities              1,060,110             (6,938)              477,656
                                                                   ------------------  ------------------   ------------------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                18,849               1,476              (1,796)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                    18,775              17,299               19,095
                                                                   ------------------  ------------------   ------------------

CASH AND DUE FROM BANKS, END OF YEAR                                     $    37,624         $    18,775          $    17,299
                                                                   ==================  ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                   $    69,613         $    58,961          $    45,968
                                                                   ==================  ==================   ==================
Cash paid for income taxes                                               $    10,265         $     7,616          $     7,049

                                                                   ==================  ==================   ==================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

On May 29, 1998, the Company purchased all of the outstanding capital stock of AMT Capital Services, Inc., and its affiliated entity in exchange for 388,012 shares of the Company's common stock. During 1998, AMT Capital Services, Inc., distributed a noncash dividend of approximately $55,000. The acquisition was accounted for using the pooling-of-interests method of accounting.

The Company also purchased the institutional trust and custody business of BankBoston for a total approximate purchase price of $53.7 million. The acquisition was accounted for under the purchase method of accounting. The fair value of assets acquired at the date of acquisition is presented as follows:

                                           (Dollars in thousands)

Accounts receivable                                   $   3,476.0
Fixed assets                                                 97.9
Goodwill                                                 44,209.3
Accrued expenses                                          (101.8)
                                          ------------------------
     Net assets acquired                              $  47,681.4
                                          ========================


As part of the termination of the outsourcing agreement with BankBoston, the Company received a termination fee of approximately $7 million in February 2000. In addition, in February 2000 the Company paid approximately $4.8 million based upon business performance, in accordance with the purchase agreement. Accordingly, the Company accrued approximately $2.2 million net receivable and included the balance in `Accrued interest and fees receivable' on the Company's consolidated balance sheet at December 31, 1999. See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

      On February 16, 1999, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable March 17, 1999 to stockholders of record on March 1, 1999. All share numbers in this Annual Report have been restated to reflect the two-for-one stock split paid March 17, 1999, where applicable.

      On March 26, 1999, the Company completed the issuance and sale of 900,000 shares of Common Stock at $29 per share in a private placement to one investor. The net capital raised in the private placement was used to support the Company's balance sheet growth

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

- All other debt and equity securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

      TRANSLATION OF FOREIGN CURRENCIES - The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses realized from the settlement of foreign currency transactions, which were not significant in the years ended December 31, 1999, 1998 and 1997, are included in other operating expenses in the consolidated statements of income.

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

      LIABILITIES - SFAS No. 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,' establishes consistent accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers of financial assets that are secured borrowings based upon the existence of control. SFAS No. 125 was effective and adopted during fiscal 1997. SFAS No. 125 had no material effect upon the Company's consolidated financial statements.

      STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value-based method of APB No. 25, as allowed under SFAS No. 123, `Accounting for Stock-Based Compensation.' Accordingly, proforma net income and earnings per share information has been presented in Note 12.

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

      SEGMENT REPORTING - In 1998, the Company adopted SFAS No. 131, `Disclosures about Segments of an Enterprise and Related Information.' SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, and is discussed in Note 20.

      EMPLOYEE BENEFIT PLANS - In 1998, the Company adopted SFAS No. 132, `Employers' Disclosures about Pensions and Other Postretirement Benefits.' SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, but requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS No. 132 is addressed in Note 13.

      NEW ACCOUNTING PRINCIPLES - In June of 1998, the FASB issued SFAS No. 133, `Accounting for Derivative Instruments and Hedging Activities'. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

      RECLASSIFICATIONS - Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

3.      ACQUISITIONS

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

      Prior to the business combination, AMT Capital was an S Corporation for the fiscal year ended December 31, 1997, and consequently, was not subject to federal income taxes. The pro-forma income tax provision for AMT Capital that would have been reported by the Company as an additional provision to its historical tax expense, had AMT Capital not been an S Corporation prior to the combination, was $500,000 for the year ended December 31, 1997.

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

      No adjustments to conform accounting policies of the Company and AMT Capital were required.

      Revenue and net income (loss) for the previously separate companies for the years ended December 31, 1998 and 1997 were (in thousands):


                                                 DECEMBER 31,              DECEMBER 31,
                                                     1998                      1997
                                         -----------------------    ----------------------
                                               (Dollars in thousands, except per share)
         NET OPERATING REVENUE:
              IFSC                                    $ 120,850                 $ 102,989
              AMT Capital                                 4,700                     5,822
                                         -----------------------    ----------------------
                   Total                              $ 125,550                 $ 108,811
                                         =======================    ======================

         NET INCOME:

              IFSC                                     $ 14,996                  $ 11,580
              AMT Capital                                    59                     1,050
                                         -----------------------    ----------------------
                   Total                               $ 15,055                  $ 12,630
                                         =======================    ======================

         BASIC EARNINGS PER
            SHARE
              IFSC                                     $  1.11                   $   0.90
              AMT Capital                                 0.01                       0.05
                                         -----------------------    ----------------------
                   Total                               $  1.12                   $   0.95
                                         =======================    ======================

         DILUTED EARNINGS PER
            SHARE
              IFSC                                     $   1.08                  $   0.88
              AMT Capital                                  0.01                      0.05
                                         -----------------------    ----------------------
                   Total                               $   1.09                  $   0.93
                                         =======================    ======================

      On October 1, 1998, the Bank acquired the domestic institutional trust and custody business (`the Business') of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and accrued an additional amount of approximately $4.8 million at December 31, 1999 based upon client retention and business performance. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Bank acted as custodian, and provided certain other services, for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. In September 1999, the Bank received notification from BankBoston of its intent to terminate the outsourcing agreement. The termination, expected to be effective in early 2000, will have no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank accrued a termination fee of $7 million at December 31, 1999. Therefore, an adjustment to decrease the purchase price, resulting from the two above mentioned items, was made for $2.2 million.

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


   PRO FORMA RESULTS (UNAUDITED):           DECEMBER 31, 1998                     DECEMBER 31, 1997
   --------------------------------  --------------------------            --------------------------
                                              (Dollars in thousands, except per share data)

   Net interest income                          $  24,972                             $  23,407
   Net operating revenue                          136,118                               122,486
   Net Income                                      25,765                                20,440

   Basic earnings per share                      $   1.12                             $   0.90
   Diluted earnings per share                    $   1.08                             $   0.88

   COMPANY AS REPORTED:
   --------------------------------

   Net interest income                           $ 26,694                             $ 26,173
   Net operating revenue                          125,550                              108,811
   Net Income                                      15,055                               12,630

   Basic earnings per share                      $   1.12                             $   0.95
   Diluted earnings per share                    $   1.09                             $   0.93

   Goodwill related to the BankBoston Domestic Institutional Trust and Custody Business (the "Business") is summarized as follows:


                                                                 DECEMBER 31,           DECEMBER 31,
                                                                    1999                    1998
                                                             ------------------     ------------------
                                                                        (Dollars in thousands)

         Goodwill                                                    $  41,532               $ 44,209
         Less: accumulated amortization                                (1,756)                  (442)
                                                             ------------------     ------------------
                                                                      $ 39,776               $ 43,767
                                                             ==================     ==================

   In September 1999, the Company received notification from BankBoston of their intent to terminate the outsourcing agreement connected to the acquisition of the BankBoston Domestic Trust and Custody Business. Pursuant to the terms of the outsourcing agreement, the Company received a termination fee of $7 million in February 2000. In addition, pursuant to the terms of the agreement, the Company has recorded an increase to the purchase price of approximately $4.8 million based upon business performance. Therefore, the Company has decreased the overall purchase price of the BankBoston Domestic Trust and Custody Business acquisition by approximately $2.2 million.

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

4. SECURITIES

   Amortized cost amounts and approximate fair values of securities are summarized as follows as of December 31, 1999:


                                                AMORTIZED            UNREALIZED          UNREALIZED          APPROXIMATE
               HELD TO MATURITY                    COST                GAINS              (LOSSES)           FAIR VALUE
      ----------------------------------     -----------------    -----------------    --------------    --------------------
                                                                         (Dollars in thousands)
      Mortgage-backed securities                  $ 1,464,816           $    3,601        $  (26,684)          $   1,441,733
      Federal agency securities                       227,030                   84            (3,790)                223,324
      State and political subdivisions                 63,871                   64            (5,890)                 58,045
      Foreign government securities                     7,638                    5                  -                  7,643
                                             -----------------    -----------------    --------------    --------------------
      Total                                       $ 1,763,355           $    3,754        $  (36,364)          $   1,730,745
                                             =================    =================    ==============    ====================


                                                AMORTIZED            UNREALIZED          UNREALIZED          APPROXIMATE
              AVAILABLE FOR SALE                   COST                GAINS              (LOSSES)            FAIR VALUE
      ----------------------------------     -----------------    -----------------    --------------    --------------------
                                                                         (Dollars in thousands)
      Mortgage-backed securities                  $   240,300            $     344         $  (1,512)           $   239,132
      Federal agency securities                        54,538                    -            (2,228)                52,310
      Corporate debt                                   49,343                    -            (1,468)                47,875
      Municipal bonds                                  36,868                    1              (576)                36,293
                                             -----------------    -----------------    --------------      -----------------
      Total                                       $   381,049            $     345         $  (5,784)           $   375,610
                                             =================    =================    ==============      =================

      Amortized cost amounts and approximate fair values of securities are summarized as follows as of December 31, 1998:


                                                 AMORTIZED           UNREALIZED          UNREALIZED          APPROXIMATE
               HELD TO MATURITY                    COST                 GAINS             (LOSSES)            FAIR VALUE
      ----------------------------------     -----------------    -----------------    --------------    --------------------
                                                                         (Dollars in thousands)
      Mortgage-backed securities                     $ 733,109             $ 4,423          $ (1,300)             $ 736,232
      Federal agency securities                        166,181               1,020            (1,620)               165,581
      State and political subdivisions                  35,821               2,967                  -                38,788
      Foreign government securities                      7,706                 338                  -                 8,044
                                             ------------------    ----------------     --------------     -----------------

      Total                                          $ 942,817            $  8,748         $  (2,920)             $ 948,645
                                             ==================    ================     ==============     =================


                                                AMORTIZED            UNREALIZED         UNREALIZED           APPROXIMATE
              AVAILABLE FOR SALE                   COST                GAINS             (LOSSES)             FAIR VALUE
      ----------------------------------     -----------------    -----------------    --------------    --------------------
                                                                         (Dollars in thousands)
      Mortgage-backed securities                     $261,529               $  240         $ (2,347)              $ 259,422
      Corporate debt                                   49,329                    -           (1,259)                 48,070
      Municipal bonds                                  36,985                  593                -                  37,578
                                             -----------------    -----------------    --------------      -----------------
      Total                                         $ 347,843               $  833         $ (3,606)              $ 345,070
                                             =================    =================    ==============      =================


      Non-marketable equity securities at December 31, 1999 and 1998 consisted of stock of the FHLBB. As a member of the FHLBB, the Company is required to invest in $100 par value stock of the FHLBB in an amount equal to the greater of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, and (iii) total advances from the FHLBB, divided by a leverage factor of 20. If and when such stock is redeemed, the Company will receive an amount equal to the par value of the stock.

      The amortized cost amounts and approximate fair values of securities by effective maturity are as follows:


                                                      DECEMBER 31, 1999
                                            --------------------------------------
                                               AMORTIZED           APPROXIMATE
              HELD TO MATURITY                   COST               FAIR VALUE
                                                   (Dollars in thousands)
      ------------------------------        ----------------     -----------------
      Due within one year                       $     7,865          $      7,898
      Due from one to five years                    684,437               677,934
      Due five years up to ten years                484,798               478,282
      Due after ten years                           586,255               566,631
                                            ----------------     -----------------
      Total                                     $ 1,763,355          $  1,730,745
                                            ================     =================


                                                       DECEMBER 31, 1999
                                            --------------------------------------
                                               AMORTIZED            APPROXIMATE
             AVAILABLE FOR SALE                   COST              FAIR VALUE
      ------------------------------        ----------------     -----------------
                                                   (Dollars in thousands)
      Due within one year                         $    2,375            $    2,376
      Due from one to five years                     301,003               297,448
      Due five years up to ten years                  27,815                27,399
      Due after ten years                             49,856                48,387
                                            -----------------    ------------------
      Total                                       $  381,049            $  375,610
                                            =================    ==================


      The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

      There were no sales of securities available for sale during the year ended December 31, 1999. Twenty-six securities available for sale were sold during the year ended December 31, 1998 for approximately $159.4 million, and five available for sale securities were sold during the year ended December 31,1997 for approximately $24.8 million. The gains and losses resulting from these transactions were not material to the Company's Consolidated Financial Statements.

      The carrying value of securities pledged amounted to approximately $1.6 billion and $602 million at December 31, 1999 and December 31, 1998, respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

5.    LOANS

      Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or non-performing loans at December 31, 1999 and December 31, 1998. In addition, there have been no loan charge-offs or recoveries during the years ended December 31, 1999, 1998 and 1997. Loans consisted of the following at December 31, 1999 and December 31, 1998:


                                                                         DECEMBER 31,        DECEMBER 31,
                                                                           1999                  1998
                                                                   -------------------     -----------------
                                                                            (Dollars in thousands)
        Loans to individuals                                               $   65,010              $ 25,583
        Loans to not-for-profit institutions                                       13                    13
        Loans to mutual funds                                                  44,369                28,796
                                                                   -------------------     -----------------
                                                                              109,392                54,392
        Less allowance for loan losses                                            100                   100
                                                                   -------------------     -----------------
        Total                                                              $  109,292              $ 54,292
                                                                   ===================     =================

      The Company had commitments to lend of approximately $160 million and $141 million at December 31, 1999 and December 31, 1998, respectively. The terms of these commitments are similar to the terms of outstanding loans.

6.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      The major components of equipment and leasehold improvements are as follows at December 31, 1999 and December 31, 1998:


                                                                          DECEMBER 31,           DECEMBER 31,
                                                                               1999                  1998
                                                                   -------------------     -----------------
                                                                                (Dollars in thousands)
      Furniture, fixtures and equipment                                    $   17,603              $  16,065

      Leasehold improvements                                                    1,349                    490
                                                                   -------------------     ------------------
      Total                                                                    18,952                 16,555
      Less accumulated depreciation and amortization                            8,615                  5,722
                                                                   -------------------     ------------------
      Equipment and leasehold improvements, net                            $   10,337               $ 10,833
                                                                   ===================     ==================


      The software costs capitalized under SOP 98-1 are included within the furniture, fixtures and equipment component.

7.    DEPOSITS

      Time deposits at December 31, 1999 and December 31, 1998 include non-interest bearing amounts for both years of approximately $65 million.

      All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 1999 and December 31, 1998.

8.    SHORT-TERM BORROWINGS

      Short-term borrowings consisted of Treasury, Tax and Loan balances, which were $1 million and $0 at December 31, 1999 and 1998, respectively.

      The Company receives federal tax deposits from clients as an agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account. The Federal Reserve Bank charges the Company interest at the Federal Funds rate on such deposits. The interest rate on the outstanding balance at December 31, 1999 was 5.46%.

9.    SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. Repurchase agreements were $819 million and $434.2 million at December 31, 1999 and 1998 respectively. The interest rate on the outstanding agreements at December 31, 1999 ranged from 3.06% to 6.06% and all agreements matured by January 3, 2000. The interest rate on the outstanding agreements at December 31, 1998 was 4.25% and all agreements matured on January 4, 1999.

      The following securities were pledged under the repurchase agreements at December 31, 1999 and December 31, 1998:


                                                   DECEMBER 31, 1999                          DECEMBER 31, 1998
                                         ---------------------------------------     -----------------------------------------
                                             AMORTIZED           APPROXIMATE             AMORTIZED             APPROXIMATE
                                               COST               FAIR VALUE               COST                FAIR VALUE
                                         ------------------    -----------------     ------------------     ------------------
                                                                        (Dollars in thousands)
      Federal agency securities                  $ 177,598            $ 176,501               $ 39,460               $ 39,617
      Mortgage-backed securities                   681,482              680,818                469,059                470,970
                                         ------------------    -----------------     ------------------     ------------------
      Total                                      $ 859,080            $ 857,319              $ 508,519              $ 510,587
                                         ==================    =================     ==================     ==================


      The amounts outstanding at December 31, 1999 and March 31, 1998 were the highest amounts outstanding at any month end during the years ended December 31, 1999 and December 31, 1998, respectively. The balances at December 31, 1999 and March 31, 1998 were $859 million and $516 million, respectively. The average balance during the years ended December 31, 1999 and 1998 were approximately $572 million and $501 million, respectively. There were no balances with clients for which the amount at risk exceeded 10% of stockholders' equity.

10.   INCOME TAXES

      The components of income tax expense are as follows for the years ended December 31, 1999, 1998 and 1997:


                                          DECEMBER 31,             DECEMBER 31,           DECEMBER 31,
                                               1999                    1998                   1997
                                   --------------------    --------------------   --------------------
                                                          (Dollars in thousands)
Current:
       Federal                               $   9,160              $    7,133             $    5,453
        State                                      393                   1,668                    774
        Foreign                                   (33)                      94                      9
                                   --------------------    --------------------   --------------------
                                                 9,520                   8,895                  6,236
                                   --------------------    --------------------   --------------------

      Deferred:

        Federal                                    450                   (314)                    246
        State                                       39                   (113)                     91
        Foreign                                      -                       -                      -
                                   --------------------    --------------------   --------------------
                                                   489                   (427)                    337
                                   --------------------    --------------------   --------------------

      Total income taxes                      $ 10,009              $    8,468             $    6,573
                                   ====================    ====================   ====================

      Differences between the effective income tax rate and the federal statutory rates are as follows for the years ended December 31, 1999, 1998 and 1997:


                                                          DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                              1999                1998                1997
                                                        -----------------    ----------------    ----------------
      Federal statutory rate                                  35.00%           35.00%              35.00%
      State income tax rate, net of federal benefit             .90             4.30                2.61
      Foreign income taxes with different rates                (.11)              -                 0.03
      Tax-exempt income, net of disallowance                  (4.47)           (4.17)              (2.35)
      Other                                                     .68             0.87               (0.88)
                                                        -----------------    ----------------    ----------------
      Effective tax rate                                      32.00%           36.00%              34.41%
                                                        =================    ================    ================


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 1999 and December 31, 1998:


                                                                 DECEMBER 31,        DECEMBER 31,
                                                                     1999                1998
                                                                ----------------    ----------------
                                                                      (Dollars in thousands)
      Deferred tax assets:
        Employee benefit plans                                          $   621             $   598
        Securities available for sale                                     1,904                 998
        Other                                                               210                 181
                                                                ----------------    ----------------
                                                                          2,735               1,777
      Deferred tax liabilities:
        Depreciation and amortization                                   (1,170)               (629)
                                                                ----------------    ----------------
      Net deferred tax asset                                            $ 1,565             $ 1,148
                                                                ================    ================


      Net deferred tax assets are reported as components of other assets in the consolidated balance sheets.

11. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

      On January 31, 1997, a trust sponsored and wholly owned by the Company issued $25 million in 9.77% Trust Preferred Securities (the `Capital Securities'), the proceeds of which were invested by the trust in the same aggregate principal amount of the Company's newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the `Junior Subordinated Debentures'). The $25 million aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of the Trust. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the `Guarantee'). The Guarantee, when taken together with the Company's obligations under (i) the Junior Subordinated Debentures; (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued; and (iii) the Amended and Restated Declaration of Trust governing the Trust, constitutes a full and unconditional guarantee of the Trust's obligations under the Capital Securities.

12.   STOCKHOLDERS' EQUITY

      The Company has authorized 1,000,000 shares of Preferred Stock and 20,000,000 shares of Common Stock, all with a par value of $0.01 per share.

      On February 16, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on March 1, 1999. The dividend was paid on March 17, 1999. A total of 6,797,973 shares of common stock were issued in connection with the split. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. The split did not cause any change in the $0.01 par value per share of the common stock or in total stockholders' equity.

      The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

      Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 2,320,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock. No options were granted to consultants during the year ended December 31, 1999. Of the 2,320,000 shares of Common Stock authorized for issuance under the plan 415,938 were available for grant at December 31, 1999.

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

      In November 1995, the Company granted 224,000 of shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 210,000 shares vest in sixty equal monthly installments, and the remainder vests in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. On March 31, 1998, the Company repurchased 4,000 unvested shares for $77,000 under the terms of the 1995 Stock Plan. On May 29, 1998, the Company granted 20,000 shares of Common Stock to an officer of AMT Capital Services, Inc. in connection with the acquisition of AMT Capital Services Inc. The Company has recorded deferred compensation of $689,000 and $1.2 million at December 31, 1999 and December 31, 1998 respectively, pursuant to these grants.

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

      A summary of option activity under both the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:


                                                 1999                            1998                           1997
                                  ------------------------------    ----------------------------     ------------------------------
                                                        WEIGHTED-                       WEIGHTED-                         WEIGHTED-
                                                         AVERAGE                         AVERAGE                           AVERAGE
                                                        EXERCISE                         EXERCISE                         EXERCISE
                                         SHARES            PRICE             SHARES        PRICE           SHARES           PRICE
                                      ------------     ----------      -------------    ---------        -----------     ----------
      Outstanding at
          beginning of year             1,405,622          $21            1,034,568         $15              690,300         $11
      Granted                             438,305           40              474,726          25              374,524          22
      Exercised                          (334,059)          32              (66,710)         26             (29,506)           9
      Canceled                            (29,701)          20              (36,962)         13                (750)           9
                                      ------------                     -------------                     ------------
      Outstanding at end of
         year                           1,480,167           25            1,405,622          21           1,034,568           15
                                      ============                     =============                     ============

      Outstanding and
         exercisable at year-
         end                              670,974                          498,498                          297,878
                                      ============                     =============                     ============

      The following table summarized information about stock options outstanding at December 31, 1999:


                                            OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                       -------------------------------------------------------------  -------------------------------------
                            NUMBER               WEIGHTED-            WEIGHTED-           NUMBER              WEIGHTED-
       RANGE OF         OUTSTANDING AT            AVERAGE              AVERAGE        EXERCISABLE AT           AVERAGE
       EXERCISE          DECEMBER 31,            REMAINING            EXERCISE         DECEMBER 31,            EXERCISE
        PRICES               1999             CONTRACTUAL LIFE          PRICE              1999                 PRICE
    ---------------    ------------------    -------------------    ----------------  ----------------     ----------------
         $8                    110,358              .9 years             $ 8                110,358              $ 8
        11-13                  187,301             1.8                    13                134,145               13
        14-24                  299,917             6.9                    21                146,023               21
        22-33                  444,702             8.4                    24                117,191               24
        29-44                  437,889             9.7                    38                163,257               34
                        -----------------                                             ----------------
           8-44              1,480,167             7.1                    25                670,974               21
                        =================                                             ================


      A summary of the 1997 Employee Stock Purchase Plan is as follows:


                                                   1999              1998              1997
                                               -------------- ------------------- ---- --------
                                                  SHARES             SHARES           SHARES
                                               --------------    ---------------    ------------
      Total shares available under the
           Plan beginning of year                    216,802            257,504         280,000
      Issued at June 30                              (21,247)           (20,732)               -
      Issued at December 31                          (16,878)           (19,970)        (22,496)
                                               --------------    ---------------    ------------
      Total shares available under the
           Plan end of year                          178,677            216,802         257,504
                                               ==============    ===============    ============



      During the year ended December 31, 1999, the exercise price of the stock was $27.50 and $35.00, or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1999 and December 31, 1999, respectively. During the year ended December 31, 1998, the exercise price of the stock was $21.625, or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1998, and $23.875, or 90% of the average market value of the Common Stock on the last business day of the payment period ending December 31, 1998. At December 31, 1997 the exercise price of the stock was $20.75, or 90% of the average market value of the Common Stock on the last business day of the payment period.

      EMPLOYEE STOCK-BASED COMPENSATION - With respect to employee stock-based compensation, the Company has adopted the disclosure-only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying financial statements for employee stock-based compensation awarded under the three employee stock option plans because there was no intrinsic value at the date of grant. If compensation cost had been determined for awards granted under the employee stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997, respectively, would have decreased to the pro forma amounts indicated below:


                                                                 DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                                    1999                  1998                  1997
                                                                 ------------        ------------         ------------
                                                                     (Dollars in thousands, except per share data)

      Net income                      As reported                   $21,268             $ 15,055               $12,630
                                      Pro forma                      17,264               13,582                12,026

      Basic earnings per share        As reported                    $ 1.49              $  1.12               $  0.95
                                      Pro forma                        1.21                 1.02                  0.91

      Diluted earnings per share      As reported                    $ 1.43              $  1.09               $  0.93
                                      Pro forma                        1.16                 0.98                  0.88


      The fair value of each option grant under the employee stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 1999, 1998, and 1997, respectively: an assumed risk-free interest rate of 6.44%, 6.25%, and 5.61%, an expected life of ten and five years, an expected volatility of 44%, 50%, and 27%, a dividend yield of 0.17%, 0.17% and 0.17%.

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

      EARNINGS PER SHARE - Reconciliation from Basic EPS to Diluted EPS for years ended December 31, 1999, 1998 and 1997 is as follows:


                                                                                                               PER-SHARE
                                                                              INCOME             SHARES          AMOUNT
                                                                          ---------------     -------------    ---------
                                                                            (Dollars in thousands, except per share data)
       DECEMBER 31, 1999
       BASIC EPS
       Income available to common stockholders                                   $21,268        14,309,290       $ 1.49
                                                                                                                 ======
       Dilutive effect of common equivalent shares of stock options                                545,455
                                                                                              -------------
       DILUTED EPS
       Income available to common stockholders                                   $21,268        14,854,745       $ 1.43
                                                                          ===============     =============      ======
       DECEMBER 31, 1998
       BASIC EPS
       Income available to common stockholders                                   $15,055        13,382,536       $ 1.12
                                                                                                                 ======
       Dilutive effect of common equivalent shares of stock options                                426,860
                                                                                              -------------
       DILUTED EPS
       Income available to common stockholders                                   $15,055        13,809,396       $ 1.09
                                                                          ===============     =============      ======
       DECEMBER 31, 1997
       BASIC EPS
       Income available to common stockholders                                   $12,630        13,280,868       $ 0.95
                                                                                                                 ======
       Dilutive effect of common equivalent shares of stock options                                338,350
                                                                                              -------------
       DILUTED EPS
       Income available to common stockholders                                   $12,630        13,619,218       $ 0.93
                                                                          ===============     =============      ======

  13.   EMPLOYEE BENEFIT PLANS

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

      The Company established a supplemental retirement plan in 1994 that covers certain employees and pays benefits that supplements any benefits paid under the qualified plan. Benefits under the supplemental plan are generally based on compensation not includable in the calculation of benefits to be paid under the qualified plan. The total cost of this plan to the Company was approximately $69,000, $105,000 and $60,000 in the years ended December 31, 1999, 1998 and 1997 respectively.

      The following table sets forth the funded status and accrued pension cost for the Company's qualified defined benefit pension plan.


                                                                           DECEMBER 31,             DECEMBER 31,
                                                                              1999                     1998
                                                                  ---------------------    ---------------------
                                                                              (Dollars in thousands)
      Change in benefit obligation:
         Projected benefit obligation at beginning of year                     $ 8,927                 $  6,285
           Service cost                                                            775                      619
           Interest cost                                                           604                      598
           Liability (gain)/loss                                                (1,505)                   1,588
           Benefits paid                                                          (238)                    (163)
                                                                  ---------------------    ---------------------
         Projected benefit obligation at the end of the year                     8,563                    8,927
                                                                  ---------------------    ---------------------

      Change in assets:

         Assets at the beginning of the year                                    10,348                    8,168
           Employer contributions                                                  660                    1,062
           Actual return                                                         1,437                    1,282
           Benefits paid                                                          (238)                    (164)
                                                                  ---------------------    ---------------------
         Assets at the end of the year                                          12,207                   10,348
                                                                  ---------------------    ---------------------

      Funded status:

           Projected benefit obligation                                         (8,563)                  (8,927)
           Fair value of plan assets                                            12,207                   10,348
                                                                  ---------------------    ---------------------
           Funded status                                                         3,644                    1,421
                                                                  ---------------------    ---------------------
           Unrecognized net transition asset                                      (262)                    (300)
           Unrecognized prior service cost                                         152                      181
           Unrecognized net (gain) or loss                                      (4,191)                  (2,228)
                                                                  ---------------------    ---------------------
         (Accrued)/prepaid pension cost                                        $  (656)                 $  (926)
                                                                  ---------------------    ---------------------


      Net pension cost included the following components for the years ended December 31, 1999, 1998 and 1997:


                                                     DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                         1999                 1998                 1997
                                                -----------------     ----------------     ----------------
                                                                       (Dollars in thousands)
     Service cost - benefits earned
        during the period                               $   775                $ 619                $ 540
      Interest cost on projected benefit
         obligations                                        604                  598                  557
      Return on plan assets                              (1,437)              (1,282)              (1,279)
      Net amortization and deferral                         448                  443                  714
                                                -----------------     ----------------     ----------------
      Net periodic pension cost                         $   390                $ 378                $ 532
                                                =================     ================     ================

      The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:


                                                                                         DECEMBER 31,            DECEMBER 31,
                                                                                            1999                    1998
                                                                                         ------------            -----------
      Weighted average discount rate                                                        7.50  %                 6.75  %
      Rate of increase in future compensation levels                                        5.00                    5.00
      Long-term rate of return on plan assets                                               8.50                    8.50

      EMPLOYEE SAVINGS PLAN - The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees who elect to participate. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $1 million, $400,000 and $400,000 in the years ended December 31, 1999, 1998 and 1997 respectively.

14.   OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      LINES OF CREDIT - At December 31, 1999, the Company had commitments to individuals under collateralized open lines of credit totaling approximately $223 million, against which approximately $64 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

      INTEREST-RATE CONTRACTS - The contractual or notional amounts of derivative financial instruments, swap agreements, held by the Company at December 31, 1999 and 1998 were approximately $520 million and $420 million, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. The Company experienced no terminations by counterparties of interest rate swaps designated as hedges. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During 1999, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 36 months. The weighted-average fixed-payment rates were 5.57% at December 31, 1999. Variable-interest payments received are indexed to one month London Interbank Offered Rate (`LIBOR`) and the overnight Federal Funds rate. At December 31, 1999, the weighted-average rate of variable market-indexed interest payment obligations to the Company was 6.18%. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair value was approximately $5 million at December 31, 1999.

15.   COMMITMENTS AND CONTINGENCIES

      RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the Federal Reserve Bank as of December 31, 1999 was approximately $14 million. In addition, other cash balances in the amount of approximately $2 million were pledged to secure clearings with a depository institution, Depository Trust Company, as of December 31, 1999.

      LEASE COMMITMENTS - Minimum future commitments on non-cancelable operating leases at December 31, 1999 were as follows:


      FISCAL YEAR ENDING                                                               BANK PREMISES            EQUIPMENT
                                                                                       -------------            ---------
                                                                                              (Dollars in thousands)

      2000                                                                                    $9,569               $1,529
      2001                                                                                     9,473                  731
      2002                                                                                     8,695                  169
      2003                                                                                     8,668                    3
      2004 and beyond                                                                         32,764                    -

      Total rent expense was approximately $11 million, $9 million and $6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      On February 1, 1996, the Company entered into a five-year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract were approximately $700,000, $600,000, and $500,000 for the years ended December 31, 1999,
      1998 and 1997, respectively.

      CONTINGENCIES - The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending and mutual fund administration services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at December 31, 1999 that are material to the consolidated financial position or results of operations of the Company.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value and estimated fair value of financial instruments are as follows at December 31, 1999 and 1998:


                                                                    DECEMBER 31, 1999                  DECEMBER 31, 1998
                                                                ----------------------------       ----------------------------
                                                                CARRYING           FAIR            CARRYING             FAIR
                                                                 AMOUNT            VALUE            AMOUNT              VALUE
                                                                -----------      -----------       ----------         ---------
                                                                                   (Dollars in thousands)
      On-balance sheet amounts:
        Cash and due from banks                                $    37,624      $    37,624        $  18,775          $ 18,775
        Federal funds sold                                         150,000          150,000                -                 -
        Securities held to maturity                              1,763,355        1,730,745          942,817           948,645
        Securities available for sale                              375,610          375,610          345,070           345,070
        Loans                                                      109,292          109,292           54,292            54,292
        Deposits                                                 1,552,407        1,552,407          905,305           905,305

      Off-balance sheet amounts:
        Commitments to lend                                              -          159,502                -           141,399
        Interest rate swap agreements
           (notional amounts of $520,000 and $420,000
            at December 31, 1999 and 1998)                               -            4,588                -            (2,771)


      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since those dates and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.   FOREIGN EXCHANGE CONTRACTS

      A summary of foreign exchange contracts outstanding at December 31, 1999 and December 31, 1998 is as follows:


                                                 DECEMBER 31, 1999                               DECEMBER 31, 1998
                                     ------------------------------------------     --------------------------------------------
                                                                     UNREALIZED                                      UNREALIZED
      CURRENCY                       PURCHASES            SALES       GAIN/LOSS         PURCHASES        SALES         GAIN/LOSS
      -----------------------        -------------       --------    ----------     -------------      ---------    ------------
                                                                       (Dollars in thousands)

      European Unit (EUR)                 $ 72,427       $ 72,427       -               $  8,791       $   8,791         -
      Britain (GBP)                         41,315         41,315       -                  6,072           6,072         -
      Japan (JPY)                           30,138         30,138       -                 17,632          17,632         -
      France (FRF)                                                      -                 10,592          10,592         -
      Hong Kong (HKD)                                                   -                  4,739           4,739         -
      Switzerland (CHF)                                                 -                  2,037           2,037         -
      Germany (DEM)                                                     -                  1,325           1,325         -
      Singapore (SGD)                                                   -                    891             891         -
      Italy (ITL)                                                       -                    864             864         -
      Other currencies                         216            216       -                    173             173         -
                                     -------------- -------------- -------------    ------------- --------------- --------------
                                          $144,096       $144,096       -               $ 53,116       $  53,116         -
                                     ============== ============== =============    ============= =============== ==============




      The maturity of contracts outstanding as of December 31, 1999 is as follows:


          MATURITY                                  PURCHASES                  SALES
          -------------                             ---------                  -----
                                                          (Dollars in thousands)
          January  2000                              $ 29,301               $ 29,301
          February 2000                               114,795                114,795


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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

       As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Bank and the Company for the years ended December 31, 1999 and December 31, 1998:


                                                                                                             TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                            FOR CAPITAL                   PROMPT CORRECTIVE
                                               ACTUAL                    ADEQUACY PURPOSES:              ACTION PROVISIONS:
                                     ---------------------------    -----------------------------    ----------------------------
                                        AMOUNT          RATIO           AMOUNT           RATIO          AMOUNT           RATIO
                                     --------------    ---------    ---------------    ----------    --------------    ----------
                                                                       (Dollars in thousands)
     AS OF DECEMBER 31, 1999:
       Total Capital
        (to Risk Weighted Assets-
        the Company)                      $124,861       14.97%            $66,726         8.00%          N/A             N/A
         (to Risk Weighted
         Assets- the Bank)                $121,947       14.66%            $66,567         8.00%           $83,209        10.00%
       Tier I Capital
        (to Risk Weighted Assets-
        the Company)                      $124,761       14.96%            $33,363         4.00%          N/A             N/A
         (to Risk Weighted
         Assets- the Bank)                $121,847       14.64%            $33,283         4.00%           $49,925         6.00%
       Tier I Capital
        (to Average Assets- the
        Company)                          $124,761        5.46%            $91,382         4.00%          N/A             N/A
          (to Average Assets- the
          Bank)                           $121,847        5.34%            $91,310         4.00%          $114,138         5.00%
     AS OF DECEMBER 31, 1998:
      Total Capital
        (to Risk Weighted Assets-
        the Company)                       $70,580       15.34%            $36,799         8.00%          N/A             N/A
         (to Risk Weighted
         Assets- the Bank)                 $67,867       14.81%            $36,653         8.00%           $45,816        10.00%
      Tier I Capital
         (to Risk Weighted
         Assets- the Company)              $70,480       15.32%            $18,399         4.00%          N/A             N/A
        (to Risk Weighted
         Assets- the Bank)                 $67,767       14.79%            $18,326         4.00%           $27,489         6.00%
      Tier I Capital
        (to Average Assets- the
        Company)                           $71,480        4.61%            $61,216         4.00%          N/A             N/A
        (to Average Assets- the
         Bank)                             $67,767        4.43%            $61,187         4.00%           $76,484         5.00%


        Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of `net profits' and to the extent that such payments will not impair the Bank's capital stock and surplus account. Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

19.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                       FIRST                SECOND                THIRD                FOURTH
      YEAR ENDED DECEMBER 31, 1999                    QUARTER               QUARTER              QUARTER               QUARTER
      ----------------------------                    --------             ---------             --------             --------
                                                               (Dollars in thousands, except per share data)
      Interest income                                 $ 20,210             $ 25,020             $ 28,374             $ 32,998
      Interest expense                                  13,060               16,390               19,313               22,067
      Non-interest income                               31,633               32,352               34,304               35,472
      Operating expenses                                30,927               32,832               34,749               37,307
      Income before income taxes and
           minority interest                             7,856                8,150                8,616                9,096
      Income taxes                                       2,828                2,454                2,597                2,911
      Minority interest                                    391                  427                  427                  416
      Net income                                         4,637                5,269                5,592                5,769
      Basic earnings per share                            0.34                 0.36                 0.38                 0.40
      Diluted earnings per share                          0.33                 0.35                 0.37                 0.38


                                                       FIRST                SECOND                THIRD                FOURTH
      YEAR ENDED DECEMBER 31, 1998                    QUARTER               QUARTER              QUARTER               QUARTER
      ----------------------------                    --------             ---------             --------             --------
      Interest income                                  $20,980              $20,970              $22,856              $20,926
      Interest expense                                  13,856               15,178               16,332               13,672
      Non-interest income                               22,212               24,022               23,923               28,699
      Operating expenses                                23,677               23,565               23,807               28,535
      Income before income taxes and
           minority interest                             5,659                6,249                6,640                7,418
      Income taxes                                       2,057                2,323                2,297                2,671
      Minority interest                                    391                  391                  391                  390
      Net income                                         3,211                3,535                3,952                4,357
      Basic earnings per share                            0.24                 0.27                 0.30                 0.32
      Diluted earnings per share                          0.23                 0.26                 0.29                 0.31

20.     SEGMENT REPORTING

      The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the years ended December 31, 1999, 1998, and 1997, and long-lived assets by geographic area for the years ended December 31, 1999 and 1998:


                               NET OPERATING        NET OPERATING        NET OPERATING          LONG-LIVED         LONG-LIVED
      GEOGRAPHIC                  REVENUE              REVENUE              REVENUE               ASSETS             ASSETS
      INFORMATION:                  1999                 1998                 1997                 1999               1998
      --------------------    ----------------     ----------------     -----------------     ---------------    ----------------
                                                                    (Dollars in thousands)
      United States                  $162,155             $117,959              $102,461             $49,625             $54,064

      Ireland                           4,817                3,934                 2,395                 338                 271

      Canada                            2,461                3,445                 3,765                 150                 265

      Cayman Islands                      101                  212                   190                   -                   -
                              ----------------     ----------------     -----------------     ---------------    ----------------
      Total                          $169,534            $ 125,550              $108,811             $50,113             $54,600
                              ================     ================     =================     ===============    ================



      The following represents the Company's operating revenue by service line for the years ended December 31, 1999, 1998, and 1997:


                                                         OPERATING                 OPERATING                OPERATING
                                                          REVENUE                   REVENUE                 REVENUE
     SERVICE LINES:                                         1999                     1998                      1997
     ------------------------------------------     ------------------      --------------------    --------------------
                                                                        (Dollars in thousands)
      Custody accounting, transfer agency,
      and administration                                  $ 118,297                 $  87,870              $   70,620

      Investment advisory                                     1,597                       760                   1,056

      Securities lending                                      7,213                     3,625                   2,865

      Foreign exchange                                        5,859                     5,020                   4,427
                                                  ------------------      --------------------    --------------------
      Total                                               $ 132,966                 $  97,275              $   78,968
                                                  ==================      ====================    ====================


  No one customer exceeded 10% of the Company's consolidated net operating revenues for the year ended December 31, 1999 and 1998. Revenues from one customer represented approximately $11 million or 10% of the Company's consolidated net operating revenues for the year ended December 31, 1997.

21.   FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SECURITIES CORP. (PARENT ONLY)

      The following represents the separate condensed financial statements of IFSC as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997.


                                                               DECEMBER 31,           DECEMBER 31,            DECEMBER 31,
      STATEMENTS OF INCOME                                          1999                  1998                    1997
      ------------------------------                           ------------           ------------            ------------
                                                                                 (Dollars in thousands)
      Equity in undistributed income/(loss) of
           bank subsidiary                                       $ 22,748             $   15,427               $  11,027
      Equity in undistributed income/(loss) of
           non-bank subsidiaries                                       83                     89                   1,078
      Dividend income from bank subsidiary                              -                  1,259                   2,142
      Dividend income from non-bank
           subsidiaries                                                76                     76                      70
      Management fee paid by non-bank
           subsidiaries                                               240                    140                       -
      Interest expense on subordinated debt                        (2,518)                (2,518)                 (2,315)
      Income tax benefit                                              881                    962                     908
      Operating expenses                                             (242)                  (380)                   (280)
                                                     ---------------------    -------------------    --------------------
      Net income                                                 $ 21,268             $   15,055               $  12,630
                                                     =====================    ===================    ====================


      BALANCE SHEETS                                                          DECEMBER 31, 1999       DECEMBER 31, 1998
      --------------------------------                                        -----------------       -----------------
                                                                                          (Dollars in thousands)
      Assets:
      Cash                                                                             $   1,461               $   2,012
        Investments in bank subsidiary                                                   158,142                 109,759
        Investments in non-bank subsidiaries                                               1,653                   1,569
        Receivable due from bank subsidiary                                                  573                       -
        Receivable due from non-bank subsidiary                                              471                     877
        Income tax receivable                                                                417                       -
        Other assets                                                                          33                       3
                                                                              -------------------    --------------------
      Total Assets                                                                     $ 162,750              $  114,220
                                                                              ===================    ====================

      Liabilities and Stockholders' Equity

      Liabilities
        Accrued expenses                                                               $      22              $       23
        Payable due to non-bank subsidiary                                                   113                     121
        Income tax payable                                                                     -                       1
        Other liabilities                                                                      3                      18
        Subordinated debt                                                                 25,774                  25,774
                                                                              -------------------    --------------------
            Total Liabilities                                                             25,912                  25,937
                                                                              -------------------    --------------------

      Stockholders' Equity

         Common stock                                                                        146                      67
         Surplus                                                                          87,320                  57,705
         Deferred compensation                                                              (689)                 (1,198)
         Retained earnings                                                                53,542                  33,484
         Accumulated other comprehensive
             Loss, net                                                                    (3,481)                 (1,775)
         Treasury stock                                                                        -                       -
                                                                              -------------------    --------------------
            Total Stockholders' Equity                                                   136,838                  88,283
                                                                              -------------------    --------------------
      Total Liabilities and Stockholders' Equity                                       $ 162,750              $  114,220
                                                                              ===================    ====================

21. FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SECURITIES CORP. (PARENT ONLY) (CONTINUED)


                                                                DECEMBER 31,      DECEMBER 31,          DECEMBER 31,
      STATEMENTS OF CASH FLOWS                                        1999              1998                   1997
      ----------------------------------                --------------------   -------------------    -------------------
                                                                               (Dollars in thousands)


      Cash flows from operating activities:
         Net income                                                 $ 21,268             $  15,055              $  12,630
                                                         --------------------   -------------------    -------------------
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Amortization of deferred compensation                           510                   550                    439
         Change in assets and liabilities:
             Receivable due from bank subsidiary                        (573)                1,456                   (963)
             Receivable due from non-bank subsidiary                     406                  (878)
             Income tax receivable                                      (417)                    2                     (1)
             Income tax payable                                           (1)                    1
             Payable due to non-bank subsidiary                           (8)                  121
             Accrued expenses                                             (1)                     -                    23
             Other assets                                                (30)                    3                     (2)
             Other liabilities                                           (15)                 (142)                   154
         Equity in undistributed earnings of
           bank subsidiary                                           (22,748)              (15,427)               (11,027)
         Equity in undistributed earnings of
           non-bank subsidiary                                           (83)                 (395)                (1,077)
                                                         --------------------   -------------------    -------------------
      Total adjustments                                              (22,960)              (14,709)               (12,454)
                                                         --------------------   -------------------    -------------------
      Net cash provided by operating activities                       (1,692)                  346                    176
                                                         --------------------   -------------------    -------------------
      Cash flows from investing activities:
         Payments for investments in and
           advances to subsidiary                                    (26,000)                    -                (25,000)
                                                         --------------------   -------------------    -------------------
      Net cash used by investing activities                          (26,000)                    -                (25,000)
                                                         --------------------   -------------------    -------------------
      Cash flows from financing activities:
         Proceeds from exercise of stock options                       2,283                 1,379                    720
         Purchase of treasury stock                                        -                   (77)
         Proceeds from issuance of
           subordinated debt, net of issuance costs                        -                     -                 25,774
         Proceeds from issuance of common stock                       26,000                     -                      -
         Dividends paid                                               (1,142)                 (791)                  (515)
                                                         --------------------   -------------------    -------------------
      Net cash provided (used) by financing
           activities                                                 27,141                   511                 25,979
                                                         --------------------   -------------------    -------------------
      Net increase/(decrease) in cash and due from
       banks                                                            (551)                  857                  1,155

      Cash and due from banks, beginning of period                     2,012                 1,155                     -

                                                         --------------------   -------------------    -------------------
      Cash and due from banks, end of period                        $  1,461             $   2,012               $  1,155
                                                         ==================== =====================  =====================