Form 10-Q
period 2000-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 2000-05-15
CIK 949589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

   (MARK ONE)

         /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 2000

                                       or

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

         As of April 28, 2000 there were 14,828,902 shares of Common Stock outstanding.

                       INVESTORS FINANCIAL SERVICES CORP.

                                      INDEX


PART I            FINANCIAL INFORMATION


                                                                                                    PAGE
                                                                                                    ----
         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                    March 31, 2000 (unaudited) and December 31, 1999 (audited)                        3

                  Condensed Consolidated Statements of Income and Comprehensive
                   Income  (unaudited)
                      Three months ended March 31, 2000 and 1999                                      4

                  Condensed Consolidated Statement of Stockholder's Equity (unaudited)
                    Three months ended March 31, 2000                                                 5

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                    Three months ended March 31, 2000 and 1999                                        6

                  Notes to Condensed Consolidated Financial Statements                                7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                        15
                  AND RESULTS OF OPERATIONS


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                          29


PART II           OTHER INFORMATION                                                                  29

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                                           30


PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   INVESTORS FINANCIAL SERVICES CORP.

   CONDENSED CONSOLIDATED BALANCE SHEETS
   MARCH 31, 2000 AND  DECEMBER 31, 1999
--------------------------------------------------------------------------------
   (Dollars in thousands)


                                                                                         MARCH 31,          DECEMBER 31,
                                                                                           2000                  1999
                                                                                       (unaudited)
   ASSETS

   Cash and due from banks                                                              $      22,635         $     37,624
   Federal funds sold and securities purchased under resale agreements                         50,000              150,000
   Securities held to maturity (approximate fair value of $1,884,623 and
     $1,730,745 at March 31, 2000 and December 31, 1999, respectively)                      1,922,050            1,763,355
   Securities available for sale                                                              425,111              375,610
   Non-marketable equity securities                                                            15,000               15,000
   Loans, less allowance for loan losses of $100 at March 31, 2000 and
      December 31, 1999                                                                        98,526              109,292
   Accrued interest and fees receivable                                                        42,057               40,332
   Equipment and leasehold improvements, less accumulated depreciation of $8,631 and
      $8,615 at March 31, 2000 and December 31, 1999, respectively                             10,455               10,337
   Goodwill, net                                                                               39,611               39,776
   Other assets                                                                                13,982               11,754
                                                                                        -------------         ------------

   TOTAL ASSETS                                                                         $   2,639,427         $  2,553,080
                                                                                        =============         ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES:
     Deposits:
       Demand                                                                            $    196,724          $   240,303
       Savings                                                                              1,105,843            1,237,104
       Time                                                                                    75,000               75,000
                                                                                        -------------         ------------

           Total deposits                                                                   1,377,567            1,552,407

   Securities sold under repurchase agreements                                                672,517              819,034
   Short-term borrowings                                                                      379,339                1,000
   Other liabilities                                                                           39,261               19,583
                                                                                        -------------         ------------

           Total liabilities                                                                2,468,684            2,392,024
                                                                                        -------------         ------------
   Commitments and contingencies                                                                    -                    -

   Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the
     Company                                                                                   24,225               24,218
                                                                                        -------------         ------------

   STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and
        outstanding: 0 at March 31, 2000 and December 31, 1999)                                     -                    -
     Common stock, par value $0.01 (shares authorized: 20,000,000; issued and
        outstanding: 14,785,763 at March 31, 2000 and 14,610,154 at December 31,                  148                  146
        1999)
     Surplus                                                                                   89,149               87,320
     Deferred compensation                                                                       (561)                (689)
     Retained earnings                                                                         60,365               53,542
     Accumulated other comprehensive loss, net                                                 (2,583)              (3,481)
     Treasury stock, par value $0.01 (10,814 shares at March 31, 2000 and
        December 31, 1999)                                                                          -                    -
                                                                                        -------------         ------------

           Total stockholders' equity                                                         146,518              136,838
                                                                                        -------------         ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   2,639,427         $  2,553,080
                                                                                        =============         ============


             See notes to condensed consolidated financial statements

  INVESTORS FINANCIAL SERVICES CORP.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
  (UNAUDITED)
  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------
  (Dollars in thousands, except per share data)


                                                                                   MARCH 31,               MARCH 31,
                                                                                     2000                    1999
  OPERATING REVENUE:
  Interest income:
     Federal funds sold and securities purchased
        under resale agreements                                                   $         898           $        673
     Investment securities held to maturity and available for sale                       35,480                 18,748
     Loans                                                                                1,416                    789
                                                                                  -------------           ------------

        Total interest income                                                            37,794                 20,210

  Interest expense:
     Deposits                                                                            12,510                  9,337
     Short-term borrowings                                                               12,327                  3,723
                                                                                  -------------           ------------
        Total interest expense                                                           24,837                 13,060
                                                                                  -------------           ------------

        Net interest income                                                              12,957                  7,150

  Non-interest income:
      Asset administration fees                                                          39,716                 31,380
      Computer service fees                                                                 121                    123
      Other operating income                                                                275                    130
                                                                                  -------------           ------------

        Net operating revenue                                                            53,069                 38,783

  OPERATING EXPENSES:
      Compensation and benefits                                                          26,527                 18,897
      Technology and telecommunications                                                   4,595                  3,620
      Transaction processing services                                                     2,519                  2,180
      Occupancy                                                                           2,072                  1,961
      Professional fees                                                                   1,074                    645
      Depreciation and amortization                                                       1,043                    879
      Travel and sales promotion                                                            669                    507
      Amortization of goodwill                                                              421                    444
      Insurance                                                                             195                    189
      Other operating expenses                                                            2,659                  1,605
                                                                                  -------------           ------------

        Total operating expenses                                                         41,774                 30,927
                                                                                  -------------           ------------
  INCOME BEFORE  INCOME TAXES AND MINORITY INTEREST                                      11,295                  7,856

  Provision for income taxes                                                              3,632                  2,828
  Minority interest expense, net of income taxes                                            397                    391
                                                                                  -------------           ------------

  NET INCOME                                                                              7,266                  4,637
                                                                                  -------------           ------------

  Other comprehensive income, net of tax of $423 and $425 respectively:
      Unrealized gain on securities:
          Unrealized holding gains arising during the period                                898                    756
                                                                                  -------------           ------------
      Other comprehensive income                                                            898                    756
                                                                                  -------------           ------------

  COMPREHENSIVE INCOME                                                            $       8,164           $      5,393
                                                                                  =============           ============

  BASIC EARNINGS PER SHARE                                                        $        0.49           $       0.34
                                                                                  =============           ============

  DILUTED EARNINGS PER SHARE                                                      $        0.48           $       0.33
                                                                                  =============           ============


  See notes to condensed consolidated financial statements

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------
(Dollars in thousands)




                                          COMMON           TREASURY       COMMON                      DEFERRED
                                          SHARES            SHARES         STOCK       SURPLUS      COMPENSATION
BALANCE, DECEMBER 31, 1999               14,610,154         10,814   $        146   $    87,320    $        (689)
Amortization of
  deferred compensation                           -              -              -             -              128
Exercise of stock options                   175,609              -              2           300                -
Tax benefit from exercise
  of options                                      -              -              -         1,529                -
Net income                                        -              -              -             -                -
Cash dividend, $0.03 per share                    -              -              -             -                -
Change in accumulated
  other comprehensive
  income/(loss), net                              -              -              -             -                -
                                     --------------   ------------   ------------   -----------    -------------

BALANCE, MARCH 31, 2000                  14,785,763         10,814   $        148   $    89,149    $        (561)
                                     ==============   ============   ============   ===========    =============


                                                           ACCUMULATED
                                                             OTHER
                                         RETAINED         COMPREHENSIVE         TREASURY
                                         EARNINGS             LOSS                STOCK             TOTAL
BALANCE, DECEMBER 31, 1999          $       53,542      $         (3,481)    $          -     $     136,838
Amortization of
  deferred compensation                          -                     -                -               128
Exercise of stock options                        -                     -                -               302
Tax benefit from exercise
  of options                                     -                     -                -             1,529
Net income                                   7,266                     -                -             7,266
Cash dividend, $0.03 per share                (443)                    -                -              (443)
Change in accumulated
  other comprehensive
  income/(loss), net                             -                   898                -               898
                                    --------------      ----------------     ------------     -------------

BALANCE, MARCH 31, 2000             $       60,365      $         (2,583)    $          -     $     146,518
                                    ==============      ================     ============     =============


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------
(Dollars in thousands)


                                                                                      MARCH 31,             MARCH 31,
                                                                                        2000                  1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $       7,266         $       4,637
                                                                                    -------------         -------------

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           1,464                 1,323
    Amortization of deferred compensation                                                     128                   128
    Amortization of premiums on securities, net of accretion of discounts                     911                 1,783
    Changes in assets and liabilities:
       Accrued interest and fees receivable                                                (1,725)               (3,834)
       Other assets                                                                        (1,378)               (2,567)
       Other liabilities                                                                   19,678                 4,087
                                                                                    -------------         -------------
          Total adjustments                                                                19,078                   920
                                                                                    -------------         -------------
       Net cash provided by operating activities                                           26,344                 5,557
                                                                                    -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                                  12,844                30,041
Proceeds from maturities of securities held to maturity                                    45,642               103,028
Purchases of securities available for sale                                                (61,392)              (57,512)
Purchases of securities held to maturity                                                 (204,880)             (231,605)
Net decrease/(increase) in federal funds sold and securities
    purchased under resale agreements                                                     100,000               (70,000)
Net decrease/(increase) in loans                                                           10,766               (10,940)
Purchases of equipment and leasehold improvements                                          (1,154)                 (775)
                                                                                    -------------         -------------
       Net cash used for investing activities                                             (98,174)             (237,763)
                                                                                    -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/increase in demand deposits                                                (43,579)               40,260
Net (decrease)/increase in time and savings deposits                                     (131,261)               91,257
Net increase in short-term borrowings                                                     231,822                82,153
Proceeds from exercise of stock options                                                       302                   142
Proceeds from issuance of common stock                                                          -                26,100
Cash dividends to shareholders                                                               (443)                 (270)
                                                                                    -------------         -------------

          Net cash provided by financing activities                                        56,841               239,642
                                                                                    -------------         -------------

NET (DECREASE) / INCREASE IN CASH AND DUE FROM BANKS                                      (14,989)                7,436
                                                                                    -------------         -------------

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                               37,624                18,775
                                                                                    -------------         -------------

CASH AND DUE FROM BANKS, END OF PERIOD                                              $      22,635         $      26,211
                                                                                    =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                          $      23,332         $      12,603
                                                                                    =============         =============

    Cash paid for income taxes                                                      $       2,585         $       1,410
                                                                                    =============         =============


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 IS UNAUDITED)
--------------------------------------------------------------------------------


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

      As used herein, the defined term `the Company' shall mean IFSC together with Investors Capital Services, Inc. and the Bank and its domestic and foreign subsidiaries.

      On March 26, 1999, the Company completed the issuance and sale of 900,000 shares of Common Stock at $29 per share in a private placement to one investor. The net capital raised in the private placement was used to support the Company's balance sheet growth.

2.    INTERIM FINANCIAL STATEMENTS

      The condensed consolidated interim financial statements of the Company as of March 31, 2000 and 1999 and for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (`SEC'). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

3.    LOANS

      Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or non-performing loans at March 31, 2000 or December 31, 1999. In addition, there have been no loan charge-offs or recoveries during the three months ended March 31, 2000 and 1999. Loans are summarized as follows:


                                                          MARCH 31,     DECEMBER 31,
                                                            2000            1999
                                                            (Dollars in thousands)
        Loans to individuals                             $    42,998     $   65,010
        Loans to not-for-profit institutions                      13             13
        Loans to mutual funds                                 55,615         44,369
                                                         -----------     ----------

                                                              98,626        109,392

        Less allowance for loan losses                           100            100
                                                         -----------     ----------

        Total                                            $    98,526     $  109,292
                                                         ===========     ==========


      The Company had commitments to lend of approximately $186 million and $160 million at March 31, 2000 and December 31, 1999, respectively. The terms of these commitments are similar to the terms of outstanding loans.

4.    GOODWILL

      Goodwill related to the Company's acquisition of BankBoston's Domestic Institutional Trust and Custody Business (the "Business") pursuant to a purchase and sale agreement dated July 17, 1998 is summarized as follows:


                                                                FOR THE THREE         FOR THE TWELVE
                                                                 MONTHS ENDED          MONTHS ENDED
                                                                  MARCH 31,            DECEMBER 31,
                                                                     2000                  1999
                                                                       (Dollars in thousands)
        Goodwill, beginning of period                            $    39,776           $    43,860
        Purchase price adjustment                                        256                (2,328)
        Less amortization for period                                    (421)               (1,756)
                                                                 -----------           -----------

        Goodwill, end of period                                  $    39,611           $    39,776
                                                                 ===========           ===========


      Under the terms of the purchase agreement with BankBoston, N.A., the Bank paid approximately $48 million to BankBoston as of the closing of the transaction on October 1, 1998 and paid an additional amount of approximately $4.9 million in February 2000 based upon client retention and business performance. In September 1999, the Bank received notification from BankBoston of its intent to terminate the outsourcing agreement, under which the Bank provided custody services to certain BankBoston asset management related businesses. Pursuant to the terms of the outsourcing agreement, the Bank received a termination fee of $7 million. Therefore, the net effect of the additional payment and the termination fee was a decrease in the purchase price of $2.1 million which was recorded in the fourth quarter of 1999.

5.    DEPOSITS

      Time deposits at March 31, 2000 and December 31, 1999 include non-interest bearing amounts of approximately $65 million at both dates.

      All time deposits had a minimum balance of $100,000 and a maturity of less than three months at March 31, 2000 and December 31, 1999.

6.    SHORT-TERM BORROWINGS

      The components of short-term borrowings are as follows:


                                                          MARCH 31,     DECEMBER 31,
                                                            2000            1999
                                                            (Dollars in thousands)
        Federal Home Loan Bank of Boston advances         $  299,000    $        -
        Federal funds purchased                               80,000             -
        Treasury, tax and loan account                           339         1,000
                                                          ----------    ----------
        Total                                             $  379,339    $    1,000
                                                          ==========    ==========


      The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (`FHLBB'), which is utilized on an overnight basis to satisfy temporary funding requirements. The interest rate on the outstanding balance at March 31, 2000 was 6.27%.

      The rate on the outstanding balance of federal funds purchased from other banks at March 31, 2000 was 6.42%.

      The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank (`FRB') and accumulates these deposits in the Treasury, tax and loan account. The FRB charges the Company interest at the Federal funds rate on such deposits. The interest rate on the outstanding balance at March 31, 2000 was 5.56%.

7.    STOCKHOLDERS' EQUITY

      As of March 31, 2000, the Company has authorized 1,000,000 shares of Preferred Stock and 20,000,000 shares of Common Stock, all with a par value of $0.01 per share.

      At the Annual Meeting of Shareholders of the Company held on April 18, 2000, the Shareholders approved an increase in the number of authorized shares of Common Stock from 20,000,000 to 40,000,000. On May 2, 2000 the Company filed an amendment to its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 40,000,000. Such shares are available for general corporate purposes as determined by the Company's Board of Directors.

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

      Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 2,320,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock. No options were granted to consultants during the quarter ended March 31, 2000. Of the 2,320,000 shares of Common Stock authorized for issuance under the plan, 425,688 were available for grant at March 31, 2000.

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

      In November 1995, the Company granted 224,000 shares of Common Stock to certain officers of the Company under the Amended and Restated 1995 Stock Plan. Of these grants, 210,000 shares vest in sixty equal monthly installments, and the remainder vests in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. On March 31, 1998, the Company repurchased 4,000 unvested shares for $77,000 under the terms of the Amended and Restated 1995 Stock Plan. On May 29, 1998, the Company granted 20,000 shares of Common Stock to an officer of Investors Capital Services, Inc. The Company has recorded deferred compensation of $561,000 and $689,000 at March 31, 2000 and December 31, 1999 respectively, related to these grants.

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

      A summary of option activity under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plan is as follows:


                                                                    NUMBER OF         WEIGHTED-AVERAGE
                                                                     SHARES            EXERCISE PRICE
      Outstanding at December 31, 1999                                1,480,167        $         25
      Granted                                                           101,392                  42
      Exercised                                                        (268,241)                 44
      Canceled                                                          (16,250)                 30
                                                                  -------------
      Outstanding at March 31, 2000                                   1,297,068        $         21
                                                                  =============
      Outstanding and exercisable at March 31, 2000                     547,294
                                                                  =============


                                                                    NUMBER OF             WEIGHTED-AVERAGE
                                                                     SHARES                EXERCISE PRICE
      Outstanding at December 31, 1998                                1,405,622        $         21
      Granted                                                            98,876                  30
      Exercised                                                        (236,682)                 30
      Canceled                                                           (8,876)                 20
                                                                  -------------
      Outstanding at March 31, 1999                                   1,258,940        $         31
                                                                  =============
      Outstanding and exercisable at March 31, 1999                     415,022
                                                                  =============


      A summary of activity under the 1997 Employee Stock Purchase Plan is as follows:


                                                                                  2000               1999
                                                                             ---------------    --------------
                                                                                 SHARES             SHARES
                                                                             ---------------    --------------
      Total shares available under the Plan, beginning of period                     178,677           216,802
         Issued at June 30                                                                 -           (21,247)
         Issued at December 31                                                             -           (16,878)
                                                                             ===============    ==============
      Total shares available under the Plan, end of period                           178,677           178,677
                                                                             ===============    ==============


      During the year ended December 31, 1999, the exercise price of the stock was $27.50 and $35.00 or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1999 and December 31, 1999, respectively.

      EARNINGS PER SHARE - Reconciliation from Basic EPS to Diluted EPS for the periods ended March 31, 2000 and 1999 follows:


                                                                                                                      PER SHARE
                                                                                INCOME               SHARES             AMOUNT
                                                                               (Dollars in thousands, except per share amounts)
       MARCH 31, 2000
       BASIC EPS
       Income available to common stockholders                                 $     7,266            14,742,696      $      0.49
                                                                                                                      ===========
       Dilutive effect of common equivalent shares of stock options                                      495,531
                                                                                                 ---------------

       DILUTED EPS
       Income available to common stockholders                                 $     7,266            15,238,227      $      0.48
                                                                               ===========       ===============      ===========

       MARCH 31, 1999
       BASIC EPS
       Income available to common stockholders                                 $     4,637            13,582,568      $      0.34
                                                                                                                      ===========

       Dilutive effect of common equivalent shares of stock options                                      489,248
                                                                                                 ---------------

       DILUTED EPS
       Income available to common stockholders                                 $     4,637            14,071,816      $      0.33
                                                                               ===========       ===============      ===========


8.    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      LINES OF CREDIT - At March 31, 2000, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $243 million, against which $58 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

      INTEREST-RATE CONTRACTS - The contractual or notional amounts of swap agreements, which are derivative financial instruments, held by the Company at March 31, 2000 and 1999 were $580 million and $460 million, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. The Company has never experienced terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During the first quarter of 2000, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 36 months. The weighted-average fixed-payment rate was 5.76% at March 31, 2000. Variable-interest payments received are indexed to the one-month London Interbank Offering Rate (`LIBOR') and the overnight Federal Funds rate. At March 31, 2000, the weighted-average rate of variable market-indexed interest payment obligations to the Company was 6.01%. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair value was approximately $5.4 million at March 31, 2000.

9.    COMMITMENTS AND CONTINGENCIES

      RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the FRB as of March 31, 2000 was $17 million. In addition, another cash balance in the amount of $2 million was pledged to secure clearings with a depository institution, Depository Trust Company, as of March 31, 2000.

      LEASE COMMITMENTS - Minimum future commitments on non-cancelable operating leases at March 31, 2000 were as follows:

      FISCAL YEAR ENDING


                                          BANK PREMISES          EQUIPMENT
                                                (Dollars in thousands)
      2000                                $       7,164         $      986
      2001                                        9,456                731
      2002                                        8,694                171
      2003                                        8,668                  3
      2004 and beyond                            32,764                  -


      Total rent expense was approximately $2.9 million and $2.7 million for the three months ended March 31, 2000 and 1999, respectively.

      On February 1, 1996, the Company entered into a five-year facility management agreement with a third party provider of duplicating and delivery services. Under the terms of the agreement, the Company agreed to pay certain minimum annual charges, subject to increases due to certain usage thresholds. Service expense under this contract was $174,000 and $153,000 for the three months ended March 31, 2000 and 1999, respectively.

      CONTINGENCIES - The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at March 31, 2000 that are material to the consolidated financial position or results of operations of the Company.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of March 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Bank and the Company for the quarter ended March 31, 2000 and the year ended December 31, 1999.


                                                                                                         TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL                       UNDER PROMPT
                                              ACTUAL                    ADEQUACY PURPOSES:           CORRECTIVE ACTION PROVISIONS:
                                  ----------------------------    -----------------------------    --------------------------------
                                       AMOUNT         RATIO           AMOUNT           RATIO            AMOUNT            RATIO
                                  ---------------   ----------    ---------------     ---------     ---------------     -----------
                                                                     (Dollars in thousands)
AS OF MARCH 31, 2000:
  Total Capital
    (to Risk Weighted Assets
     - the Company)                     $133,815       15.37%           $ 69,664         8.00%             N/A             N/A
  Total Capital
    (to Risk Weighted Assets
     -the Bank)                         $131,479       15.13%           $ 69,539         8.00%            $ 86,924        10.00%
  Tier I Capital
    (to Risk Weighted Assets
     - the Company)                     $133,715       15.36%           $ 34,832         4.00%             N/A             N/A
  Tier I Capital
    (to Risk Weighted Assets
     -the Bank)                         $131,379       15.11%           $ 34,770         4.00%            $ 52,154         6.00%
  Tier I Capital
    (to Average Assets
     - the Company)                     $133,715        5.32%           $100,602         4.00%             N/A             N/A
  Tier I Capital
   (to Average Assets
    - the Bank)                         $131,379        5.23%           $100,533         4.00%            $125,666         5.00%

AS OF DECEMBER  31, 1999:
  Total Capital
    (to Risk Weighted Assets
     - the Company)                     $124,861       14.97%           $ 66,726         8.00%             N/A             N/A
  Total Capital
    (to Risk Weighted Assets
     - the Bank)                        $121,947       14.66%           $ 66,567         8.00%            $ 83,209        10.00%
  Tier I Capital
    (to Risk Weighted Assets
     - the Company)                     $124,761       14.96%           $ 33,363         4.00%             N/A             N/A
  Tier I Capital
    (to Risk Weighted Assets
     - the Bank)                        $121,847       14.64%           $ 33,283         4.00%            $ 49,925         6.00%
  Tier I Capital
    (to Average Assets
     - the Company)                     $124,761        5.46%           $ 91,382         4.00%             N/A             N/A
  Tier I Capital
    (to Average Assets
     - the Bank)                        $121,847        5.34%           $ 91,310         4.00%            $114,138         5.00%


      Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of `net profits' and to the extent that such payments will not impair the Bank's capital stock and surplus account. Moreover, prior approval of the Commissioner of Banks of the Commonwealth of Massachusetts is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

11.   SEGMENT REPORTING

      The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the three months ended March 31, 2000 and 1999, and long-lived assets by geographic area as of March 31, 2000 and 1999:


                               NET OPERATING       NET OPERATING         LONG-LIVED        LONG-LIVED
      GEOGRAPHIC                  REVENUE             REVENUE              ASSETS            ASSETS
      INFORMATION:                  2000                1999                2000              1999
      --------------------    ---------------     ---------------      --------------    ---------------
                                                        (Dollars in thousands)
      United States           $        51,309     $        37,016      $       49,632    $        53,669

      Ireland                           1,153               1,040                 310                247

      Canada                              587                 681                 124                236

      Cayman Islands                       20                  46                   -                  -
                              ---------------     ---------------      --------------    ---------------

      Total                   $        53,069              38,783      $       50,066    $        54,152
                              ===============     ===============      ==============    ===============


      The following represents the Company's operating revenue by service line for the three months ended March 31, 2000 and 1999:


                                                      OPERATING                OPERATING
                                                      REVENUE                   REVENUE
      SERVICE LINES:                                    2000                     1999
      ---------------------------------------     -----------------       -------------------
                                                            (Dollars in thousands)
      Custody, accounting, transfer agency,
      and administration                          $          33,767       $            28,561

      Investment advisory                                       378                       361

      Securities lending                                      2,746                     1,424

      Foreign exchange                                        2,946                     1,157
                                                  -----------------       -------------------

      Total                                       $          39,837       $            31,503
                                                  =================       ===================


      No one customer accounted for 10% of the Company's consolidated net operating revenues for the three months ended March 31, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiaries, Investors Bank & Trust Company and Investors Capital Services, Inc., provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 83 mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for net assets that totaled approximately $284 billion as of March 31, 2000, including approximately $19 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

         On October 1, 1998, the Bank acquired the domestic institutional trust and custody business (`the Business') of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention and business performance. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Bank acted as custodian and provided certain other services, for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. In September 1999, the Bank received notification from BankBoston of its intent to terminate the outsourcing agreement. The termination, which was effective in February 2000, will have no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank received a termination fee of $7 million. Therefore, a net adjustment to decrease the purchase price, resulting from the two above mentioned items, was recorded by the Company in the fourth quarter of 1999 for $2.1 million. The Bank does not anticipate a material impact on net income due to the termination of the outsourcing agreement. The Bank was informed by BankBoston that its decision to terminate the outsourcing agreement was not related in any way to the Company's quality of service but was made as part of the integration process undertaken in connection with the recently completed BankBoston/Fleet merger.

         On March 26, 1999, the Company completed the issuance and sale of 900,000 shares of Common Stock at $29 per share in a private placement to one investor. The net capital raised in the private placement was used to support the Company's balance sheet growth.

         On October 29, 1999, the Bank entered into an agreement with Sanwa Bank California, pursuant to which the Bank agreed to purchase the right to provide institutional custody and related services to accounts managed by the Trust Company of the West. The Bank completed the purchase on March 10, 2000. The accounts subject to the agreement totaled approximately $4.6 billion in assets at March 10, 2000.

REVENUE AND INCOME OVERVIEW

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and non-interest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of the Company's financial results. Net operating revenue increased 37% to $53.1 million for the quarter ended March 31, 2000 from $38.8 million for the quarter ended March 31, 1999.

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

         Net interest income represents the difference between income generated from interest earning assets and expense on interest bearing liabilities. Interest bearing liabilities are generated by the Company's clients who, in the course of their financial asset management, generate cash balances, which they deposit on a short-term basis with the Company. The Company invests these cash balances and remits a portion of the earnings on these investments to its clients. The Company's share of earnings from these investments is viewed as part of the total package of compensation paid to the Company from its clients for performing asset administration services.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called `forward-looking statements,' which involve risks and uncertainties. Forward looking statements in this 10-Q include certain statements regarding liquidity and the effect of BankBoston's termination of the outsourcing agreement. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the SEC.

         The Company's future results are subject to substantial risks and uncertainties. The Company's liquidity is dependent, in part, upon the continued availability of current borrowing facilities, the loss of which may impair the Company's access to liquid funds. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates or changes in the relationship between certain index rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days notice. Also, the outcome of any legal claims against the Company cannot be predicted with certainty and even if the Company is successful in defending or settling any claims, the existence of the claims may harm the Company's reputation or ability to add new clients.

         The Company has been experiencing a period of rapid growth, which places a strain on all of its resources, including management. In addition, the Company must successfully integrate future acquisitions, if any, into the Company's business. Also, the Company must continue to attract and retain skilled personnel in a tight labor market. If the Company fails to manage growth effectively, integrate acquisitions successfully or attract and retain skilled employees, it could reduce the quality of the Company's services, lead to the loss of key employees and clients, and have a material adverse effect on the Company's operations.

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

STATEMENT OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

Non-interest Income

         Non-interest income increased $8.5 million to $40.1 million for the quarter ended March 31, 2000 from $31.6 million for the quarter ended March 31, 1999. Non-interest income consists of the following items:


                                                          FOR THE QUARTER ENDED
                                                                MARCH 31,
                                                    ---------------------------------
                                                         2000               1999               CHANGE
                                                    ---------------     -------------     ----------------
                                                         (Dollars in thousands)
               Asset administration fees            $        39,716     $      31,380               27 %
               Computer service fees                            121               123              (2) %
               Other operating income                           275               130              112 %
                                                    ---------------     -------------

               Total non-interest income            $        40,112     $      31,633               27 %
                                                    ===============     =============


         Asset administration fees increased $8.3 million to $39.7 million for the quarter ended March 31, 2000 compared to $31.4 million for the quarter ended March 31, 1999. The Company earns such fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. The largest component of asset administration fees is asset-based fees, which increased between periods due to an increase in assets processed. Total net assets processed increased 10% to $284 billion at March 31, 2000 from $258 billion at March 31, 1999. Of the net increase, approximately 75% reflects assets processed for new clients and the remainder reflects growth of assets processed for existing clients. Another significant portion of the increase in asset administration fees resulted from the Company's success in marketing ancillary services such as foreign exchange and securities lending.

         Computer service fees consist of amounts charged by the Company for data processing services related to client accounts. Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (`FHLBB') stock investment and miscellaneous transaction-oriented private banking fees. The increase in other operating income resulted from an increase in FHLBB stock dividend income due to an increase in the Company's investment in FHLBB stock at March 31, 2000, compared to March 31, 1999.

Operating Expenses

         Total operating expenses increased by $10.9 million to $41.8 million for the quarter ended March 31, 2000 compared to $30.9 million for the quarter ended March 31, 1999. The components of operating expenses were as follows:


                                                 FOR THE QUARTER ENDED MARCH 31,
                                                ---------------------------------
                                                     2000              1999                 CHANGE
                                                --------------    ---------------       --------------
                                                     (Dollars in thousands)
Compensation and benefits                       $       26,527    $        18,897              40%
Technology and telecommunications                        4,595              3,620              27
Transaction processing services                          2,519              2,180              16
Occupancy                                                2,072              1,961               6
Professional fees                                        1,074                645              67
Depreciation and amortization                            1,043                879              19
Travel and sales promotion                                 669                507              32
Amortization of goodwill                                   421                444              (5)
Insurance                                                  195                189               3
Other operating expenses                                 2,659              1,605              66
                                                --------------    ---------------
Total operating expenses                        $       41,774    $        30,927              35%
                                                ==============    ===============


         Compensation and benefits expense, the largest component of expense, increased by $7.6 million or 40% from period to period due to several factors. The average number of employees increased 16% to 1,523 during the quarter ended March 31, 2000 from 1,308 during the same period in 1999. This increase in the number of employees relates to the increase in client relationships and the expansion of existing client relationships during the period. In addition, compensation expense related to the Company's management incentive plans increased $4.1 million between periods due to the increase in earnings subject to incentive payments. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $429,000 for the quarter ended March 31, 2000 from the same period in 1999.

         Technology and telecommunications expense consists of operating lease payments for microcomputers, fees charged by Electronic Data Systems (`EDS') for mainframe data processing, telephone expense, software maintenance fees and licenses, optical imaging and contract programming fees. Technology and telecommunication fees increased $975,000 from period to period. The
Company's use of contract programmers to perform information systems development projects accounted for $471,000 of the increase. Increased hardware, software and telecommunications expenses needed to support the growth in assets processed accounted for the remainder of the increase.

         Transaction processing services expense consists of volume related expenses including subcustodian fees and external contract services. The increase of $339,000 from period to period was primarily due to an increase in subcustodian fees driven by the growth in assets processed.

         Professional fees increased by $429,000 from period to period. The increase in professional fees relates primarily to consulting services related to enhancing system functionalities.

         Depreciation and amortization expense increased to $1 million for the quarter ended March 31, 2000 from $879,000 for the quarter ended March 31, 1999. The increase resulted from the purchase of capitalized software during 1999.

         Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites and the Company's foreign subsidiaries, and attending industry conferences. Travel and sales promotion expense increased $162,000 to $669,000 for the quarter ended March 31, 2000 from $507,000 for the same period in 1999, due primarily to increased travel by the sales and client management staff.

         Other operating expenses increased $1.1 million to $2.7 million for the quarter ended March 31, 2000 from $1.6 million for the quarter ended March 31, 1999. Other operating expenses include fees for office supplies, recruiting costs, temporary help and various fees assessed by the Commissioner of Banks of the Commonwealth of Massachusetts. The growth in assets processed has resulted in an overall increase in operating expenses.

Net Interest Income

         Net interest income is the amount of interest received on interest earning assets less the interest paid on interest bearing liabilities. Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest earning assets or interest bearing liabilities or changes in interest rates for the quarter ended March 31, 2000 compared to the same period in 1999. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category.


                                        CHANGE        CHANGE
                                        DUE TO        DUE TO
                                        VOLUME         RATE           NET
                                      ------------  ------------ --------------
                                               (Dollars in thousands)
INTEREST EARNING ASSETS
  Fed funds sold and
    Interest earning deposits         $        78   $       147   $        225
  Investment securities                    14,194         2,538         16,732
  Loans                                       700           (73)           627
                                      -----------   -----------   ------------
  Total interest earning assets       $    14,972   $     2,612   $     17,584
                                      -----------   -----------   ------------

INTEREST BEARING LIABILITIES
  Deposits                            $     3,194   $       (21)  $      3,173
  Borrowings                                7,594         1,010          8,604
                                      -----------   -----------   ------------
  Total interest bearing liabilities  $    10,788   $       989   $     11,777
                                      -----------   -----------   ------------

Change in net interest income         $     4,184   $     1,623   $      5,807
                                      ===========   ===========   ============


         Net interest income increased $5.8 million or 81% to $13 million for the quarter ended March 31, 2000 from $7.2 million for the same period in 1999. The increase was reflective of balance sheet growth over the same period last year combined with the positive effect of increased client deposits and improvement in the yield on the investment securities portfolio. The net interest margin increased 16 basis points from 1.99% to 2.15%.

         Average interest-earning assets, primarily investment securities, increased $974 million or 68% to $2.4 billion compared with the same period in 1999. Funding for the asset growth was provided by an increase in average client deposits of $304 million or 28% and an increase in average short-term borrowings, primarily repurchase agreements and FHLBB borrowings, of $612 million. The equity obtained in the $26 million private placement completed late in the first quarter of the prior year allowed the Company to expand the balance sheet with deposits that had been invested in third-party sweep products. The effect on net interest income from changes in volume of interest-earning assets and interest-bearing liabilities was an increase of approximately $4.2 million for the quarter ended March 31, 2000 compared with the same quarter last year.

         Average yield on interest earning assets increased 65 basis points to 6.26% this quarter from 5.61% for the same period last year. The average rate paid by the Company on interest-bearing liabilities increased 60 basis points from 4.08% to 4.68%. The increase in rates reflects the current higher interest rate environment compared with a year ago. The effect on net interest income due to changes in rates was an increase of approximately $1.6 million period to period.

Income Taxes

         Taxes for the quarter ended March 31, 2000 were $3.6 million, up from $2.8 million a year ago. The effective tax rate for the period was 32%, which compares to 36% for the same period in the prior year. The period-over-period decrease in the effective tax rate resulted from the restructuring of corporate entities for state tax planning purposes.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

The following table summarizes the Company's investment portfolio for the dates indicated:


                                                                 MARCH 31,          DECEMBER 31,
                                                                   2000                1999
                                                               -------------       -------------
                                                                  (Dollars in thousands)
              SECURITIES HELD TO MATURITY:

              Mortgage-backed securities                       $   1,587,744       $   1,464,816
              Federal agency securities                              259,858             227,030
              State and political subdivisions                        66,827              63,871
              Foreign government securities                            7,621               7,638
                                                               -------------       -------------

              Total securities held to maturity                $   1,922,050       $   1,763,355
                                                               =============       =============

              SECURITIES AVAILABLE FOR SALE:

              Mortgage-backed securities                       $     290,578       $     239,132
              Federal agency securities                               52,014              52,310
              Corporate debt                                          46,988              47,875
              State and political subdivisions                        35,531              36,293
                                                               -------------       -------------

              Total securities available for sale              $     425,111       $     375,610
                                                               =============       =============


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

         The book value and weighted average yield of the Company's securities held to maturity at March 31, 2000, by effective maturity, are reflected in the following table:


                                                                                YEARS
                                     --------------------------------------------------------------------------------------------
                                         UNDER 1                   1 TO 5                  5 TO 10                 OVER 10
                                      AMOUNT    YIELD        AMOUNT      YIELD        AMOUNT     YIELD        AMOUNT      YIELD
                                     ------------------     --------------------    --------------------    ---------------------
                                                                       (Dollars in thousands)
Mortgage-backed securities           $  8,768   5.73%       $   826,287   6.37%     $   556,334   6.64%      $  196,355   6.78%
Federal agency securities                   -      -             83,458   6.36          176,400   6.70                -      -
State and political subdivisions            -      -                  -      -                -      -           66,827   5.40
Foreign government securities               -      -              7,621   6.84                -      -                -      -
                                     --------               -----------             -----------              ----------
Total securities held to maturity    $  8,768   5.73%       $   917,366   6.39%     $   732,734   6.65%      $  263,182   6.43%
                                     ========               ===========             ===========              ==========


         The book value and weighted average yield of the Company's securities available for sale at March 31, 2000 by effective maturity, are reflected in the following table:


                                                                                YEARS
                                     --------------------------------------------------------------------------------------------
                                         UNDER 1                   1 TO 5                  5 TO 10                 OVER 10
                                      AMOUNT    YIELD        AMOUNT      YIELD        AMOUNT     YIELD        AMOUNT      YIELD
                                     ------------------     --------------------    --------------------    ---------------------
                                                                       (Dollars in thousands)
Mortgage-backed securities           $      -     -         $   277,437   6.31%     $    13,141   6.31%      $        -        -
Federal agency securities                   -     -              52,014   5.96                -      -                -        -
Corporate debt                              -     -                   -      -                -      -           46,987     5.39%
State and political subdivisions        3,813  4.14%             20,059   4.29           11,150   4.45              510     6.01
                                     --------               -----------             -----------              ----------
Total securities available
 for sale                            $  3,813  4.14%          $ 349,510   6.16%     $    24,291   5.46%      $   47,497     5.40%
                                     ========               ===========             ===========              ==========


LOAN PORTFOLIO

         The following table summarizes the Company's loan portfolio for the dates indicated:


                                    MARCH 31,        DECEMBER 31,
                                      2000               1999
                                   ----------        ----------
                                      (Dollars in thousands)
Loans to individuals               $   42,998        $   65,010
Loans to not-for-profit
  organizations                            13                13
Loans to mutual funds                  55,615            44,369
                                   ----------        ----------
                                       98,626           109,392
Less: allowance for loan losses          (100)             (100)
                                   ----------        ----------
Net loans                          $   98,526        $  109,292
                                   ==========        ==========

Floating Rate                      $   98,513        $  109,279
Fixed Rate                                 13                13
                                   ----------        ----------
                                   $   98,526        $  109,292
                                   ==========        ==========


         Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for the borrower. The Company's unsecured lines of credit to mutual funds may, in the event of a default, be collateralized at the Company's option by securities held in custody by the Company for those mutual funds. Loans to mutual funds also include advances by the Company to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those clients.

         At March 31, 2000, the Company's only lending concentrations which exceeded 10% of total loans were the lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

         The Company's credit loss experience has been excellent. There have been no loan chargeoffs or adverse credit actions in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of March 31, 2000, there were no past due loans, troubled debt restructurings, or any loans on non-accrual status. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $100,000 at March 31, 2000. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

         The Company administers and oversees the investment risk management process primarily through two oversight bodies: The Board of Directors and the Asset and Liability Committee (`ALCO'). The Company's Board of Directors reviews, on a quarterly basis, the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. ALCO is a senior management committee consisting of the Chief Executive Officer, the Chief Financial Officer, the Executive Vice President and members of the Treasury function and others who are responsible for the day-to-day management of market risk. ALCO meets on a bi-weekly basis to provide detailed oversight of investment risk, including market risk.

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

         The results of the sensitivity analysis as of March 31, 2000 and March 31, 1999, indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 8.0% and 8.6% respectively, versus the policy limit of 10%. Conversely, a downward shift of 200 basis points would result in an increase in projected net interest income of 5.4% and 4.5% respectively.

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

MARKET RISK:  RE-PRICING RISK

         The Company, like all financial intermediaries, is subject to several types of interest rate risk. Rapid changes in interest rates could adversely affect the profitability of the Company by causing changes in the market value of the Company's assets and its net interest income. Re-pricing risk arises when an earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest bearing liability. By seeking to minimize the difference between the amount of interest earning assets and the amount of interest bearing liabilities that could experience changes in interest rates in the same time frame, the Company attempts to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. The Company does not attempt to match each earning asset with a specific interest bearing liability. Instead, as shown in the table below, it aggregates all of its earning assets and interest bearing liabilities to determine the difference between these in specific time frames. This difference is known as the rate-sensitivity gap. A positive gap indicates that more earning assets than interest bearing liabilities mature in a time frame, and a negative gap indicates the opposite. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and change in different directions.

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

The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at March 31, 2000:


                                       WITHIN           THREE            SIX             ONE
                                       THREE           TO SIX         TO TWELVE        YEAR TO        OVER FIVE
                                       MONTHS          MONTHS           MONTHS        FIVE YEARS        YEARS            TOTAL
                                    -------------    ------------    -------------   -------------   -------------   --------------
                                                                        (Dollars in thousands)
Interest earning assets (1):
    Federal funds sold              $     50,000     $         -     $          -    $          -    $          -    $      50,000
    Investment securities (2)          1,165,340         218,594          321,964         365,498         275,765        2,347,161
    Loans - variable rate                      -               -                -              13               -               13
    Loans - fixed rate                    98,513               -                -               -               -           98,513
                                    ------------     -----------     ------------    ------------    ------------    -------------
       Total interest earning
         assets                     $  1,313,853     $   218,594     $    321,964    $    365,511    $    275,765    $   2,495,687

Interest bearing liabilities:
    Demand deposit accounts         $      4,993     $         -     $          -    $          -    $          -    $       4,993
    Savings accounts                   1,105,843               -                -               -               -        1,105,843
    Time deposit accounts                 10,000               -                -               -               -           10,000
    Interest rate contracts            (520,000)          60,000          120,000         340,000               -                -
    Short term borrowings              1,051,856               -                -               -               -        1,051,856
                                    ------------     -----------     ------------    ------------    ------------    -------------
       Total interest bearing
         liabilities                $  1,652,692     $    60,000     $    120,000    $    340,000    $          -    $   2,172,692
                                    ------------     -----------     ------------    ------------    ------------    -------------

       Net interest sensitivity
         gap during the period      $   (338,839)    $   158,594     $    201,964    $     25,511    $    275,765    $     322,995
                                    ============     ===========     ============    ============    ============    =============

       Cumulative gap               $   (338,839)    $  (180,245)    $     21,719    $     47,230    $    322,995
                                    ============     ===========     ============    ============    ============

Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)               79.50%          89.48%          101.19%         102.17%         114.87%
                                    ============     ===========     ============    ============    ============

Interest sensitive assets as a
    percent of total assets
    (cumulative)                           49.78%          58.06%           70.26%          84.11%          94.55%
                                    ============     ===========     ============    ============    ============

Net interest sensitivity gap as a
    percent of total assets               (12.84)%          6.01%            7.65%           0.97%          10.45%
                                    ============     ===========     ============    ============    ============

Cumulative gap as a percent
    of total assets                       (12.84)%         (6.83)%           0.82%           1.79%          12.24%
                                    ============     ===========     ============    ============    ============


    (1) Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid.

    (2) Mortgage-backed securities are included in the pricing category that corresponds with their effective maturity.

MARKET RISK: BASIS RISK

         The Company is also exposed to basis risk from interest rate movements which arise when variable rate assets and liabilities are tied to different market indices. The Company holds investment securities that are indexed to U.S. Treasury, LIBOR and to the Prime rate, while its liabilities are primarily indexed to the Federal Funds overnight rate. The Company constantly analyzes and modifies its simulation assumptions to incorporate projections of all relevant rate indices.

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

         The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, fees collected from asset administration clients, and the capital raised from the January 1997 sale of the 9.77% Capital Securities (the `Capital Securities'). Managing the duration of the investment portfolio also provides asset liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $0.12 per share.

         The Company's ability to pay dividends on the Common Stock may depend on the receipt of dividends from Investors Bank & Trust Company. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Company expects to pay an annual dividend to its stockholders, currently estimated to be in an amount equal to $0.12 per share of outstanding Common Stock (approximately $1.8 million based upon 14,785,763 shares outstanding as of March 31, 2000).

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of March 31, 2000 was $295 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company. The Company cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on the operations of the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at March 31, 2000 was $2 billion.

         The Company also has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to be the lesser of (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20. The aggregate amount of borrowing available to the Company under this arrangement at March 31, 2000 was $829 million.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $26 million for the quarter ended March 31, 2000. Net cash used for investing activities, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities and a decrease in federal funds sold and securities purchased under resale agreements, was $98 million for the quarter ended March 31, 2000. Net cash provided by financing activities, consisting primarily of net activity in deposits, was $57 million for the quarter ended March 31, 2000.

CAPITAL RESOURCES

         Historically, the Company has financed its operations principally through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $1.2 million and $775,000 for the three months ended March 31, 2000 and 1999, respectively.

         Stockholders' equity at March 31, 2000 was $146.5 million, an increase of $9.7 million or 7%, from $136.8 million at December 31, 1999. The ratio of stockholders' equity to assets increased to 5.55% at March 31, 2000 from 5.36% at December 31, 1999.

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

         FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off balance sheet items of 8.0%. Total capital is defined as the sum of `Tier I' and `Tier II' capital elements, with at least half of the total capital required to be Tier I. Tier I capital includes, with certain restrictions, the sum of common stockholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier II capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses.

         The following table summarizes the Company's Tier I and total capital ratios at March 31, 2000:


                                                                          AMOUNT           RATIO
                                                                       --------------  --------------
                                                                              (Dollars in thousands)
                Tier I capital                                         $     133,715            15.36%
                Tier I capital minimum requirement                            34,832             4.00%
                                                                       -------------   --------------

                Excess Tier I capital                                  $      98,883            11.36%
                                                                       =============   ==============

                Total capital                                          $     133,815            15.37%
                Total capital minimum requirement                             69,664             8.00%
                                                                       -------------   --------------

                Excess Total capital                                   $      64,151             7.37%
                                                                       =============   ==============

                Risk adjusted assets, net of intangible assets         $     870,796
                                                                       =============


         The following table summarizes the Bank's Tier I and total capital ratios at March 31, 2000:


                                                                          AMOUNT           RATIO
                                                                       -------------  --------------
                                                                           (Dollars in thousands)
                Tier I capital                                         $     131,379           15.11%
                Tier I capital minimum requirement                            34,770            4.00%
                                                                       -------------  --------------

                Excess Tier I capital                                  $      96,609           11.11%
                                                                       =============  ==============

                Total capital                                          $     131,479           15.13%
                Total capital minimum requirement                             69,539            8.00%
                                                                       -------------  --------------

                Excess Total capital                                   $      61,940            7.13%
                                                                       =============  ==============

                Risk adjusted assets, net of intangible assets         $     869,239
                                                                       =============


         In addition to the risk-based capital guidelines, the FRB and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted average total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of the Company and the Bank be reduced by most intangible assets. The Company's Leverage Ratio at March 31, 2000 was 5.32%, which is in excess of regulatory requirements. The Bank's Leverage Ratio at March 31, 2000 was 5.23%, which is also in excess of regulatory requirements.

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated:


                                             THREE MONTHS ENDED MARCH 31, 2000             THREE MONTHS ENDED MARCH 31, 1999
                                         -------------------------------------------    -----------------------------------------
                                            AVERAGE                      AVERAGE          AVERAGE                     AVERAGE
                                            BALANCE        INTEREST     YIELD/COST        BALANCE       INTEREST     YIELD/COST
                                         ---------------  ------------ -------------    -------------  -----------  -------------
                                                                         (Dollars in thousands)
INTEREST EARNING ASSETS
    Federal funds sold and securities
       Purchased under resale
         agreements                      $       63,187   $       898         5.68%     $     57,033   $      673          4.72%
    Investment securities  (3)                2,225,774        35,480         6.38%        1,320,355       18,748          5.68%
    Loans  (4)                                  124,802         1,416         4.54%           62,340          789          5.06%
                                         --------------   ----------- ------------      ------------   ----------   -----------

    Total interest earning assets             2,413,763        37,794         6.26%        1,439,728       20,210          5.61%
                                                          ----------- ------------                     ----------   -----------
    Allowance for loan losses                      (100)                                        (100)
    Non-interest earning assets                 141,225                                      136,428
                                         --------------                                 ------------

    Total assets                         $    2,554,888                                $   1,576,056
                                         ==============                                =============

INTEREST BEARING LIABILITIES

    Deposits:
       Demand                            $        4,459   $        22         1.97%     $    114,025   $    1,253          4.40%
       Savings                                1,137,425        12,350         4.34%          806,896        8,085          4.01%
       Time                                      10,000           138         5.52%                -            -              -
    Short term borrowings                       972,932        12,327         5.07%          360,169        3,722          4.13%
                                         --------------   ----------- ------------      ------------   ----------   -----------
    Total interest bearing liabilities        2,124,816        24,837         4.68%        1,281,090       13,060          4.08%
                                                          ----------- ------------                     ----------   -----------

    Non-interest bearing liabilities
       Demand deposits                          173,461                                       99,911
       Non-interest bearing time
         deposits                                65,000                                       65,000
       Other liabilities                         25,253                                       13,699
                                         --------------                                 ------------
    Total liabilities                         2,388,530                                    1,459,700
    Trust preferred stock                        24,220                                       24,192
    Equity                                      142,138                                       92,164
                                         --------------                                 ------------

    Total liabilities and equity         $    2,554,888                                 $ 1,576,056
                                         ==============                                =============

    Net interest income                                   $    12,957                                  $   7,150
                                                          ===========                                  =========

    Net interest margin  (1)                                                  2.15%                                        1.99%
                                                                      ============                                  ===========
    Average interest rate spread  (2)                                         1.58%                                        1.53%
                                                                      ============                                  ===========
    Ratio of interest earning assets to
       Interest bearing liabilities                                         113.60%                                      112.38%
                                                                      ============                                  ===========


       1) Net interest income divided by total interest earning assets.

       2) Yield on interest earning assets less rate paid on interest bearing liabilities.

       3) Average yield on available for sale securities is based on amortized cost.

       4) Average yield on demand loans includes accrual and non accrual loan balances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information required by this item is contained in the "Market Risk"
         section in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as part of this report.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.
                      Exhibit 3. Certificate of Amendment of Certificate of Incorporation of the Company

                      Exhibit 27.       Financial Data Schedule

         (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INVESTORS FINANCIAL SERVICES CORP.


Date:    May 12, 2000                  By:  /s/ KEVIN J. SHEEHAN
                                           -------------------------------
                                            Kevin J. Sheehan
                                            Chairman, President and Chief
                                            Executive Officer


                                       By:  /s/ KAREN C. KEENAN
                                           -------------------------------
                                            Karen C. Keenan
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)