Form 10-Q
period 2000-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 2000-08-10
CIK 949589

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2000

                                       or

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

                          ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


         As of July 31, 2000, there were 29,800,539 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                       INVESTORS FINANCIAL SERVICES CORP.

                                      INDEX

PART I            FINANCIAL INFORMATION


                                                                                                    PAGE
         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                    June 30, 2000 (unaudited) and December 31, 1999 (audited)                         3

                  Condensed Consolidated Statements of Income and Comprehensive
                  Income  (unaudited)
                    Six months ended June 30, 2000 and 1999                                           4

                  Condensed Consolidated Statements of Income and Comprehensive
                  Income  (unaudited)
                    Three months ended June 30, 2000 and 1999                                         5

                  Condensed Consolidated Statement of Stockholder's Equity (unaudited)
                    Six months ended June 30, 2000                                                    6

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                    Six months ended June 30, 2000 and 1999                                           7

                  Notes to Condensed Consolidated Financial Statements                                8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                        18
                  AND RESULTS OF OPERATIONS

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                           35


PART II           OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                  35

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                35

         ITEM 5.  OTHER INFORMATION                                                                  36

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   36

SIGNATURES                                                                                           37


PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   INVESTORS FINANCIAL SERVICES CORP.
   CONDENSED CONSOLIDATED BALANCE SHEETS
   JUNE 30, 2000 AND  DECEMBER 31, 1999
--------------------------------------------------------------------------------
   (Dollars in thousands)


                                                                                           JUNE 30,           DECEMBER 31,
                                                                                             2000                1999
ASSETS                                                                                   (unaudited)
Cash and due from banks                                                                  $    12,943         $    37,624
Federal funds sold                                                                               -               150,000
Securities held to maturity (approximate fair value of $1,971,951 and
  $1,730,745 at June 30, 2000 and December 31, 1999, respectively)                         2,014,058           1,763,355
Securities available for sale                                                                552,886             375,610
Non-marketable equity securities                                                              15,000              15,000
Loans, less allowance for loan losses of $100 at June 30, 2000 and
   December 31, 1999                                                                         112,904             109,292
Accrued interest and fees receivable                                                          42,443              40,332
Equipment and leasehold improvements, less accumulated depreciation of $9,203 and
   $8,615 at June 30, 2000 and December 31, 1999, respectively                                12,264              10,337
Goodwill, net                                                                                 34,843              39,776
Other assets                                                                                  14,320              11,754
                                                                                         -----------         -----------
TOTAL ASSETS                                                                             $ 2,811,661         $ 2,553,080
                                                                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Demand                                                                               $   173,773         $   240,303
    Savings                                                                                1,144,486           1,237,104
    Time                                                                                      89,688              75,000
                                                                                         -----------         -----------
        Total deposits                                                                     1,407,947           1,552,407

Securities sold under repurchase agreements                                                  861,854             819,034
Short-term borrowings                                                                        316,001               1,000
Other liabilities                                                                             45,549              19,583
                                                                                         -----------         -----------
        Total liabilities                                                                  2,631,351           2,392,024
                                                                                         -----------         -----------
Commitments and contingencies                                                                    -                   -
Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the
  Company                                                                                     24,232              24,218
                                                                                         -----------         -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and
     outstanding: 0 at June 30, 2000 and December 31, 1999)                                      -                   -
  Common stock, par value $0.01 (shares authorized: 40,000,000 at June 30, 2000 and 20,000,000 at December 31, 1999; issued and outstanding: 29,759,258 at
     June 30, 2000 and 14,610,154 at December 31, 1999)                                          298                 146
  Surplus                                                                                     91,875              87,320
  Deferred compensation                                                                         (434)               (689)
  Retained earnings                                                                           67,893              53,542
  Accumulated other comprehensive loss, net                                                   (3,554)             (3,481)
  Treasury stock, par value $0.01 (10,814 shares at June 30, 2000 and December
  31, 1999)                                                                                      -                   -
                                                                                         -----------         -----------
        Total stockholders' equity                                                           156,078             136,838
                                                                                         -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 2,811,661         $ 2,553,080
                                                                                         ===========         ===========


         See notes to condensed consolidated financial statements.

  INVESTORS FINANCIAL SERVICES CORP.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
  (UNAUDITED)
  SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------
  (Dollars in thousands, except per share data)


                                                                              JUNE 30,          JUNE 30,
                                                                                2000              1999
OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased
      under resale agreements                                                $   1,262         $   1,119
   Investment securities held to maturity and available for sale                75,687            42,605
   Loans                                                                         2,812             1,506
                                                                             ---------         ---------
      Total interest income                                                     79,761            45,230

Interest expense:
   Deposits                                                                     25,356            18,727
   Short-term borrowings                                                        28,418            10,722
                                                                             ---------         ---------
      Total interest expense                                                    53,774            29,449
                                                                             ---------         ---------
      Net interest income                                                       25,987            15,781

Non-interest income:
    Asset administration fees                                                   79,155            63,471
    Computer service fees                                                          239               246
    Other operating income                                                         564               268
                                                                             ---------         ---------
      Net operating revenue                                                    105,945            79,766

OPERATING EXPENSES:
    Compensation and benefits                                                   50,411            38,853
    Technology and telecommunications                                           10,155             7,426
    Occupancy                                                                    5,107             4,039
    Transaction processing services                                              5,013             4,293
    Depreciation and amortization                                                2,190             1,850
    Professional fees                                                            1,566             1,691
    Travel and sales promotion                                                   1,520             1,084
    Amortization of goodwill                                                       826               887
    Insurance                                                                      395               382
    Other operating expenses                                                     4,913             3,253
                                                                             ---------         ---------
      Total operating expenses                                                  82,096            63,758
                                                                             ---------         ---------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                23,849            16,008

Provision for income taxes                                                       7,668             5,283
Minority interest expense, net of income taxes                                     794               818
                                                                             ---------         ---------
NET INCOME                                                                      15,387             9,907
                                                                             ---------         ---------
Other comprehensive income, net of tax of ($34) and $77 respectively:
    Unrealized (loss)/gain on securities:
        Unrealized holding (losses)/gains arising during the period                (73)              137
                                                                             ---------         ---------
    Other comprehensive (loss)/income                                              (73)              137
                                                                             ---------         ---------
COMPREHENSIVE INCOME                                                         $  15,314         $  10,044
                                                                             =========         =========
BASIC EARNINGS PER SHARE                                                     $    0.52         $    0.35
                                                                             =========         =========
DILUTED EARNINGS PER SHARE                                                   $    0.50         $    0.34
                                                                             =========         =========


  See notes to condensed consolidated financial statements.

  INVESTORS FINANCIAL SERVICES CORP.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
  (UNAUDITED)
  THREE MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------
  (Dollars in thousands, except per share data)


                                                                                   JUNE 30,        JUNE 30,
                                                                                     2000            1999
OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased
      under resale agreements                                                     $    364         $    446
   Investment securities held to maturity and available for sale                    40,207           23,857
   Loans                                                                             1,396              717
                                                                                  --------         --------
      Total interest income                                                         41,967           25,020

Interest expense:
   Deposits                                                                         12,846            9,390
   Short-term borrowings                                                            16,091            6,999
                                                                                  --------         --------
      Total interest expense                                                        28,937           16,389
                                                                                  --------         --------
      Net interest income                                                           13,030            8,631

Non-interest income:
    Asset administration fees                                                       39,439           32,091
    Computer service fees                                                              118              123
    Other operating income                                                             289              138
                                                                                  --------         --------
      Net operating revenue                                                         52,876           40,983

OPERATING EXPENSES:
    Compensation and benefits                                                       23,884           19,956
    Technology and telecommunications                                                5,560            3,806
    Occupancy                                                                        3,035            2,078
    Transaction processing services                                                  2,494            2,113
    Depreciation and amortization                                                    1,147              971
    Professional fees                                                                  492            1,046
    Travel and sales promotion                                                         851              577
    Amortization of goodwill                                                           405              443
    Insurance                                                                          200              193
    Other operating expenses                                                         2,254            1,648
                                                                                  --------         --------
      Total operating expenses                                                      40,322           32,831
                                                                                  --------         --------
INCOME BEFORE  INCOME TAXES AND MINORITY INTEREST                                   12,554            8,152

Provision for income taxes                                                           4,036            2,455
Minority interest expense, net of income taxes                                         397              427
                                                                                  --------         --------
NET INCOME                                                                           8,121            5,270
                                                                                  --------         --------
Other comprehensive income, net of tax of ($457) and ($348), respectively:
    Unrealized loss on securities:
        Unrealized holding losses arising during the period                           (971)            (619)
                                                                                  --------         --------
    Other comprehensive loss                                                          (971)            (619)
                                                                                  --------         --------
COMPREHENSIVE INCOME                                                              $  7,150         $  4,651
                                                                                  ========         ========
BASIC EARNINGS PER SHARE                                                          $   0.27         $   0.18
                                                                                  ========         ========
DILUTED EARNINGS PER SHARE                                                        $   0.26         $   0.18
                                                                                  ========         ========


  See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
(Dollars in thousands)


                                                  COMMON            TREASURY         COMMON                               DEFERRED
                                                  SHARES             SHARES          STOCK              SURPLUS         COMPENSATION

BALANCE, DECEMBER 31, 1999                      14,610,154            10,814        $      146        $   87,320        $     (689)
Amortization of
  deferred                                             -                 -                 -                 -                 255
  compensation
Exercise of stock options                          290,958               -                   3             2,320               -
Tax benefit from exercise
  of options                                           -                 -                 -               2,235               -
Net income                                             -                 -                 -                 -                 -
Stock dividend, two-for-one split               14,858,146               -                 149               -                 -
Cash dividend, $0.015 per share                        -                 -                 -                 -                 -
Change in accumulated
  other comprehensive income/(loss), net               -                 -                 -                 -                 -
                                                ----------        ----------        ----------        ----------        ----------
BALANCE, JUNE 30, 2000                          29,759,258            10,814        $      298        $   91,875        $     (434)
                                                ==========        ==========        ==========        ==========        ==========



                                                                   ACCUMULATED
                                                                      OTHER
                                                 RETAINED         COMPREHENSIVE       TREASURY
                                                 EARNINGS              LOSS             STOCK             TOTAL
BALANCE, DECEMBER 31, 1999
Amortization of                                 $   53,542         $   (3,481)      $       -          $  136,838
  deferred
  compensation                                         -                  -                 -                 255
Exercise of stock options
Tax benefit from exercise                              -                  -                 -               2,323
  of options
Net income                                             -                  -                 -               2,235
Stock dividend, two-for-one split                   15,387                -                 -              15,387
Cash dividend, $0.015 per share                       (149)               -                 -                 -
Change in accumulated                                 (887)               -                 -                (887)
  other comprehensive income/(loss), net
                                                       -                  (73)              -                 (73)
BALANCE, JUNE 30, 2000                          ----------         ----------       -----------        ----------
                                                $   67,893         $   (3,554)      $       -          $  156,078
                                                ==========         ==========       ===========        ==========


See notes to condensed consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------
(Dollars in thousands)


                                                                                   JUNE 30,          JUNE 30,
                                                                                    2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  15,387         $   9,907
                                                                                 ---------         ---------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    3,016             2,737
    Amortization of deferred compensation                                              255               255
    Amortization of premiums on securities, net of accretion of discounts            1,935             3,288
    Deferred income taxes                                                              -                 (77)
    Changes in assets and liabilities:
       Accrued interest and fees receivable                                         (2,111)           (6,253)
       Other assets                                                                  3,808            (2,329)
       Other liabilities                                                            25,966             4,120
                                                                                 ---------         ---------
          Total adjustments                                                         32,869             1,741
                                                                                 ---------         ---------
       Net cash provided by operating activities                                    48,256            11,648
                                                                                 ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                           31,031            50,849
Proceeds from maturities of securities held to maturity                            106,547           191,814
Purchases of securities available for sale                                        (209,257)          (81,539)
Purchases of securities held to maturity                                          (358,341)         (685,729)
Net decrease/(increase) in federal funds sold and securities
    purchased under resale agreements                                              150,000           (87,000)
Net increase in loans                                                               (3,612)          (69,175)
Purchases of equipment and leasehold improvements                                   (4,102)           (2,437)
                                                                                 ---------         ---------
       Net cash used for investing activities                                     (287,734)         (683,217)
                                                                                 ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/increase in demand deposits                                         (66,530)          110,470
Net (decrease)/increase in time and savings deposits                               (77,930)          321,853
Net increase in short-term borrowings                                              357,821           219,677
Proceeds from exercise of stock options                                              2,323             1,623
Proceeds from issuance of common stock                                                 -              26,000
Cash dividends to IFSC shareholders                                                   (887)             (560)
                                                                                 ---------         ---------
          Net cash provided by financing activities                                214,797           679,063
                                                                                 ---------         ---------
NET (DECREASE) / INCREASE IN CASH AND DUE FROM BANKS                               (24,681)            7,494
                                                                                 ---------         ---------
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                        37,624            18,775
                                                                                 ---------         ---------
CASH AND DUE FROM BANKS, END OF PERIOD                                           $  12,943         $  26,269
                                                                                 =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                       $  52,211         $  28,839
                                                                                 =========         =========
    Cash paid for income taxes                                                   $   5,863         $   5,886
                                                                                 =========         =========


See notes to condensed consolidated financial statements

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 IS UNAUDITED)
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS

      Investors Financial Services Corp. ('IFSC') provides asset administration services for the financial services industry through its wholly owned subsidiary, Investors Bank & Trust Company (the 'Bank'). IFSC provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

      As used herein, the defined term 'the Company' shall mean IFSC together with Investors Capital Services, Inc, and the Bank and its domestic and foreign subsidiaries.

      On October 1, 1998, the Bank acquired the domestic institutional trust and custody business ('the Business') of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention and business performance. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Bank acted as custodian and provided certain other services for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. In September 1999, the Bank received notification of BankBoston's intent to terminate the outsourcing agreement. The termination, effective February 2000, had no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank received a termination fee of $7 million. In addition, in May 2000, the Bank received notification from the BankBoston sponsored 1784 Funds that the 1784 Funds intended to terminate their custody agreement with the Bank. Pursuant to the terms of the purchase agreement with BankBoston, the Bank received a termination fee of $4.3 million in connection with termination of the 1784 Funds custody agreement. Therefore, a net adjustment was made to decrease the purchase price by $6.4 million resulting from the above mentioned items. The Bank does not anticipate a material impact on net income due to the termination of the outsourcing agreement or the termination of the 1784 funds custody agreement. The Bank was informed by BankBoston that its decision to terminate both the outsourcing and the 1784 Funds custody agreement was not related in any way to the Company's quality of service but was made as part of the integration process undertaken in connection with the BankBoston/Fleet merger.

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

      On March 26, 1999, the Company completed the issuance and sale of 1,800,000 shares of Common Stock at $14.50 per share in a private placement to one investor. The net capital raised in the private placement was used to support the Company's balance sheet growth.

      On May 15, 2000, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable June 15, 2000 to stockholders of record on May 31, 2000.

2.    INTERIM FINANCIAL STATEMENTS

      The condensed consolidated interim financial statements of the Company as of June 30, 2000 and 1999 and for the six-month periods and three-month periods ended June 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

      All share numbers in this report have been restated, where applicable, to reflect the two-for-one stock split paid June 15, 2000.

      Certain amounts in the prior periods' financial statements have been reclassified to conform to the current periods' presentation.

3.    LOANS

      Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. In addition, there have been no loan charge-offs or recoveries during the six months ended June 30, 2000 and 1999. Loans are summarized as follows:


                                            JUNE 30,       DECEMBER 31,
                                             2000             1999
                                             (Dollars in thousands)
Loans to individuals                        $ 33,786        $ 65,010
Loans to not-for-profit institutions              13              13
Loans to mutual funds                         79,205          44,369
                                            --------        --------
                                             113,004         109,392
Less allowance for loan losses                   100             100
                                            --------        --------
Total                                       $112,904        $109,292
                                            ========        ========


      The Company had commitments to lend of approximately $186 million and $160 million at June 30, 2000 and December 31, 1999, respectively. The terms of these commitments are similar to the terms of outstanding loans.

4.       GOODWILL


      Goodwill related to the Company's acquisition of the BankBoston Business pursuant to a purchase and sale agreement dated July 17, 1998 is summarized as follows:


                                      FOR THE SIX   FOR THE TWELVE
                                     MONTHS ENDED    MONTHS ENDED
                                       JUNE 30,      DECEMBER 31,
                                        2000            1999
                                       (Dollars in thousands)
Goodwill, beginning of period        $ 39,776         $ 43,860
Purchase price adjustment              (4,107)          (2,328)
Less amortization for period             (826)          (1,756)
                                     --------         --------
Goodwill, end of period              $ 34,843         $ 39,776
                                     ========         ========


      Under the terms of the purchase agreement with BankBoston, N.A., the Bank paid approximately $44 million, attributable to goodwill, to BankBoston as of the closing of the transaction on October 1, 1998 and paid an additional amount of approximately $4.9 million in February 2000 based upon client retention and business performance. In September 1999, the Bank received notification from BankBoston of its intent to terminate an outsourcing agreement, under which the Bank provided custody services to certain BankBoston asset management related businesses. In May 2000, the Bank received notification from the 1784 Funds that they intended to terminate the custody agreement between the Bank and the 1784 Funds. In connection with the termination of these agreements, the Bank received termination fees of $11.3 million. Therefore, the net effect of the additional payment and the termination fees was a decrease in the purchase price of $6.4 million.

5.    DEPOSITS

      Time deposits at June 30, 2000 and December 31, 1999 include non-interest bearing amounts of approximately $65 million at both dates.

      All time deposits had a minimum balance of $100,000 and a maturity of less than six months at June 30, 2000 and December 31, 1999.

6.    SHORT-TERM BORROWINGS

      The components of short-term borrowings are as follows:


                                                  JUNE 30,      DECEMBER 31,
                                                   2000            1999
                                                  (Dollars in thousands)
Federal Home Loan Bank of Boston advances        $200,000        $    -
Federal funds purchased                           115,000             -
Treasury, tax and loan account                      1,001           1,000
                                                 --------        --------
Total                                            $316,001        $  1,000
                                                 ========        ========


      The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston, which is utilized on an overnight and short-term basis to satisfy temporary funding requirements. The interest rate on the outstanding balance at June 30, 2000 was 6.44%.

      The rate on the outstanding balance of federal funds purchased from other banks at June 30, 2000 was 7.07%.

6.    SHORT-TERM BORROWINGS (CONCLUDED)

      The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank ('FRB') and accumulates these deposits in the Treasury, tax and loan account. The FRB charges the Company interest at the Federal funds rate on such deposits. The interest rate on the outstanding balance at June 30, 2000 was 6.66%.

7.    STOCKHOLDERS' EQUITY

      As of June 30, 2000, the Company has authorized 1,000,000 shares of Preferred Stock and 40,000,000 shares of Common Stock, all with a par value of $0.01 per share.

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

      On May 15, 2000, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on May 31, 2000. The dividend was paid on June 15, 2000. A total of 14,858,146 shares of common stock were issued in connection with the stock split. On February 16, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on March 1, 1999. The dividend was paid on March 17, 1999. A total of 6,797,973 shares of common stock were issued in connection with the stock split. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. The stock splits did not cause any change in the $0.01 par value per share of the common stock or in total stockholders' equity.

      The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

      Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 4,640,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock. No options were granted to consultants or directors during the six months ended June 30, 2000 and 1999. Of the 4,640,000 shares of Common Stock authorized for issuance under the plan, 869,826 were available for grant at June 30, 2000.

      Under the terms of the Amended and Restated 1995 Non-Employee Director Stock Option Plan, the Company may grant options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Options to purchase 10,000 shares of Common Stock were awarded on November 8, 1995 to each director. Subsequently, any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, non-employee directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the Amended and Restated 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model.

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

      In November 1995, the Company granted 448,000 shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. Of these grants, 420,000 shares vest in sixty equal monthly installments, and the remainder vests in five equal annual installments. Upon termination of employment, the Company has the right to repurchase all unvested shares at a price equal to the fair market value at the date of the grant. On March 31, 1998, the Company repurchased 4,000 unvested shares for $77,000 under the terms of the Amended and Restated 1995 Stock Plan. On May 29, 1998, the Company granted 40,000 shares of Common Stock to an officer of Investors Capital Services, Inc.

      The Company has recorded deferred compensation of $434,000 and $689,000 at June 30, 2000 and December 31, 1999 respectively, related to these grants.


      Under the terms of the 1997 Employee Stock Purchase Plan, the Company may issue up to 560,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The 1997 Employee Stock Purchase Plan permits eligible employees to purchase up to 1,000 shares of Common Stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the average market value of the Common Stock on the first business day of the payment period, or (ii) 90% of the average market value of the Common Stock on the last business day of the payment period. The payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.


      A summary of option activity under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:


                                                                      NUMBER OF          WEIGHTED-AVERAGE
                                                                       SHARES             EXERCISE PRICE
      Outstanding at December 31, 1999                                2,960,334        $         13
      Granted                                                           203,608                  22
      Exercised                                                       (692,704)                   8
      Canceled                                                         (44,950)                  15
                                                                  --------------
      Outstanding at June 30, 2000                                    2,426,288        $         15
                                                                  ==============
      Outstanding and exercisable at June 30, 2000                    1,076,619
                                                                  ==============



                                                                    NUMBER OF             WEIGHTED-AVERAGE
                                                                     SHARES                EXERCISE PRICE
      Outstanding at December 31, 1998                                2,811,244        $          9
      Granted                                                           213,010                  15
      Exercised                                                       (566,568)                   6
      Canceled                                                         (24,552)                  10
                                                                  --------------
      Outstanding at June 30, 1999                                    2,433,134        $         10
                                                                  ==============
      Outstanding and exercisable at June 30, 1999                    1,215,794
                                                                  ==============


7.    STOCKHOLDERS' EQUITY (CONCLUDED)

      A summary of activity under the 1997 Employee Stock Purchase Plan is as follows:


                                                                 FOR THE SIX   FOR THE TWELVE
                                                                 MONTHS ENDED   MONTHS ENDED
                                                                    JUNE 30,     DECEMBER 31,
                                                                     2000           1999
                                                                 ------------- -------------
                                                                      (NUMBER OF SHARES)
Total shares available under the Plan, beginning of period         357,354          433,604

   Issued at June 30                                               (34,466)         (42,494)
   Issued at December 31                                               -            (33,756)
                                                                  ========         ========
Total shares available under the Plan, end of period               322,888          357,354
                                                                  ========         ========


      During the six months ended June 30, 2000, the purchase price of the stock was $21.00 or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 2000.


      During the year ended December 31, 1999, the purchase price of the stock was $13.75 and $17.50, or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1999, and December 31, 1999, respectively.


      EARNINGS PER SHARE - Reconciliation from Basic EPS to Diluted EPS for the periods ended June 30, 2000 and 1999 follows:


                                                                                                        PER-SHARE
                                                                        INCOME          SHARES           AMOUNT
                                                                      (Dollars in thousands, except share data)
JUNE 30, 2000
BASIC EPS
Income available to common stockholders                             $   15,387        29,578,721        $   0.52
                                                                                                        ========
Dilutive effect of common equivalent shares of stock options                           1,335,847
                                                                                      ----------
DILUTED EPS
Income available to common stockholders                             $   15,387        30,914,568        $   0.50
                                                                    ==========        ==========        ========
JUNE 30, 1999
BASIC EPS
Income available to common stockholders                             $    9,907        28,197,182        $   0.35
                                                                                                        ========
Dilutive effect of common equivalent shares of stock options                             917,390
                                                                                      ----------
DILUTED EPS
Income available to common stockholders                             $    9,907        29,114,572        $   0.34
                                                                    ==========        ==========        ========


8.    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      LINES OF CREDIT - At June 30, 2000, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $240 million, against which $51 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

      INTEREST-RATE CONTRACTS - The contractual or notional amounts of swap agreements, which are derivative financial instruments, held by the Company at June 30, 2000 and 1999 were $650 million and $490 million, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. The Company has never experienced terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During the first six months of 2000, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 36 months. The weighted-average fixed-payment rates were 6.02% at June 30, 2000. Variable-interest payments received are indexed to the one-month London Interbank Offering Rate and the Overnight Federal Funds Rate. At June 30, 2000, the weighted-average rate of variable market-indexed interest payment obligations to the Company was 6.61%. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair value was approximately $4.5 million at June 30, 2000.

9.    COMMITMENTS AND CONTINGENCIES

      RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the FRB as of June 30, 2000 was $17 million. In addition, another cash balance in the amount of $2 million was pledged to secure clearings with a depository institution, Depository Trust Company, as of June 30, 2000.

      LEASE COMMITMENTS - Minimum future commitments on non-cancelable operating leases at June 30, 2000 were as follows:


      FISCAL YEAR ENDING    BANK PREMISES   EQUIPMENT
                              (Dollars in thousands)
      2000                   $ 4,772        $ 1,097
      2001                     9,449          1,831
      2002                     8,694          1,257
      2003                     8,668            380
      2004 and beyond         32,764            -


      Total rent expense was $6.8 million and $5.5 million for the six months ended June 30, 2000 and 1999, respectively.

      On September 20, 1995, the Company entered into a five-year service agreement with Electronic Data Systems ('EDS') expiring on December 31, 2005. Under the terms of the agreement, the Company agreed to pay certain monthly service fees based on usage. Service expense under this contract was $1.7 million for both the six months ended June 30, 2000 and 1999.

      CONTINGENCIES - The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at June 30, 2000 that are material to the consolidated financial position or results of operations of the Company.

10.   REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's and the Bank's results of operations and financial conditions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

10.   REGULATORY MATTERS (CONCLUDED)

      As of June 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Company and the Bank for the quarter ended June 30, 2000 and the year ended December 31, 1999.


                                                                                                TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL                   UNDER PROMPT
                                               ACTUAL                ADEQUACY PURPOSES:       CORRECTIVE ACTION PROVISIONS:
                                               ------                ------------------       -----------------------------
                                     AMOUNT            RATIO       AMOUNT            RATIO       AMOUNT            RATIO
                                     ------            -----       ------            -----       ------            -----
AS OF JUNE 30, 2000:
  Total Capital
    (to Risk Weighted Assets
     - the Company)                 $149,121           16.37%     $ 72,882           8.00%          N/A              N/A
  Total Capital
    (to Risk Weighted Assets
     -the Bank)                     $145,716           16.03%     $ 72,723           8.00%     $ 90,904           10.00%
  Tier I Capital
    (to Risk Weighted Assets
    - the Company)                  $149,021           16.36%     $ 36,441           4.00%          N/A              N/A
  Tier I Capital
    (to Risk Weighted Assets
     -the Bank)                     $145,616           16.02%     $ 36,362           4.00%     $ 54,542            6.00%
  Tier I Capital
    (to Average Assets
     - the Company)                 $149,021            5.53%     $107,773           4.00%          N/A              N/A
  Tier I Capital
   (to Average Assets
   -the Bank)                       $145,616            5.41%     $107,759           4.00%     $134,699            5.00%

AS OF DECEMBER  31, 1999:
  Total Capital
    (to Risk Weighted Assets
     - the Company)                 $124,861           14.97%     $ 66,726           8.00%          N/A              N/A
  Total Capital
    (to Risk Weighted Assets
     - the Bank)                    $121,947           14.66%     $ 66,567           8.00%     $ 83,209           10.00%
  Tier I Capital
    (to Risk Weighted Assets
     - the Company)                 $124,761           14.96%     $ 33,363           4.00%          N/A              N/A
  Tier I Capital
    (to Risk Weighted Assets
     - the Bank)                    $121,847           14.64%     $ 33,283           4.00%     $ 49,925            6.00%
  Tier I Capital
    (to Average Assets
     - the Company)                 $124,761            5.46%     $ 91,382           4.00%          N/A              N/A
  Tier I Capital
    (to Average Assets
     - the Bank)                    $121,847            5.34%     $ 91,310           4.00%     $114,138            5.00%


      Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of 'net profits' and to the extent that such payments will not impair the Bank's capital stock and surplus account. Moreover, prior approval of the Commissioner of Banks and the Commonwealth of Massachusetts is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

11.     SEGMENT REPORTING

      The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the six months ended June 30, 2000 and 1999, and long-lived assets by geographic area as of June 30, 2000 and 1999:


                    NET OPERATING   NET OPERATING    LONG-LIVED      LONG-LIVED
GEOGRAPHIC             REVENUE         REVENUE         ASSETS          ASSETS
INFORMATION:            2000            1999            2000            1999
------------            ----            ----            ----            ----
                                       (Dollars in thousands)
United States         $102,194        $ 76,261        $ 46,720        $ 10,854

Ireland                  2,606           2,208             288             372

Canada                   1,106           1,233              99             207

Cayman Islands              39              64             -               -
                      ========        ========        ========        ========
Total                 $105,945        $ 79,766        $ 47,107        $ 11,433
                      ========        ========        ========        ========


      The following represents the Company's operating revenue by service line for the six months ended June 30, 2000 and 1999:


                                                  OPERATING REVENUE        OPERATING REVENUE
      SERVICE LINES:                                    2000                     1999
      ---------------------------------------     ------------------      --------------------
                                                            (Dollars in thousands)
      Custody, accounting, transfer agency,
      and administration                                $    62,021              $     50,832

      Cash Management                                         5,785                     6,042

      Securities lending                                      5,392                     3,440

      Foreign exchange                                        5,160                     2,408

      Investment advisory                                       797                       749
                                                  ==================      ====================
      Total                                             $    79,155              $     63,471
                                                  ==================      ====================


      No one customer accounted for 10% of the Company's consolidated net operating revenues for the six months ended June 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiary, Investors Bank & Trust Company, provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including 85 mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for net assets that totaled approximately $276 billion at June 30, 2000, including approximately $18 billion of foreign assets. The Company also engages in private banking transactions, including secured lending and deposit accounts.

         On October 1, 1998, the Bank acquired the domestic institutional trust and custody business ('the Business') of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention and business performance. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Bank acted as custodian and provided certain other services for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. In September 1999, the Bank received notification of BankBoston's intent to terminate the outsourcing agreement. The termination, effective February 2000, had no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank received a termination fee of $7 million. In addition, in May 2000, the Bank received notification from the BankBoston sponsored 1784 Funds that the 1784 Funds intended to terminate their custody agreement with the Bank. Pursuant to the terms of the purchase agreement with BankBoston, the Bank received a termination fee of $4.3 million in connection with termination of the 1784 Funds custody agreement. Therefore, a net adjustment was made to decrease the purchase price by $6.4 million, resulting from the above-mentioned items. The Bank does not anticipate a material impact on net income due to the termination of the outsourcing agreement or the termination of the 1784 funds custody agreement. The Bank was informed by BankBoston that its decision to terminate both the outsourcing and the 1784 Funds custody agreement was not related in any way to the Company's quality of service but was made as part of the integration process undertaken in connection with the BankBoston/Fleet merger.

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

         On March 26, 1999, the Company completed the issuance and sale of 1,800,000 shares of Common Stock at $14.50 per share in a private placement to one investor. The net capital raised in the private placement was used to support the Company's balance sheet growth.

         On May 15, 2000, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable on or about June 15, 2000 to stockholders of record on May 31, 2000. All share numbers in this report have been restated to reflect the two-for-one stock split paid June 15, 2000, where applicable.

REVENUE AND INCOME OVERVIEW

         The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and non-interest income are reported separately for financial statement presentation purposes, the Company's clients view the pricing of the Company's asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of financial results. Net operating revenue increased 33% to $105.9 million in the first six months of 2000 from $79.8 million in the first six months of 1999.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called 'forward-looking statements,' which involve risks and uncertainties. Forward looking statements in this 10-Q include certain statements regarding liquidity, the effect of the termination of the BankBoston outsourcing agreement and the 1784 Funds custody agreement, and the effect of certain pending litigation against the Company's Dublin subsidiaries. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the SEC.

         The Company's future results are subject to substantial risks and uncertainties. The Company's liquidity is dependent, in part, upon the continued availability of current borrowing facilities, the loss of which may impair the Company's access to liquid funds. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company's quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company's clients. Also, the Company's interest-related services, along with the market value of the Company's investments, may be adversely affected by rapid changes in interest rates or changes in the relationship between certain index rates. In addition, many of the Company's client engagements are, and in the future are likely to continue to be, terminable upon 60 days notice. Also, the outcome of any legal claims against the Company cannot be predicted with certainty. Defense and settlement of any claims may be costly and require management's attention. Even if the Company is successful in defending or settling any claims, the existence of the claims may harm the Company's reputation or ability to add new clients.

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

STATEMENT OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Non-interest Income

         Non-interest income increased $16 million to $80 million for the six months ended June 30, 2000 from $64 million for the six months ended June 30, 1999. Non-interest income consists of the following items:


                                For the Six Months Ended
                                        June 30,
                                -------------------------
                                   2000           1999         Change
                                   ----           ----         ------
                                 (Dollars in thousands)
Asset administration fees        $79,155        $63,471        25 %
Computer service fees                239            246        (3) %
Other operating income               564            268        110 %
                                 -------        -------
Total non-interest income        $79,958        $63,985        25 %
                                 =======        =======


         Asset administration fees increased $15.7 million to $79.2 million for the six months ended June 30, 2000 compared to $63.5 million for the six months ended June 30, 1999. The Company earns such fees on assets processed by the Company on behalf of a variety of financial asset managers. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: global custody, multi-currency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. The largest component of asset administration fees is asset-based fees, which increased between periods due to an increase in assets processed. Total net assets processed increased 3% to $276 billion at June 30, 2000 from $268 billion at June 30, 1999. The change in assets processed reflects a $49 billion increase in assets processed for new and existing clients, offset by the loss of $41 billion in assets processed related to the previously disclosed termination of the outsourcing agreement between the Company and BankBoston and the custody agreement between the Company and the BankBoston sponsored 1784 Funds. Of the $49 billion increase, approximately $11 billion reflects assets processed for new clients and $38 billion reflects growth of assets processed for existing clients. Also contributing to the increase in asset administration fees was the Company's success in marketing ancillary services such as foreign exchange and securities lending.

         Computer service fees consist of amounts charged by the Company for data processing services related to client accounts. Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston ('FHLBB') stock investment and miscellaneous transaction-oriented private banking fees. The increase in other operating income resulted from an increase in FHLBB stock dividend income due to an increase in the Company's average investment in FHLBB stock during the period ended June 30, 2000, compared to the period ended June 30, 1999.

Operating Expenses

         Total operating expenses increased by $18.3 million to $82.1 million for the six months ended June 30, 2000 compared to $63.8 million for the six months ended June 30, 1999. The components of operating expenses were as follows:


                                    For the Six Months Ended June 30
                                    --------------------------------
                                           2000           1999            Change
                                           ----           ----            ------
                                         (Dollars in thousands)
Compensation and benefits                $50,411        $38,853             30%
Technology and telecommunications         10,155          7,426             37
Occupancy                                  5,107          4,039             26
Transaction processing services            5,013          4,293             17
Depreciation and amortization              2,190          1,850             18
Professional fees                          1,566          1,691             (7)
Travel and sales promotion                 1,520          1,084             40
Amortization of goodwill                     826            887             (7)
Insurance                                    395            382              3
Other operating expenses                   4,913          3,253             51
                                         -------        -------
Total Operating Expenses                 $82,096        $63,758             29%
                                         =======        =======


         Compensation and benefits expense increased by $11.6 million or 30% from period to period due to several factors. The average number of employees increased 15% to 1,545 during the six months ended June 30, 2000 from 1,341 during the same period in 1999. This increase in number of employees relates to the increase in client relationships and the expansion of existing client relationships during the period. In addition, compensation expense related to the Company's management incentive plans increased $3.3 million between periods because of the increase in earnings subject to incentive payments in the first quarter of 2000. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $753,000 for the six months ended June 30, 2000 from the same period in 1999.

         Technology and telecommunications expense consists of operating lease payments for microcomputers, fees charged by Electronic Data Systems ('EDS') for mainframe data processing, telephone expense, software maintenance fees and licenses, optical imaging and contracting programming fees. Technology and telecommunications expense increased $2.7 million from period to period. The Company's use of contract programmers to perform information systems development projects accounted for $1.3 million of the increase. Increased hardware, software and telecommunication expenses needed to support the growth in assets processed accounted for the remainder of the increase.

         Occupancy expense increased $1.1 million to $5.1 million for the six months ended June 30, 2000 from $4 million for the six months ended June 30, 1999. The majority of the increase was rent expense, which resulted from leasing additional office space in Boston at the current higher rental rates during the first six months of 2000. Also, additional property taxes were paid due to a reassessment of existing leased properties.

         Transaction processing services consists of volume related expenses including subcustodian fees and external contract services. The increase of $720,000 from period to period was primarily due to an increase in subcustodian and pricing fees driven by the growth in assets processed.

         Depreciation and amortization expense increased $340,000 to $2.2 million for the six months ended June 30, 2000 from $1.9 million for the six months ended June 30, 1999. The increase resulted from capitalized software and capitalized expenditures associated with the expansion into additional office space.

         Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with making sales calls on potential clients, traveling to existing client sites and the Company's foreign subsidiaries, and attending industry conferences. Travel and sales promotion expense increased $436,000 to $1.5 million from $1.1 million for the same period in 1999, due primarily to increased travel to foreign subsidiaries.

         Other operating expenses include fees for office supplies, recruiting costs, temporary help, postage and delivery charges and various fees assessed by the Massachusetts Banking Commission. These expenses increased $1.7 million to $4.9 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999. Recruiting costs and temporary help accounted for $476,000 of the increase, resulting from the growth in the Company's staffing needs. The growth in assets processed has resulted in an overall increase in operating expenses.

Net Interest Income

         Net interest income is the amount of interest received on interest earning assets less the interest paid on interest bearing liabilities. Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the six months ended June 30, 2000 compared to the same period in 1999. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category.


                                              Change        Change
                                              Due to        Due to
                                              Volume         Rate             Net
                                            ------------ -------------   ------------
                                              (Dollars in thousands)
INTEREST-EARNING ASSETS
 Federal funds sold and other              $    (82)        $    225        $    143
 Investment securities                       26,815            6,267          33,082
 Loans                                        1,285               21           1,306
                                           --------         --------        --------
 Total interest-earning assets             $ 28,018         $  6,513        $ 34,531
                                           --------         --------        --------
INTEREST-BEARING LIABILITIES
 Deposits                                  $  6,041         $    588        $  6,629
 Borrowings                                  14,108            3,588          17,696
                                           --------         --------        --------
 Total interest-bearing liabilities        $ 20,149         $  4,176        $ 24,325
                                           --------         --------        --------

Change in net interest income              $  7,869         $  2,337        $ 10,206
                                           ========         ========        ========


         Net interest income increased $10.2 million or 65% to $26 million for the six months ended June 30, 2000 from $15.8 million for the same period in 1999. The increase was reflective of balance sheet growth over the same period last year combined with the positive effect of increased client deposits and improvement in the yield on the investment securities portfolio. The net interest margin increased 11 basis points from 1.97% to 2.08%.

         Average interest-earning assets, primarily investment securities, increased $900 million or 56% to $2.5 billion compared with the same period in 1999. Funding for the asset growth was provided by an increase in average client deposits of $305 million or 28% and an increase in average short-term borrowings, primarily repurchased agreements and FHLBB borrowings of $551 million. The effect on net interest income from changes in volume of interest-earning assets and interest-bearing liabilities was an increase of approximately $7.9 million for the six months ended June 30, 2000 compared with the same period last year.

         Average yield on interest-earning assets increased 74 basis points to 6.38% this quarter from 5.64% for the same period last year. The average rate paid by the Company on interest-bearing liabilities increased 70 basis points from 4.27% to 4.97%. The increase in rates reflects the current higher interest rate environment compared with a year ago. The effect on net interest income due to changes in rates was an increase of approximately $2.3 million period to period.

Income Taxes

         Taxes for the six months ended June 30, 2000 were $7.7 million, up from $5.3 million a year ago. The effective tax rate for the period was 32%, which compares to 33% for the same period in the prior year. The period-over-period decrease resulted from the restructuring of corporate entities for state tax planning purposes.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

Non-interest Income

         Non-interest income increased $7.4 million to $39.8 million for the quarter ended June 30, 2000 from $32.4 million for the quarter ended June 30, 1999. Non-interest income consists of the following items:


                                  For the Quarter Ended
                                        June 30,
                                  ---------------------
                                   2000          1999         Change
                                   ----          ----         ------
                                 (Dollars in thousands)
Asset administration fees        $39,439        $32,091        23 %
Computer service fees                118            123        (4) %
Other operating income               289            138        109 %
                                 -------        -------
Total non-interest Income        $39,846        $32,352        23 %
                                 =======        =======


         Asset administration fees increased $7.3 million to $39.4 million for the quarter ended June 30, 2000 compared to $32.1 million for the quarter ended June 30, 1999. The largest component of asset administration fees is asset-based fees, which increased between periods due to an increase in assets processed. Total net assets processed increased 3% to $276 billion at June 30, 2000 from $268 billion at June 30, 1999. The change in assets processed reflects a $49 billion increase in assets processed for new and existing clients, offset by the loss of $41 billion in assets processed related to the previously disclosed termination of the outsourcing agreement between the Company and BankBoston and the custody agreement between the Company and the BankBoston sponsored 1784 Funds. Of the $49 billion increase, approximately $11 billion reflects assets processed for new clients and $38 billion reflects growth of assets processed for existing clients. Also contributing to the increase in asset administration fees was the Company's success in marketing ancillary services such as foreign exchange and securities lending.


         The increase in other operating income resulted from an increase in FHLBB stock dividend income due to an increase in the Company's average investment in FHLBB stock during the period ended June 30, 2000, compared to the period ended June 30, 1999.

Operating Expenses

         Total operating expenses increased by $7.5 million to $40.3 million for the quarter ended June 30, 2000 compared to $32.8 million for the quarter ended June 30, 1999. The components of operating expenses were as follows:


                                      For the Quarter Ended June 30,
                                      ------------------------------
                                           2000           1999            Change
                                           ----           ----            ------
                                         (Dollars in thousands)
Compensation and benefits                $23,884        $19,956             20%
Technology and telecommunications          5,560          3,806             46
Occupancy                                  3,035          2,078             46
Transaction processing services            2,494          2,113             18
Depreciation and amortization              1,147            971             18
Professional fees                            492          1,046            (53)
Travel and sales promotion                   851            577             47
Amortization of goodwill                     405            443             (9)
Insurance                                    200            193              4
Other operating expenses                   2,254          1,648             37
                                         -------        -------
Total Operating Expenses                 $40,322        $32,831             23%
                                         =======        =======


         Compensation and benefits expense increased by $3.9 million or 20% from period to period due to several factors. The average number of employees increased 14% to 1,568 during the quarter ended June 30, 2000 from 1,374 during the same period in 1999. This increase in number of employees relates to the increase in client relationships and the expansion of existing client relationships during the period. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $912,000 for the quarter ended June 30, 2000 from the same period in 1999.

         Technology and telecommunications expense increased $1.8 million from period to period. The Company's use of contract programmers to perform information systems development projects accounted for $831,000 of the increase. Increased hardware and software expenses needed to support the growth in assets processed comprised the remainder of the increase.

         Occupancy expense increased $957,000 to $3 million for the quarter ended June 30, 2000 from $2.1 million for the quarter ended June 30, 1999. The increase resulted from leasing additional office space in Boston at the current higher rental rates and additional property taxes paid due to a reassessment of existing leased properties.

         The increase of $382,000 in transaction processing services from period to period was primarily due to an increase in subcustodian and pricing fees driven by the growth in assets processed.

         Depreciation and amortization expense increased $175,000 to $1.1 million for the quarter ended June 30, 2000 from $971,000 for the quarter ended June 30, 1999. The increase related primarily to capitalized software and capitalized expenditures associated with the expansion into additional office space.

         Professional fees decreased $553,000 to $492,000 for the quarter ended June 30, 2000 from $1 million for the quarter ended June 30, 1999. The decrease in professional fees was mainly attributable to consulting services related to the integration of the BankBoston business and tax planning paid during the same period in 1999.

         Travel and sales promotion expense increased $274,000 to $851,000 for the quarter ended June 30, 2000 from $577,000 for the same period in 1999 due to increased travel to foreign subsidiaries.

           Other operating expenses increased $606,000 to $2.2 million for the quarter ended June 30, 1999 from $1.6 million for the quarter ended June 30, 1999. Recruiting costs and temporary help accounted for $298,000 of the increase, resulting from the growth in the Company's staffing needs. The growth in assets processed has resulted in an overall increase in operating expenses.

Net Interest Income

         Net interest income is the amount of interest received on interest earning assets less the interest paid on interest bearing liabilities. The volume and mix of assets and liabilities, and the movement and level of interest rates affect net interest income. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates for the quarter ended June 30, 2000 compared to the same period in 1999. Changes attributed to both volume and rate have been allocated based on the proportion change in each category.


                                           Change            Change
                                           Due to            Due to
                                           Volume             Rate             Net
                                           ------             ----             ---
                                             (Dollars in thousands)
INTEREST-EARNING ASSETS
 Federal funds sold and other              $   (486)        $    405        $    (81)
 Investment securities                       12,600            3,749          16,349
 Loans                                          565              114             679
                                           --------         --------        --------
 Total interest-earning assets             $ 12,679         $  4,268        $ 16,947
                                           --------         --------        --------
INTEREST-BEARING LIABILITIES
 Deposits                                  $  2,622         $    834        $  3,456
 Borrowings                                   6,371            2,721           9,092
                                           --------         --------        --------
 Total interest-bearing liabilities        $  8,993         $  3,555        $ 12,548
                                           --------         --------        --------
Change in net interest income              $  3,686         $    713        $  4,399
                                           ========         ========        ========


         Net interest income increased $4.4 million or 51% to $13 million for the quarter ended June 30, 2000 from $8.6 million for the same period in 1999. The increase was reflective of balance sheet growth over the same period last year combined with the positive effect of increased client deposits and improvement in the yield on the investment securities portfolio.

         Average interest-earning assets, primarily investment securities, increased $825 million or 47% to $2.6 billion compared with the same period in 1999. Funding for the asset growth was provided by an increase in average client deposits of $306 million or 29% and an increase in average short-term borrowings, primarily repurchased agreements and FHLBB borrowings of $490 million. The effect on net interest income from changes in volume of interest-earning assets and interest-bearing liabilities was an increase of approximately $3.7 million for the quarter ended June 30, 2000 compared with the same period last year.

         Average yield on interest-earning assets increased 81 basis points to 6.48% this quarter from 5.67% for the same period last year. The average rate paid by the Company on interest-bearing liabilities increased 87 basis points from 4.31% to 5.18%. The increase in rates reflects the current higher interest rate environment compared with a year ago. The effect on net interest income due to changes in rates was an increase of approximately $713,000 period to period.

Income Taxes

         Taxes for the quarter ended June 30, 2000 were $4 million, up from $2.5 million a year ago. The effective tax rate for the period was 32%, which compares to 30% for the same period in the prior year. The period-over-period increase reflects a year-to-date adjustment recorded in the second quarter of 1999 related to the restructuring of corporate entities for state tax planning purposes.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

The following table summarizes the Company's investment portfolio for the dates indicated:


                                                                  June 30,            December 31,
                                                                    2000                  1999
                                                              ------------------    ------------------
                                                                       (Dollars in thousands)
              SECURITIES HELD TO MATURITY:
              Mortgage-backed securities                    $         1,677,003   $         1,464,816
              Federal agency securities                                 260,298               227,030
              State and political subdivisions                           69,154                63,871
              Foreign government securities                               7,603                 7,638
                                                           ---------------------  --------------------

              Total securities held to maturity             $         2,014,058   $         1,763,355
                                                           =====================  ====================
              SECURITIES AVAILABLE FOR SALE:

              Mortgage-backed securities                    $           415,827   $           239,132
              Federal agency securities                                  52,314                52,310
              Corporate debt                                             46,605                47,875
              State and political subdivisions                           38,140                36,293
                                                           ---------------------  --------------------
              Total securities available for sale           $           552,886   $           375,610
                                                           =====================  ====================


         The investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for the Company. In addition, the Company uses the investment portfolio to secure open positions at securities clearing institutions in connection with its custody services. The portfolio is comprised of securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association ('FNMA' or 'Fannie Mae') and the Federal Home Loan Mortgage Corporation ('FHLMC' or 'Freddie Mac'), and Federal Agency callable bonds issued by FHLMC and the FHLBB, municipal securities, corporate debt securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

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

         The book value and weighted average yield of the Company's securities held to maturity at June 30, 2000, by effective maturity, are reflected in the following table:


                                                                                 Years
                                          ---------------------------------------------------------------------------------------
                                                  Under 1                       1 to 5                        5 to 10
                                          Amount           Yield       Amount             Yield       Amount           Yield
                                          ------           -----       ------             -----       ------           -----
                                                                        (Dollars in thousands)
Mortgage-backed securities               $ 15,330           6.01%     $847,677            6.60%     $567,062           7.04%
Federal agency securities                     -             -           84,198            6.86       176,100           7.17
State and political subdivisions              -             -              -              -            2,105           5.04
Foreign government securities                 -             -            7,603            6.84           -             -
                                         --------                     --------                      --------
Total securities held to maturity        $ 15,330           6.01%     $939,478            6.62%     $745,267           7.07%
                                         ========                     ========                      ========


                                                   Years
                                        ------------------------
                                                 Over 10
                                         Amount            Yield
                                         ------            -----
                                          (Dollars in thousands)
Mortgage-backed securities              $246,934           7.26%
Federal agency securities                    -               -
State and political subdivisions          67,049           5.40
Foreign government securities                -               -
                                        --------
Total securities held to maturity       $313,983           6.86%
                                        =========





         The book value and weighted average yield of the Company's securities available for sale at June 30, 2000 by effective maturity, are reflected in the following table:


                                                                                Years
                                      -----------------------------------------------------------------------------------------
                                                 Under 1                      1 to 5                        5 to 10
                                        Amount             Yield      Amount            Yield      Amount            Yield
                                        ------             -----      ------            -----      ------            -----
                                                                       (Dollars in thousands)
Mortgage-backed securities            $      -             -         $403,288           6.81%     $ 12,539           6.68%
Federal agency securities                    -             -           52,314           5.96           -             -
Corporate debt                               -             -              -             -              -             -
State and political subdivisions           3,362           4.13%       22,615           4.29        11,656           4.50
                                      ----------                     --------                     --------
Total securities available
for                                   $    3,362           4.13%     $478,217           6.60%     $ 24,195           5.63%
                                      ==========                     ========                     ========



                                                Years
                                      ------------------------
                                               Over 10
                                        Amount           Yield
                                        ------           -----
                                        (Dollars in thousands)

Mortgage-backed securities            $    -             -
Federal agency securities                  -             -
Corporate debt                          46,605           5.60%
State and political subdivisions           507           6.07
                                       -------
Total securities available
for                                   $ 47,112           5.61%
                                      ========


LOAN PORTFOLIO

         The following table summarizes the Company's loan portfolio for the dates indicated:


                                            June 30,   December 31,
                                              2000         1999
                                            --------   ------------
                                             (Dollars in thousands)
Loans to individuals                        $ 33,786   $     65,010
Loans to not-for-profit organizations             13             13
Loans to mutual funds                         79,205         44,369
                                            --------   ------------
                                             113,004        109,392

Less: allowance for loan losses                 (100)          (100)
                                            --------   ------------
Net loans                                   $112,904   $    109,292
                                            ========   ============

Floating Rate                               $112,891   $    109,279
Fixed Rate                                        13             13
                                            --------   ------------
                                            $112,904   $    109,292
                                            ========   ============

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

         At June 30, 2000, the Company's only lending concentrations which exceeded 10% of total loans were the revolving lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

         The Company's credit loss experience has been excellent. There have been no loan charge-offs or adverse credit actions in the history of the Company. It is the Company's policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. Although virtually all of the Company's loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $100,000 at June 30, 2000. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

         The Company administers and oversees the investment risk management process primarily through two oversight bodies: The Board of Directors and the Asset and Liability Committee ('ALCO'). The Company's Board of Directors reviews, on a quarterly basis, the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. ALCO is a senior management committee consisting of the Chief Executive Officer, the Chief Financial Officer, the Executive Vice President and members of the Treasury function and others who are responsible for the day-to-day management of market risk. ALCO meets on a bi-weekly basis to provide detailed oversight of investment risk, including market risk.

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

         The results of the sensitivity analysis as of June 30, 2000 and June 30, 1999, indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 6.41% and 8.37%, respectively, versus the policy limit of 10%. Conversely, a downward shift of 200 basis points would result in an increase in projected net interest income of 6.10% and 6.71%, respectively.

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

The following table presents the repricing schedule for the Company's interest earning assets and interest bearing liabilities at June 30, 2000:


                                       Within           Three            Six             One
                                       Three           to Six         to Twelve        Year to        Over Five
                                       Months          Months           Months        Five Years        Years            Total
                                    -------------    ------------    -------------   -------------   -------------   --------------
                                                                        (Dollars in thousands)
Interest-earning assets (1):
    Federal funds sold               $      -       $       -       $       -      $       -      $        -       $       -
    Investment securities (2)         1,309,514         278,163         334,645        371,250         273,372       2,566,944
    Loans - fixed rate                  112,891             -               -              -               -                13
    Loans - variable rate                   -               -               -               13             -           112,891
                                    -----------     -----------     -----------    -----------     -----------     -----------
       Total interest-earning
       assets                       $ 1,422,405     $   278,163     $   334,645    $   371,263    $    273,372     $ 2,679,848

Interest-bearing liabilities:
    Demand deposit accounts         $     5,512     $       -       $       -      $       -      $        -       $     5,512
    Savings accounts                  1,085,986             -               -              -               -         1,085,986
    Time deposit accounts                24,688             -               -              -               -            24,688
    Interest rate contracts            (590,000)         60,000         120,000        410,000             -               -
    Short term borrowings             1,127,855          50,000             -              -               -         1,177,855
                                    -----------     -----------     -----------    -----------     -----------     -----------
       Total interest-bearing
       liabilities                  $ 1,654,041     $   110,000     $   120,000    $   410,000    $        -       $ 2,294,041
                                    -----------     -----------     -----------    -----------     -----------     -----------
       Net interest sensitivity
       gap during the period        $  (231,636)    $   168,163     $   214,645    $   (38,737)   $    273,372     $   385,807
                                    ===========     ===========     ===========    ===========     ===========     ===========
       Cumulative gap               $  (231,636)    $   (63,473)    $   151,172    $   112,435    $    385,807
                                    ===========     ===========     ===========    ===========     ===========
Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)              86.00%          96.40%        108.02%         104.90%         116.82%
                                    ===========     ===========    ===========     ===========     ===========
Interest sensitive assets as a
    percent of total assets
    (cumulative)                          50.59%          60.48%         72.38%          85.59%          95.31%
                                    ===========     ===========    ===========     ===========     ===========
Net interest sensitivity gap as a
    percent of total assets               (8.24)%          5.98%          7.63%          (1.38)%          9.72%
                                    ===========     ===========    ===========     ===========     ===========
Cumulative gap as a percent
    of total assets                       (8.24)%         (2.26)%         5.38%           4.00%          13.72%
                                    ===========     ===========    ===========     ===========     ===========


    (1) Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid.

    (2) Mortgage-backed securities are included in the pricing category that corresponds with their effective maturity.

MARKET RISK: BASIS RISK

         The Company is also exposed to basis risk from interest rate movements which arise when variable rate assets and liabilities are tied to different market indices. The Company holds investment securities that are indexed to U.S. Treasury, LIBOR and to the Prime rate, while its liabilities are primarily indexed to the Federal Funds overnight rate. The Company continually analyzes and modifies its simulation assumptions to incorporate projections of all relevant rate indices.

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

         The Company's primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, fees collected from asset administration clients, and the capital raised from the January 1997 sale of 9.77% Capital Securities (the `Capital Securities'). Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors' needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $0.06 per share.

         The Company's ability to pay dividends on the Common Stock may depend on the receipt of dividends from the Bank. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Company expects to pay to an annual dividend to its stockholders, currently estimated to be in an amount equal to $0.06 per share of outstanding Common Stock (approximately $1.8 million based upon 29,759,258 shares outstanding as of June 30, 2000).

         The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of June 30, 2000 was $525 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company's borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company. There can be no assurance, however, that such funding will be available on a timely basis, if at all. Lack of availability of liquid funds could have a material adverse impact on the operations of the Company.

         The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at June 30, 2000 was $2 billion.

The Company also has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock required to be held by the Company is (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. If the Company borrows under this arrangement, the Company is required to hold FHLBB stock equal to 5% of such outstanding advances. The aggregate amount of borrowing available to the Company under this arrangement at June 30, 2000 was $822 million.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $48 million for the six months ended June 30, 2000. Net cash used for investing activities, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities and decrease in federal funds sold was $288 million for the six months ended June 30, 2000. Net cash provided by financing activities, consisting primarily of net activity in deposits, was $215 million for the six months ended June 30, 2000.

CAPITAL RESOURCES

         Historically, the Company has financed its operations principally through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company's capital expenditures were $4.1 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively.

         Stockholders' equity at June 30, 2000 was $156 million, an increase of $19.2 million or 14%, from $136.8 million at December 31, 1999. The ratio of stockholders' equity to assets increased to 5.55% at June 30, 2000 from 5.36% at December 31, 1999.

         The FRB has adopted a system using internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of banks and bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally upon the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a `risk-weighted' asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight.

         FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off balance sheet items of 8.0%. Total capital is defined as the sum of 'Tier I' and 'Tier II' capital elements, with at least half of the total capital required to be Tier I. Tier I capital includes, with certain restrictions, the sum of common stockholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier II capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses.

         The following table summarizes the Company's Tier I and total capital ratios at June 30, 2000:


                                                                         Amount           Ratio
                                                                      --------------  ---------------
                                                                            (Dollars in thousands)
                Tier I capital                                            $ 149,021           16.36%
                Tier I capital minimum requirement                           36,441            4.00%
                                                                      --------------  ---------------
                Excess Tier I capital                                     $ 112,580           12.36%
                                                                       =============  ===============
                Total capital                                             $ 149,121           16.37%
                Total capital minimum requirement                            72,882            8.00%
                                                                      --------------  ---------------
                Excess Total capital                                      $  76,239            8.37%
                                                                       =============  ===============
                Risk adjusted assets, net of intangible assets            $ 911,023
                                                                       =============


         The following table summarizes the Bank's Tier I and total capital ratios at June 30, 2000:


                                                                         Amount           Ratio
                                                                      --------------  ---------------
                                                                            (Dollars in thousands)
                Tier I capital                                            $ 145,616           16.02%
                Tier I capital minimum requirement                           36,362            4.00%
                                                                      --------------  ---------------
                Excess Tier I capital                                     $ 109,254           12.02%
                                                                       =============  ===============
                Total capital                                             $ 145,716           16.03%
                Total capital minimum requirement                            72,723            8.00%
                                                                      --------------  ---------------
                Excess Total capital                                      $  72,993            8.03%
                                                                       =============  ===============
                Risk adjusted assets, net of intangible assets            $ 909,041
                                                                       =============


         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of the Company and the Bank be reduced by most intangible assets. The Company's Leverage Ratio at June 30, 2000 was 5.53%, which is in excess of regulatory requirements. The Bank's Leverage Ratio at June 30, 2000 was 5.41%, which is in excess of regulatory requirements.

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated:


                                               Six Months Ended June 30, 2000            Six Months Ended June 30, 1999
                                         -----------------------------------------   ---------------------------------------
                                            Average                      Average       Average                   Average
                                            Balance        Interest     Yield/Cost     Balance     Interest     Yield/Cost
                                         ---------------  ------------ -----------   -----------  -----------  -------------
                                                                         (Dollars in thousands)
INTEREST EARNING ASSETS
    Federal funds sold and securities
       purchased under resale
       agreements                         $    43,451     $     1,262         5.81% $   47,494    $     1,119        4.71%
    Investment securities(1)                2,333,914          75,687         6.49%  1,488,259         42,605        5.73%
    Loans(2)                                  124,662           2,812         4.51%     67,713          1,506        4.45%
                                          -----------     -----------    --------- -----------    -----------      ------
    Total interest earning assets           2,502,027     $    79,761         6.38%  1,603,466    $    45,230        5.64%
                                                          -----------    ---------                -----------      ------
    Allowance for loan losses                    (100)                                    (100)
    Non-interest-earning assets               142,507                                  130,050
                                          -----------                              -----------
    Total assets                          $ 2,644,434                              $ 1,733,416
                                          ===========                              ===========
INTEREST BEARING LIABILITIES
    Deposits:
       Demand                             $     5,139     $        51         1.98% $   59,589    $     1,348        4.52%
       Savings                              1,085,859          24,936         4.59%    807,269         17,314        4.29%
       Time                                    12,433             369         5.94%      2,766             65        4.70%
    Short term borrowings                   1,061,037          28,418         5.36%    510,257         10,722        4.20%
                                          -----------     -----------       ------ -----------    -----------      ------
    Total interest bearing liabilities      2,164,468     $    53,774         4.97%  1,379,881    $    29,449        4.27%
                                                          -----------       ------                -----------      ------
    Non-interest bearing liabilities
       Demand deposits                        175,365                                   97,759
       Savings                                 37,017                                   42,953
       Non-interest bearing time
         deposits                              65,000                                   65,000
       Other liabilities                       31,374                                   16,473
                                          -----------                              -----------
    Total liabilities                       2,473,224                                1,602,066
    Trust preferred stock                      24,224                                   24,195
    Equity                                    146,986                                  107,155
                                          -----------                              -----------
    Total liabilities and equity          $ 2,644,434                               $1,733,416
                                          ===========                              ===========
    Net interest income                                   $    25,987                             $    15,781
                                                          ===========                             ===========
    Net interest margin(3)                                                    2.08%                                  1.97%
                                                                            ======                                 ======
    Average interest rate spread(4)                                           1.41%                                  1.37%
                                                                            ======                                 ======
    Ratio of interest-earning assets to
       Interest-bearing liabilities                                         115.60%                                116.20%
                                                                          ========                                 ======


1) Average yield on available for sale securities is based on amortized cost.

2) Average yield on demand loans includes accrual and non-accrual loan balances.

3) Net interest income divided by total interest-earning assets.

4) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information required by this item is contained in the "Market Risk"
         section in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as part of this report.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In July 2000, two of the Company's Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. ("ITC") and Investors Fund Services (Ireland) Ltd. ("IFS"), received a plenary summons in the High Court, Dublin, Ireland, naming ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the "Fund"), a former client of ITC and IFS. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund's investment manager, Ernst & Young, the Fund's auditors, and Dresdner Bank - Kleinworth Benson (Suisse) S.A., a counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund, most of which was lost prior to the Fund's closing to subscriptions in June 1999.

         The summons states only that the Fund's claim is for unspecified damages arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Fund's claims have not yet been set forth in detail in any court filing delivered to ITC or IFS. The Company is investigating this matter, has notified its insurers and intends to defend itself vigorously. While, as stated above, the Fund's claims have not been set forth in detail, based on the Company's investigation through July 15, 2000, management of the Company does not expect this matter to have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Annual Meeting of Stockholders (the "Annual Meeting") was held on April 18, 2000.

b.       Not applicable.

c. A vote was proposed to (1) elect Frank B. Condon, Jr. and Robert B. Fraser, current directors of the Company, as Class II Directors of the Company to serve for a three year term; (2) approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 20 million shares to 40 million shares; (3) approve an amendment to the company's Certificate of Incorporation to decrease the number of affirmative votes necessary to increase the number of authorized shares of the Company's Common Stock from 75% of shares eligible to vote to a majority of shares eligible to vote; and (4) ratify the selection of Deloitte & Touche LLP as independent accountants for the Company for the fiscal year ending December 31, 2000.

         The voting results are as follows:


                                                      VOTES AGAINST      VOTES          BROKER        NON-
                     MATTER             VOTES FOR                       WITHHELD      ABSTAINED      VOTES
   (1)      Frank B. Condon, Jr.        24,214,492         N/A          774,640          N/A            -
            Robert B. Fraser            24,214,318         N/A          778,814          N/A            -

   (2)      Amendment to charter to                                                                     -
            increase authorized
            shares                      22,893,128       2,056,730        N/A             39,274

   (3)      Amendment to charter to
            decrease votes required
            to increase authorized
            shares                      22,784,242         228,504        N/A          1,976,386

   (3)      Deloitte & Touche           24,937,742          18,000        N/A             33,390        -


d.       Not applicable.

ITEM 5.  OTHER INFORMATION

         On May 15, 2000, the Board of Directors of Investors Financial Services Corp. (the "Corporation") declared a two-for-one stock split in the form of a 100% stock dividend (the "Stock Split") which was paid on June 15, 2000 to the Corporation's stockholders of record on May 31, 2000. As a result of the Stock Split, on June 15, 2000 the total number of outstanding shares of the Corporation's common stock increased by 100 percent.

         As a result of the Stock Split, the number of shares of the Corporation's common stock registered with the Securities and Exchange Commission on the Corporation's registration statement on Form S-3 (File No. 333-76885) was increased from 900,000 shares to 1,800,000 shares, all of which are being offered by Hazelnut Partners, L.P.

         Also as a result of the Stock Split, the number of shares of the Corporation's common stock registered with the Securities and Exchange Commission on the Corporation's registration statement on (i) Form S-8 (File No. 333-3440) was increased from 1,200,000 shares to 2,400,000 shares, of which 2,240,000 shares are being offered pursuant to the Corporation's Amended and Restated 1995 Stock Plan and 160,000 shares are being offered pursuant to the Corporation's 1995 Non-Employee Director Stock Option Plan; (ii) Form S-8 (File No. 333-43353) was increased from 400,000 shares to 800,000 shares, of which 240,000 shares are being offered pursuant to the Corporation's 1995 Non-Employee Director Stock Option Plan and 560,000 shares are being offered pursuant to the Corporation's 1997 Employee Stock Purchase Plan; and (iii) Form S-8 (File No. 333-79639) was increased from 1,200,000 shares to 2,400,000 shares, all of which are being offered pursuant to the Corporation's Amended and Restated 1995 Stock Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.
            Exhibit 27a.     Financial Data Schedule (Period ending June 30,
                             2000)
            Exhibit 27b. Restated Financial Data Schedule (Period ending June 30, 1999)

(B) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INVESTORS FINANCIAL SERVICES CORP.

Date:  August 14, 2000                  By:  /S/ KEVIN J. SHEEHAN
                                            -------------------------------
                                               Kevin J. Sheehan
                                               Chairman, President and Chief
                                               Executive Officer


                                        By:  /S/ KAREN C. KEENAN
                                               Karen C. Keenan
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)