Form 10-Q
period 2000-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 2000-11-13
CIK 949589

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _____ to _____

0-26996
(Commission File Number)

INVESTORS FINANCIAL SERVICES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3279817 (IRS Employer Identification No.)

200 Clarendon Street, P.O. Box 9130, Boston, MA (Address of principal executive offices)	02117-9130 (Zip Code)

(617) 330-6700
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             As of October 31, 2000 there were 29,864,867 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

SIGNATURES	33

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2000 (unaudited) and December 31, 1999
(Dollars in thousands)

	September 30, 2000	December 31, 1999

	(unaudited)
Assets
Cash and due from banks	$16,891	$37,624
Federal funds sold	90,000	150,000
Securities held to maturity (approximate fair value of $2,153,072 and $1,730,745 at September 30, 2000 and December 31, 1999, respectively)	2,184,980	1,763,355
Securities available for sale	642,930	375,610
Non-marketable equity securities	15,000	15,000
Loans, less allowance for loan losses of $100 at September 30, 2000 and December 31, 1999	110,064	109,292
Accrued interest and fees receivable	47,932	40,332
Equipment and leasehold improvements, less accumulated depreciation of $9,897 and $8,615 at September 30, 2000 and December 31, 1999, respectively	12,796	10,337
Goodwill, net	34,468	39,776
Other assets	15,721	11,754

Total Assets	$3,170,782	$2,553,080

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$243,246	$240,303
Savings	1,422,403	1,237,104
Time	75,000	75,000

Total deposits	1,740,649	1,552,407

Securities sold under repurchase agreements	1,143,491	819,034
Short-term borrowings	60,754	1,000
Other liabilities	36,919	19,583

Total liabilities	2,981,813	2,392,024

Commitments and contingencies	—	—

Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	24,239	24,218

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: 0 at September 30, 2000 and December 31, 1999)	—	—
Common stock, par value $0.01 (shares authorized: 40,000,000 at September 30, 2000 and 20,000,000 at December 31, 1999; issued and outstanding: 29,825,675 at September 30, 2000 and 14,610,154 at December 31, 1999)	298	146
Surplus	92,425	87,320
Deferred compensation	(306)	(689)
Retained earnings	76,232	53,542
Accumulated other comprehensive loss, net	(3,919)	(3,481)
Treasury stock, par value $0.01 (10,814 shares at September 30, 2000 and December 31, 1999)	—	—

Total stockholders’ equity	164,730	136,838

Total Liabilities and Stockholders’ Equity	$3,170,782	$2,553,080

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
Nine Months Ended September 30, 2000 and 1999
(Dollars in thousands, except per share data)

	September 30, 2000	September 30, 1999

Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$2,037	$1,273
Investment securities held to maturity and available for sale	120,878	69,871
Loans	4,400	2,460

Total interest income	127,315	73,604

Interest expense:
Deposits	40,885	29,283
Short-term borrowings	45,003	19,479

Total interest expense	85,888	48,762

Net interest income	41,427	24,842

Non-interest income:
Asset administration fees	119,206	97,404
Computer service fees	359	367
Other operating income	1,201	518

Net operating revenue	162,193	123,131
Operating Expenses:
Compensation and benefits	76,360	60,372
Technology and telecommunications	16,538	11,140
Occupancy	8,008	6,061
Transaction processing services	7,447	6,784
Depreciation and amortization	3,367	2,835
Travel and sales promotion	2,599	1,733
Professional fees	2,059	2,554
Amortization of goodwill	1,201	1,330
Insurance	598	572
Other operating expenses	6,637	5,126

Total operating expenses	124,814	98,507

Income Before Income Taxes and Minority Interest	37,379	24,624

Provision for income taxes	12,016	7,880
Minority interest expense, net of income taxes	1,191	1,245

Net Income	24,172	15,499

Other comprehensive income, net of tax benefit of ($205) and ($1,015), respectively:
Unrealized loss on securities:
Unrealized holding losses arising during the period	(438)	(1,803)

Other comprehensive loss	(438)	(1,803)

Comprehensive Income	$23,734	$13,696

Basic Earnings Per Share	$0.81	$0.54

Diluted Earnings Per Share	$0.78	$0.53

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
Quarter Ended September 30, 2000 and 1999
(Dollars in thousands, except per share data)

	September 30, 2000	September 30, 1999

Operating Revenue:
Interest income:
Federal funds sold	$775	$154
Investment securities held to maturity and available for sale	45,191	27,266
Loans	1,588	954

Total interest income	47,554	28,374
Interest expense:
Deposits	15,529	10,556
Short-term borrowings	16,585	8,757

Total interest expense	32,114	19,313

Net interest income	15,440	9,061
Non-interest income:
Asset administration fees	40,051	33,933
Computer service fees	120	121
Other operating income	637	250

Net operating revenue	56,248	43,365
Operating Expenses:
Compensation and benefits	25,949	21,519
Technology and telecommunications	6,383	3,714
Occupancy	2,901	2,022
Transaction processing services	2,434	2,491
Depreciation and amortization	1,177	985
Professional fees	493	863
Travel and sales promotion	1,079	649
Amortization of goodwill	375	443
Insurance	203	190
Other operating expenses	1,724	1,873

Total operating expenses	42,718	34,749

Income Before Income Taxes and Minority Interest	13,530	8,616

Provision for income taxes	4,348	2,597
Minority interest expense, net of income taxes	397	427

Net Income	8,785	5,592

Other comprehensive income, net of tax benefit of ($171) and ($1,092), respectively:
Unrealized loss on securities:
Unrealized holding losses arising during the period	(365)	(1,940)

Other comprehensive loss	(365)	(1,940)

Comprehensive Income	$8,420	$3,652

Basic Earnings Per Share	$0.29	$0.19

Diluted Earnings Per Share	$0.28	$0.19

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Nine Months Ended September 30, 2000
(Dollars in thousands)

	Common Stock	Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance, December 31, 1999	$146	$87,320	$(689)	$53,542	$(3,481)	$—	$136,838
Amortization of deferred compensation	—	—	383	—	—	—	383
Exercise of stock options	3	2,606	—	—	—	—	2,609
Tax benefit from exercise of options	—	2,499	—	—	—	—	2,499
Net income	—	—	—	24,172	—	—	24,172
Stock dividend, two-for-one split	149	—	—	(149)	—	—	—
Cash dividend, $0.015 per share	—	—	—	(1,333)	—	—	(1,333)
Change in accumulated other comprehensive loss, net	—	—	—	—	(438)	—	(438)

Balance, September 30, 2000	$298	$92,425	$(306)	$76,232	$(3,919)	$—	$164,730

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended September 30, 2000 and 1999
(Dollars in thousands)

	September 30, 2000	September 30, 1999

Cash Flows From Operating Activities:
Net income	$24,172	$15,499

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,568	4,165
Amortization of deferred compensation	383	383
Amortization of premiums on securities, net of accretion of discounts	2,795	4,719
Deferred income taxes	—	(1,014)
Changes in assets and liabilities:
Accrued interest and fees receivable	(7,600)	(8,686)
Other assets	2,845	482
Other liabilities	17,336	10,954

Total adjustments	20,327	11,003

Net cash provided by operating activities	44,499	26,502

Cash Flows From Investing Activities:
Proceeds from maturities of securities available for sale	59,406	68,747
Proceeds from maturities of securities held to maturity	174,873	268,198
Purchases of securities available for sale	(328,622)	(87,189)
Purchases of securities held to maturity	(598,041)	(874,196)
Purchases of non-marketable equity securities	—	(7,374)
Net decrease in federal funds sold	60,000	—
Net increase in loans	(772)	(73,614)
Purchases of equipment and leasehold improvements	(5,805)	(3,014)

Net cash used for investing activities	(638,961)	(708,442)

Cash Flows From Financing Activities:
Net increase in demand deposits	2,943	45,316
Net increase in time and savings deposits	185,299	254,463
Net increase in short-term borrowings	384,211	383,275
Proceeds from exercise of stock options	2,609	1,492
Proceeds from issuance of common stock	—	26,000
Cash dividends to shareholders	(1,333)	(851)

Net cash provided by financing activities	573,729	709,695

Net (Decrease) / Increase In Cash And Due From Banks	(20,733)	27,755

Cash and Due From Banks, Beginning of Period	37,624	18,775

Cash and Due From Banks, End of Period	$16,891	$46,530

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$83,315	$47,659

Cash paid for income taxes	$11,309	$5,943

See Notes To Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information Pertaining to the Nine Months and the Quarter Ended
September 30, 2000 and 1999 is Unaudited)

1.      Description of Business

             Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly owned subsidiaries, Investors Bank & Trust Company (the ‘Bank’) and Investors Capital Services, Inc. IFSC provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors (‘FRB’), the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation (‘FDIC’).

             As used herein, the defined term ‘the Company’ shall mean IFSC together with Investors Capital Services, Inc, and the Bank and its domestic and foreign subsidiaries.

             On October 1, 1998, the Bank acquired the domestic institutional trust and custody business (‘the Business’) of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention and business performance. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Bank acted as custodian and provided certain other services for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. In September 1999, the Bank received notification of BankBoston’s intent to terminate the outsourcing agreement. The termination, effective February 2000, had no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank received a termination fee of $7 million. In addition, in May 2000, the Bank received notification from the BankBoston sponsored 1784 Funds that the 1784 Funds intended to terminate their custody agreement with the Bank. Pursuant to the terms of the purchase agreement with BankBoston, the Bank received a termination fee of $4.3 million in connection with termination of the 1784 Funds custody agreement. Therefore, a net adjustment was made to decrease the purchase price by $6.4 million resulting from the above mentioned items. The Bank does not anticipate a material impact on net income due to the termination of the outsourcing agreement or the termination of the 1784 funds custody agreement. The Bank was informed by BankBoston that its decision to terminate both the outsourcing and the 1784 Funds custody agreement was not related in any way to the Company’s quality of service but was made as part of the integration process undertaken in connection with the BankBoston/Fleet merger.

             On March 26, 1999, the Company completed the issuance and sale of 1,800,000 shares of Common Stock at $14.50 per share in a private placement to one investor. The net capital raised in the private placement was used to support the Company’s balance sheet growth.

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

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company has appointed a team to implement SFAS 133 on a global basis. This team has been implementing a SFAS 133 compliant risk management information system, globally educating both financial and non-financial personnel, inventorying derivatives and addressing various other SFAS 133 related issues. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. The Company’s SFAS 133 team is currently determining the impact of SFAS 133 on the consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows.

2.      Interim Financial Statements

             The condensed consolidated interim financial statements of the Company and subsidiaries as of September 30, 2000 and 1999 and for the nine-month periods and three-month periods ended September 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction w ith the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

             All share numbers in this report have been restated, where applicable, to reflect the two-for-one stock split paid June 15, 2000.

             Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current periods’ presentation.

3.      Loans

             Loans consist of demand loans to custody clients of the Company, including individuals, and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. In addition, there have been no loan charge-offs or recoveries during the nine months ended September 30, 2000 and the year ended December 31, 1999. Loans are summarized as follows (Dollars in thousands):

	September 30, 2000	December 31, 1999

Loans to mutual funds	$77,596	$44,369
Loans to individuals	32,555	65,010
Loans to not-for-profit institutions	13	13

	110,164	109,392
Less allowance for loan losses	100	100

Total	$110,064	$109,292

             The Company had commitments to lend of approximately $208 million and $160 million at September 30, 2000 and December 31, 1999, respectively. The terms of these commitments are similar to the terms of outstanding loans.

4.      Goodwill

             Goodwill related to the Company’s acquisition of the BankBoston Business pursuant to a purchase and sale agreement dated July 17, 1998 is summarized as follows (Dollars in thousands):

	For the Nine Months Ended September 30, 2000	For the Year Ended December 31, 1999

Goodwill, beginning of period	$39,776	$43,860
Plus contingent payment	255	4,672
Less termination fees	(4,362)	(7,000)
Less accumulated amortization	(1,201)	(1,756)

Goodwill, end of period	$34,468	$39,776

             Under the terms of the purchase agreement with BankBoston, N.A., the Bank paid approximately $44 million, attributable to goodwill, to BankBoston as of the closing of the transaction on October 1, 1998 and paid an additional amount of approximately $4.9 million in February 2000 based upon client retention and business performance. In September 1999, the Bank received notification from BankBoston of its intent to terminate an outsourcing agreement, under which the Bank provided custody services to certain BankBoston asset management related businesses. In May 2000, the Bank received notification from the 1784 Funds that they intended to terminate the custody agreement between the Bank and the 1784 Funds. In connection with the termination of these agreements, the Bank received termination fees of $11.3 million. Therefore, the net effect of the additional payment and the termination fees was a decrease in t he purchase price of $6.4 million.

5.      Deposits

             Time deposits at September 30, 2000 and December 31, 1999 include non-interest bearing amounts of approximately $65 million at both dates.

             All time deposits had a minimum balance of $100,000 and a maturity of less than three months at September 30, 2000 and December 31, 1999.

6.      Short-Term Borrowings

             The components of short-term borrowings are as follows (Dollars in thousands):

	September 30, 2000	December 31, 1999

Federal funds purchased	$60,000	$—
Treasury, tax and loan account	754	1,000

Total	$60,754	$1,000

             The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (‘FHLBB’), which is utilized on an overnight basis to satisfy temporary funding requirements. There were no outstanding advances under this agreement at September 30, 2000 or December 31, 1999.

             The rate on the outstanding balance of federal funds purchased from other banks at September 30, 2000 was 6.69%.

             The Company receives federal tax deposits from clients as agent for the FRB and accumulates these deposits in the Treasury, tax and loan account. The FRB charges the Company interest at the Federal funds rate on such deposits. The interest rate on the outstanding balance was 6.40% at September 30, 2000 and 5.46% at December 31, 1999.

7.      Stockholders’ Equity

             As of September 30, 2000, the Company has authorized 1,000,000 shares of Preferred Stock and 40,000,000 shares of Common Stock, all with a par value of $0.01 per share.

             At the Annual Meeting of Shareholders of the Company held on April 18, 2000, Shareholders approved an increase in the number of authorized shares of Common Stock from 20,000,000 to 40,000,000. On May 2, 2000, the Company filed an amendment to its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 40,000,000. Such shares are available for general corporate purposes as determined by the Company’s Board of Directors.

             On May 15, 2000, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on May 31, 2000. The dividend was paid on June 15, 2000. A total of 14,858,146 shares of common stock were issued in connection with the split. On February 16, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on March 1, 1999. The dividend was paid on March 17, 1999. A total of 6,797,973 shares of common stock were issued in connection with the stock split. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. The stock splits did not cause any change in the $0.01 par value per share of the common stock or in total stockholders’ equity.

             The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

             Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 4,640,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock. Of the 4,640,000 shares of Common Stock authorized for issuance under the plan, 875,726 were available for grant at September 30, 2000.

             The terms of the Amended and Restated 1995 Non-Employee Director Stock Option Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Pursuant to the terms of the Plan, options to purchase 10,000 shares of Common Stock were awarded on November 8, 1995 to each director. Any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director’s original grant. Additionally, non-employee directors may elect to receive options to acquire shares of the Company’s Common Stock in lieu of such director’s cash retainer. Any election is subject to certain restrictions under the Amended a nd Restated 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model.

             The exercise price of options under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the incentive stock options under the Amended and Restated 1995 Stock Plan may not be less than the fair market value at the date of the grant. The exercise price of the non-qualified options under the Amended and Restated 1995 Stock Plan is determined by the compensation committee of the Board of Directors. All options become exercisable as specified by the Compensation Committee at the date of the grant.

             In November 1995, the Company granted 456,000 shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. These grants were subject to the Company’s right to repurchase the shares if the officers’ employment with the Company terminated. The Company’s right to repurchase the shares lapsed over a five-year period. On March 31, 1998, the Company repurchased 8,000 unvested shares for $0.08 million under the terms of the Amended and Restated 1995 Stock Plan. By November 2000, all remaining shares outstanding under these grants were vested.

             On May 29, 1998, the Company granted 40,000 shares of Common Stock to an officer of Investors Capital Services, Inc. This grant is subject to the Company’s right to repurchase the shares if the officer’s employment with the Company terminates. The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

             The Company has recorded deferred compensation of $0.3 million and $0.7 million at September 30, 2000 and December 31, 1999 respectively, related to the grants described in the previous two paragraphs.

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

             A summary of option activity under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 1999	2,960,334	$13
Granted	211,346	23
Exercised	(765,262)	8
Canceled	(53,850)	15

Outstanding at September 30, 2000	2,352,568	$15

Outstanding and exercisable at September 30, 2000	1,123,958

	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 1998	2,811,244	$9
Granted	213,710	15
Exercised	(578,940)	6
Canceled	(38,652)	10

Outstanding at September 30, 1999	2,407,362	$10

Outstanding and exercisable at September 30, 1999	1,358,434

             A summary of activity under the 1997 Employee Stock Purchase Plan is as follows (Number of shares):

	For the Nine Months Ended September 30, 2000	For the Year Ended December 31, 1999

Total shares available under the Plan, beginning of period	357,354	433,604
Issued at June 30	(34,466)	(42,494)
Issued at December 31	—	(33,756)

Total shares available under the Plan, end of period	322,888	357,354

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

             Earnings Per Share—Under SFAS No. 128, the Company is required to disclose a reconciliation of Basic EPS and Diluted EPS for the periods ended September 30, 2000 and 1999 as follows (Dollars in thousands, except share data):

	For the Nine Months Ended September 30,		For the Quarter Ended September 30,

	2000	1999	2000	1999

Income available to common stockholders	$24,172	$15,499	$8,785	$5,592

Basic average shares	29,653,926	28,440,272	29,759,258	29,115,256

Dilutive effect of stock options	1,476,430	1,055,710	1,666,503	1,113,802
Diluted average shares	31,130,356	29,495,982	31,425,761	30,229,058

Earnings per share
Basic	$0.81	$0.54	$0.29	$0.19

Diluted	$0.78	$0.53	$0.28	$0.19

8.      Off-Balance Sheet Financial Instruments

             Lines of Credit—At September 30, 2000, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $277 million, against which $69 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

             Interest-Rate Contracts—The contractual or notional amounts of swap agreements, which are derivative financial instruments, held by the Company at September 30, 2000 and 1999 were $630 million and $500 million, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation. The Company has never experienced terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During the first nine months of 2000, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 36 months. The weighted-average fixed-payment rate was 6.12% at September 30, 2000. Variable-interest payments received are indexed to the one month London Interbank Offering Rate and the overnight Federal Funds rate. At September 30, 2000, the weighted-average rate of variable market-indexed interest payment obligations to the Company was 6.58%. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair value was approximately $0.3 million at September 30, 2000.

9.      Commitments and Contingencies

             Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the FRB as of September 30, 2000 was $19.2 million. In addition, another cash balance in the amount of $2.7 million was pledged to secure clearings with a depository institution, Depository Trust Company, as of September 30, 2000.

             Lease Commitments— Minimum future commitments on non-cancelable operating leases at September 30, 2000 were as follows (Dollars in thousands):

Fiscal Year Ending	Bank Premises	Equipment

2000	$2,505	$435
2001	11,656	1,126
2002	11,656	554
2003	11,632	194
2004 and beyond	52,533	—

             Total rent expense was $10.8 million and $8.2 million for the nine months ended September 30, 2000 and 1999, respectively.

             On September 20, 1995, the Company entered into a five-year service agreement with Electronic Data Systems (‘EDS’) expiring on December 31, 2005. Under the terms of the agreement, the Company agreed to pay certain monthly service fees based on usage. Service expense under this contract was $3.2 million for the nine months ended September 30, 2000 and $2.7 million for the nine months ended September 30, 1999.

             Contingencies—The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at September 30, 2000 that are material to the consolidated financial position or results of operations of the Company.

10.      Regulatory Matters

             The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s and the Bank’s results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

             As of September 30, 2000, the most recent notification from the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category. The following table presents the capital ratios for the Company and the Bank as of September 30, 2000 and December 31, 1999 (Dollars in thousands):

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2000:
Total Capital (to Risk Weighted Assets—the Company)	$158,520	14.40%	$88,064	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$155,487	14.14%	$87,957	8.00%	$109,946	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$158,420	14.39%	$44,032	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$155,387	14.13%	$43,978	4.00%	$65,967	6.00%
Tier I Capital (to Average Assets—the Company)	$158,420	5.40%	$117,434	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$155,387	5.30%	$117,375	4.00%	$146,719	5.00%

As of December 31, 1999:
Total Capital (to Risk Weighted Assets—the Company)	$ 124,861	14.97%	$ 66,726	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$ 121,947	14.66%	$ 66,567	8.00%	$ 83,209	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$ 124,761	14.96%	$ 33,363	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$ 121,847	14.64%	$ 33,283	4.00%	$ 49,925	6.00%
Tier I Capital (to Average Assets—the Company)	$ 124,761	5.46%	$ 91,382	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$ 121,847	5.34%	$ 91,310	4.00%	$ 114,138	5.00%

             Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of ‘ net profits’ and to the extent that such payments will not impair the Bank’s capital stock and surplus account. Moreover, prior approval of the Commissioner of Banks of the Commonwealth of Massachusetts is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

11.      Segment Reporting

             The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the nine months and the quarter ended September 30, 2000 and 1999, and long-lived assets by geographic area as of September 30, 2000 and December 31, 1999 (Dollars in thousands):

	Net Operating Revenue				Long-Lived Assets

	For the Nine Months Ended September 30,		For the Quarter Ended September 30,		September 30,	December 31,

Geographic Information:	2000	1999	2000	1999	2000	1999

United States	$156,489	$117,681	$54,294	$41,412	$46,918	$49,625
Ireland	4,016	3,546	1,410	1,339	272	338
Canada	1,629	1,823	523	597	74	150
Cayman Islands	59	81	21	17	—	—

Total	$162,193	$123,131	$56,248	$43,365	$47,264	$50,113

             No one customer accounted for 10% of the Company’s consolidated net operating revenues for the nine months or the quarter ended September 30, 2000 and 1999.

             The following represents the Company’s asset administration fees component of operating revenue by service line for the nine months and the quarter ended September 30, 2000 and 1999 (Dollars in thousands):

	Asset Administration Fees

	For the Nine Months Ended September 30,		For the Quarter Ended September 30,

Service lines:	2000	1999	2000	1999

Custody, accounting, transfer agency, and administration	$94,208	$78,631	$32,187	$27,865
Cash management	8,423	8,618	2,638	2,510
Securities lending	7,783	5,156	2,391	1,716
Foreign exchange	7,600	3,806	2,440	1,398
Investment advisory	1,192	1,193	395	444

Total	$119,206	$97,404	$40,051	$33,933

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

             The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes, which are included elsewhere in this Report. The Company, through its wholly owned subsidiaries, Investors Bank & Trust Company and Investors Capital Services, Inc., provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. The Company provides financial asset administration services for net assets that totaled approximately $289 billion as of September 30, 2000, including approximately $18 billion of foreign assets.

             On October 1, 1998, the Bank acquired the domestic institutional trust and custody business (‘the Business’) of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention and business performance. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank and BankBoston also entered into an outsourcing agreement. Pursuant to the outsourcing agreement, the Bank acted as custodian and provided certain other services for three BankBoston asset management related businesses: domestic private banking, institutional asset management and international private banking. In September 1999, the Bank received notification of BankBoston’s intent to terminate the outsourcing agreement. The termination, effective February 2000, had no impact on the remaining business purchased from BankBoston. Pursuant to the terms of the outsourcing agreement, the Bank received a termination fee of $7 million. In addition, in May 2000, the Bank received notification from the BankBoston sponsored 1784 Funds that the 1784 Funds intended to terminate their custody agreement with the Bank. Pursuant to the terms of the purchase agreement with BankBoston, the Bank received a termination fee of $4.3 million in connection with termination of the 1784 Funds custody agreement. Therefore, a net adjustment was made to decrease the purchase price by $6.4 million, resulting from the above-mentioned items. The Bank does not anticipate a material impact on net income due to the termination of the outsourcing agreement or the termination of the 1784 Funds custod y agreement. The Bank was informed by BankBoston that its decision to terminate both the outsourcing and the 1784 Funds custody agreement was not related in any way to the Company’s quality of service but was made as part of the integration process undertaken in connection with the BankBoston/Fleet merger.

             On March 26, 1999, the Company completed the issuance and sale of 1,800,000 shares of Common Stock at $14.50 per share in a private placement to one investor. The net capital raised in the private placement was used to support the Company’s balance sheet growth.

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

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company has appointed a team to implement SFAS 133 on a global basis. This team has been implementing a SFAS 133 compliant risk management informatio n system, globally educating both financial and non-financial personnel, inventorying derivatives and addressing various other SFAS 133 related issues. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. The Company’s SFAS 133 team is currently determining the impact of SFAS 133 on the consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows.

Revenue and Income Overview

             The Company derives its revenues from financial asset administration services and private banking transactions. Although interest income and non-interest income are reported separately for financial statement presentation purposes, the Company’s clients view the pricing of the Company’s asset administration and banking service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from such relationship. Accordingly, management believes net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of the Company’s financial results. Net operating revenue increased 32% to $162 million in the first nine months of 2000 from $123  million in the first nine months of 1999.

             Non-interest income consists primarily of fees for financial asset administration and is principally derived from custody, multicurrency accounting, transfer agency and administration services for financial asset managers and the assets they control. The Company’s clients pay fees based on the volume of assets under custody, portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and performance measurement are needed. Asset-based fees are usually charged on a sliding scale and are subject to minimum fees. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, the Company’s fees may be a smaller percentage of those assets. Fees for individually managed accounts, such as custodial, trust and portfolio accounting services for individuals, investment advisors, private tr ustees, financial planners, other banks and fiduciaries, and other institutions are also included in non-interest income.

             Net interest income represents the difference between income generated from interest-earning assets and expense on interest-bearing liabilities. Interest-bearing liabilities are generated by the Company’s clients who, in the course of their financial asset management, generate cash balances, which they deposit on a short-term basis with the Company. The Company invests these cash balances and remits a portion of the earnings on these investments to its clients. The Company’s share of earnings from these investments is viewed as part of the total package of compensation paid to the Company from its clients for performing asset administration services.

Certain Factors That May Affect Future Results

             From time to time, information provided by the Company, statements made by its employees or information included in its filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called ‘forward-looking statements,’ which involve risks and uncertainties. Forward looking statements in this 10-Q include certain statements regarding liquidity, the effect of the termination of the BankBoston outsourcing agreement and the 1784 funds custody agreement, and the effect of certain interest rate movements on the Company’s net interest income. The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the factors discussed under “Market Risk: Overview”. Each of these factors, and o thers, are discussed from time to time in the Company’s filings with the SEC.

             The Company’s future results are subject to substantial risks and uncertainties. The Company’s liquidity is dependent, in part, upon the continued availability of current borrowing facilities, the loss of which may impair the Company’s access to liquid funds. Because certain fees charged by the Company for its services are based on the market values of assets processed, such fees and the Company’s quarterly and annual operating results are sensitive to changes in interest rates, declines in stock market values, and investors seeking alternatives to the investment offerings of the Company’s clients. Also, the Company’s interest-related services, along with the market value of the Company’s investments, may be adversely affected by rapid changes in interest rates or changes in the relationship between certain index rates. In addition, many of the Company’s client enga gements are, and in the future are likely to continue to be, terminable upon 60 days’ notice. Also, the outcome of any legal claims against the Company cannot be predicted with certainty and even if the Company is successful in defending or settling any claims, the existence of the claims may harm the Company’s reputation or ability to add new clients.

             The Company has been experiencing a period of rapid growth, which places a strain on all of its resources, including management. In addition, the Company must successfully integrate future acquisitions, if any, into the Company’s business. Also, the Company must continue to attract and retain skilled personnel in a tight labor market and expand office space commitments on favorable terms. If the Company fails to manage growth effectively, integrate acquisitions successfully, attract and retain skilled employees or expand office space commitments on favorable terms, it could reduce the quality of the Company’s services, lead to loss of key employees and clients, and have a material adverse effect on the Company’s operations.

             The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company’s intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the financial services industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

             The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: the timing of the commencement or termination of client engagements, the rate of net inflows and outflows of investor funds in the debt and equity-based investment vehicles offered by the Company’s clients, the introduction and market acceptance of new services by the Company and its competitors and changes or anticipated changes in economic conditions. Conversions of new client assets to the Company’s processing control may be impacted by the timing of client decisions and the willingness and ability of existing service providers to assist with the conversion. Because the Company’s operating expenses are relatively fixed, any unanticipated shortfall in revenues in a specified period may have an adverse impact on th e Company’s results of operations for that period. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

Statement of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 2000 and 1999

Non-interest Income

             Non-interest income increased $22.5 million to $120.8 million for the nine months ended September 30, 2000 from $98.3 million for the nine months ended September 30, 1999 and increased $6.5 million to $40.8 million for the quarter ended September 30, 2000 from $34.3 million for the quarter ended September 30, 1999. Non-interest income consists of the following items (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Quarter Ended September 30,

	2000	1999	Change	2000	1999	Change

Asset administration fees	$119,206	$97,404	22%	$40,051	$33,933	18%
Computer service fees	359	367	(2)%	120	121	(1)%
Other operating income	1,201	518	132%	637	250	155%

Total non-interest income	$120,766	$98,289	23%	$40,808	$34,304	19%

             Asset administration fees increased $21.8 million to $119.2 million for the nine months ended September 30, 2000 compared to $97.4 million for the same period in 1999. For the quarter ended September 30, 2000 asset administration fees increased $6.2 million to $40.1 million from $33.9 million for the quarter ended September 30, 1999. The largest component of asset administration fees is asset-based fees, which increased in both periods due to an increase in assets processed. Assets processed is the total dollar value of financial assets on the reported date for which the Company provides one or more of the following services: custody, multi-currency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services. Total assets processed increased to $289 billion at September 30, 2000 from $262 billion at S eptember 30, 1999. This increase represents net growth in assets processed of $67 billion between those dates, offset in part by the loss of $40 billion in assets processed due to the termination of the BankBoston outsourcing arrangement and BankBoston 1784 Funds custodian agreement discussed under

“Overview” above. Of the net increase in assets processed, approximately 71% reflect assets processed for new clients and the remainder reflects growth of assets processed for existing clients. Another significant portion of the increase in asset administration fees resulted from the Company’s success in marketing ancillary services, such as foreign exchange and securities lending services.

             Computer service fees consist of amounts charged by the Company for data processing services related to client accounts. Other operating income consists primarily of dividends received relating to the FHLBB stock investment. The increase in other operating income resulted from an increase in FHLBB stock dividend income due to an increase in the Company’s investment in FHLBB stock at September 30, 2000, compared to September 30, 1999. Also included in other operating income was $0.3 million of income from consulting services performed for a client during the quarter ended September 30, 2000.

Operating Expenses

             Total operating expenses increased by $26.3 million to $124.8 million for the nine months ended September 30, 2000 compared to $98.5 million for the same period in 1999. For the quarter ended September 30, 2000, operating expenses increased by $8.0 million to $42.7 million compared to $34.7 million for the same period in 1999. The components of operating expenses were as follows (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Quarter Ended September 30,

	2000	1999	Change	2000	1999	Change

Compensation and benefits	$76,360	$60,372	26%	$25,949	$21,519	21%
Technology and telecommunications	16,538	11,140	48	6,383	3,714	72
Occupancy	8,008	6,061	32	2,901	2,022	43
Transaction processing services	7,447	6,784	10	2,434	2,491	(2)
Depreciation and amortization	3,367	2,835	19	1,177	985	19
Travel and sales promotion	2,599	1,733	50	1,079	649	66
Professional fees	2,059	2,554	(19)	493	863	(43)
Amortization of goodwill	1,201	1,330	(10)	375	443	(15)
Insurance	598	572	5	203	190	7
Other operating expenses	6,637	5,126	29	1,724	1,873	(8)

Total operating expenses	$124,814	$98,507	27%	$42,718	$34,749	23%

             Compensation and benefits expense increased $16.0 million or 26% to $76.4 million for the nine months ended September 30, 2000 from $60.4 million for 1999, and increased $4.4 million or 21% to $25.9 million for the quarter ended September 30, 2000 from $21.5 million for the same period in 1999. The average number of employees increased 15% to 1,602 during the nine months ended September 30, 2000 from 1,391 during the same period in 1999. The average number of employees for the quarter ended September 30, 2000 increased 15% to 1,717 from 1,490 for the quarter ended September 30, 1999. The increases in employees accommodated the expansion of new and existing client relationships during both periods. In addition, compensation expense related to the Company’s management incentive plans increased $3.3 million for the nine-month period because of the increase in earnings subject to incentive payments. Bene fits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased by $1.1 million for the nine months ended September 30, 2000 from the same period in 1999 and increased by $0.3 million for the quarter ended September 30, 2000 from the third quarter in 1999. These increases were due principally to increased payroll taxes attributable to the increase in compensation expense.

             Technology and telecommunications expense consists of operating lease payments for microcomputers, fees charged by Electronic Data Systems (‘ EDS’) for mainframe data processing, telephone expense, software maintenance fees and licenses, optical imaging and contract programming fees. Technology and telecommunication fees increased $5.4 million to $16.5 million for the nine months ended September 30, 2000 from $11.1 million for the same period in 1999. For the quarter ended September 30, 2000, these expenses increased $2.7 million to $6.4 million from $3.7 million for the same quarter last year. The Company’s use of contract programmers to perform information systems development projects accounted for $2.4 million of the nine month period to period increase and $1.1 million of the quarter to quarter increase. Increased hardware leasing and software maintenance and licensing fees needed to support the growth in assets processed accounted for $1.5 million of the nine month period to period increase and $0.8 million of the quarter to quarter increase. Expenses related to network monitoring and help desk services, which commenced in 2000, along with mainframe data processing accounted for $0.5 million of both the year to date and quarter to quarter increase.

             Occupancy expense increased $1.9 million to $8.0 million for the nine months ended September 30, 2000 from $6.1 million for the nine months ended September 30, 1999 and increased $0.9 million to $2.9 million for the quarter ended September 30, 2000 from $2.0 million for the quarter ended September 30, 1999. These increases were primarily due to increased rent resulting from the expansion of office space in the Company’s Boston location at the higher current market rental rates.

             Transaction processing services expense consists of volume related expenses including subcustodian fees and external contract services. Transaction processing services expense increased $0.6 million to $7.4 million for the nine months ended September 30, 2000 from $6.8 million for the nine months ended September 30, 1999. This increase was due primarily to an increase in pricing services and subcustodian fees driven by the growth in assets processed.

             Depreciation and amortization expense increased $0.6 million to $3.4 million for the nine months ended September 30, 2000 from $2.8 million for 1999 and increased $0.2 million to $1.2 million for the quarter ended September 30, 2000 from $1.0 million in 1999. Increases in both periods resulted from capitalized software and capitalized expenditures associated with the expansion into additional office space.

             Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites and the Company’s foreign subsidiaries. Travel and sales promotion expense increased $0.9 million to $2.6 million for the nine months ended September 30, 2000 from $1.7 million for the nine months ended September 30, 1999 and increased $0.4 million to $1.1 million for the quarter ended September 30, 2000 from $0.7 million for the same quarter last year. Both increases are consistent with the increased level of business activity this year.

             Professional fees decreased by $0.5 million to $2.1 million for the nine months ended September 30, 2000 from $2.6 million for the nine months ended September 30, 1999 and decreased $0.4 million to $0.5 million for the quarter ended September 30, 2000 from $0.9 million for the same period in 1999. The decrease in professional fees relates primarily to nonrecurring consulting services during 1999 related to the integration of the BankBoston acquisition and tax planning.

             Other operating expenses include fees for recruiting costs, office supplies, temporary help and various fees assessed by the Massachusetts Commissioner of Banks. These expenses increased $1.5 million to $6.6 million for the nine months ended September 30, 2000 from $5.1 million for the nine months ended September 30, 1999. These expenses decreased $0.2 million to $1.7 million for the quarter ended September 30, 2000 from $1.9 million for the quarter ended September 30, 1999. The growth in assets processed contributed to the overall increase in other operating expenses for both periods. Recruiting costs decreased $0.3 million for the quarter to quarter comparison due to more efficient recruiting methods, offsetting the overall increases in other operating expenses.

Net Interest Income

             Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities or changes in interest rates compared to the same periods in 1999 (Dollars in thousands).

	For the Nine Months Ended September 30, 2000			For the Quarter Ended September 30, 2000

	Change Due to Volume	Change Due to Rate	Net	Change Due to Volume	Change Due to Rate	Net

Interest-earning assets:
Federal funds sold and other	$361	$403	$764	$555	$66	$621
Investment securities	40,140	10,867	51,007	13,285	4,641	17,926
Loans	1,677	263	1,940	347	287	634

Total interest-earning assets	$42,178	$11,533	$53,711	$14,187	$4,994	$19,181

Interest-bearing liabilities:
Deposits	$9,542	$2,060	$11,602	$3,485	$1,488	$4,973
Borrowings	19,431	6,093	25,524	5,175	2,653	7,828

Total interest-bearing liabilities	$28,973	$8,153	$37,126	$8,660	$4,141	$12,801

Change in net interest income	$13,205	$3,380	$16,585	$5,527	$853	$6,380

             Net interest income increased $16.6 million or 67% to $41.4 million for the nine months ended September 30, 2000 from $24.8 million for the same period in 1999. This increase resulted from an increase in interest income of $53.7 million net of an increase in interest expense of $37.1 million. Net interest income increased $6.4 million or 71% to $15.4 million for the quarter ended September 30, 2000 from $9.0 million for the same period in 1999. This increase resulted from an increase in interest income of $19.2 million net of an increase in interest expense of $12.8 million. The improvement in net interest income in both comparisons primarily reflects the positive effect of balance sheet growth driven by increased client deposits and borrowings. The net interest margin increased 20 basis points and 33 basis points to 2.12% and 1.92% for the nine-month and quarterly periods ended September 30, 2000, respectively, compared to last year.

             Average interest-earning assets, primarily investment securities, increased $889.5 million or 52% to $2.6 billion for the nine months ended September 30, 2000 from $1.7 billion for the nine months ended September 30, 1999 and increased $872.9 million or 45% to $2.8 billion for the quarter ended September 30, 2000 from $1.9 million for the quarter ended September 30, 1999. Funding for the asset growth for the nine months ended September 30, 2000 was provided by an increase in average short-term borrowings, primarily client repurchase agreements, of $493.7 million and an increase in average client deposits of $286.2 million. Funding for the asset growth for the quarter ended September 30, 2000 was provided by an increase in short-term borrowings, primarily client repurchase agreements, of $381.8 million and an increase in average client deposits of $287.1 million. The effect on net interest income from cha n ges in volume of interest-earning assets and interest-bearing liabilities was an increase of approximately $13.2 million for the nine months ended September 30, 2000 compared to the same period in 1999 and an increase of approximately $5.5 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999.

             Average yield on interest earning assets increased 80 basis points to 6.50% for the nine months ended September 30, 2000 from 5.70% for the same period in 1999 and increased 92 basis points to 6.73% for the quarter ended September 30, 2000 from 5.81% during the same period in 1999. The average rate paid by the Company on interest-bearing liabilities increased 75 basis points to 5.12% for the nine months ended September 30, 2000 from 4.37% for the year to date period ended September 30, 1999. The average rate paid increased 88 basis points to 5.41% for the quarter ended September 30, 2000 from 4.53% for the same period in 1999. The increase in rates over both periods reflects the current higher interest rate environment compared with 1999. The effect on net interest income due to changes in rates was an increase of approximately $3.4 million for the nine months ended September 30, 2000 and an increase of a pproximately $0.9 million for the quarter ended September 30, 2000.

Income Taxes

             Taxes for the nine months ended September 30, 2000 were $12.0 million, up from $7.9 million for the same period in 1999. The effective tax rate remained at 32% for both nine-month periods. Taxes for the quarter ended September 30, 2000 were $4.3 million, up from $2.6 million for the quarter ended September 30, 1999. The effective tax rate for the quarter ended September 30, 2000 was 32%, which compares to 30% for the quarter ended September 30, 1999. The quarter to quarter increase reflects a year to date adjustment recorded in the third quarter of 1999 related to the restructuring of corporate entities for state tax planning purposes.

Financial Condition

Investment Portfolio

             The following table summarizes the Company’s investment portfolio for the dates indicated (Dollars in thousands):

	September 30, 2000	December 31, 1999

Securities held to maturity:
Mortgage-backed securities	$1,824,653	$1,464,816
Federal agency securities	277,324	227,030
State and political subdivisions	75,418	63,871
Foreign government securities	7,585	7,638

Total securities held to maturity	$2,184,980	$1,763,355

Securities available for sale:
Mortgage-backed securities	$464,790	$239,132
Federal agency securities	52,992	52,310
Corporate debt	46,460	47,875
State and political subdivisions	78,688	36,293

Total securities available for sale	$642,930	$375,610

             The investment portfolio is used to invest depositors’ funds and provide a secondary source of earnings for the Company. In addition, the Company uses the investment portfolio to secure open positions at securities clearing institutions in connection with its custody services. The portfolio is comprised of securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association (‘FNMA’ or ‘Fannie Mae’) and the Federal Home Loan Mortgage Corporation (‘FHLMC’ or ‘Freddie Mac’), and Federal agency callable bonds issued by FHLMC and the Federal Home Loan Bank of Boston (‘FHLBB’), municipal securities, corporate debt securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

             The Company invests in mortgage-backed securities, Federal agency callable bonds and corporate debt to increase the total return of the investment portfolio. Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk. Credit risk results from the possibility that a loss may occur if a counterparty is unable to meet the terms of the contract. Prepayment risk results from the possibility that changes in interest rates may cause mortgage securities to be paid off prior to their maturity dates. Federal agency callable bonds generally have a higher yield than U.S. Treasury securities due to credit and call risk. Credit risk results from the possibility that the Federal agency issuing the bonds may be unable to meet the terms of the bond. Call risk results from the possibility that fluctuating interest rates and other factors may result in the exerci se of the call option by the Federal agency. Credit risk related to mortgage-backed securities and Federal agency callable bonds is substantially reduced by payment guarantees and credit enhancements.

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

             The book value and weighted average yield of the Company’s securities held to maturity at September 30, 2000, by effective maturity, are reflected in the following table (Dollars in thousands):

	Years

	Under 1		1 to 5		5 to 10		Over 10

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-backed securities	$13,512	6.01%	$1,036,706	6.92%	$566,983	7.21%	$207,451	7.31%
Federal agency securities	—	—	101,516	7.11	175,809	7.41	—	—
State and political subdivisions	—	—	—	—	3,939	5.62	71,479	5.42
Foreign government securities	—	—	7,585	6.84	—	—	—	—

Total securities held to maturity	$13,512	6.01%	$1,145,807	6.93%	$746,731	7.25%	$278,930	6.83%

             The book value and weighted average yield of the Company’s securities available for sale at September 30, 2000 by effective maturity, are reflected in the following table:

	Years

	Under 1		1 to 5		5 to 10		Over 10

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-backed securities	$—	—	$424,381	7.08%	$33,269	7.77%	$7,140	7.70%
Federal agency securities	—	—	52,992	5.96	—	—	—	—
Corporate debt	—	—	24,228	4.31	49,574	5.02	1,079	5.10
State and political subdivisions	3,807	4.18%	—	—	—	—	46,460	5.64

Total securities available for sale	$3,807	4.18%	$501,601	6.82%	$82,843	6.13%	$54,679	5.90%

Loan Portfolio

             The following table summarizes the Company’s loan portfolio for the dates indicated (Dollars in thousands):

	September 30,	December 31,
	2000	1999

Loans to mutual funds	$77,596	$44,369
Loans to individuals	32,555	65,010
Loans to not-for-profit organizations	13	13

	110,164	109,392
Less: allowance for loan losses	(100)	(100)

Net loans	$110,064	$109,292

Floating Rate	$110,151	$109,379
Fixed Rate	13	13

	$110,164	$109,392

             Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by the Company for the borrower. The unsecured lines of credit may, in the event of a default, be collateralized at the Company’s option by securities held in custody by the Company for those mutual funds. Loans to mutual funds also include advances by the Company to certain mutual fund clients pursuant to the terms of the custody agreements between the Company and those clients.

             At September 30, 2000, the Company’s only lending concentrations which exceeded 10% of total loans were the revolving lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

             The Company’s credit loss experience has been excellent. There have been no loan charge-offs or adverse credit actions in the history of the Company. It is the Company’s policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest. At September 30, 2000, there were no loans on non-accrual, greater than 90 days past due or troubled debt restructurings. Although virtually all of the Company’s loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at September 30, 2000. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively mo nitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Market Risk: Overview

             The active management of market risk is integral to the Company’s operations. The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines.

             The Company administers and oversees the investment risk management process primarily through two oversight bodies: The Board of Directors and the Asset and Liability Committee (‘ALCO’). The Company’s Board of Directors reviews, on a quarterly basis, the Company’s asset/liability position, including simulations of the effect on the Company’s capital of various interest rate scenarios. ALCO is a senior management committee consisting of the Chief Executive Officer, the Chief Financial Officer, the Executive Vice President and members of the Treasury function and others who are responsible for the day-to-day management of market risk. ALCO meets on a bi-weekly basis to provide detailed oversight of investment risk, including market risk.

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

             In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company recognizes that effective management of interest rate risk includes an understanding of when adverse changes in interest rates will flow through the statement of income and comprehensive income. Accordingly, the Company will manage its position so that it monitors its exposure to net interest income over both a one year planning horizon and a longer term strategic horizon. In order to manage this interest rate risk, the Company has established that it will follow a policy limit stating that projected net interest income over the next 12 mo nths will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over 12 months.

             The Bank’s primary tool in managing interest rate risk in this manner is an income simulation model wherein the Company projects the future net interest income derived from the most current projected balance sheet using a variety of interest rates scenarios. The model seeks to adjust for cash flow changes arising from the changing interest rates for mortgage prepayments, callable securities and adjustable rate securities. The Company also utilizes interest rate swap agreements to manage interest rate risk. Interest rate swap contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities.

             The results of the sensitivity analysis as of September 30, 2000 and September 30, 1999, indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 9.12% and 8.18%, respectively, versus the policy limit of 10%. Conversely, a downward shift of 200 basis points would result in an increase in projected net interest income of 7.07% and 6.36%, respectively.

             Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes requires the making of certain assumptions that may tend to oversimplify the manner in which actual yield and costs respond to changes in market interest rates. Assumptions are the underlying factors that drive the interest rate risk measurement system which include interest rate forecasts, client liability funding, mortgage prepayment assumptions and portfolio yields. The model assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the mo del provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors, quarterly.

Market Risk: Re-pricing Risk

             The Company, like all financial intermediaries, is subject to several types of interest rate risk. Rapid changes in interest rates could adversely affect the profitability of the Company by causing changes in the market value of the Company’s assets and its net interest income. Re-pricing risk arises when an earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest bearing liability. By seeking to minimize the difference between the amount of interest earning assets and the amount of interest bearing liabilities that could experience changes in interest rates in the same time frame, the Company attempts to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. The Company does not attempt to match each earning asset with a specific interest bearing liability. Instead, as shown in the table below, it aggregates all of its earning assets and interest bearing liabilities to determine the difference between these in specific time frames. This difference is known as the rate-sensitivity gap. A positive gap indicates that more earning assets than interest bearing liabilities mature in a time frame, and a negative gap indicates the opposite. Maintaining a balanced position will reduce risk associated with interest rate changes, but it will not guarantee a stable interest rate spread because the various rates within a time frame may change by differing amounts and change in different directions.

             The Company seeks to manage interest rate risk by investment portfolio actions designed to address the interest rate sensitivity of asset cash flows in relation to liability cash flows. Portfolio actions used to manage interest rate risk include managing the effective duration of the portfolio securities and utilizing interest rate contracts. Interest rate contracts are used to hedge against large rate swings and changes in the shape of the yield curve. The Company uses interest rate swap contracts to hedge against rising interest rates and changes in the shape of the yield curve. The Company’s current strategy is to use such contracts to offset increases in interest expense related to customer deposits and other client funding sources including repurchase agreements.

             Interest rate contracts involve elements of credit and market risk, which are not reflected in the Company’s consolidated financial statements. Such instruments are entered into for hedging (as opposed to investment or speculative) purposes. The Company periodically monitors the financial stability of its counterparties according to prudent investment guidelines and established procedures. There can be no assurance that such portfolio actions will adequately limit interest rate risk.

             The following table presents the re-pricing schedule for the Company’s interest earning assets and interest bearing liabilities at September 30, 2000 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest-earning assets (1):
Federal funds sold	$90,000	$—	$—	$—	$—	$90,000
Investment securities (2)	1,369,260	333,526	360,331	451,760	313,033	2,827,910
Loans—variable rate	—	—	—	13	—	13
Loans—fixed rate	110,051	—	—	—	—	110,051

Total interest-earning assets	$1,569,311	$333,526	$360,331	$451,773	$313,033	$3,027,974
Interest-bearing liabilities:
Demand deposit accounts	$2,400	$—	$—	$—	$—	$2,400
Savings accounts	1,373,303	—	—	—	—	1,373,303
Time deposit accounts	10,000	—	—	—	—	10,000
Interest rate contracts	(570,000)	60,000	130,000	380,000	—	—
Short term borrowings	1,204,245	—	—	—	—	1,204,245

Total interest-bearing liabilities	$2,019,948	$60,000	$130,000	$380,000	$—	$2,589,948

Net interest sensitivity gap during the period	$(450,637)	$273,526	$230,331	$71,773	$313,303	$438,026

Cumulative gap	$(450,637)	$(177,111)	$53,220	$124,993	$438,026

Interest sensitive assets as a percent of interest sensitive liabilities (cumulative)	77.69%	91.48%	102.41%	104.83%	116.91%

Interest sensitive assets as a percent of total assets (cumulative)	49.49%	60.01%	71.38%	85.62%	95.50%

Net interest sensitivity gap as a percent of total assets	(14.21)%	8.63%	7.26%	2.26%	9.87%

Cumulative gap as a percent of total assets	(14.21)%	(5.59)%	1.68%	3.94%	13.81%

______________

     (1)   Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid.

     (2)   Mortgage-backed securities are included in the pricing category that corresponds with their effective maturity.

Market Risk:   Basis Risk

             The Company is also exposed to basis risk from interest rate movements which arise when variable rate assets and liabilities are tied to different market indices. The Company holds investment securities that are indexed to U.S. Treasury rates, LIBOR and to the Prime rate, while its liabilities are primarily indexed to the Federal Funds overnight rate. The Company constantly analyzes and modifies its simulation assumptions to incorporate projections of all relevant rate indices.

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

             The Company’s primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, fees collected from asset administration clients, and the capital raised from the sale of the Capital Securities. Asset liquidity is also provided by managing the duration of the investment portfolio. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Company maintains overall liquidity sufficient to meet its depositors’ needs, to satisfy its operating requirements and to fund the payment of an anticipated annual cash dividend of approximately $0.06 per share.

             The Company’s ability to pay dividends on the Common Stock may depend on the receipt of dividends from Investors Bank & Trust Company. In addition, the Company may not pay dividends on its Common Stock if it is in default under certain agreements entered into in connection with the sale of the Capital Securities. Any dividend payments by the Investors Bank & Trust Company are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. Subject to regulatory requirements, the Company expects to pay an annual dividend to its stockholders, currently estimated to be in an amount equal to $0.06 per share of outstanding Common Stock (approximately $1.8 million based upon 29,825,675 shares outstanding as of September 30, 2000).

             The Company has informal borrowing arrangements with various counterparties whereby each counterparty has agreed to make funds available to the Company at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of September 30, 2000 was $525 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide requested funding to the Company. The Company’s borrowings under these arrangements are typically on an overnight basis. The Company believes that if these banks were unable to provide funding as described above, a satisfactory alternative source of funding would be available to the Company. The Company cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on the operations of the Company.

             The Company also has Master Repurchase Agreements in place with various counterparties whereby each broker has agreed to make funds available to the Company at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at September 30, 2000 was $2 billion.

             The Company also has a borrowing arrangement with the FHLBB whereby the Company may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock held by the Company. The minimum amount of FHLBB stock held by the Company is required to (i) 1% of its outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, (iii) total advances from the FHLBB, divided by a leverage factor of 20. The aggregate amount of borrowing available to the Company under this arrangement at September 30, 2000 was $862 million.

             The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $44.5 million for the nine months ended September 30, 2000. Net cash used for investing activities, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities and decrease in federal funds sold was $639 million for the nine months ended September 30, 2000. Net cash provided by financing activities, consisting primarily of net activity in deposits and short-term borrowings, was $574 million for the nine months ended September 30, 2000.

Capital Resources

             Historically, the Company has financed its operations principally through internally generated cash flows. The Company incurs capital expenditures for furniture, fixtures and miscellaneous equipment needs. The Company leases microcomputers through operating leases. Such capital expenditures have been incurred and such leases entered into on an as-required basis, primarily to meet the growing operating needs of the Company. As a result, the Company’s capital expenditures were $5.8 million and $3 million for the nine months ended September 30, 2000 and 1999, respectively.

             Stockholders’ equity at September 30, 2000 was $164.7 million, an increase of $27.9 million or 20%, from $136.8 million at December 31, 1999. The ratio of stockholders’ equity to assets decreased to 5.20% at September 30, 2000 from 5.36% at December 31, 1999.

             The Federal Reserve Board (‘FRB’) has adopted a system using internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of banks and bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally upon the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a ‘risk-weighted’ asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight.

             FRB and Federal Deposit Insurance Corporation (‘FDIC’) guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off balance sheet items of 8.0%. Total capital is defined as the sum of ‘Tier I’ and ‘Tier II’ capital elements, with at least half of the total capital required to be Tier I. Tier I capital includes, with certain restrictions, the sum of common stockholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier II capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and gene ral allowances for loan losses.

             The following table summarizes the Company’s Tier I and total capital ratios at September 30, 2000 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$158,420	14.39%
Tier I capital minimum requirement	44,032	4.00%

Excess Tier I capital	$114,388	10.39%

Total capital	$158,520	14.40%
Total capital minimum requirement	88,064	8.00%

Excess total capital	$70,456	6.40%

Risk adjusted assets, net of intangible assets	$1,100,795

             The following table summarizes the Bank’s Tier I and total capital ratios at September 30, 2000 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$155,387	14.13%
Tier I capital minimum requirement	43,978	4.00%

Excess Tier I capital	$111,409	10.13%

Total capital	$155,487	14.14%
Total capital minimum requirement	87,957	8.00%

Excess total capital	$63,530	6.14%

Risk adjusted assets, net of intangible assets	$1,099,457

             In addition to the risk-based capital guidelines, the FRB and the FDIC use a “Leverage Ratio” as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company’s Tier I capital divided by its adjusted total average assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of the Company and the Bank be reduced by most intangible assets. The Company’s Leverage Ratio at September 30, 2000 was 5.40%, which is in excess of regulatory requirements. The Bank’s Leverage Ratio at September 30, 2000 was 5.30%, which is in excess of regulatory requirements.

             The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Nine Months Ended September 30, 2000			Nine Months Ended September 30, 1999

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest earning assets:
Federal funds sold and other	$44,591	$2,037	6.09%	$35,661	$1,273	4.76%
Investment securities (1)	2,442,909	120,878	6.60%	1,609,894	69,871	5.79%
Loans (2)	123,231	4,400	4.76%	75,674	2,460	4.33%

Total interest earning assets	2,610,731	$127,315	6.50%	1,721,229	$73,604	5.70%

Allowance for loan losses	(100)			(100)
Non-interest-earning assets	143,049			131,874

Total assets	$2,753,680			$1,853,003

Interest bearing liabilities:
Deposits:
Demand	$4,664	$70	2.00%	$42,185	$1,144	3.62%
Savings	1,130,979	40,271	4.75%	844,809	27,814	4.39%
Time	11,830	544	6.13%	8,859	325	4.89%
Short term borrowings	1,087,027	45,003	5.52%	593,292	19,479	4.38%

Total interest bearing liabilities	2,234,500	85,888	5.12%	1,489,145	48,762	4.37%

Non-interest bearing liabilities
Demand deposits	185,096			103,001
Savings	53,333			39,420
Non-interest bearing time deposits	69,434			65,000
Other liabilities	35,708			18,129

Total liabilities	2,578,071			1,714,695
Trust preferred stock	24,227			24,199
Equity	151,382			114,109

Total liabilities and equity	$2,753,680			$1,853,003

Net interest income		$41,427			$24,842

Net interest margin (3)			2.12%			1.92%

Average interest rate spread (4)			1.38%			1.33%

Ratio of interest-earning assets to interest-bearing liabilities			116.84%			115.59%

______________

     (1)   Average yield on available for sale securities is based on amortized cost.

     (2)   Average yield on demand loans includes accrual and non-accrual loan balances.

     (3)   Net interest income divided by total interest-earning assets.

     (4)   Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

             The information required by this item is contained in the “Market Risk” section in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as part of this report.

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

   As set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2000, the Board of Directors of the Company adopted on August 15, 2000 an amendment to that certain rights agreement, dated as of September 25, 1995, by and between the Company and First Chicago Trust Company of New York, as amended by that certain amendment No. 1 thereto, dated as of June 17, 1998 (as amended, the “Rights Agreement”), which increased the Initial Exercise Price for each right to acquire 1/100 of a share of Preferred Stock from $75.00 to $540.00

All capitalized terms used in this Item 2 shall have the meanings ascribed to them in the Rights Agreement.

Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits.

               Exhibit 27a. Financial Data Schedule (Period ending September 30, 2000)

               Exhibit 27b. Restated Financial Data Schedule (Period ending September 30, 1999)

             (b) Reports on Form 8-K. On September 25, 2000, the Company filed a current report on Form 8-K regarding an amendment to the Company’s Rights Plan. The Company filed no other reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.
Date: November 13, 2000	By:	/s/ Kevin J. Sheehan

Kevin J. Sheehan Chairman, President and Chief Executive Officer

By:	/s/ Karen C. Keenan

Karen C. Keenan Chief Financial Officer (Principal Financial and Accounting Officer)