Form 10-K405
period 2000-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2001-01-30
CIK 949589

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   (Mark One)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 937-6700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                 SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       The aggregate market value of Common Stock held by non-affiliates of the registrant was $2,115,204,681 based on the last reported sale price of $75.375 on The Nasdaq National Market on January 26, 2001 as reported by Nasdaq.

       As of January 26, 2001, there were 30,058,890 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such Proxy Statement are incorporated by reference in Part III.

================================================================================

ITEM 1.  BUSINESS.

GENERAL

       UNLESS OTHERWISE INDICATED OR UNLESS THE CONTEXT REQUIRES OTHERWISE, ALL REFERENCES IN THIS REPORT TO "INVESTORS FINANCIAL," "WE," "US," "OUR," OR SIMILAR REFERENCES MEAN INVESTORS FINANCIAL SERVICES CORP., TOGETHER WITH OUR SUBSIDIARIES. "INVESTORS BANK" OR THE "BANK" WILL BE USED TO MEAN OUR SUBSIDIARY, INVESTORS BANK & TRUST COMPANY, ALONE.

       Investors Financial Services Corp. is a bank holding company. We were organized as a Delaware corporation in 1995. Through our subsidiaries, we provide asset servicing for the financial services industry. We provide services from offices in Boston, New York, Toronto, Dublin and the Cayman Islands.

       Our primary operating subsidiary is Investors Bank & Trust Company(R) which was founded in 1969 as a banking subsidiary of Eaton Vance Corp. Eaton Vance is an investment management firm. In 1995, we reorganized as a bank holding company, were spun-off to the stockholders of Eaton Vance and completed our initial public offering.

       We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies. We think of these services in two categories: core services and value-added services. Our core services include global custody and multicurrency accounting. Our value-added services include mutual fund administration, securities lending, foreign exchange and cash management. At December 31, 2000, we provided services for approximately $303 billion in net assets, including approximately $18 billion of foreign assets.

INDUSTRY OVERVIEW

       Asset managers invest and manage the financial assets entrusted to them. They do so using a broad range of financial products, including mutual funds, unit investment trusts, separate accounts, variable annuities and other products that pool together money from many investors. Asset servicing companies like ours perform various services for asset managers and the pooled financial products they sponsor.

       SUSTAINED FINANCIAL ASSET GROWTH. Growth in financial assets under management has been strong over the past ten years. Factors driving this growth are an aging population, the privatization of retirement systems and the increased popularity of pooled investment products, including mutual funds. These trends are expected to continue. The total amount of U.S. financial assets held in mutual funds, life insurance companies, private pension funds and bank personal trust accounts grew to $15.4 trillion at December 31, 1999 from $4.5 trillion in 1989, a compounded annual growth rate of 13%. Mutual funds, a primary market for our services, hold a large portion of the money invested in pooled investment vehicles. The U.S. mutual fund market has grown at a compounded annual growth rate of more than 19% since 1989, and held over $6 trillion in assets at December 31, 1999. The following table presents U.S. financial assets, including mutual funds, at December 31, 1999 and December 31, 1989 (Dollars in billions):

                                                                                                        COMPOUND
                                                                                                         ANNUAL
                                                     DECEMBER 31, 1999       DECEMBER 31, 1989        GROWTH RATE
                                                     -----------------       -----------------        -----------
           U.S. FINANCIAL ASSETS
           Mutual Funds                                        $6,299.70               $1,066.80               19.43%
           Life Insurance Companies                             3,067.90                1,245.50                9.43
           Private Pension Funds                                4,959.30                1,634.30               11.74
           Bank Personal Trusts and Estates                     1,092.30                  515.10                7.81
                                                      ------------------     -------------------

              Total                                           $15,419.20               $4,461.70               13.20%
                                                      ==================     ===================

SOURCE: FEDERAL RESERVE BANK

       CONSOLIDATION AND OUTSOURCING TRENDS. Another important factor affecting the industry is the consolidation in the number of asset servicing providers. During the past ten years, a number of small and mid-size asset servicers consolidated with larger service providers or divested their asset servicing operations to focus their resources on core businesses. Since the early 1990's, more than 25 service providers have consolidated their operations with other companies. This ongoing consolidation has concentrated the industry around a smaller number of providers and presents us with increasing opportunities for growth.

       Asset servicing is viewed differently by asset management organizations depending on their operational philosophy. The majority of asset managers hire third parties to provide custody services. Some use more than one custodian to foster cost reduction through competition. Large asset managers may have enough assets to justify the cost of providing in-house facilities to handle accounting, administration and transfer agency services. Smaller asset managers generally hire third parties to provide accounting, administration and transfer agency services in addition to custody. Keeping abreast of developments like Internet data delivery, Y2K, the Euro, decimalization of stock prices and compressed settlement cycles has forced significant increases in technology spending across the financial services industry. We believe that this increase in spending requirements has accelerated the pace at which asset managers outsource back office operations to asset servicers.

       TECHNOLOGY. Information technology is a driving force in the financial services industry. Asset managers are able to create innovative investment products using technological tools including:

       - Access to data from world markets as a result of more powerful and affordable information processing power.

       - The ability to send and receive large volumes of information almost instantly through widely dispersed communication networks.

       - Timely on-line access to electronic information on security positions, prices and price shifts that facilitates on-line currency trading, indexing of assets, real time arbitrage, and hedging through the use of derivative securities.

       Asset servicers use technology as a competitive tool to deliver precise and functional information to asset managers. Technology also allows asset servicers to offer more value-added services such as performance measurement. Examples of analytical tools used in performance measurement include reports showing time-weighted return, performance by sector, and time-weighted return by sector.

       COMPLEX INVESTMENT PRODUCTS. Asset managers create different investment structures in an effort to capture efficiencies of larger pools of assets. One innovative example of this is the master-feeder structure. In the master-feeder structure, one or more investment vehicles (the "feeder funds") with identical investment objectives pool their assets in the common portfolio of a separate investment vehicle (the "master fund"). This structure permits each of the feeder funds to be sold to a separate target market or through a different distribution channel. The feeder fund, if it were a stand-alone fund, might not be large enough to support its operating costs. The feeder funds benefit from economies of scale available to the larger pool of assets invested in the master fund.

       In addition, a growing number of mutual funds have been structured as multi-tiered funds or as multi-manager funds in order to address the differing requirements and preferences of potential investors. Multi-tiered arrangements allow an investment company to sell interests in a single investment portfolio to separate classes of stockholders. In this environment, investors have the option of purchasing multi-tiered fund shares with the sales load structure that best meets their short-term and long-term investment strategy. Multi-manager funds have two or more investment managers, who may have different investing styles, managing the assets of one fund. Multi-manager funds allow an investor to invest along multiple style lines with a single investment.

       Another innovation in the mutual fund industry is the advent of exchange traded funds, or ETFs. ETFs are securities that replicate an index and are traded on a national securities exchange, usually the American Stock Exchange. Unlike investing in a conventional index mutual fund, investing in an ETF allows investors to buy and sell shares throughout the trading day at market prices. ETFs also offer potential tax efficiencies. According to an industry source, assets invested in

ETFs are expected to grow at a 30% to 50% average annual rate over the next five years, reaching between $200 billion and $500 billion.

       Asset managers have also expanded their reach in the global marketplace to capitalize on cross-border and multi-national marketing opportunities. This creates demand for asset servicing around the world and particular demand for value added services like foreign exchange.

OUR STRATEGY

       We believe that asset servicing companies operate most efficiently when bundling core services such as custody and accounting with value-added services such as securities lending and foreign exchange. We also believe that efficient integration of these services is critical to both service quality and profitability.

       MAINTAIN TECHNOLOGICAL EXPERTISE. One of our core strategies is to maintain our technological expertise. The asset servicing industry requires the technological capability to support a wide range of global security types, currencies, and complex portfolio structures. Asset servicers must also maintain the telecommunications flexibility to support the diversity of global communications standards. Technological change creates opportunities for product differentiation and cost reduction.

       Our Fund Accounting and Custody Tracking System, or FACTS, is a single integrated technology platform that combines our products into one solution for customers and can accommodate rapid growth. FACTS provides the following functions in a single information system:

       -    Custody

       -    Securities movement and control

       -    Portfolio accounting

       -    Multicurrency general ledger accounting

       -    Pricing

       -    Net asset value calculation

       -    Multi-tier and multi-manager processing

       -    ETF processing

       By consolidating these functions, we have eliminated redundancy in data capture and reduced the opportunity for clerical error.

       The consolidation of functions available through FACTS allows us to assign a dedicated client team to provide a full suite of services to each account. We believe that this approach helps us to provide high quality service and to maintain better overall relationships with our clients.

       The FACTS architecture also enables us to modify the system quickly. Swift modifications result in increased processing quality, efficiency, and an increased ability to implement service innovations for our clients. We believe that the integrated nature of FACTS provides us with a competitive advantage by allowing us to respond quickly to the continuously changing technological demands of the financial services industry. The separate systems used for different tasks by many other asset servicing providers may not provide the same advantages.

       We outsource our mainframe processing and network monitoring to Electronic Data Systems so that we can focus our resources on software and internal systems development. This arrangement also allows us to minimize our capital investment in large-scale computer hardware. It also gives us access to state-of-the-art mainframe technology, virtually unlimited capacity and disaster recovery services and assures greater predictability of our processing expenses.

       MAINTAIN EXPERTISE IN COMPLEX PRODUCTS. Another of our core strategies is to maintain our strength in the rapidly growing area of complex investment products. We have developed expertise in servicing master-feeder and multi-managed funds, limited partnerships and, most recently, ETFs. We also have expertise in servicing the more complicated fund of funds and offshore fund structures. Because the design of FACTS allows us to effect modifications or enhancements quickly, we are able to respond rapidly to the systems requirements of complex structures.

       - We were recently chosen to be the service provider for the Barclays Global Investors iShares, a family of exchange traded funds, launched in May 2000, that held approximately $6 billion in assets as of December 31, 2000.

       - We service over $31 billion of assets managed by The Common Fund for Nonprofit Organizations, which uses a multi-manager structure. The CommonFund's structure includes 83 managers covering 21 funds.

       - We also service the Eaton Vance Tax Managed Funds, a five tier structure composed of twenty registered investment companies, registered partnerships, private partnerships, limited liability companies and other pooled entities.

       DELIVER SUPERIOR SERVICE. We strive to deliver superior and innovative client service. We believe service quality in client relationships is the key to maintaining and expanding existing business as well as attracting new clients. The consolidation of functions available through FACTS allows us to take an integrated approach to servicing. We believe this approach is different from that employed by many of our competitors. We dedicate a single operations team to handle all work for a particular account or fund. In addition, each client is assigned a client manager, independent of the operations team, to anticipate the client's needs, to coordinate service delivery, and to provide consulting support.

       CROSS-SELL SERVICES. We believe that our strong client relationships create continuing opportunities to cross-sell value-added services to broaden our customer relationships. Many of our clients have multiple pools of assets that they manage. Once a mutual fund complex becomes a client, we believe that complex is more likely to select us to service more funds, provide additional services, or both. For example, a mutual fund company may manage two or more families of mutual funds or an insurance company may manage a family of mutual funds and a series of variable annuities. If we are engaged to provide services for only some of the pools of assets managed by our clients, we strive to expand the relationship to include more asset pools by providing superior quality client service. Also, some of our clients engage us to provide the core services of global custody and multicurrency accounting, but do not use value-added services like foreign exchange or cash management. We target expanding these relationships by increasing the number of services provided for each client.

SERVICE OFFERINGS

       We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies. We think of these services in two groupings: core services and value-added services. The core asset services we provide to our clients are global custody and multicurrency accounting. Value-added services we provide to clients, based upon their individual needs, include:

       -    Mutual fund administration

       -    Securities lending

       -    Foreign exchange

       -    Cash management

       -    Performance management

       -    Institutional transfer agency

       Our value-added services help support clients in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. We strive to maximize the use of our value-added services and increase the size of our client base.

       Fees charged for core services vary from client to client based on the volume of assets under custody, the number of securities held and portfolio transactions. Generally, fees are billed to the client monthly in arrears and, upon their approval, charged directly to their account. Fees charged for core services reflect the price-sensitivity of the market for such services. Fees charged for value-added services reflect a more favorable pricing environment for us and we can increase activity in these areas without a proportionate increase in personnel or other resources.

       The following is a description of the various services we offer:

CORE SERVICES

       GLOBAL CUSTODY. Global custody entails overseeing the safekeeping of securities for clients and settlement of portfolio transactions. Our domestic net assets under custody have grown from $22 billion at October 31, 1990 to $285 billion at December 31, 2000. At December 31, 2000, our foreign net assets under custody totaled approximately $18 billion.

       In order to service our clients worldwide, we established a network of global subcustodians in 93 markets. Since we do not have our own branches in these countries, we are able to operate in the foreign custody arena with minimal fixed costs, while our clients benefit from the ability to use a single custodian, Investors Bank, for all of their international investment needs.

       MULTICURRENCY ACCOUNTING. Multicurrency accounting entails the daily recordkeeping for each account or investment vehicle, including the calculation of net asset value per share. In addition to providing these services to domestic-based accounts and investment vehicles, we also provide offshore fund accounting. We view the offshore market as a significant business opportunity and will continue to invest in expansion to support client demand.

VALUE-ADDED SERVICES

       MUTUAL FUND ADMINISTRATION. Mutual fund administration services include management reporting, regulatory reporting, tax and accounting, and partnership administration. In addition to these ongoing services, we also provide mutual fund start-up consulting services, which typically includes assistance with product definition, service provider selection, and fund structuring and registration. We have worked with a number of investment advisors to assist them in the development of new mutual funds and other pooled investment vehicles.

       SECURITIES LENDING. Securities lending involves the lending of clients' securities to brokers and other institutions for a fee. Receipt of securities lending fees improves a client's return on the underlying securities. We act as agent for our clients for both international and domestic securities lending services. We retain as compensation a portion of the lending fee due to the client as owner of the borrowed securities.

       FOREIGN EXCHANGE. We provide foreign exchange services to facilitate settlement of international securities transactions for U.S. dollar denominated mutual funds and other accounts and to convert income payments denominated in a non-U.S. currency to U.S. dollars. By using us, rather than a third party foreign exchange bank to perform these functions, clients reduce the amount of time spent coordinating currency delivery and monitoring delivery failures and claims.

       CASH MANAGEMENT. We provide a number of investment options for cash balances held by our clients. Typically, we have a standing arrangement to sweep client balances into one or more investments, including deposit accounts, short term funds and repurchase agreements. This allows our clients to conveniently maximize their earnings on idle cash balances.

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

       INSTITUTIONAL TRANSFER AGENCY. Transfer agency encompasses shareholder recordkeeping and communications. We provide these services only to institutional clients with smaller numbers of outstanding shareholders or omnibus positions of retail shareholders.

       INVESTMENT ADVISORY SERVICES. The Bank acts as investment adviser to the Merrimac Master Portfolio, an open-end management investment company registered under the Investment Company Act of 1940. The portfolio currently consists of a series of four master funds in a master-feeder structure. The Merrimac Cash Portfolio and the Merrimac U.S. Government Portfolio are sub-advised by Allmerica Asset Management, Inc. The Merrimac Treasury Portfolio and the Merrimac Treasury Plus Portfolio are sub-advised by M&I Investment Management Corp. At December 31, 2000, the total net assets of the portfolio approximated $1.9 billion. The portfolio's master funds serve as investment vehicles for five domestic feeder funds and one offshore feeder fund, which we have created and whose shares are sold to institutional investors.

       LINES OF CREDIT. We offer credit lines to our clients for the purpose of leveraging portfolios and covering overnight cash shortfalls. We do not conduct consumer-banking operations. At December 31, 2000, we had gross loans outstanding to clients of approximately $129 million, which represented approximately 3% of our total assets. The interest rates charged on the Bank's loans are indexed to either the prime rate or the rate paid on 90-day Treasury bills. We have never had a loan loss. Other than a loan made to a non-profit association for purposes of the Community Reinvestment Act, all loans are secured, or may be secured, by marketable securities and are due on demand.

SALES, MARKETING AND CLIENT SUPPORT

       We employ a direct sales staff that targets potential market opportunities, including investment management companies, insurance companies, banks and investment advisors. Sales personnel are primarily based at our headquarters in Boston, and are given geographic area sales responsibility. We also have one sales person located in Dublin who is responsible for international markets. Included in the sales staff are individuals who are dedicated to marketing services to institutional accounts. Senior managers from all functional areas are directly involved in obtaining new clients, frequently working as a team with a sales professional.

       In order to service existing clients, client management staff based in our Boston, New York and Dublin offices provide client support. Each client is assigned a client manager responsible for the client's overall satisfaction. The client manager is usually a senior professional with extensive industry experience and works with the client on designing new products and specific systems requirements, providing consulting support, anticipating the client's needs and coordinating service delivery.

SIGNIFICANT CLIENTS

       No single client of ours represented more than 10% of net operating revenues for the years ended December 31, 2000, 1999 and 1998.

SOFTWARE SYSTEMS AND DATA CENTER

       Our business requires that we provide daily and periodic reports of asset accounting and performance, and to provide measurement and analytical data to asset managers on-line on a real time basis. To help us meet these requirements, our asset servicing operations are supported by sophisticated computer technology. We receive vast amounts of information across a worldwide computer network. That information covers a wide range of global security types and complex portfolio structures in various currencies. The information must be processed and then used for system-wide updating and reporting.

       Our proprietary system, FACTS, is multi-tiered. That means that it uses personal computers linked to mainframe processing by means of local and wide area networks. This configuration combines the best features of each platform. FACTS uses the power and capacity of the mainframe, the data distribution capabilities of the network and the independence of personal computers. The fully functional microcomputer component of FACTS works independently of the mainframe throughout the processing cycle. This minimizes the amount of system-wide delay inherent in data processing. The FACTS configuration also allows for fully distributed processing capabilities within multiple geographic locations in an effective and efficient manner.

       The integrated nature of the FACTS architecture allows us to effect modifications and enhancements quickly. Swift modifications and enhancements result in increased processing quality and efficiency for our clients. They also help us implement service innovations for our clients. This integrated architecture helps differentiate us from our competitors. Technological enhancements and upgrades are an ongoing part of asset servicing. Continuous enhancements and upgrades are necessary for asset administrators to remain competitive and to create information delivery mechanisms that add value to the information available as part of clearing and settling transactions. We have met and continue to meet these needs through standardized data extracts and automated interfaces developed over the past several years.

       These abilities help us add value to the custody and fund accounting information. We have developed a comprehensive suite of standardized data extracts and reports and created automated interfaces that allow our clients to access the full range of custody and fund accounting data. We have also developed interfaces that allow our clients to connect electronically with our host computer and access data collected from clearance and settlement transactions in multiple currencies. Through these information-sharing tools, we are better equipped to expand our custody and accounting services with foreign exchange services and asset and transaction reporting and monitoring services. Electronic linkages also position us to respond quickly to client requests.

       We use the Internet as a means to communicate with clients and external parties. Through the implementation of our strategic Internet plan, our goal is to position ourselves to take advantage of Internet technologies while providing secure value-added services to our clients over the Internet. We utilize a secure extranet environment that provides the authentication, access controls, intrusion detection, encryption and firewalls needed to assure the protection of client information assets. Internet-based applications provide our clients with secure access to their data over the Internet as well as additional flexible ad-hoc data query and reporting tools.

       Our mainframe processing is provided by Electronic Data Systems, or EDS, located in Plano, Texas. By outsourcing mainframe processing, we focus our resources on systems development and minimize our capital investment in large-scale computer equipment. EDS offers us state-of-the-art computer products and services to which we could not otherwise afford access, while removing the risk of product obsolescence. Due to its diverse customer base, EDS can invest in the latest computer technology and spread the related costs over multiple users. We also receive the benefit of the continuing investment by EDS in its computer hardware.

       Our current agreement with EDS obligates EDS to provide us with comprehensive data processing services and obligates us to utilize EDS' services for substantially all of our data processing requirements. We are billed monthly for these services on an as-used basis in accordance with a predetermined pricing schedule for specific products and services. EDS began providing services for us in December 1990. Our current agreement with EDS is scheduled to expire on December 31, 2005. EDS also provides us with mainframe disaster recovery services.

       We maintain a comprehensive disaster recovery plan. The plan identifies teams to manage disaster situations and re-establish a functioning operational environment. The plan provides for us to be able to relocate employees and resume operations quickly, if necessary.

       The securities industry is moving to a Trade Date +1 (T+1) settlement cycle where all trades will be settled on the next business day. We have begun making systems infrastructure and functional modifications required to provide straight-through-processing capabilities in a T+1 environment. A comprehensive development and implementation plan is in place to assure that all industry imposed deadlines are met. We believe that we can accomplish the transition to the T+1 environment without adversely affecting our financial results, operations or the services we provide to our clients.

COMPETITION

       We operate in a highly competitive environment in all areas of our business. Many of our competitors, including State Street Bank and Trust Company, The Chase Manhattan Bank and The Bank of New York, possess substantially greater financial and marketing resources than we do and process a greater amount of financial assets. Moreover, under the Gramm-Leach-Bliley Act of 1999, securities firms, insurance companies and other financial services providers may now elect to become financial holding companies. Financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which we conduct business. Competitive factors include technological advancement and flexibility, breadth of services provided and quality of service. We believe that we compete favorably in these categories.

       Competition in the asset servicing industry has compressed both pricing and margins of core services like global custody services and trustee services. Partially offsetting this trend is the development of new services that have higher margins. Our continuous investment in technology has permitted us to offer value-added services to clients, such as mutual fund administration, securities lending and foreign exchange, at competitive prices on a global basis. Technological evolution and service innovation have enabled us to generate additional revenue to offset price pressure in maturing service lines.

       We believe that our size and responsiveness to client needs provide the asset management industry with an asset servicing alternative to superregional and money center banks and other administration providers. While consolidation within the industry may adversely affect our ability to retain clients that have been acquired, consolidation also creates opportunity for us as prospective clients review their relationships with existing service providers. In addition, consolidation among large financial institutions may enable us to acquire, at a reasonable price, asset servicing businesses that do not fit within the core focus of these new, consolidated financial institutions.

INTELLECTUAL PROPERTY

       Our success is dependent upon our software development methodology and other intellectual property rights that we have developed and own, including FACTS. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties to protect our proprietary technology, all of which offer only limited protection. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use. Furthermore, our intellectual property rights may be invalidated or our competitors may develop similar technology independently. In addition, effective copyright, trademark and other trade protection may not be available in certain international markets that we service.

EMPLOYEES

       On December 31, 2000, we had 1,779 employees. We maintain a five-week professional development program for entry level staff. Successful completion of the program is required of most newly hired employees. This training program is supplemented by ongoing education on systems and technological developments and innovations, the industry and our client base.

       None of our employees is covered by collective bargaining agreements, and we believe our relations with our employees are good.

REGULATION AND SUPERVISION

       In addition to the generally applicable state and federal laws governing businesses and employers, we are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of stockholders of a bank or its parent company. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

INVESTORS FINANCIAL

       GENERAL. As a bank holding company, Investors Financial is subject to regulation and supervision by the Federal Reserve Board (the "FRB") and by the Massachusetts Commissioner of Banks (the "Commissioner"). We are required to file annually a report of our operations with, and are subject to examination by, the FRB and the Commissioner. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil monetary penalties against companies or individuals who violate the Bank Holding Company Act of 1956, as amended, (the "BHCA") or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

       BHCA - ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally authorizes bank holding companies to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

       Provided that a bank holding company does not become a "financial holding company" under the Gramm-Leach-Bliley Act (as discussed below), the BHCA also prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices.

       The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act:
Section 20, which restricted the affiliation of banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a bank and any company or person "primarily engaged" in specified securities activities. Moreover, the general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system, such as us, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the Gramm-Leach-Bliley Act permits bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities than the companies described above that are not so treated.

       Generally, the Gramm-Leach-Bliley Act and its implementing regulations:

       - repeal historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

       - permit investment in non-financial enterprises, subject to significant operational, holding period and other restrictions;

       - provide a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

       - broaden the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

       - require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and consumers of their financial products or services, and permits retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing certain nonpublic personal information pertaining to them by opting out of such sharing;

       - establish guidelines for safeguarding the security, confidentiality and integrity of customer information;

       - adopt a number of provisions related to the capitalization, membership, corporate goverance, and other measures designed to modernize the Federal Home Loan Bank system;

       - modify the laws governing the implementation of the Community Reinvestment Act of 1977; and

       - address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

       In order to become a financial holding company and engage in the new activities, a bank holding company must meet certain tests and file an election form with the FRB, which generally is acted on within thirty days. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized (as discussed below under "Investors Bank") and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated `satisfactory' or better in its most recent federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. We have no present intention to become a financial holding company.

       CAPITAL REQUIREMENTS. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

       In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the "Leverage Ratio") of 3.0%. Total average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. Because we anticipate significant future growth, we will be required to maintain Leverage Ratios of at least 4.0% to 5.0% or more.

       We currently are in compliance with both the Risk Based Capital Ratio and the Leverage Ratio requirements. At December 31, 2000, we had a Tier I Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to 13.38% and 13.39%, respectively and a Leverage Ratio equal to 5.16%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines, including changes (such as those relating to lending to registered broker-dealers) that are of particular relevance to banks, such as the Bank, that engage in significant securities activities.

       LIMITATIONS ON ACQUISITIONS OF COMMON STOCK. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company, such as us, with a class of securities registered under Section 12 of the Securities

Exchange Act of 1934, as amended (the "Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control.

       In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or such lesser percentage of our outstanding common stock as the FRB deems to constitute control over us.

       MASSACHUSETTS LAW. Massachusetts law generally defines a bank holding company as a company which owns or controls two or more banks. Although we own or control only one bank, Investors Financial is deemed a bank holding company for purposes of Massachusetts law due to the manner in which it acquired the Bank. Accordingly, we have registered with the Commissioner and are obligated to make reports to the Commissioner. Further, as a Massachusetts bank holding company, Investors Financial may not acquire all or substantially all of the stock or assets of a banking institution or merge or consolidate with another bank holding company without the prior consent of the Massachusetts Board of Bank Incorporation (the "BBI"). As a condition of such consent, the BBI must receive notice from the Massachusetts Housing Partnership Fund (the "Fund") that arrangements satisfactory to the Fund have been made by us to make 0.9% of our assets available for financing, down payment assistance, share loans, closing costs and other costs related to programs promoted by the Fund, including those related to creating affordable rental housing, limited equity cooperatives, and tenant management programs. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which bank holding companies or their nonbank subsidiaries engage.

INVESTORS BANK

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

       Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be:

       - "well capitalized" if it has Total Risk Based Capital Ratio of 10.0% or more, has a Tier I Risk Based Capital Ratio of 6.0% or more, has a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive;

       - "adequately capitalized" if it has a total Risk Based Capital Ratio of 8.0% or more, a Tier I Risk Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"

       - "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier I Risk Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances),

       - "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier I Risk Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and

       - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

       At December 31, 2000, the Bank was deemed to be a well capitalized institution for the above purposes. Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As is discussed above, the Bank would be required to remain a well-capitalized institution at all times if we elected to be treated as a financial holding company.

       BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a well capitalized institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized institution may not (w) accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited and (iii) an undercapitalized institution may not (x) accept, renew or roll over any brokered deposits or (z) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. Recent changes in federal law enable banks to avoid having to register as deposit brokers with the FDIC. Currently, the Bank is deemed to be a well capitalized insured depository institution for purposes of the restriction on the use of brokered deposits by such institutions. The Bank historically has not relied upon brokered deposits as a source of funding and, at December 31, 2000, the Bank did not have any brokered deposits.

       TRANSACTIONS WITH AFFILIATES. The FDIA restricts the range of permissible transactions between a bank and an affiliated company. The Bank is subject to certain restrictions on loans to us, on investment in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of us. Investors Bank also is subject to certain restrictions on most types of transactions with us, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with non-affiliates.

       ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 to ease the ability of state banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities.

       Further, the Gramm-Leach-Bliley Act, which includes new sections of the National Bank Act and the Federal Deposit Insurance Act governing the establishment and operation of financial subsidiaries, permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC recently issued final rules governing the establishment of financial subsidiaries by insured state nonmember banks. The final rules restate the FDIC's position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, will continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities will not be deemed a financial subsidiary.

       COMMUNITY REINVESTMENT ACT. The Federal Community Reinvestment Act ("CRA") requires the FDIC and the Commissioner to evaluate the Bank's performance in helping to meet the credit needs of the community. The Bank has been designated as a "wholesale institution" for CRA purposes by the Commissioner and has been designated as a "special purpose" institution by the FDIC. The wholesale institution designation reflects the nature of our business as other than a retail financial institution and proscribes CRA review criteria applicable to the Bank's particular type of business. As a part of the CRA program, the Bank is subject to periodic examinations by the Commissioner, and maintains comprehensive records of its CRA activities for this purpose. Management believes the Bank is currently in compliance with all CRA requirements. Because the Bank is deemed a special purpose institution by the FDIC, it is exempt from CRA review by the FDIC.

       MASSACHUSETTS LAW - DIVIDENDS. Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of "net profits" and to the extent that such payments will not impair the Bank's capital stock and surplus account. Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends may restrict Investors Financial's ability to pay dividends to our stockholders.

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

       TRANSFER AGENCY. In order to serve as transfer agent to our clients that execute transactions in publicly traded securities, we must register with the SEC as a transfer agent under the Exchange Act. As a registered transfer agent, we are subject to certain reporting and recordkeeping requirements. Currently, management believes we are in compliance with these registration, reporting and recordkeeping requirements.

       REGULATION OF INVESTMENT COMPANIES. Certain of our mutual fund and unit investment trust clients are regulated as "investment companies" as that term is defined under the Investment Company Act of 1940, as amended (the "ICA"), and are subject to examination and reporting requirements applicable to the services we provide.

       The provisions of the ICA and the regulations promulgated thereunder prescribe the type of institution which may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. Because we serve as custodian for a number of our investment company clients, these regulations require, among other things, that we maintain certain minimum aggregate capital, surplus, and undivided profits. Additionally, arrangements between us and clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. Future legislative and regulatory changes in the existing laws and regulations governing custody of investment company assets, particularly with respect to custodian qualifications, may have a material and adverse impact on us. Currently, management believes we are in compliance with all minimum capital and securities depository requirements. Further, we are not aware of any proposed or pending regulatory developments, which, if approved, would adversely affect the ability of us to act as custodian to an investment company.

       Investment companies are also subject to extensive recordkeeping and reporting requirements. These requirements dictate the type, volume and duration of the record keeping we undertake, either in our role as custodian for an investment company or as a provider of administrative services to an investment company. Further, we must follow specific ICA guidelines when calculating the net asset value of a client mutual fund. Consequently, changes in the statutes or regulations governing recordkeeping and reporting or valuation calculations will affect the manner in which we conduct our operations.

       New legislation or regulatory requirements could have a significant impact on the information reporting requirements applicable to our clients and may in the short term adversely affect our ability to service those clients at a reasonable cost. Any failure by us to provide such support could cause the loss of customers and have a material adverse effect on our financial results. Additionally, legislation or regulations may be proposed or enacted to regulate us in a manner which may adversely affect our financial results.

       OTHER SECURITIES LAWS ISSUES. The Gramm-Leach-Bliley Act also amended the federal securities laws to, effective May 2001, eliminate the blanket exceptions that banks traditionally have had from the definition of broker dealer and investment adviser. Accordingly, banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker-dealer and/or investment adviser, as appropriate, and became subject to SEC jurisdiction. For example, banks acting as investment advisors to registered mutual funds, such as the Bank, will not be exempt, nor likely will banks that engage in third party non-custodial securities lending arrangements. We currently intend to register a division of the Bank as an investment adviser with the SEC.

ITEM 2.  PROPERTIES.

       The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2000:

LOCATION                                          FUNCTION                                    SQ. FT.     EXPIRATION DATE
--------                                          --------                                    -------     ---------------
200 Clarendon St., Boston, MA                     Principal Executive Offices and             289,286     2007 (Phase I and II)
                                                  Operations Center                                       2010-2011 (remaining)
100 Huntington Avenue, Boston, MA                 Operations Center                            62,840     2007
1 Exeter Plaza, Boston, MA                        Training Center                              11,375     2001
600 Fifth Avenue, New York, NY                    Operations Center                             7,751     2005
1 First Canadian Place, Toronto                   Offshore Processing Center                   17,790     2001
Earlsfort Terrace, Dublin                         Offshore Processing Center                   10,635     2002

See Note 15 of the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

       On January 16, 2001 a complaint naming us and numerous other parties, including Barclays Global Investors, State Street Bank and Merrill Lynch, as defendants in a patent infringement action was filed in the United States District Court for the Northern District of Illinois Eastern Division. In a letter dated January 18, 2001, the plaintiff, Mopex, Inc., indicated its desire to license the patent in issue "at a favorable royalty rate prior to substantial involvement with the Court." This letter alleges that the patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds. The complaint seeks injunctive relief, recovery of reasonable attorney fees, unspecified damages, including interest and costs, and requests that those damages be trebled.

       While we do not offer or sell the securities discussed in the complaint, we provide certain custody, accounting or other administrative services for the Barclays iShares family of exchange traded funds. Barclays is one of the defendants named in the complaint. Under our service agreements with Barclays, Barclays has agreed to indemnify us against certain claims and losses arising from our relationship. As we are in the preliminary stages of assessing the allegations in the complaint, we cannot be sure that we will prevail in the defense of this claim or that indemnification will be available to us under our agreements with Barclays. Any patent litigation would be costly and could divert the attention of management. If we were found to infringe the patent, we would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent. We cannot be sure that we will be able to obtain a license on a timely basis or on reasonable terms, if at all. As a result, any determination of infringement could have a material adverse effect upon our business, financial condition and results of operations.

       In July 2000, two of our Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. (ITC) and Investors Fund Services (Ireland) Ltd. (IFS), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the "Fund"), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund's investment manager, Ernst & Young, the Fund's auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund's closing to subscriptions in June 1999.

       In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. We continue to investigate this matter. We have notified our insurers and intend to defend ourselves vigorously. Based on our investigation through December 31, 2000, our management does not expect this matter to have a material adverse effect on our results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of our security holders during the quarter ended December 31, 2000.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY AND POLICY

       Our common stock is quoted on the Nasdaq National Market under the symbol "IFIN". The following table sets forth, for the calendar periods indicated, the high and low sale prices for the common stock as reported by Nasdaq and dividends per share paid on the common stock.

                                                                               HIGH       LOW         DIVIDEND
                                                                               ----       ---         --------
2000
First quarter...........................................................      $32.75     $18.06       $0.0150
Second quarter..........................................................       45.75      29.00        0.0150
Third quarter...........................................................       68.13      35.50        0.0150
Fourth quarter .........................................................       96.00      51.56        0.0150
1999
First quarter...........................................................       16.50      13.38        0.0100
Second quarter..........................................................       20.28      14.50        0.0100
Third quarter...........................................................       22.50      16.00        0.0100
Fourth quarter..........................................................       24.72      15.63        0.0100
1998
First quarter...........................................................       14.00      10.25        0.0075
Second quarter..........................................................       14.89      12.38        0.0075
Third quarter...........................................................       17.09      10.09        0.0075
Fourth quarter..........................................................       16.25       7.88        0.0075

       As of January 26, 2001, there were approximately 880 stockholders of record.

       We currently intend to retain the majority of future earnings to fund the development and growth of our business. Our ability to pay dividends on the common stock may depend on the receipt of dividends from Investors Bank. In addition, we may not pay dividends on our common stock if we are in default under certain agreements that we entered into in connection with the sale of the 9.77% Capital Securities by Investors Capital Trust I. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." Any dividend payments by Investors Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. See "Business -Regulation and Supervision." Subject to regulatory requirements, we expect to pay an annual dividend to our stockholders, currently estimated to be in an amount equal to $.08 per share of outstanding common stock (approximately $2.4 million based upon 29,912,711 shares outstanding as of December 31, 2000). We expect to declare and pay such dividend ratably on a quarterly basis.

ITEM 6.  SELECTED FINANCIAL DATA.

       The following table contains our consolidated financial and statistical information, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes to Consolidated Financial Statements, and other financial information appearing elsewhere in this Annual Report. Information reported for years prior to 1998 have been restated for the acquisition of AMT Capital Services, Inc., which was accounted for as a pooling-of-interests. This restated information was first filed with the Securities and Exchange Commission ("SEC") on August 18, 1998 (Dollars in thousands, except per share and employee data).

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                           2000          1999          1998           1997          1996
                                       ------------- ------------- -------------- ------------- -------------
STATEMENT OF INCOME DATA:
Net interest income                         $58,818       $35,773        $26,694       $26,173       $17,944
Non-interest income                         162,041       133,761         98,856        82,638        59,187
                                      -------------- ------------- -------------- ------------- -------------

Net operating revenues                      220,859       169,534        125,550       108,811        77,131
Operating expenses                          169,040       135,815         99,584        87,362        64,613
                                      -------------- ------------- -------------- ------------- -------------
Income before income taxes and
minority interest                            51,819        33,719         25,966        21,449        12,518
Income taxes                                 16,655        10,790          9,348         7,382         4,852
Minority interest expense                     1,588         1,661          1,563         1,437            --
                                      -------------- ------------- -------------- ------------- -------------
Net income                                  $33,576       $21,268        $15,055       $12,630        $7,666
                                      ============== ============= ============== ============= =============
PER SHARE DATA (1):
Basic earnings per share                      $1.13         $0.74          $0.56         $0.48         $0.29
                                      ============== ============= ============== ============= =============
Diluted earnings per share                    $1.08         $0.72          $0.55         $0.46         $0.29
                                      ============== ============= ============== ============= =============
Dividends per share                           $0.06         $0.04          $0.03         $0.02         $0.01
                                      ============== ============= ============== ============= =============
BALANCE SHEET DATA:
Total assets at end of period            $3,811,115    $2,553,080     $1,465,508    $1,460,447      $965,394
AVERAGE BALANCE SHEET DATA:
Interest earning assets                  $2,753,814    $1,837,963     $1,443,487    $1,167,361      $575,662
Total assets                              2,899,408     1,970,702      1,542,765     1,236,519       628,893
Total deposits                            1,551,880     1,150,814        845,093       594,768       377,219
Preferred securities                         24,231        24,203         24,174        22,252             -
Common stockholders' equity                 155,809       118,622         81,456        68,370        56,137
SELECTED FINANCIAL RATIOS:
Return on average equity                       21.5%         17.9%          18.5%         18.5%         13.7%
Return on average assets                        1.2%          1.1%           1.0%          1.0%          1.2%
Common equity as % of total assets              5.4%          6.0%           5.3%          5.5%          8.9%
Dividend payout ratio (2)                       5.6%          5.6%           5.5%          4.3%          3.4%
Tier 1 capital ratio (3)                       13.4%         15.0%          15.3%         29.2%         24.6%
Leverage ratio (3)                              5.2%          5.5%           4.6%          6.4%          9.7%
Non-interest income as % of net
operating  income                              73.4%         78.9%          78.7%         75.9%         76.7%
OTHER STATISTICAL DATA:
Assets processed at end of
  period (4)                           $303,236,286  $290,162,547   $244,935,314  $139,418,241  $122,563,400
Employees at end of period                    1,779         1,507          1,258         1,028           827

----------------------------------------------------

(1) All numbers shown in this table have been restated to reflect the two-for-one stock splits paid March 17, 1999 and June 15, 2000, where applicable.

(2) We intend to retain the majority of future earnings to fund development and growth of its business. We currently expect to pay cash dividends at an annualized rate of $.08 per share subject to regulatory requirements. Refer to "Market Risk: Liquidity" included in the Management's Discussion and Analysis section for further information.

(3) Refer to "Capital Resources" included within the Management's Discussion and Analysis section for further information.

(4) Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement and institutional transfer agency.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

       THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF OURS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

       We provide a broad range of services to a variety of financial asset managers. These services include our core services, global custody and multicurrency accounting, as well as our value-added services, such as mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services. At December 31, 2000, we provided services for approximately $303 billion in net assets, including approximately $18 billion of foreign assets.

       On May 29, 1998 we acquired AMT Capital Services, Inc. a New York based firm providing mutual fund administration services to investment management firms. Under the terms of the acquisition agreement, we acquired all of AMT Capital's outstanding capital stock in exchange for 762,396 shares of our common stock. The acquisition was accounted for as a pooling-of-interests. Upon completion of the acquisition, AMT Capital became a wholly owned subsidiary of Investors Financial and was renamed Investors Capital Services, Inc.

       On October 1, 1998, we acquired the domestic institutional trust and custody business of BankBoston, N.A. Under the terms of the purchase agreement, we paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention. The acquired business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, we also entered into an outsourcing agreement with BankBoston under which we provided custodial services for BankBoston's private banking and institutional asset management businesses. In 2000, the outsourcing agreement and a custody agreement with the BankBoston-sponsored 1784 Funds were terminated. As a result of the early termination of the outsourcing agreement and the 1784 Funds custody agreement, we received a total of $11.4 million in termination fees. We have not experienced and do not anticipate a material impact on net income due to the termination of either agreement. We were informed by BankBoston that its decision to terminate both of the agreements was not related in any way to our quality of service, but was made as part of the integration process undertaken in connection with the merger of BankBoston with Fleet.

       On February 16, 1999, our board of directors declared a two-for-one stock split in the form of a 100% stock dividend payable on March 17, 1999. All numbers in this Report have been restated to reflect the two-for-one stock split paid March 17, 1999, where applicable.

       On March 26, 1999, we completed the issuance and sale of 1,800,000 shares of common stock at $14.50 per share in a private placement to one investor. The net capital raised in the private placement was used to support our balance sheet growth.

       On March 10, 2000, we acquired the right to provide institutional custody and related services for accounts managed by the Trust Company of the West, formerly serviced by Sanwa Bank California. The accounts subject to the agreement totaled approximately $4.6 billion in assets.

       On May 15, 2000, our board of directors declared a two-for-one stock split in the form of a 100% stock dividend payable on June 15, 2000. All numbers in this Report have been restated to reflect the two-for-one stock split paid June 15, 2000, where applicable.

       On November 28, 2000, we agreed to purchase the advisor custody unit of The Chase Manhattan Bank. This unit provided institutional custody services to accounts holding approximately $27 billion in assets as of October 31, 2000. These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors. Under the terms of the asset purchase agreement, we will pay to Chase a total purchase price of up to $42 million, of which a portion of the payment will be contingent upon client retention, plus the book value of loans to clients that totaled approximately $38 million at October 31, 2000. The closing of the purchase is subject to customary closing conditions and regulatory approvals. Subject to the satisfaction of the foregoing conditions, we expect that the closing of the purchase will occur in the first quarter of 2001. We expect the client accounts to be converted to our custody system in mid-2001. The transaction will be accounted for as a purchase.

       On January 1, 2001, we adopted SFAS No. 133 and the corresponding amendments and SFAS No. 138. On adoption of these new accounting standards, we will record a transition adjustment recognizing an after tax reduction in Other Comprehensive Income of $3.9 million. In conjunction with the adoption, we elected to reclassify approximately $339.3 million of securities from held to maturity to available for sale, which will further reduce Other Comprehensive Income, net of tax, by approximately $0.8 million.

REVENUE AND EXPENSE OVERVIEW

       We derive our revenue from financial asset servicing. Although interest income and non-interest income are reported separately for financial statement presentation purposes, our clients view the pricing of our service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from the relationship. Accordingly, we believe net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 30% to $221 million in 2000 from $170 million in 1999.

       Non-interest income consists primarily of fees for financial asset servicing and is principally derived from global custody, multicurrency accounting, mutual fund administration and institutional transfer agency services for financial asset managers and the assets they control. Our clients pay fees based on the volume of assets under custody, portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and performance measurement are needed. Asset-based fees are usually charged on a sliding scale and are subject to minimum fees. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, our fees may be a smaller percentage of those assets. If the value of equity assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would cause a corresponding change of approximately 3% in our earnings per share. If the value of fixed income assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would cause a corresponding change of approximately 3% in our earnings per share.

       Net interest income represents the difference between income generated from interest-earning assets and expense on interest-bearing liabilities. Interest-bearing liabilities are generated by our clients who, in the course of their financial asset management, generate cash balances which they deposit on a short-term basis with us. We invest these cash balances and remit a portion of the earnings on these investments to our clients. Our share of earnings from these investments is viewed as part of the total package of compensation paid to us from our clients for performing asset servicing.

       Operating expenses consist of costs incurred in support of our business activities. As a service provider, our largest expenditures are staffing costs, including compensation and benefits. We also rely heavily on technological tools and services for processing, communicating and storing data. As a result, our technology and telecommunication expense is also a large percentage of our operating expenses.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

       From time to time, information provided by us, statements made by our employees or information included in our filings with the SEC (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K include certain statements regarding trends in industry market growth, liquidity, the timing of the Chase Advisor Custody unit acquisition and conversion, and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

THE FAILURE TO PROPERLY MANAGE OUR GROWTH COULD ADVERSELY AFFECT THE QUALITY OF OUR SERVICES AND RESULT IN THE LOSS OF CLIENTS.

       We have been experiencing a period of rapid growth that has required the dedication of significant management and other resources. Continued rapid growth could place a strain on our management and other resources. To manage future growth effectively, we must continue to invest in our operational, financial and other internal systems, and our human resources. Also, we must continue to expand our office space at reasonable rates in a competitive real estate market.

OUR FUTURE RESULTS DEPEND, IN PART, ON SUCCESSFUL INTEGRATION OF PENDING AND POSSIBLE FUTURE ACQUISITIONS.

       Our pending acquisition of Chase's advisor custody unit presents us with challenges and will demand management attention that has to be diverted from other matters. Integration of acquisitions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition will be accretive to our earnings per share. Any future acquisitions will present similar challenges.

WE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A TIGHT LABOR MARKET IN ORDER TO SUCCEED.

       Qualified personnel, in particular managers and other senior personnel, are in great demand throughout the financial services industry. We could find it increasingly difficult to continue to attract and retain sufficient numbers of these highly skilled employees.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS IN INTEREST RATES AND THE SECURITIES MARKETS.

       We base some of our fees on the market value of the assets we process. Accordingly, our operating results are subject to fluctuations in interest rates and declines in the securities markets as these fluctuations affect the market value of assets processed. Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees. Also, our net interest income is earned by investing depositors' funds and making loans. Rapid changes in interest rates or changes in the relationship between different index rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios.

WE FACE SIGNIFICANT COMPETITION FROM OTHER FINANCIAL SERVICES COMPANIES, WHICH COULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

       We are part of an extremely competitive asset servicing industry. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, marketing and other resources than we do. These greater resources could, for example, allow our competitors to develop technology superior to our own. In addition, we face the risk that large mutual fund complexes may build in-house asset servicing capabilities and no longer outsource these services to us. As a result, we may not be able to compete effectively with current or future competitors.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY.

       Our proprietary technology is important to our business. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties to protect our proprietary technology, all of which offer only limited protection. These intellectual property rights may be invalidated or our competitors may develop similar technology independently. Legal proceedings to enforce our intellectual property rights may be unsuccessful, and could also be expensive and divert management's attention.

WE MAY INCUR SIGNIFICANT COSTS DEFENDING INFRINGEMENT CLAIMS.

       We have been sued in federal court claiming that we and others are infringing a patent allegedly covering the creation and trading of certain securities, including exchange traded funds. As we are in the preliminary stages of assessing the allegations in the complaint, we cannot be sure that we will prevail in the defense of this claim. Any patent litigation would be costly and could divert the attention of management. If we were found to infringe the patent, we would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent. We cannot be sure that we will be able to obtain a license on a timely basis or on reasonable terms, if at all. As a result, any determination of infringement could have a material adverse effect upon our business, financial condition and results of operations. We may become subject to similar infringement claims in the future.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE.

       Our quarterly and annual operating results are difficult to predict and may fluctuate from quarter to quarter and annually for several reasons, including:

       -    The timing of commencement or termination of client engagements; and

       - The rate of net inflows and outflows of investor funds in the investment vehicles offered by our clients.

       Most of our expenses, like employee compensation and rent, are relatively fixed. As a result, any shortfall in revenue relative to our expectations could significantly affect our operating results, which could adversely affect our stock price.

WE ARE SUBJECT TO EXTENSIVE FEDERAL AND STATE REGULATIONS THAT IMPOSE COMPLEX RESTRAINTS ON OUR BUSINESS.

       Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us. Our primary banking regulators are the Federal Reserve Board, the FDIC and the Massachusetts Commissioner of Banks. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

       - The FRB and the FDIC maintain capital requirements that we must meet. Failure to meet those requirements could lead to severe regulatory action or even receivership. We are currently considered to be "well capitalized;"

       - Under Massachusetts law, the Bank may be restricted in its ability to pay dividends to Investors Financial, which may in turn restrict our ability to pay dividends to our stockholders; and

       - The FRB and the FDIC are empowered to assess monetary penalties against, and to order termination of activities by, companies or individuals who violate the law.

       Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for our company to be acquired. Also, we have not elected financial holding company status under the federal
Gramm-Leach-Bliley Act of 1999. This may place us at a competitive disadvantage with respect to other organizations.

STATEMENT OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NON-INTEREST INCOME

       Non-interest income was $162.0 million in 2000, up 21% from 1999. Non-interest income consists of the following items (Dollars in thousands):

                                             FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------     ---------------
                                                2000                1999                CHANGE
                                          -----------------   -----------------     ---------------
Asset servicing fees                              $159,538            $132,478                 20%
Computer service fees                                  478                 488                 (2)
Other operating income                               2,025                 795                 155
                                          -----------------   -----------------
Total non-interest income                         $162,041            $133,761                 21%
                                          =================   =================


       Asset servicing fees were $159.5 million in 2000, up 20% from 1999. The largest component of asset servicing fees is asset-based fees, which increased due to the increase in assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance management, and institutional transfer agency. Total net assets processed increased $13 billion from 1999 to $303 billion at December 31, 2000. This net increase includes several components (Dollars in billions):

         Expansion of existing client relationships           $54
         Sales to new clients                                   2
         Reintegration of BankBoston to Fleet                 (41)
         Fund flows and market gain/loss                       (2)
                                                           ------

         Net increase in assets processed                     $13
                                                           ======

       Another significant portion of the increase in asset servicing fees resulted from the success in marketing ancillary services, such as foreign exchange and securities lending services. Also, asset servicing fees include $0.7 million of transaction fees related to exchange-traded funds.

       Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston ("FHLBB") stock investment and miscellaneous fees for systems consulting services. The increase in other operating income resulted from an increase in FHLBB stock dividend income due to an increase in the average investment in FHLBB stock during the year ended December 31, 2000 and increased income from consulting services performed for clients.

OPERATING EXPENSES

       Total operating expenses were $169.0 million in 2000, up 24% from 1999. The components of operating expenses were as follows (Dollars in thousands):

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                                  2000              1999              CHANGE
                                             ---------------   --------------     --------------
Compensation and benefits                          $104,387         $ 83,302           25%
Technology and telecommunications                    22,181           15,744           41
Occupancy                                            11,003            8,032           37
Transaction processing services                       9,792            9,234            6
Depreciation and amortization                         4,743            3,911           21
Travel and sales promotion                            3,713            2,551           46
Professional fees                                     2,290            3,573          (36)
Amortization of goodwill                              1,576            1,756          (10)
Insurance                                               805              769            5
Other operating expenses                              8,550            6,943           23
                                             ---------------   --------------
Total operating expenses                           $169,040         $135,815           24%
                                             ===============  ===============

------------

       Compensation and benefits expense was $104.4 million in 2000, up 25% from 1999 due to several factors. The average number of employees increased 15% to 1,641 during the year ended December 31, 2000 from 1,423 for the year ended December 31, 1999. We increased the number of employees to support the expansion of client relationships. In addition, compensation expense related to our management incentive plans increased $2.4 million between years because of the increase in earnings subject to incentive payments in 2000. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $2.8 million for the year ended December 31, 2000. This increase was due principally to increased payroll taxes attributable to the increase in compensation expense.

       Technology and telecommunications expense was $22.2 million in 2000, up 41% from 1999. Our use of contract programmers to perform systems development projects accounted for $3.0 million of the increase. Increased hardware, software and telecommunications expenditures needed to support the growth in assets processed accounted for $2.8 million of the increase. Expenses related to outsourced network monitoring and help desk service, which commenced in 2000, along with mainframe data processing, disaster recovery and other outsourced services accounted for $0.8 million of the increase.

       Occupancy expense was $11.0 million in 2000, up 37% from 1999. This increase was primarily due to increased rent resulting from the expansion of our office space in Boston at the current market rental rates.

       Depreciation and amortization expense was $4.7 million in 2000, up 21% from 1999. This increase resulted from capitalized expenditures associated with the expansion into additional office space and capitalized software.

       Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites and our foreign subsidiaries. This expense was $3.7 million in 2000, up 46% from 1999, due to the increased level of business activity this year.

       Professional fees were $2.3 million in 2000, down 36% from 1999 primarily due to nonrecurring consulting services during 1999 related to the integration of the BankBoston acquisition and tax planning.

       Amortization of goodwill expense was $1.6 million, down 10% from 1999. The decrease results from the net decrease in goodwill due to client retention payments and termination fees in 2000. See details in the "Overview" section.

       Other operating expenses were $8.6 million in 2000, up 23% from 1999. Other operating expenses include fees for recruiting, office supplies, temporary help and various fees assessed by the Massachusetts Banking Commission. Recruiting expenses and temporary help accounted for approximately $0.4 million of the increase while the growth in assets processed contributed to the overall increase in other operating expenses.

NET INTEREST INCOME

       Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 2000 compared to the year ended December 31, 1999. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

                                                 FOR THE YEAR ENDED
                                       DECEMBER 31, 2000 VS DECEMBER 31, 1999
                                     -------------------------------------------
                                        CHANGE        CHANGE
                                        DUE TO        DUE TO
                                        VOLUME         RATE           NET
                                     -------------  ------------ ---------------
INTEREST-EARNING ASSETS
Fed funds sold and other                  $ 2,009           664           2,673
Investment securities                      55,112        15,180          70,292
Loans                                       1,747           431           2,178
                                     -------------  ------------ ---------------
Total interest-earning assets             $58,868       $16,275         $75,143
                                     -------------  ------------ ---------------

INTEREST-BEARING LIABILITIES
Deposits                                  $14,886       $ 3,887         $18,773
Borrowings                                 25,228         8,097          33,325
                                     -------------  ------------ ---------------
Total interest-bearing liabilities        $40,114       $11,984         $52,098
                                     -------------  ------------ ---------------
Change in net interest income             $18,754       $ 4,291         $23,045
                                     =============  ============ ===============

       Net interest income was $58.8 million in 2000, up 64% from 1999. This net increase resulted from an increase in interest income of $75.1 million net of an increase in interest expense of $52.1 million. The improvement in net interest income primarily reflects the positive effect of balance sheet growth driven by increased client deposits and borrowings. The net interest margin increased to 2.14% in 2000, up 19 basis points from 1999.

       Average interest-earning assets, primarily investment securities, were $2.8 billion in 2000, up 50% from 1999. Funding for the asset growth was provided by an increase in average short-term borrowings, primarily client repurchase agreements, of $475 million and an increase in average client deposits of $401 million. The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $18.8 million in 2000.

       Average yield on interest earning assets was 6.60% in 2000, up 80 basis points from 1999. The average rate that we paid on interest-bearing liabilities was 5.20% in 2000, up 75 basis points from 1999. The increase in rates reflects the higher interest rate environment in 2000 compared with 1999. The effect on net interest income due to changes in rates was an increase of approximately $4.3 million during the fiscal year ended December 31, 2000.

INCOME TAXES

       Income taxes were $16.7 million in 2000, up 54% from 1999, consistent with the increased level of pre-tax income. The overall effective tax rate remained at 32% for both years.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NON-INTEREST INCOME

       Non-interest income was $133.8 million in 1999, up 35% from 1998. Non-interest income consists of the following items (Dollars in thousands):

                                              FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------     ---------------
                                                1999                1998                CHANGE
                                          -----------------   -----------------     ---------------
Asset servicing fees                              $132,478             $96,757            37%
Computer service fees                                  488                 518            (6)
Other operating income                                 795                 748             6
Net gain/(loss) on sale of securities                   --                 833            --
                                          -----------------   -----------------
Total non-interest Income                         $133,761             $98,856            35%
                                          =================   =================

       Asset servicing fees were $132.5 million in 1999, up 37% from 1998 due principally to higher levels of assets processed resulting from the addition of new clients as well as the expansion of existing client relationships. Total net assets processed increased 18% to $290 billion at December 31, 1999 from $245 billion at December 31, 1998. Another significant portion of the increase in asset servicing fees resulted from the success in marketing value-added services such as cash management and securities lending.

OPERATING EXPENSES

       Total operating expenses were $135.8 million in 1999, up 36% from 1998. The components of operating expenses were as follows (Dollars in thousands):

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             ---------------------------------     --------------
                                                  1999              1998              CHANGE
                                             ---------------   ---------------     --------------
Compensation and benefits                          $ 83,302         $ 61,901            35%
Technology and telecommunications                    15,744           10,965            44
Transaction processing services                       9,234            7,251            27
Occupancy                                             8,032            6,991            15
Depreciation and amortization                         3,911            2,657            47
Professional fees                                     3,573            1,590           125
Travel and sales promotion                            2,551            1,920            33
Amortization of goodwill                              1,756              442           297
Insurance                                               769              783            (2)
Other operating expenses                              6,943            5,084            37
                                             ---------------  ---------------
Total operating expenses                           $135,815         $ 99,584            36%
                                             ===============  ===============

       Compensation and benefits expense was $83.3 million in 1999, up 35% from 1998 due to several factors. The average number of employees increased 25% to 1,423 during the year ended December 31, 1999 from 1,139 in December 31, 1998. This increase relates to the increase in client relationships and the expansion of existing client relationships during the year. In addition, compensation expense related to the management incentive plans increased $4.0 million between years because of the increase in earnings subject to incentive payments in 1999 compared to 1998. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $2.4 million for the year ended December 31, 1999 from the same period in 1998.

       Technology and telecommunication fees were $15.7 million in 1999, up 44% from 1998. Increased hardware, software and telecommunications expenses needed to support the growth in assets processed accounted for $1.7 million of the increase. The use of contract programmers to perform information systems development projects accounted for $0.8 million of the increase. Expenses relating to the conversion of the BankBoston business accounted for $0.5 of the increase.

       Transaction processing services expense was $9.2 million, up 27% from 1998. The increase relates primarily to an increase in subcustodian fees driven by growth in foreign assets processed for clients.

       Occupancy expense was $8.0 million in 1999, up 15% from 1998. This increase resulted from the temporary rental of office space relating to the BankBoston acquisition along with the expansion of office space in the Boston location.

       Depreciation and amortization expense was $3.9 million in 1999, up 47% from 1998. This increase resulted primarily from software costs capitalized under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"), which were placed in service in 1999.

       Professional fees were $3.6 million in 1999, up 125% from 1998. The increase in professional fees relates primarily to consulting services related to the integration of the BankBoston business and tax planning.

       Travel and sales promotion expense was $2.6 million in 1999, up 33% from 1998 due primarily to increased travel relating to the integration of the BankBoston business.

       Amortization of goodwill was $1.8 million, up 297% from 1998. The acquisition of BankBoston's institutional trust and custody business was accounted for under the purchase method of accounting and as a result, the purchase price was allocated first to all identifiable tangible and intangible assets acquired and liabilities assumed. The remainder of the purchase price (excess of purchase price over the fair value of intangible net assets) was then allocated to goodwill. The increase relates to the full year amortization of the resulting goodwill from the acquisition, which is being amortized over its estimated useful life.

       Other operating expenses were $6.9 million in 1999, up 37% from 1998. Recruiting costs accounted for $0.9 million of the increase due to the growth of our staffing needs. The growth in assets processed has resulted in an overall increase in operating expenses.

NET INTEREST INCOME

       Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 1999 compared to the year ended December 31, 1998. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

                                                 FOR THE YEAR ENDED
                                       DECEMBER 31, 1999 VS DECEMBER 31, 1998
                                     -------------------------------------------
                                        CHANGE        CHANGE
                                        DUE TO        DUE TO
                                        VOLUME         RATE           NET
                                      ------------  ------------ --------------
INTEREST-EARNING ASSETS
Fed funds sold and
   interest-earning deposits             $    480     $   (144)       $    336
Investment securities                      21,146       (1,374)         19,772
Loans                                       1,046         (284)            762
                                      ------------  ------------ --------------
Total interest-earning assets            $ 22,672     $ (1,802)       $ 20,870
                                      ------------  ------------ --------------

INTEREST-BEARING LIABILITIES
Deposits                                 $ 15,143     $ (3,500)       $ 11,643
Borrowings                                    973         (825)            148
                                      ------------  ------------ --------------
Total interest-bearing liabilities       $ 16,116     $ (4,325)       $ 11,791
                                      ------------  ------------ --------------
Change in net interest income            $  6,556     $  2,523        $  9,079
                                      ============  ============ ==============

       Net interest income was $35.8 million in 1999, up 34% from 1998. This net increase resulted from an increase in interest income of $20.9 million offset by an increase in interest expense of $11.8 million. The net impact of the above changes was a 10 basis point increase in net interest margin.

       The increase in interest income resulted from an expansion of the balance sheet. The equity obtained in the $26 million private placement completed in March 1999 allowed us to expand the average balance sheet with deposits that had been interested in third-party sweeps. Our average interest-earning assets increased 27% compared to the same period in 1998.

       Interest expense increased due to a 32% increase in average interest-bearing liabilities. The increase was offset by a decrease between periods in the average interest rates paid by us from 4.97% to 4.45%.

INCOME TAXES

       Income taxes were $10.8 million in 1999, up from $9.3 million in 1998. The overall effective tax rate for the period was 32%, which compares to 36% for 1998. The year-to-year decrease resulted from a reduction in state taxes due to the restructuring of corporate entities.

       The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

                                YEAR ENDED DECEMBER 31, 2000        YEAR ENDED DECEMBER 31, 1999     YEAR ENDED DECEMBER 31, 1998
                             ----------------------------------    ------------------------------   ----------------------------
                              AVERAGE                  AVERAGE      AVERAGE                AVERAGE    AVERAGE             AVERAGE
                              BALANCE      INTEREST  YIELD/COST     BALANCE    INTEREST  YIELD/COST  BALANCE   INTEREST  YIELD/COST
                             --------      --------  ----------    --------    --------  ----------  --------- --------  ---------
INTEREST-EARNING ASSETS
 Fed funds sold               $   74,683    $  4,691      6.28%     $   40,904  $  2,018      4.93%  $   30,712   $ 1,682     5.48%
 Investment securities (1)     2,558,030     171,111      6.69%      1,712,253   100,819      5.89%   1,352,682    81,047     5.99%
 Loans (2)                       121,101       5,943      4.91%         84,806     3,765      4.44%      60,093     3,003     5.00%
                               ---------     -------      ----       ---------   -------      ----    ---------    ------     ----
 Total interest-earning
  assets                       2,753,814     181,745      6.60%      1,837,963   106,602      5.80%   1,443,487    85,732     5.94%
                                             -------      ----                   -------      ----                 ------     ----
 Allowance for loan losses         (100)                                  (100)                            (100)
 Noninterest-earning assets      145,694                               132,839                           99,378
                              ----------                            ----------                       ----------
 Total assets                 $2,899,408                            $1,970,702                       $1,542,765
                              ==========                            ==========                       ==========
INTEREST-BEARING LIABILITIES
 Deposits:
   Demand                     $    4,115    $     82      1.99%     $   33,256     1,178      3.54%  $  194,648   $ 9,334     4.80%
   Savings                     1,217,129      59,035      4.85%        889,832    39,281      4.41%     414,748    20,042     4.83%
   Time                           11,261         702      6.23%         11,574       587      5.07%         502        27     5.38%
 Short term borrowings         1,131,287      63,108      5.58%        657,405    29,783      4.53%     578,601    29,635     5.12%
                               ---------     -------      ----       ---------   -------      ----    ---------    ------     ----
 Total interest-bearing
  liabilities                  2,363,792     122,927      5.20%      1,592,067    70,829      4.45%   1,188,499    59,038     4.97%
                                             -------      ----                   -------      ----                 ------     ----
 Non-interest-bearing
liabilities:
   Demand deposits               194,694                               117,117                          129,256
   Savings                        54,919                                34,035                           40,939
   Non-interest bearing time      69,762                                65,000                           65,000
deposits
   Other liabilities              36,201                                19,658                           13,441
                              ----------                            ----------                       ----------
 Total liabilities             2,719,368                             1,827,877                        1,437,135
 Trust Preferred Securities       24,231                                24,203                           24,174
 Equity                          155,809                               118,622                           81,456
                              ----------                            ----------                       ----------
Total liabilities and equity  $2,899,408                            $1,970,702                       $1,542,765
                              ==========                            ==========                       ==========
Net interest income
                                            $ 58,818                            $ 35,773                          $ 26,694
                                            ========                            ========                          ========
Net interest margin (3)                                   2.14%                               1.95%                           1.85%
                                                        ======                              ======                          ======
Average interest rate
  spread (4)                                              1.40%                               1.35%                           0.97%
                                                        ======                              ======                          ======
Ratio of interest-earning
  assets to Interest-bearing
  liabilities                                           116.50%                             115.45%                         121.45%
                                                        ======                              ======                          ======

--------------


(1) Average yield/cost on available for sale securities is based on amortized cost.

(2)    Average yield/cost on demand loans includes accrual loan balances.

(3)    Net interest income divided by total interest-earning assets.

(4) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

       The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                                 2000              1999             1998
                                            ----------------  ---------------- ---------------
SECURITIES HELD TO MATURITY:
Mortgage-backed securities                    $  1,900,301      $  1,464,816      $   733,109
Federal agency securities                          311,809           227,030          166,181
State and political subdivisions                    79,618            63,871           35,821
Foreign government securities                        7,566             7,638            7,706
                                              ------------      ------------      -----------
Total securities held to maturity             $  2,299,294      $  1,763,355      $   942,817
                                              ============      ============     ===========
SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities                     $   550,465      $    239,132      $   259,422
Federal agency securities                          122,235            52,310                -
Corporate debt                                      54,129            47,875           48,070
State and political subdivisions                    45,504            36,293           37,578
                                              ------------      ------------      -----------
Total securities available for sale            $   772,333      $     375,610     $   345,070
                                              ============      ============      ===========

       Our investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for us. In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The portfolio is comprised of securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), and Federal agency callable bonds issued by FHLMC and the FHLBB, municipal securities, corporate debt securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

       We invest in mortgage-backed securities, Federal agency callable bonds and corporate debt to increase the total return of the investment portfolio. Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk. Credit risk results from the possibility that a loss may occur if a counterparty is unable to meet the terms of the contract. Prepayment risk results from the possibility that changes in interest rates may cause mortgage securities to be paid off prior to their maturity dates. Federal agency callable bonds generally have a higher yield than U.S. Treasury securities due to credit and call risk. Credit risk results from the possibility that the Federal agency issuing the bonds may be unable to meet the terms of the bond. Call risk results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the Federal agency. Credit risk related to mortgage-backed securities and Federal agency callable bonds is substantially reduced by payment guarantees and credit enhancements.

       We invest in municipal securities to generate stable, tax advantaged income. Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but the after-tax yields are comparable. Municipal securities are subject to credit risk.

       We invest in foreign government bonds in order to generate foreign source income to maximize the use of the foreign tax credit. The foreign government bonds are denominated in U.S. dollars to avoid foreign currency risk. These bonds are subject to credit risk.

       The book value and weighted average yield of our securities held to maturity at December 31, 2000 are reflected in the following table (Dollars in thousands):

                                                                                  YEARS
                                     -------------------------------------------------------------------------------------
                                         UNDER 1                    1 TO 5              5 TO 10               OVER 10
                                      AMOUNT    YIELD      AMOUNT        YIELD     AMOUNT     YIELD     AMOUNT      YIELD
                                    --------- --------   ------------- --------   ---------  -------   ---------   -------
Mortgage-backed securities          $11,208      5.72%    $1,128,883      6.97%    $521,578    7.38%   $238,613       7.29%
Federal agency securities              --        --          118,842      7.19      192,967    7.50       --           --
State and political subdivisions       --        --            --          --         3,985    5.62      75,652       5.44
Foreign government securities         5,043      6.84          2,523      6.85        --        --        --           --
                                    -------               ----------               --------            --------
Total securities held to maturity   $16,251      6.07%    $1,250,248      6.99%    $718,530    7.41%   $314,265       6.84%
                                    =======               ==========               ========            ========

       The book value and weighted average yield of our securities available for sale at December 31, 2000 are reflected in the following table (Dollars in thousands):

                                                                                  YEARS
                                     -------------------------------------------------------------------------------------
                                         UNDER 1                    1 TO 5              5 TO 10               OVER 10
                                      AMOUNT    YIELD      AMOUNT        YIELD     AMOUNT     YIELD     AMOUNT      YIELD
                                    --------- --------   ------------- --------   ---------  -------   ---------   -------
Mortgage-backed securities          $   --         --      $494,436       7.44%    $ 48,744    7.99%   $  7,285       7.70%
Federal agency securities               --         --        54,129       5.96        --        --         --          --
Corporate debt                          --         --          --          --         --        --       45,504       5.86
State and political subdivisions      3,397       4.19%      28,074       4.33       89,637    4.92       1,127       5.10
                                    -------               ----------               --------            --------
Total securities available for sale $ 3,397       4.19%    $576,639       7.15%    $138,381    6.00%   $ 53,916       6.09%
                                    =======               ==========               ========            ========

LOAN PORTFOLIO

       The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

                                                                                 DECEMBER 31,
                                         ----------------------------------------------------------------------------
                                             2000           1999            1998            1997           1996
                                         -------------- --------------  -------------- --------------- --------------
    Loans to mutual funds                    $  86,316      $  44,369       $  28,796       $  29,174      $  42,875
    Loans to individuals                        43,016         65,010          25,583          26,858         23,449
    Loans to others                                 37             13              13              13             13
                                         -------------- --------------  -------------- --------------- --------------
                                            $  129,369     $  109,392       $  54,392       $  56,045      $  66,337
    Less: allowance for loan losses               (100)          (100)           (100)           (100)          (100)
                                         -------------- --------------  -------------- --------------- --------------
    Net loans                               $  129,269     $  109,292       $  54,292       $  55,945      $  66,237
                                         ============== ==============  ============== =============== ==============

    Floating Rate                           $  129,337     $  109,379       $  54,379       $  56,032      $  66,324
    Fixed Rate                                      32             13              13              13             13
                                         -------------- --------------  -------------- --------------- --------------
                                            $  129,369     $  109,392       $  54,392       $  56,045      $  66,337
                                         ============== ==============  ============== =============== ==============

       Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by us for the borrower. Loans to mutual funds include unsecured lines of credit that may, in the event of default, be collateralized at our option by securities held in custody by us for those mutual funds. Loans to mutual funds also include advances that we make to certain mutual fund clients pursuant to the terms of our custody agreements with those clients to facilitate securities transactions and redemptions.

       At December 31, 2000, our only lending concentrations, which exceeded 10% of total loan balances, were the lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

       Our credit loss experience has been excellent. There have been no loan charge-offs or adverse credit actions in our history. It is our policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of December 31, 2000, there were no loans on non-accrual status, no loans greater than 90 days past due, and no troubled debt restructurings. Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at December 31, 2000. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

MARKET RISK

       We engage in investment activities to serve clients' investment needs and contribute to overall corporate earnings. Interest-bearing liabilities are generated by our clients who, in the course of their financial asset management, maintain cash balances which they deposit on a short-term basis with us. We invest these cash balances and remit a portion of the earnings on these investments to our clients. In the conduct of these activities, we are subject to market risk. Market risk is the risk of an adverse financial impact from changes in market prices and interest rates. The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility.

       The active management of market risk is integral to our operations. The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic conditions. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics, based on market conditions. Since client deposits and repurchase agreements, our primary sources of funds, are predominantly short-term, we maintain a generally short-term structure for our interest-earning assets, including money-market assets and investments. We also use interest rate swap agreements to augment our management of interest rate exposure. The effect of these agreements is to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities.

       Our board of directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities. These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements. For example, we have established a policy limit stating that projected net interest income over the next 12 months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over 12 months. Each quarter, our board of directors reviews our investment position, including simulations of the effect of various interest rate scenarios on our capital.

       Our board of directors has delegated day-to-day responsibility for oversight of the Asset and Liability Management function to our Asset and Liability Committee (ALCO). ALCO is a senior management committee consisting of the Chief Executive Officer, the Executive Vice President, the Chief Financial Officer and members of the Treasury and Finance functions. ALCO meets twice monthly. Our primary tool in managing interest rate sensitivity is an income simulation model. Key assumptions in the simulation model include the timing of cash flows, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity. The model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. These assumptions are inherently uncertain and as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

       The results of the income simulation model as of December 31, 2000 and 1999 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 9.47% and 9.01%, respectively. Conversely, a downward shift of 200 basis points would result in an increase in projected net interest income of 8.59% and 8.20%, respectively.

       We also use gap analysis as a secondary tool to manage our interest rate sensitivity. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. As shown in the table below, at December 31, 2000, interest-bearing liabilities repriced faster than interest-earning assets, as has been typical for us. If all other variables remained constant, in the short-term, falling interest rates would lead to net interest revenue that is higher than it would have been; rising rates would lead to lower net interest income. Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

       The following table presents the repricing schedule for our interest earning assets and interest bearing liabilities at December 31, 2000 (Dollars in thousands):

                                            WITHIN          THREE          SIX             ONE
                                            THREE          TO SIX       TO TWELVE        YEAR TO       OVER FIVE
                                            MONTHS         MONTHS         MONTHS       FIVE YEARS        YEARS           TOTAL
                                        --------------- -------------- -------------  --------------  -------------  --------------
Interest-earning assets (1):
    Federal funds sold                       $ 450,000        $    --       $    --         $    --        $    --      $  450,000
    Investment securities (2)                1,489,450        277,734       442,625         469,922        391,895       3,071,626
    Loans - variable rate                      129,237             --            --              --             --         129,237
    Loans - fixed rate                              --             --            --              32             --              32
                                        --------------- -------------- -------------  --------------  -------------  --------------
       Total interest-earning assets         2,068,687        277,734       442,625         469,954        391,895       3,650,895

Interest-bearing liabilities:
    Demand deposit accounts                      3,009             --            --              --             --           3,009
    Savings accounts                         1,875,238             --            --              --             --       1,875,238
    Interest rate contracts                   (500,000)        60,000       120,000         320,000             --              --
    Short-term borrowings                    1,251,971             --            --              --             --       1,251,971
                                        --------------- -------------- -------------  --------------  -------------  --------------
       Total interest-bearing
         liabilities                         2,630,218         60,000       120,000         320,000             --       3,130,218
                                        --------------- -------------- -------------  --------------  -------------  --------------
       Net interest sensitivity gap
       during the period                   $ (561,531)      $ 217,734     $ 322,625       $ 149,954      $ 391,895      $  520,677
                                        =============== ============== =============  ==============  =============  ==============
       Cumulative gap                      $ (561,531)      $(343,797)    $ (21,172)      $ 128,782      $ 520,677
                                        =============== ============== =============  ==============  =============
Interest sensitive assets as a
    percent of interest sensitive
    liabilities (cumulative)                    78.65%         87.22%        99.25%         104.11%        116.63%
                                        =============== ============== =============  ==============  =============
Interest sensitive assets as a
    percent of total assets
    (cumulative)                                54.28%         61.57%        73.18%          85.51%         95.80%
                                        =============== ============== =============  ==============  =============
Net interest sensitivity gap as a
    percent of total assets                   (14.73)%          5.71%         8.47%           3.93%         10.28%
                                        =============== ============== =============  ==============  =============
Cumulative gap as a percent
    of total assets                           (14.73)%        (9.02)%       (0.56)%           3.38%         13.66%
                                        =============== ============== =============  ==============  =============


(1) Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid.

(2) Mortgage-backed securities are included in the pricing category that corresponds with their effective maturity.

LIQUIDITY

       Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. For a financial institution such as us, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

       Our primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients. As a result of our management of liquid assets and the ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors' needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.08 per share for 2001 (approximately $2.4 million based upon 29,912,711 shares outstanding as of December 31, 2000).

       Our ability to pay dividends on the common stock may depend on the receipt of dividends from Investors Bank. Any dividend payments by Investors Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. In addition, we may not pay dividends on our common stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities. The Capital Securities were issued by Investors Capital Trust I, a Delaware statutory business trust sponsored by us, and qualify as Tier I capital under the capital guidelines of the Federal Reserve.

       We have informal borrowing arrangements with various counterparties. Each counterparty has agreed to make funds available to us at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of December 31, 2000 was $540 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding. Our borrowings under these arrangements are typically on an overnight basis. We cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on our operations.

       We also have Master Repurchase Agreements in place with various counterparties. Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at December 31, 2000 was $2.0 billion.

       We also have a borrowing arrangement with the FHLBB. We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold. We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20. The aggregate amount of borrowing available to us under this arrangement at December 31, 2000 was $1.0 billion.

       Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $41.6 million for the year ended December 31, 2000. Net cash used for investing activities, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities, was $1.3 billion for the year ended December 31, 2000. Net cash provided by financing activities, consisting primarily of net activity in deposits and short-term borrowings, was $1.2 billion for the year ended December 31, 2000.

CAPITAL RESOURCES

       Historically, we have financed our operations principally through internally generated cash flows. We incur capital expenditures for furniture, fixtures and miscellaneous equipment needs. We lease microcomputers through operating leases. Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs. As a result, our capital expenditures were $9.5 million and $3.4 million for the years ended December 31, 2000 and 1999, respectively.

       Stockholders' equity at December 31, 2000 was $178.8 million, up 31%, from 1999. The ratio of stockholders' equity to assets decreased to 4.7% at December 31, 2000 from 5.4% at December 31, 1999.

       The FRB has adopted a system using internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of banks and bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally upon the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Some off-balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight.

       FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off-balance sheet items of 8.0%. Total capital is defined as the sum of "Tier I" and "Tier II" capital elements, with at least half of the total capital required to be Tier I. Tier I capital includes, with certain restrictions, the sum of common stockholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier II capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses.

       The following table summarizes our Tier I and total capital ratios at December 31, 2000 (Dollars in thousands):

                                                         AMOUNT           RATIO
                                                     ----------------  -------------
Tier I capital                                        $  170,399         13.38%
Tier I capital minimum requirement                        50,923          4.00%
                                                     ----------------  -------------
Excess Tier I capital                                 $  119,476          9.38%
                                                     ================  =============

Total capital                                         $  170,499         13.39%
Total capital minimum requirement                        101,847          8.00%
                                                     ----------------  -------------
Excess total capital                                  $   68,652          5.39%
                                                     ================  =============

Risk adjusted assets, net of intangible assets        $1,273,084
                                                     ================

       The following table summarizes Investors Bank's Tier I and total capital ratios at December 31, 2000 (Dollars in thousands):

                                                         AMOUNT           RATIO
                                                     ----------------  -------------
Tier I capital                                        $    166,750       13.11%
Tier I capital minimum requirement                          50,867        4.00%
                                                     ----------------  -------------
Excess Tier I capital                                 $    115,883        9.11%
                                                     ================  =============
Total capital                                         $    166,850       13.12%
Total capital minimum requirement                          101,735        8.00%
                                                     ----------------  -------------
Excess total capital                                  $     65,115        5.12%
                                                     ================  =============
Risk adjusted assets, net of intangible assets        $  1,271,686
                                                     ================

       In addition to the risk-based capital guidelines, the FRB and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted average total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital and that of Investors Bank be reduced by most intangible assets. The Leverage Ratio at December 31, 2000 was 5.16%, which is in excess of regulatory minimums. Investors Bank's Leverage Ratio at December 31, 2000 was 5.05%, which is also in excess of regulatory minimums. See "Business - Regulation and Supervision."

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required under this item is incorporated herein by reference to the information in the sections entitled "Directors and Executive Officers," "Election of Directors" and "Compensation and other Information Concerning Directors and Officers" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

       The information required under this item is incorporated herein by reference to the information in the section entitled "Compensation and other Information Concerning Directors and Officers" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required under this item is incorporated herein by reference to the information in the section entitled "Management and Principal Holders of Voting Securities" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required under this item is incorporated herein by reference to the information in the section entitled "Certain Relationships and Related Transactions" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  1. CONSOLIDATED FINANCIAL STATEMENTS.


              For the following consolidated financial information included herein, see Index on Page F-1:
              Report of Management to Stockholders
              FDICIA Independent Accountants' Report
              Independent Auditors' Report
              Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999.
              Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998.
              Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.
              Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.
              Notes to Consolidated Financial Statements.

              2. FINANCIAL STATEMENT SCHEDULES.

              None.

              3. LIST OF EXHIBITS.

EXHIBIT NO.                   DESCRIPTION
2.1(1)                        Plan of  Exchange  of  Common  and Class A Stock of the  Company  for all  outstanding  stock of
                              Investors Bank
3.1(1)                        Certificate of Incorporation of the Company
3.2(1)                        By-laws of the Company
3.3(9)                        Certificate of Amendment of Certificate of Incorporation of the Company
4.1(1)                        Specimen certificate representing the Common Stock
4.2(1)                        Stockholder Rights Plan
4.3(6)                        Amendment No.1 to Stockholder Rights Plan
4.4(10)                       Amendment No.2 to Stockholder Rights Plan
10.1(4) *                     Amended and Restated 1995 Stock Plan
10.2(1)                       Loan Agreements with Landon Clay dated May 10, 1993 and October 6, 1994
10.3(1) *                     Description of the executive bonus arrangement
10.4(1) *                     Employment contract between the Company and Kevin Sheehan
10.5(1)*                      Employment contract between the Company and Michael Rogers
10.6(1)*                      Employment contract between the Company and Edmund Maroney
10.7(1)*                      Employment contract between the Company and Robert Mancuso
10.8(4)*                      Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.9(2)                       Information  Technology Services Contract between the Company and Electronic Data Systems,  Inc.
                              dated September 20, 1995
10.10(2)                      Lease Agreement between the Company and John
                              Hancock Mutual Life Insurance Company, dated
                              November 13, 1995, for the premises located at 200
                              Clarendon Street, Boston, Massachusetts
10.11(3)*                     Employment contract between the Company and Karen C. Keenan
10.12(3)*                     1995 Employee Stock Purchase Plan
10.13(3)                      Amended and  Restated  Declaration  of Trust among the Company and the Trustees  named  therein, dated January 31, 1997
10.14(3)                      Purchase  Agreement among the Company,  Investors  Capital Trust I and Keefe,  Bruyette & Woods,
                              Inc., dated January 30, 1997 (Included in Exhibit 10.19)
10.15(3)                      Indenture between the Company and The Bank of New York, dated January 31, 1997

10.16(3)                      Registration Rights Agreement,  among the Company, Investors Capital Trust I and Keefe, Bruyette
                              & Woods, Inc., dated January 31, 1997
10.17(3)                      Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997
10.18(3)                      Capital  Securities  Guarantee  Agreement  between the Company as Guarantor  and The Bank of New
                              York as Capital Securities Guarantee Trustee, dated January 31, 1997
10.19(5)                      Agreement  and Plan of Merger  dated as of May 12,  1998 by and among the  Company,  AMT Capital
                              Services, Inc., Alan M. Trager, Carla E. Dearing and the other parties named therein
10.20(7)                      Purchase  and Sale  Agreement  dated as of July 17, 1998 by and between  Investors  Bank & Trust
                              Company and BankBoston, N.A.
10.21(8)                      Stock  Purchase  Agreement,  dated as of March 19, 1999,  by and between the Company and Oakmont
                              Corporation
10.22(11)                     Asset Purchase  Agreement  between the Company and The Chase Manhattan Bank dated as of November
                              28, 2000
10.23                         First Amendment,  effective January 1, 2000 to Information  Technology  Services  Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
21.1                          Subsidiaries of the Company
23.1                          Consent of Deloitte & Touche LLP
24.1                          Power of Attorney (See Page 41 of this Report)

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-95980).
(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.
(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1997.
(4) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1998.
(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-58031)
(6) Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1998.
(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on August 19, 1998.
(8) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on March 31, 1999.
(9) Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 2000.
(10) Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 25, 2000.
(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on December 6, 2000.
* Indicates a management contract or a compensatory plan, contract or arrangement.

       (b) REPORTS ON FORM 8-K.

       The Company filed a current report on Form 8-K on December 6, 2000, reporting the Asset Purchase Agreement between the Company and The Chase Manhattan Bank dated as of November 28, 2000.

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

       (d) FINANCIAL STATEMENT SCHEDULES

       None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 25th day of January, 2001.

                                       INVESTORS FINANCIAL SERVICES CORP.

                                       By: /S/ KEVIN J. SHEEHAN
                                          --------------------------------------
                                           Kevin J. Sheehan
                                           President, Chief Executive Officer
                                           and Chairman of the Board

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

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated and on the 25th day of January, 2001.

            SIGNATURE                                                           TITLE(S)
            ---------                                                           --------
/S/ KEVIN J. SHEEHAN                                             President, Chief Executive Officer and Chairman of the
--------------------------------------------                     Board (Principal Executive Officer); Director
Kevin J. Sheehan

/S/ MICHAEL F. ROGERS                                            Executive Vice President
--------------------------------------------
Michael F. Rogers

/S/ KAREN C. KEENAN                                              Senior Vice President and Chief Financial Officer
--------------------------------------------                     (Principal Financial Officer and Principal Accounting
Karen C. Keenan                                                  Officer)

/S/ ROBERT B. FRASER                                             Director
--------------------------------------------
Robert B. Fraser

/S/ DONALD G. FRIEDL                                             Director
--------------------------------------------
Donald G. Friedl

/S/ JAMES M. OATES                                               Director
--------------------------------------------
James M. Oates

/S/ PHYLLIS S. SWERSKY                                           Director
--------------------------------------------
Phyllis S. Swersky

/S/ THOMAS P. MCDERMOTT                                          Director
--------------------------------------------
Thomas P. McDermott

/S/ FRANK B. CONDON, JR.                                         Director
--------------------------------------------
Frank B. Condon, Jr.

                       INVESTORS FINANCIAL SERVICES CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                PAGE
                                                                                                ----
Report of Management to Stockholders...........................................................  F-2

FDICIA Independent Accountants' Report.........................................................  F-3

Independent Auditors' Report...................................................................  F-4

Consolidated Balance Sheets as of December 31, 2000 and December  31, 1999.....................  F-5

Consolidated Statements of Income and Comprehensive Income for the
Years Ended December 31, 2000, 1999 and 1998 ..................................................  F-6

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000,
1999 and 1998 .................................................................................  F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 ....  F-9

Notes to Consolidated Financial Statements..................................................... F-11

January 25, 2001

To the Stockholders:

FINANCIAL STATEMENTS

The management of Investors Bank & Trust Company ("the Bank") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in the Consolidated Financial Statements of Investors Financial Services Corp. (the "Company") contained in this Annual Report. The financial statements of the Bank have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

INTERNAL CONTROL

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions for Schedules RC, RI, and RI-A, Consolidated Reports of Condition and Income (Call Report instructions). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management assessed the institution's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and Call Report Instructions for Schedules RC, RI, and RI-A as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Call Report Instructions for Schedules RC, RI, as of December 31, 2000.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Bank's management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include any large customers of the institution. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Bank in addition to reviewing the Bank's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation ("FDIC") as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2000.


/S/ KEVIN J. SHEEHAN
---------------------------------------
Kevin J. Sheehan
Chief Executive Officer


/S/ KAREN C. KEENAN
---------------------------------------
Karen C. Keenan
Chief Financial Officer

INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
Investors Bank & Trust Company
200 Clarendon Street
Boston, Massachusetts 02116

We have examined management's assertion, included in the accompanying Report of Management to Stockholders, that Investors Bank & Trust Company (the "Bank") maintained effective internal control over financial reporting, including safeguarding of assets, as of December 31, 2000 based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO" report). Management has informed us that the scope of their assertion includes financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

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

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A as of December 31, 2000, is fairly stated, in all material respects, based on the criteria established in the COSO report.



/s/DELOITTE & TOUCHE LLP
Boston, Massachusetts

January 25, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Investors Financial Services Corp.:

We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp. and subsidiaries (collectively "the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Investors Financial Services Corp. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/DELOITTE & TOUCHE LLP
Boston, Massachusetts


January 25, 2001

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------
                                                                          DECEMBER 31,   DECEMBER 31,
                                                                            2000            1999
                                                                          ------------   -----------
ASSETS

Cash and due from banks                                                  $    30,489    $    37,624
Federal funds sold                                                           450,000        150,000
Securities held to maturity (fair value of $2,287,602 and $1,730,745
     at December 31, 2000 and December 31, 1999 respectively)              2,299,294      1,763,355
Securities available for sale                                                772,333        375,610
Non-marketable equity securities                                              15,000         15,000
Loans, less allowance for loan losses of $100 at December 31, 2000 and
     December 31, 1999                                                       129,269        109,292
Accrued interest and fees receivable                                          48,003         40,332
Equipment and leasehold improvements, net                                     15,086         10,337
Goodwill, net                                                                 34,094         39,776
Other assets                                                                  17,547         11,754
                                                                         -----------    -----------
TOTAL ASSETS                                                             $ 3,811,115    $ 2,553,080
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
     Demand                                                              $   362,946    $   240,303
     Savings                                                               1,903,938      1,237,104
     Time                                                                     65,000         75,000
                                                                         -----------    -----------
             Total deposits                                                2,331,884      1,552,407

Securities sold under repurchase agreements                                1,251,725        819,034
Short-term borrowings                                                            246          1,000
Other liabilities                                                             24,206         19,583
                                                                         -----------    -----------
                        Total liabilities                                  3,608,061      2,392,024
                                                                         -----------    -----------
Commitments and contingencies (See Note 15)

Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable
  interest debentures of the Company                                          24,246         24,218
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 (shares authorized: 1,000,000;
  issued and Outstanding: 0 in 2000 and in 1999)                                --             --
Common stock, par value $0.01 (shares authorized: 40,000,000;
  issued and Outstanding: 29,912,711 in 2000 and 29,220,308 in 1999)             299            146
Surplus                                                                       95,007         87,320
Deferred compensation                                                           (247)          (689)
Retained earnings                                                             85,188         53,542
Accumulated other comprehensive loss, net                                     (1,439)        (3,481)
Treasury stock, par value $0.01 (10,814 shares in 2000 and 1999)                --             --
                                                                         -----------    -----------
                       Total stockholders' equity                            178,808        136,838
                                                                         -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 3,811,115    $ 2,553,080
                                                                         ===========    ===========


See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------

                                                         DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                            2000           1999            1998
                                                         ------------   ------------    ------------
OPERATING REVENUE:
     Interest income:
          Federal funds sold and securities purchased
               under resale agreements                   $      4,691   $      2,018    $      1,682
          Investment securities held to maturity and
               available for sale                             171,111        100,819          81,047
          Loans                                                 5,943          3,765           3,003
                                                         ------------   ------------    ------------
               Total interest income                          181,745        106,602          85,732
                                                         ------------   ------------    ------------
     Interest expense:
          Deposits                                             59,819         41,046          29,403
          Short-term borrowings                                63,108         29,783          29,635
                                                         ------------   ------------    ------------
               Total interest expense                         122,927         70,829          59,038
                                                         ------------   ------------    ------------
                                                         ------------   ------------    ------------
          Net interest income                                  58,818         35,773          26,694
                                                         ------------   ------------    ------------
     Non-interest income:
          Asset servicing fees                                159,538        132,478          96,757
          Computer service fees                                   478            488             518
          Other operating income                                2,025            795             748
          Gain on sale of securities                             --             --               833
                                                         ------------   ------------    ------------
          Net operating revenue                               220,859        169,534         125,550
                                                         ------------   ------------    ------------
OPERATING EXPENSES
          Compensation and benefits                           104,387         83,302          61,901
          Technology and telecommunications                    22,181         15,744          10,965
          Occupancy                                            11,003          8,032           6,991
          Transaction processing services                       9,792          9,234           7,251
          Depreciation and amortization                         4,743          3,911           2,657
          Travel and sales promotion                            3,713          2,551           1,920
          Professional fees                                     2,290          3,573           1,590
          Amortization of goodwill                              1,576          1,756             442
          Insurance                                               805            769             783
          Other operating expenses                              8,550          6,943           5,084
                                                         ------------   ------------    ------------
               Total operating expenses                       169,040        135,815          99,584
                                                         ------------   ------------    ------------
INCOME BEFORE INCOME TAXES AND
      MINORITY INTEREST                                        51,819         33,719          25,966

Provision for income taxes                                     16,655         10,790           9,348
Minority interest expense, net of income taxes                  1,588          1,661           1,563
                                                         ------------   ------------    ------------
NET INCOME                                                     33,576         21,268          15,055
                                                         ------------   ------------    ------------
Other comprehensive income, net of tax of $962,
  ($960) and ($1,823) respectively
     Unrealized gain/(loss) on securities:
      Unrealized holding gains (losses) arising during
      the period                                                2,042         (1,706)         (3,775)
         Less: reclassification adjustment for
         gains included in net income                            --             --               533
                                                         ------------   ------------    ------------
     Other comprehensive income/(loss)                          2,042         (1,706)         (3,242)
                                                         ------------   ------------    ------------
COMPREHENSIVE INCOME                                     $     35,618   $     19,562    $     11,813
                                                         ============   ============    ============
BASIC EARNINGS PER SHARE                                 $       1.13   $       0.74    $       0.56
                                                         ============   ============    ============
DILUTED EARNINGS PER SHARE                               $       1.08   $       0.72    $       0.55
                                                         ============   ============    ============


See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999, 1998 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )

--------------------------------------------------------------------------------------------------------------------------
                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                       COMMON       TREASURY  COMMON               DEFERRED      RETAINED    COMPREHENSIVE
                                       SHARES        SHARES   STOCK     SURPLUS  COMPENSATION    EARNINGS    INCOME (LOSS)
                                     ---------     ---------  ------    -------  ------------    --------    ------------
BALANCE, DECEMBER 31, 1997            6,470,313        --     $   67   $ 55,903    $ (1,249)   $    19,525    $  1,467

Additions to deferred
  compensation                           10,000        --       --          500        (500)          --          --
Amortization of deferred
  compensation                             --          --       --         --           551           --          --
Exercise of stock options                51,731        --       --        1,379        --             --          --
Purchase of treasury stock               (4,000)      4,000     --          (77)       --             --          --
Common stock issuance                   194,006        --       --         --          --             --          --
Net income                                 --          --       --         --          --           15,055        --
Cash dividend, $0.03 per share             --          --       --         --          --             (791)       --
Cash dividend to S Corp                    --          --       --         --          --             (250)       --
Non-cash dividend to S Corp                --          --       --         --          --              (55)       --
Change in accumulated
  other comprehensive
   income/(loss), net                      --          --       --         --          --             --        (3,242)
                                     ----------      ------      ---     ------        ----         ------      ------
BALANCE, DECEMBER 31, 1998            6,722,050       4,000       67     57,705      (1,198)        33,484      (1,775)

Amortization of deferred
  compensation                             --          --       --         --           509           --          --
Exercise of stock options               196,945        --          2      2,281        --             --          --
Additions to treasury stock              (6,814)      6,814     --         --          --             --          --
Tax benefit from exercise of
  options                                  --          --       --        1,343        --             --          --
Common stock issuance                   900,000        --          9     25,991        --             --          --
Net income                                 --          --       --         --          --           21,268        --
Stock dividend, two-for-one split     6,797,973        --         68       --          --              (68)       --
Cash dividend, $0.04 per share             --          --       --         --          --           (1,142)       --
Change in accumulated
  other comprehensive
  income/(loss), net                       --          --       --         --          --             --        (1,706)
                                     ----------      ------      ---     ------        ----         ------      ------
BALANCE, DECEMBER 31, 1999           14,610,154      10,814      146     87,320        (689)        53,542      (3,481)


                                TREASURY
                                 STOCK        TOTAL
                               -----------  ----------
BALANCE, DECEMBER 31, 1997         $--     $    75,713

Additions to deferred
  compensation                      --            --
Amortization of deferred
  compensation                      --             551
Exercise of stock options           --           1,379
Purchase of treasury stock          --             (77)
Common stock issuance               --            --
Net income                          --          15,055
Cash dividend, $0.03 per share      --            (791)
Cash dividend to S Corp             --            (250)
Non-cash dividend to S Corp         --             (55)
Change in accumulated
  other comprehensive
   income/(loss), net               --          (3,242)
                                   ---         -------
BALANCE, DECEMBER 31, 1998          --          88,283

Amortization of deferred
  compensation                      --             509
Exercise of stock options           --           2,283
Additions to treasury stock         --            --
Tax benefit from exercise of
  options                           --           1,343
Common stock issuance               --          26,000
Net income                          --          21,268
Stock dividend, two-for-one split   --            --
Cash dividend, $0.04 per share      --          (1,142)
Change in accumulated
  other comprehensive
  income/(loss), net                --          (1,706)
                                   ---         -------
BALANCE, DECEMBER 31, 1999          --         136,838

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (CONTINUED)
YEARS ENDED DECEMBER 31, 2000, 1999, 1998 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )

-------------------------------------------------------------------------------------------------------------------
                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                      COMMON     TREASURY   COMMON             DEFERRED    RETAINED   COMPREHENSIVE
                                      SHARES      SHARES    STOCK   SURPLUS  COMPENSATION  EARNINGS   INCOME (LOSS)
                                      ------     --------   ------  -------  ------------  --------   -------------
Amortization of deferred
  compensation                            --        --        --        --        442         --        --
Exercise of stock options              444,411      --           4     3,844     --           --        --
Tax benefit from exercise of
  options                                 --        --        --       3,843     --           --        --
Net income                                --        --        --        --       --         33,576      --
Stock dividend, two-for-one split   14,858,146      --         149      --       --           (149)     --
Cash dividend, $0.06 per share            --        --        --        --       --         (1,781)     --
Change in accumulated
  other comprehensive
  income/(loss), net                      --        --        --        --       --           --        2,042
                                    ----------    ------   -------  --------   ------     --------    -------
BALANCE, DECEMBER 31, 2000          29,912,711    10,814   $   299  $ 95,007   $ (247)    $ 85,188    $(1,439)
                                    ==========    ======   =======  ========   ======     ========    =======


                                   TREASURY
                                    STOCK        TOTAL
                                 ------------   --------
Amortization of deferred
  compensation                         --            442
Exercise of stock options              --          3,848
Tax benefit from exercise of
  options                              --          3,843
Net income                             --         33,576
Stock dividend, two-for-one split      --           --
Cash dividend, $0.06 per share         --         (1,781)
Change in accumulated
  other comprehensive
  income/(loss), net                   --          2,042
                                     ----     ----------
BALANCE, DECEMBER 31, 2000           $ --     $  178,808
                                     ====     ==========

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,  2000, 1999 AND 1998 (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------
                                                             DECEMBER 31,  DECEMBER 31,    DECEMBER 31,
                                                                2000         1999             1998
                                                             ------------  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $    33,576    $    21,268    $    15,055
                                                            -----------    -----------    -----------
     Adjustments to reconcile net income to
       net cash provided by/(used for)
       operating activities:
     Depreciation and amortization                                6,319          5,667          3,099
     Amortization of deferred compensation                          442            509            550
     Amortization of premiums on securities, net of
          accretion of discounts                                  3,090          5,636          8,229
     Gain on sale of securities available for sale                 --             --             (833)
     Deferred income taxes                                         (224)           489           (427)
     Changes in assets and liabilities:
           Accrued interest and fees receivable                  (7,671)        (9,337)        (2,316)
           Other assets                                             755          3,734         (2,112)
           Other liabilities                                      5,286          5,915            663
                                                            -----------    -----------    -----------
               Total adjustments                                  7,997         12,613          6,853
                                                            -----------    -----------    -----------
          Net cash provided by operating activities              41,573         33,881         21,908
                                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale        88,008         81,038        178,808
Proceeds from maturities of securities held to maturity         246,908        321,230        299,839
Proceeds from sales of securities available for sale               --             --          159,400
Purchases of securities available for sale                     (482,973)      (116,707)      (229,340)
Purchases of securities held to maturity                       (784,691)    (1,144,943)      (444,159)
Purchase of non-marketable equity securities                       --           (7,374)        (2,150)
Net (increase) decrease in federal funds sold and
repurchase agreements                                          (300,000)      (150,000)        75,000
Net (increase) decrease in loans                                (19,977)       (55,000)         1,653
Purchase of business                                               --             --          (47,682)
Purchases of equipment and leasehold improvements                (9,464)        (3,387)        (4,863)
                                                            -----------    -----------    -----------
     Net cash used for investing activities                  (1,262,189)    (1,075,143)       (13,494)
                                                            -----------    -----------    -----------

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (DOLLARS IN THOUSANDS) (CONTINUED)

------------------------------------------------------------------------------------------------------------
                                                               DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                                 2000               1999           1998
                                                               ------------     ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits                          122,643         67,096       (181,410)
Net increase in time and savings deposits                           656,834        580,007        239,974
Net increase (decrease) in short-term borrowings                    431,937        385,866        (65,764)
Proceeds from exercise of stock options                               3,848          2,283          1,380
Proceeds from issuance of common stock                                 --           26,000           --
Purchase of treasury stock                                             --             --              (77)
Dividends paid to shareholders                                       (1,781)        (1,142)          (791)
Dividends paid to S Corp                                               --             --             (250)
                                                                -----------    -----------    -----------
         Net cash provided by/(used for) financing activities     1,213,481      1,060,110         (6,938)
                                                                -----------    -----------    -----------
(DECREASE)/ INCREASE IN CASH AND DUE FROM BANKS                      (7,135)        18,849          1,476
CASH AND DUE FROM BANKS, BEGINNING OF YEAR                           37,624         18,775         17,299
                                                                -----------    -----------    -----------
CASH AND DUE FROM BANKS, END OF YEAR                            $    30,489    $    37,624    $    18,775
                                                                ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                          $   118,568    $    69,613    $    58,961
                                                                ===========    ===========    ===========
Cash paid for income taxes                                      $    18,154    $    10,265    $     7,616
                                                                ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

On May 29, 1998, the Company purchased all of the outstanding capital stock of AMT Capital Services, Inc., and its affiliated entity in exchange for 776,024 shares of the Company's common stock. During 1998, AMT Capital Services, Inc., distributed a noncash dividend of approximately $0.06 million. The acquisition was accounted for using the pooling-of-interests method of accounting.

On October 1, 1998, the Company also purchased the institutional trust and custody business of BankBoston for a total approximate purchase price of $47.7 million. The acquisition was accounted for under the purchase method of accounting. The fair value of assets acquired at the date of acquisition is presented as follows (Dollars in thousands):


                                                DECEMBER 31, 1998
                                                -----------------
Accounts receivable                                   $   3,476.0
Fixed assets                                                 97.9
Goodwill                                                 44,209.3
Accrued expenses                                           (101.8)
                                          ------------------------
     Net assets acquired                              $  47,681.4
                                          ========================


As a result of the early termination of the outsourcing agreement and the custody agreement with the BankBoston-sponsored 1784 Funds, the Company received a total of $11.4 million in termination fees. The Company does not anticipate a material impact on net income due to the termination of either agreement.

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS


      Investors Financial Services Corp. ("IFSC") provides asset servicing for the financial services industry through its wholly owned subsidiaries, Investors Bank & Trust Company (the "Bank") and Investors Capital Services, Inc. The Company provides global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

      As used herein, the defined term "the Company" shall mean IFSC together with the Bank and its domestic and foreign subsidiaries from the date of the share exchange discussed below and shall mean the Bank prior to that date.

      On February 16, 1999, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable March 17, 1999. All share numbers have been restated to reflect the two-for-one stock split paid March 17, 1999, where applicable.

      On March 26, 1999, the Company completed the issuance and sale of 1,800,000 shares of Common Stock at $14.50 per share in a private placement to one investor. The net capital raised in the private placement was used to support the Company's balance sheet growth.

      On May 15, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend payable on June 15, 2000 to stockholders of record on May 31, 2000. All share numbers have been restated to reflect the two-for-one stock split paid June 15, 2000, where applicable.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      CUSTODY AND TRUST ASSETS - Asset servicing fees, including securities lending and foreign exchange services and computer services fees, are recorded on the accrual basis.

      ACCOUNTING ESTIMATES - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107 requires the disclosure of the estimated fair value of financial instruments, whether or not recognized in the Company's consolidated balance sheets, estimated using available market information or other appropriate valuation methodologies.

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

      LOANS - Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 60 days delinquent or if management believes that collection is highly uncertain. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals. Other loan fees and charges, representing service costs for the prepayment of loans, for the delinquent payments or for miscellaneous loan services, are recorded as income when collected.

      EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets which range from three to seven years, and for leasehold improvements over the lesser of the useful life or the life of the lease.

      LONG-LIVED ASSETS - Effective January 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the further economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the years ended December 31, 2000 and 1999, the Company's analyses indicated there was not an impairment of its long-lived assets.

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

      TRANSLATION OF FOREIGN CURRENCIES - The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses realized from the settlement of foreign currency transactions, which were not significant in the years ended December 31, 2000, 1999, and 1998, are included in other operating expenses in the consolidated statements of income.

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company does not purchase derivative financial instruments for trading purposes. Interest rate swap agreements are matched with specific financial instruments reported on the consolidated balance sheet and periodic cash payments are accrued on a settlement basis.

      The Company enters into foreign exchange contracts with clients and simultaneously enters into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset servicing fees.

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

      EARNINGS PER SHARE - SFAS No. 128, "Earnings per Share," requires that entities with publicly held common stock or potential common stock compute, present, and disclose earnings per share based upon the Basic and/or Diluted earnings per share ("EPS"). Basic EPS were computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS were computed by increasing the weighted average number of common shares outstanding used in Basic EPS by the number of additional common shares that would have been outstanding if the dilutive common stock had been issued.

      NEW ACCOUNTING PRINCIPLES - On January 1, 2001, the Company adopted SFAS No. 133 and the corresponding amendments and SFAS No. 138. On adoption of these new accounting standards, the Company will record a transition adjustment recognizing an after tax reduction in Other Comprehensive Income of $3.9 million. In conjunction with the adoption, the Company elected to reclassify approximately $339.3 million of securities from held to maturity to available for sale, which will further reduce Other Comprehensive Income, net of tax, by approximately $0.8 million.

      In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

      RECLASSIFICATIONS - Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

3.    ACQUISITIONS

      On May 29, 1998, the Company acquired AMT Capital Services, Inc. and an affiliated company (collectively, "AMT Capital Services"), a New York-based firm recognized for providing fund administration services to global and domestic institutional investment management firms. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of AMT Capital Services in exchange for 776,024 shares of the Company's common stock. The acquisition was accounted for using the pooling-of-interests method of accounting. Upon completion of the acquisition, AMT Capital Services became a wholly owned subsidiary of the Company and was re-named Investors Capital Services, Inc. On April 12, 1999, 6,814 of the shares issued by the Company were returned to the Company pursuant to the indemnification and escrow provisions of the acquisition agreement.

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

      Revenue and net income (loss) for the previously separate companies for the year ended December 31, 1998 was (Dollars in thousands, except per share data):

                                                 DECEMBER 31,
                                                     1998
                                         -----------------------
         NET OPERATING REVENUE:
              IFSC                                     $120,850
              AMT Capital                                 4,700
                                         -----------------------
                   Total                               $125,550
                                         =======================

         NET INCOME:
              IFSC                                      $14,996
              AMT Capital                                    59
                                         -----------------------
                   Total                                $15,055
                                         =======================

         BASIC EARNINGS PER SHARE
              IFSC
                                                          $0.55
              AMT Capital                                  0.01
                                         -----------------------
                   Total                                  $0.56
                                         =======================

         DILUTED EARNINGS PER SHARE
              IFSC                                        $0.54
              AMT Capital                                  0.01
                                         -----------------------
                   Total                                  $0.55
                                         =======================

      On October 1, 1998, the Bank acquired the domestic institutional trust and custody business ("the Business") of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank also entered into an outsourcing agreement with BankBoston under which the Bank would provide custodial and certain other services for BankBoston's private banking and institutional asset management businesses. In 2000, the outsourcing agreement and a custody agreement with BankBoston-sponsored 1784 Funds were terminated. As a result of the early termination of the outsourcing agreement and the 1784 Funds custody agreement, the Bank received a total of $11.4 million in termination fees. The Bank has not and does not anticipate a material impact on net income due to the termination of either agreement. The Bank was informed by BankBoston that its decision to terminate both of the agreements was not related in any way to the quality of service, but was made as part of the integration process undertaken in connection with the merger of BankBoston with Fleet.

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

      The information below presents on a pro forma basis, certain historical information for the Company, adjusted for the Business acquisition as if such acquisition had been consummated on January 1, 1998. Since October 1, 1998, the Business has been included in the operations of the Company (Dollars in thousands, except per share data).

      PRO FORMA RESULTS (UNAUDITED):             DECEMBER 31, 1998
      ------------------------------             -----------------
      Net interest income                              $24,972
      Net operating revenue                            136,118
      Net Income                                        25,765

      Basic earnings per share                           $0.56
      Diluted earnings per share                         $0.54

      COMPANY AS REPORTED:
      ------------------------------             -----------------

      Net interest income                              $26,694
      Net operating revenue                            125,550
      Net Income                                        15,055

      Basic earnings per share                           $0.56
      Diluted earnings per share                         $0.55

      Goodwill related to the Business is summarized as follows (Dollars in thousands):

                                                     DECEMBER 31,               DECEMBER 31,
                                                          2000                       1999
                                               -----------------------    ----------------------
      Goodwill, beginning of period                           $39,776                   $43,860
      Plus contingent payment                                     255                     4,672
      Less termination fees                                    (4,362)                   (7,000)
      Less accumulated amortization                            (1,575)                   (1,756)
                                               -----------------------    ----------------------

      Goodwill, end of period                                 $34,094                   $39,776
                                               =======================    ======================

      On March 10, 2000, the Bank acquired the right to provide institutional custody and related services for accounts managed by the Trust Company of the West, formerly serviced by Sanwa Bank California. The accounts subject to the agreement totaled approximately $4.6 billion in assets.

      On November 28, 2000, the Bank agreed to purchase the advisor custody unit of The Chase Manhattan Bank. This unit provided institutional custody services to accounts holding approximately $27 billion in assets as of October 31, 2000. These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors. Pursuant to the terms of the asset purchase agreement, the Bank will pay to Chase a total purchase price of up to $42 million, of which a portion of the payment will be contingent upon client retention, plus the book value of loans to clients that totaled approximately $38 million at October 31, 2000. The closing of the purchase is subject to customary closing conditions and regulatory approvals. Subject to the satisfaction of the foregoing conditions, the Bank expects that the closing of the purchase will occur in the first quarter of 2001. The Bank expects the client accounts to be converted to our custody system in mid-2001. The transaction will be accounted for as a purchase.

4.    SECURITIES

      Amortized cost amounts and fair values and approximate fair values of securities are summarized as follows as of December 31, 2000 (Dollars in thousands):

                                                AMORTIZED            UNREALIZED          UNREALIZED
             HELD TO MATURITY                      COST                GAINS              (LOSSES)           FAIR VALUE
   --------------------------------------    -----------------    -----------------    --------------    --------------------
   Mortgage-backed securities                     $ 1,900,301             $  6,021         $ (15,655)           $  1,890,667
   Federal agency securities                          311,809                  687            (4,124)                308,372
   State and political subdivisions                    79,618                2,487            (1,146)                 80,959
   Foreign government securities                        7,566                   38                --                   7,604
                                             -----------------    -----------------    --------------    --------------------

   Total                                          $ 2,299,294             $  9,233         $ (20,925)           $  2,287,602
                                             =================    =================    ==============    ====================

                                                AMORTIZED            UNREALIZED          UNREALIZED          APPROXIMATE
            AVAILABLE FOR SALE                     COST                GAINS              (LOSSES)            FAIR VALUE
   --------------------------------------    -----------------    -----------------    --------------      -----------------
   Mortgage-backed securities                      $  550,120             $  2,804          $ (2,459)            $  550,465
   State and political subdivisions                   120,746                1,540               (51)               122,235
   Federal agency securities                           54,541                    -              (412)                54,129
   Corporate debt                                      49,362                    -            (3,858)                45,504
                                             -----------------    -----------------    --------------      -----------------

   Total                                           $  774,769             $  4,344          $ (6,780)            $  772,333
                                             =================    =================    ==============      =================

      Amortized cost amounts and fair values and approximate fair values of securities are summarized as follows as of December 31, 1999 (Dollars in thousands):

                                                 AMORTIZED           UNREALIZED          UNREALIZED
             HELD TO MATURITY                      COST                 GAINS             (LOSSES)            FAIR VALUE
   --------------------------------------    ------------------    ----------------     --------------     -----------------
   Mortgage-backed securities                      $ 1,464,816          $    3,601         $  (26,684)         $  1,441,733
   Federal agency securities                           227,030                  84             (3,790)              223,324
   State and political subdivisions                     63,871                  64             (5,890)               58,045
   Foreign government securities                         7,638                   5                 --                 7,643
                                             ------------------    ----------------     --------------     -----------------

   Total                                           $ 1,763,355          $    3,754         $  (36,364)         $  1,730,745
                                             ==================    ================     ==============     =================

                                                AMORTIZED            UNREALIZED          UNREALIZED          APPROXIMATE
            AVAILABLE FOR SALE                     COST                GAINS              (LOSSES)            FAIR VALUE
   --------------------------------------    -----------------    -----------------    --------------      -----------------
   Mortgage-backed securities                     $   240,300            $     344         $  (1,512)           $   239,132
   Federal agency securities                           54,538                    -            (2,228)                52,310
   Corporate debt                                      49,343                    -            (1,468)                47,875
   State and political subdivisions                    36,868                    1              (576)                36,293
                                             -----------------    -----------------    --------------      -----------------

   Total                                          $   381,049            $     345         $  (5,784)           $   375,610
                                             =================    =================    ==============      =================

      Non-marketable equity securities at December 31, 2000 and 1999 consisted of stock of the FHLBB. The Company is required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.

      The amortized cost amounts and fair values and approximate fair values of securities by effective maturity are as follows (Dollars in thousands):

                                                      DECEMBER 31, 2000
                                            --------------------------------------
                                               AMORTIZED
              HELD TO MATURITY                   COST               FAIR VALUE
      ----------------------------------    ----------------     -----------------
      Due within one year                         $  16,251             $  16,243
      Due from one to five years                  1,250,248             1,242,035
      Due five years up to ten years                718,530               716,150
      Due after ten years                           314,265               313,174
                                            ----------------     -----------------

      Total                                     $ 2,299,294           $ 2,287,602
                                            ================     =================

                                                       DECEMBER 31, 2000
                                             --------------------------------------
                                               AMORTIZED            APPROXIMATE
             AVAILABLE FOR SALE                   COST              FAIR VALUE
      ----------------------------------    -----------------    ------------------
      Due within one year                          $   3,396             $   3,397
      Due from one to five years                     577,445               576,639
      Due five years up to ten years                 136,403               138,381
      Due after ten years                             57,525                53,916
                                            -----------------    ------------------

      Total                                       $  774,769             $ 772,333
                                            =================    ==================

      The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

      There were no sales of securities available for sale during the years ended December 31, 2000 and 1999. There were twenty-six securities available for sale sold during the year ended December 31, 1998 for approximately $159.4 million. The gains and losses resulting from these transactions were not material to the Company's Consolidated Financial Statements.

      The carrying value of securities pledged amounted to approximately $2.0 billion and $1.6 billion at December 31, 2000 and December 31, 1999, respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

5.    LOANS

      Loans consist of demand loans with individuals and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or non-performing loans at December 31, 2000 and December 31, 1999. In addition, there have been no loan charge-offs or recoveries during the years ended December 31, 2000, 1999 and 1998. Loans consisted of the following at December 31, 2000 and December 31, 1999 (Dollars in thousands):

                                                                         DECEMBER 31,        DECEMBER 31,
                                                                           2000                  1999
                                                                   -------------------     -----------------
        Loans to mutual funds                                              $   86,316            $   44,369
        Loans to individuals                                                   43,016                65,010
        Loans to others                                                            37                    13
                                                                   -------------------     -----------------
                                                                              129,369               109,392
        Less allowance for loan losses                                            100                   100
                                                                   -------------------     -----------------
        Total                                                              $  129,269            $  109,292
                                                                   ===================     =================

      The Company had commitments to lend of approximately $222 million and $160 million at December 31, 2000 and December 31, 1999, respectively. The terms of these commitments are similar to the terms of outstanding loans.

6.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      The major components of equipment and leasehold improvements are as follows at December 31, 2000 and December 31, 1999 (Dollars in thousands):

                                                                      DECEMBER 31,           DECEMBER 31,
                                                                          2000                   1999
                                                                   -------------------     ------------------
      Furniture, fixtures and equipment                                    $   22,817             $   17,603
      Leasehold improvements                                                    2,832                  1,349
                                                                   -------------------     ------------------

      Total                                                                    25,649                 18,952

      Less accumulated depreciation and amortization                           10,563                  8,615
                                                                   -------------------     ------------------

      Equipment and leasehold improvements, net                            $   15,086             $   10,337
                                                                   ===================     ==================

      The software costs capitalized under the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") are included within the furniture, fixtures and equipment component.

7.    DEPOSITS

      Time deposits at December 31, 2000 and December 31, 1999 include non-interest bearing amounts for both years of approximately $65 million.

      All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 2000 and December 31, 1999.

8.    SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. Repurchase agreements were $1.3 billion and $819 million at December 31, 2000 and 1999 respectively. The interest rate on the outstanding agreements at December 31, 2000 ranged from 5.18% to 5.69% and all agreements matured by January 2, 2001. The interest rate on the outstanding agreements at December 31, 1999 ranged from 3.06% to 6.06% and all agreements matured on January 3, 2000.

      The following securities were pledged under the repurchase agreements at December 31, 2000 and December 31, 1999 (Dollars in thousands):

                                                    DECEMBER 31, 2000                          DECEMBER 31, 1999
                                             AMORTIZED           APPROXIMATE             AMORTIZED             APPROXIMATE
                                               COST               FAIR VALUE               COST                FAIR VALUE
                                         ------------------    -----------------     ------------------     ------------------
      Mortgage-backed securities               $ 1,159,381          $ 1,166,434              $ 681,482              $ 680,818
      Federal agency securities                    144,382              147,935                177,598                176,501
                                         ------------------    -----------------     ------------------     ------------------

      Total                                    $ 1,303,763          $ 1,314,369              $ 859,080              $ 857,319
                                         ==================    =================     ==================     ==================

      The highest amounts outstanding at any month end during the years ended December 31, 2000 and December 31, 1999 were the amounts outstanding at October 31, 2000 and December 31, 1999, respectively. The balances at October 31, 2000 and December 31, 1999 were $1.3 billion and $819 million, respectively. The average balance during the years ended December 31, 2000 and 1999 were approximately $998 million and $572 million, respectively. There were no balances with clients for which the amount at risk exceeded 10% of stockholders' equity.

9.    SHORT-TERM BORROWINGS

      Short-term borrowings consisted of Treasury, tax and loan balances, which were $0.2 million and $1.0 million at December 31, 2000 and 1999, respectively.

      The Company receives federal tax deposits from clients as an agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account. The Federal Reserve Bank charges the Company interest at the Federal Funds rate on such deposits. The interest rate on the outstanding balance at December 31, 2000 was 6.29%.

10.   INCOME TAXES

      The components of income tax expense are as follows for the years ended December 31, 2000, 1999 and 1998 (Dollars in thousands):

                                       DECEMBER 31,            DECEMBER 31,           DECEMBER 31,
                                          2000                    1999                   1998
                                   --------------------    --------------------   --------------------
      Current:
        Federal                              $  15,656                $  9,160             $    7,133
        State                                      300                     393                  1,668
        Foreign                                     68                     (33)                    94
                                   --------------------    --------------------  --------------------
                                                16,024                   9,520                  8,895
                                   --------------------    --------------------   --------------------

      Deferred:
        Federal                                   (224)                    450                   (314)
        State                                       --                      39                   (113)
                                   --------------------    --------------------   --------------------
                                                  (224)                    489                   (427)
                                   --------------------    --------------------   --------------------

      Total income taxes                     $  15,800                $ 10,009             $    8,468
                                   ====================    ====================   ====================

      Differences between the effective income tax rate and the federal statutory rates are as follows for the years ended December 31, 2000, 1999 and 1998:

                                                           DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                              2000                1999                1998
                                                        -----------------    ----------------    ----------------
      Federal statutory rate                                   35.00%                35.00%          35.00%
      State income tax rate, net of federal benefit             0.40                   .90            4.30
      Foreign income taxes with different rates                  --                   (.11)            --
      Tax-exempt income, net of disallowance                   (3.72)                (4.47)          (4.17)
      Other                                                     0.32                   .68            0.87
                                                        -----------------    ----------------    ----------------
      Effective tax rate                                       32.00%                32.00%          36.00%
                                                        =================    ================    ================

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2000 and December 31, 1999 (Dollars in thousands):

                                                                  DECEMBER 31,        DECEMBER 31,
                                                                     2000                1999
                                                                ----------------    ----------------
      Deferred tax assets:
        Employee benefit plans                                         $    828            $    621
        Securities available for sale                                       779               1,904
        Other                                                               210                 210
                                                                ----------------    ----------------
                                                                          1,817               2,735
                                                                ----------------    ----------------
      Deferred tax liabilities:
         Depreciation and amortization                                   (1,153)             (1,170)
                                                                ----------------    ----------------
      Net deferred tax asset                                           $    664             $ 1,565
                                                                ================    ================

11. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

      On January 31, 1997, a trust sponsored and wholly owned by the Company issued $25 million in 9.77% Trust Preferred Securities (the "Capital Securities"), the proceeds of which were invested by the trust in the same aggregate principal amount of the Company's newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Junior Subordinated Debentures"). The $25 million aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of the Trust. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under (i) the Junior Subordinated Debentures; (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued; and (iii) the Amended and Restated Declaration of Trust governing the Trust, constitutes a full and unconditional guarantee of the Trust's obligations under the Capital Securities.

12.   STOCKHOLDERS' EQUITY

      As of December 31, 2000, the Company has authorized 1,000,000 shares of Preferred Stock and 40,000,000 shares of Common Stock, all with a par value of $0.01 per share.

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

      On May 15, 2000, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on May 31, 2000. The dividend was paid on June 15, 2000. A total of 14,858,146 shares of common stock were issued in connection with the split. On February 16, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on March 1, 1999. The dividend was paid on March 17, 1999. A total of 13,595,946 shares of common stock were issued in connection with the stock split. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. The stock splits did not cause any change in the $0.01 par value per share of the common stock or in total stockholders' equity.

      The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

      Under the terms of the Amended and Restated 1995 Stock Plan, the Company may grant options to purchase up to a maximum of 4,640,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock. No options were granted to consultants during the year ended December 31, 2000. Of the 4,640,000 shares of Common Stock authorized for issuance under the plan, 282,869 were available for grant at December 31, 2000.

      The terms of the Amended and Restated 1995 Non-Employee Director Stock Option Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Pursuant to the terms of the Plan, options to purchase 10,000 shares of Common Stock were awarded on November 8, 1995 to each director. Any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, non-employee directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the Amended and Restated 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model. Of the 400,000 shares of Common Stock authorized for issuance under the plan, 87,290 were available for grant at December 31, 2000.

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

      In November 1995, the Company granted 456,000 shares of Common Stock to certain officers of the Company under the 1995 Stock Plan. These grants were subject to the Company's right to repurchase the shares if the officers' employment with the Company terminated. The Company's right to repurchase the shares lapsed over a five-year period. On March 31, 1998, the Company repurchased 4,000 unvested shares for $0.08 million under the terms of the Amended and Restated 1995 Stock Plan. By November 2000, all remaining shares outstanding under these grants were vested.

      On May 29, 1998, the Company granted 40,000 shares of Common Stock to an officer of Investors Capital Services, Inc. This grant is subject to the Company's right to repurchase the shares if the officer's employment with the Company terminates. The Company's right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

      The Company has recorded deferred compensation of $0.3 million and $0.7 million at December 31, 2000 and December 31, 1999 respectively, related to the grants described in the above paragraphs.

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

      A summary of option activity under both the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:

                                                 2000                            1999                                1998
                                        -------------------------        -----------------------          ----------------------
                                                        WEIGHTED-                     WEIGHTED-                           WEIGHTED-
                                                         AVERAGE                       AVERAGE                             AVERAGE
                                                        EXERCISE                      EXERCISE                            EXERCISE
                                        SHARES            PRICE          SHARES         PRICE              SHARES           PRICE
                                        ------         ----------        ------       ---------            ------         ---------
      Outstanding at
          beginning of year             2,960,334          $13            2,811,244         $ 9            2,069,136         $ 7
      Granted                             827,271           57              876,610          20              949,452          12
      Exercised                          (831,493)           8             (668,118)          6             (133,420)          4
      Canceled                            (59,450)          16              (59,402)         10              (73,924)          6
                                      ------------                     -------------                     ------------
      Outstanding at end of
         year                           2,896,662          $27            2,960,334         $13            2,811,244         $ 9
                                      ============                     =============                     ============

      Outstanding and
         exercisable at
         year-end                       1,394,800                         1,341,948                          996,996
                                      ============                     =============                     ============

      The following table summarized information about stock options outstanding at December 31, 2000:

                                     OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
               -------------------------------------------------------------  -------------------------------------
RANGE OF             NUMBER           WEIGHTED-AVERAGE      WEIGHTED-AVERAGE      NUMBER
EXERCISE         OUTSTANDING AT           REMAINING             EXERCISE        EXERCISABLE AT     WEIGHTED-AVERAGE
 PRICES        DECEMBER 31, 2000     CONTRACTUAL LIFE            PRICE        DECEMBER 31, 2000    EXERCISE PRICE
--------       ------------------    -------------------    ----------------  ----------------     ----------------
$ 0-10                  169,290         1.0 years               $ 7                  165,372           $ 7
 10-20                1,296,638            6.9                   12                  719,880            13
 20-50                  817,959            8.3                   22                  441,449            22
 50-90                  612,775            9.8                   69                   68,099            69
                 -----------------                                             ----------------
                      2,896,662            7.6                  $27                1,394,800           $18
                 =================                                             ================

      A summary of the 1997 Employee Stock Purchase Plan is as follows:

                                                   2000               1999             1998
                                               --------------    ---------------    ------------
                                                  SHARES             SHARES           SHARES
                                               --------------    ---------------    ------------
      Total shares available under the
           Plan beginning of year                    357,354            433,604         515,008
      Issued at June 30                              (34,466)           (42,494)        (41,464)
      Issued at December 31                          (23,854)           (33,756)        (39,940)
                                               --------------    ---------------    ------------
      Total shares available under the
           Plan end of year                          299,034            357,354         433,604
                                               ==============    ===============    ============

      During the year ended December 31, 2000, the exercise price of the stock was $21.00 and $36.25, or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 2000 and December 31, 2000, respectively.

      During the year ended December 31, 1999, the exercise price of the stock was $13.75 and $17.50, or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 1999 and December 31, 1999, respectively.

      During the year ended December 31, 1998, the exercise price of the stock was $10.81 and $11.94, or 90% of the average market value of the Common Stock on the last business day of the payment period ending June 30, 1998 and December 31, 1998, respectively.

      EMPLOYEE STOCK-BASED COMPENSATION - With respect to employee stock-based compensation, the Company has adopted the disclosure-only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying financial statements for employee stock-based compensation awarded under the three employee stock option plans because there was no intrinsic value at the date of grant. If compensation cost had been determined for awards granted under the employee stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2000, 1999 and 1998, respectively, would have decreased to the pro forma amounts indicated below (Dollars in thousands):

                                                            DECEMBER 31,          DECEMBER 31,         DECEMBER 31,
                                                                2000                  1999                 1998
                                                         -------------------    -----------------    ------------------
      Net income                      As reported        $       33,576         $    21,268          $    15,055
                                      Pro forma                  25,972              17,264               13,582

      Basic earnings per share        As reported        $         1.13         $      0.74          $      0.56
                                      Pro forma                    0.87                0.61                 0.51

      Diluted earnings per share      As reported        $         1.08         $      0.72          $      0.55
                                      Pro forma                    0.84                0.58                 0.49

      The fair value of each option grant under the employee stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2000, 1999, and 1998, respectively: an assumed risk-free interest rate of 4.92%, 6.44%, and 6.25%, an expected life of ten and five years, an expected volatility of 67%, 44%, and 50%, a dividend yield of 0.08%, 0.17%, and 0.17%.

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

      EARNINGS PER SHARE - Reconciliation from Basic EPS to Diluted EPS for years ended December 31, 2000, 1999 and 1998 is as follows (Dollars in thousands, except per share data):

                                                                                                                PER-SHARE
                                                                              INCOME             SHARES           AMOUNT
                                                                          ---------------     -------------    -------------
       DECEMBER 31, 2000
       BASIC EPS
       Income available to common stockholders                                  $ 33,576        29,707,746       $ 1.13
                                                                                                                 ======
       Dilutive effect of common equivalent shares of stock options
                                                                                                 1,323,481        (0.05)
                                                                                              -------------      ------
       DILUTED EPS
       Income available to common stockholders                                  $ 33,576        31,031,227       $ 1.08
                                                                          ===============     =============      ======
       DECEMBER 31, 1999
       BASIC EPS
       Income available to common stockholders                                   $21,268        28,618,580       $ 0.74
                                                                                                                 ======
       Dilutive effect of common equivalent shares of stock options                              1,090,910        (0.02)
                                                                                              -------------       ------
       DILUTED EPS
       Income available to common stockholders                                   $21,268        29,709,490       $ 0.72
                                                                          ===============     =============      ======
       DECEMBER 31, 1998
       BASIC EPS
       Income available to common stockholders                                   $15,055        26,765,072       $ 0.56
                                                                                                                 ======
       Dilutive effect of common equivalent shares of stock options
                                                                                                   853,720        (0.01)
                                                                                              -------------      ------
       DILUTED EPS
       Income available to common stockholders                                   $15,055        27,618,792       $ 0.55
                                                                          ===============     =============      ======

13.   EMPLOYEE BENEFIT PLANS

      PENSION PLAN - The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997. The benefits are based on years of service and the employee's compensation during employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future.

      The Company has a non-qualified, unfunded, supplemental retirement plan which was established in 1994 and covers certain employees and pays benefits that supplements any benefits paid under the qualified plan. Benefits under the supplemental plan are generally based on compensation not includable in the calculation of benefits to be paid under the qualified plan. The plan document was amended in April 2000 to eliminate the compensation cap and include bonuses and commissions of the certain employees. The projected benefit obligation was $3.8 million as of December 31, 2000 and $0.3 million as of December 31, 1999. The total cost of this plan to the Company was approximately $0.8 million for the year ended December 31, 2000, and $0.1 million for the years ended December 31, 1999 and 1998.

      The following table sets forth the funded status and accrued pension cost for the Company's qualified defined benefit pension plan (Dollars in thousands):

                                                                      DECEMBER 31,             DECEMBER 31,
                                                                          2000                     1999
                                                                  ---------------------    ---------------------
      Change in benefit obligation:
         Projected benefit obligation at beginning of year                    $  8,563                  $ 8,927
           Service cost                                                            672                      775
           Interest cost                                                           660                      604
           Liability loss/(gain)                                                   287                   (1,505)
           Benefits paid                                                          (471)                    (238)
                                                                  ---------------------    ---------------------
         Projected benefit obligation at the end of the year                  $  9,711                  $ 8,563
                                                                  =====================    =====================

      Change in assets:
         Assets at the beginning of the year                                    12,207                   10,348
           Employer contributions                                                   --                      660
           Actual return                                                          (133)                   1,437
           Benefits paid                                                          (471)                    (238)
                                                                  ---------------------    ---------------------
         Assets at the end of the year                                        $ 11,603                 $ 12,207
                                                                  =====================    =====================

      Funded status:
           Projected benefit obligation                                      $  (9,711)                $ (8,563)
           Fair value of plan assets                                            11,603                   12,207
                                                                  ---------------------    ---------------------
           Funded status                                                         1,892                    3,644
                                                                  ---------------------    ---------------------
           Unrecognized net transition asset                                      (223)                    (262)
           Unrecognized prior service cost                                         123                      152
           Unrecognized net gain                                                (2,494)                  (4,191)
                                                                  ---------------------    ---------------------
           Accrued pension cost                                               $   (702)                $   (657)
                                                                  =====================    =====================

      Net pension cost for the Company's qualified defined benefit pension plan included the following components for the years ended December 31, 2000, 1999 and 1998 (Dollars in thousands):

                                                  DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                      2000                 1999                 1998
                                                -----------------     ----------------     ----------------
      Service cost - benefits earned
         during the period                                $  672              $   775                $ 619
      Interest cost on projected benefit
         obligations                                         660                  604                  598
      Return on plan assets                                  133               (1,437)              (1,282)
      Net amortization and deferral                       (1,421)                 448                  443
                                                -----------------     ----------------     ----------------
      Net periodic pension cost                            $  44              $   390                $ 378
                                                =================     ================     ================

      The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:

                                                                                    DECEMBER 31,            DECEMBER 31,
                                                                                        2000                    1999
                                                                                  ------------------      ------------------
      Weighted average discount rate                                                        7.50%                   7.50%
      Rate of increase in future compensation levels                                        5.00                    5.00
      Long-term rate of return on plan assets                                               8.50                    8.50

      EMPLOYEE SAVINGS PLAN - The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $1.3 million, $1.0 million, and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

14.   OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      LINES OF CREDIT - At December 31, 2000, the Company had commitments to individuals under collateralized open lines of credit totaling approximately $279 million, against which approximately $57 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

      INTEREST-RATE CONTRACTS - The contractual or notional amounts of derivative financial instruments, swap agreements, held by the Company at December 31, 2000 and 1999 were approximately $560 million and $520 million, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company experienced no terminations by counterparties of interest rate swaps designated as hedges. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During 2000, the Company entered into agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The original terms range from 12 to 36 months. The weighted-average fixed-payment rates were 6.27% at December 31, 2000. Variable-interest payments received are indexed to one month London Interbank Offered Rate ("LIBOR") and the overnight Federal Funds rate. At December 31, 2000, the weighted-average rate of variable market-indexed interest payment obligations to the Company was 6.26%. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair value was approximately $(5.3) million at December 31, 2000.

15.   COMMITMENTS AND CONTINGENCIES

      RESTRICTIONS ON CASH BALANCES - The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the Federal Reserve Bank as of December 31, 2000 was approximately $26.0 million. In addition, other cash balances in the amount of approximately $2.0 million were pledged to secure clearings with a depository institution, Depository Trust Company, as of December 31, 2000.

      LEASE COMMITMENTS - Minimum future commitments on non-cancelable operating leases at December 31, 2000 were as follows (Dollars in thousands):

      FISCAL YEAR ENDING                BANK PREMISES            EQUIPMENT
      ------------------                -------------            ---------
      2001                                   $ 11,678              $ 3,760
      2002                                     11,658                2,632
      2003                                     11,632                  995
      2004                                     11,632                   --
      2005 and beyond                          42,360                   --

      Total rent expense was approximately $15.0 million, $11.0 million and $9.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      On September 20, 1995, the Company entered into a five-year service agreement with Electronic Data Systems ("EDS") expiring on December 31, 2000. The agreement has since been extended five years to December 31, 2005. Under the terms of the agreement, the Company agreed to pay certain monthly service fees based on usage. Service expense under this contract was $4.2 million, $3.8 million and $3.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      CONTINGENCIES - The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies. The core services include global custody and multicurrency accounting. The value-added services include mutual fund administration, securities lending, foreign exchange and cash management. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at December 31, 2000 that are material to the consolidated financial position or results of operations of the Company.

      On January 16, 2001 a complaint naming the Company and numerous other parties, including Barclays Global Investors, State Street Bank and Merrill Lynch, as defendants in a patent infringement action was filed in the United States District Court for the Northern District of Illinois Eastern Division. In a letter dated January 18, 2001, the plaintiff, Mopex, Inc., indicated its desire to license the patent in issue "at a favorable royalty rate prior to substantial involvement with the Court." This letter alleges that the patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds. The complaint seeks injunctive relief, recovery of reasonable attorney fees, unspecified damages, including interest and costs, and requests that those damages be trebled.

      While the Company does not offer or sell the securities discussed in the complaint, it provides certain custody, accounting or other administrative services for the Barclays iShares family of exchange traded funds. Barclays is one of the defendants named in the complaint. Under the Company's service agreements with Barclays, Barclays has agreed to indemnify the Company against certain claims and losses arising from its relationship. As the Company is in the preliminary stages of assessing the allegations in the complaint, it cannot be sure that it will prevail in the defense of this claim or that indemnification will be available to it under its agreements with Barclays. Any patent litigation would be costly and could divert the attention of management. If the Company was found to infringe the patent, it would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent. The Company cannot be sure that it will be able to obtain a license on a timely basis or on reasonable terms, if at all. As a result, any determination of infringement could have a material adverse effect upon its business, financial condition and results of operations.

      In July 2000, two of the Company's Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. (ITC) and Investors Fund Services (Ireland) Ltd. (IFS), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the "Fund"), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund's investment manager, Ernst & Young, the Fund's auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund's closing to subscriptions in June 1999.

      In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Company continues to investigate this matter. The Company has notified its insurers and intends to defend itself vigorously. Based on its investigation through December 31, 2000, the Company's management does not expect this matter to have a material adverse effect on its results of operations and financial condition.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value and estimated fair value of financial instruments are as follows at December 31, 2000 and 1999 (Dollars in thousands):

                                                                   DECEMBER 31, 2000                     DECEMBER 31, 1999
                                                              -----------------------------     -------------------------------
                                                               CARRYING           FAIR            CARRYING           FAIR
                                                                AMOUNT            VALUE            AMOUNT            VALUE
                                                             --------------   --------------    -------------    --------------
      On-balance sheet amounts:
        Cash and due from banks                                 $   30,489       $   30,489       $   37,624        $   37,624
        Federal funds sold                                         450,000          450,000          150,000           150,000
        Securities held to maturity                              2,299,294        2,287,602        1,763,355         1,730,745
        Securities available for sale                              772,333          772,333          375,610           375,610
        Loans                                                      129,269          129,269          109,292           109,292
        Deposits                                                 2,331,884        2,331,884        1,552,407         1,552,407

      Off-balance sheet amounts:
        Interest rate swap agreements
           (notional amounts of $560 and
           $520 million at December 31,
           2000 and 1999)                                               --          (5,326)               --             4,588

      The Company had commitments to lend at variable rates of $222 million and $160 million at December 31, 2000 and December 31, 1999, respectively. The fair value of these commitments at December 31, 2000 and December 31, 1999 was not significant.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since those dates and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.   FOREIGN EXCHANGE CONTRACTS

      A summary of foreign exchange contracts outstanding at December 31, 2000 and December 31, 1999 is as follows (Dollars in thousands):

                                                 DECEMBER 31, 2000                               DECEMBER 31, 1999
                                       ----------------------------------------    --------------------------------------------
                                                                     UNREALIZED                                      UNREALIZED
      CURRENCY                         PURCHASES          SALES      GAIN/LOSS         PURCHASES        SALES         GAIN/LOSS
      European Unit (EUR)                $ 143,836      $ 143,836      --              $  72,427       $  72,427       --
      Japan (JPY)                           72,022         72,022      --                 30,138          30,138       --
      Switzerland (CHF)                     30,574         30,574      --                     --              --       --
      Australia (AUD)                       14,229         14,229      --                     --              --       --
      Canadian (CAD)                        10,166         10,166      --                     --              --       --
      Britain (GBP)                          9,676          9,676      --                 41,315          41,315       --
      South Africa (ZAR)                     5,581          5,581      --                     --              --       --
      Hong Kong (HKD)                        3,312          3,312      --                     --              --       --
      Other currencies                       1,322          1,322      --                    216             216       --
                                     -------------- -------------- -------------    ------------- --------------- --------------
                                         $ 290,718      $ 290,718      --              $ 144,096       $ 144,096       --
                                     ============== ============== =============    ============= =============== ==============

      The maturity of contracts outstanding as of December 31, 2000 is as follows (Dollars in thousands):

          MATURITY                            PURCHASES                 SALES
          January 2001                         $ 95,625               $ 95,625
          February 2001                          79,081                 79,081
          March 2001                             83,378                 83,378
          May 2001                               12,778                 12,778
          June 2001                              19,856                 19,856

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Bank and the Company for the years ended December 31, 2000 and December 31, 1999 (Dollars in thousands):

                                                                                                             TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                            FOR CAPITAL                   PROMPT CORRECTIVE
                                               ACTUAL                    ADEQUACY PURPOSES:              ACTION PROVISIONS:
                                     ---------------------------    -----------------------------    ----------------------------
                                        AMOUNT          RATIO           AMOUNT           RATIO          AMOUNT           RATIO
                                     --------------    ---------    ---------------    ----------    --------------    ----------
     AS OF DECEMBER 31, 2000:
       Total Capital
        (to Risk Weighted Assets-
          the Company)                    $170,499       13.39%           $101,847         8.00%              N/A           N/A
        (to Risk Weighted
          Assets- the Bank)               $166,850       13.12%           $101,735         8.00%          $127,169        10.00%
       Tier I Capital
        (to Risk Weighted Assets-
          the Company)                    $170,399       13.38%           $ 50,923         4.00%              N/A           N/A
       (to Risk Weighted
          Assets- the Bank)               $166,750       13.11%           $ 50,867         4.00%          $ 76,301         6.00%
       Tier I Capital
        (to Average Assets- the
          Company)                        $170,399        5.16%           $132,218         4.00%              N/A           N/A
        (to Average Assets- the
          Bank)                           $166,750        5.05%           $132,172         4.00%          $165,215         5.00%
     AS OF DECEMBER 31, 1999:
      Total Capital
        (to Risk Weighted Assets-
          the Company)                    $124,861       14.97%            $66,726         8.00%              N/A           N/A
        (to Risk Weighted Assets-
          the Bank)                       $121,947       14.66%            $66,567         8.00%           $83,209        10.00%
      Tier I Capital
        (to Risk Weighted Assets-
          the Company)                    $124,761       14.96%            $33,363         4.00%              N/A           N/A
        (to Risk Weighted Assets-
          the Bank)                       $121,847       14.64%            $33,283         4.00%           $49,925         6.00%
      Tier I Capital
        (to Average Assets- the
          Company)                        $124,761        5.46%            $91,382         4.00%              N/A           N/A
        (to Average Assets- the
          Bank)                           $121,847        5.34%            $91,310         4.00%          $114,138         5.00%

      Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of "net profits" and to the extent that such payments will not impair the Bank's capital stock and surplus account. Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                    FIRST               SECOND               THIRD                FOURTH
          YEAR ENDED DECEMBER 31, 2000             QUARTER             QUARTER              QUARTER               QUARTER
      -------------------------------------    ----------------    -----------------    -----------------     ----------------
      Interest income                                 $ 37,794             $ 41,967             $ 47,554             $ 54,430
      Interest expense                                  24,837               28,937               32,114               37,039
      Non-interest income                               40,112               39,846               40,808               41,275
      Operating expenses                                41,774               40,322               42,718               44,226
      Income before income taxes and
           minority interest                            11,295               12,554               13,530               14,440
      Income taxes                                       3,632                4,036                4,348                4,639
      Minority interest                                    397                  397                  397                  397
      Net income                                         7,266                8,121                8,785                9,404
      Basic earnings per share                            0.25                 0.27                 0.29                 0.32
      Diluted earnings per share                          0.24                 0.26                 0.28                 0.30

                                                    FIRST               SECOND               THIRD                FOURTH
          YEAR ENDED DECEMBER 31, 1999             QUARTER             QUARTER              QUARTER               QUARTER
      -------------------------------------    ----------------    -----------------    -----------------     ----------------
      Interest income                                 $ 20,210             $ 25,020             $ 28,374             $ 32,998
      Interest expense                                  13,060               16,390               19,313               22,067
      Non-interest income                               31,633               32,352               34,304               35,473
      Operating expenses                                30,927               32,832               34,749               37,307
      Income before income taxes and
           minority interest                             7,856                8,150                8,616                9,097
      Income taxes                                       2,828                2,454                2,597                2,911
      Minority interest                                    391                  427                  427                  416
      Net income                                         4,637                5,269                5,592                5,770
      Basic earnings per share                            0.17                 0.18                 0.19                 0.20
      Diluted earnings per share                          0.17                 0.18                 0.18                 0.19

20.   SEGMENT REPORTING

      The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the years ended December 31, 2000, 1999, and 1998, and long-lived assets by geographic area for the years ended December 31, 2000 and 1999 (Dollars in thousands):

                                             NET OPERATING REVENUE
                                       FOR THE YEARS ENDED DECEMBER 31,                            LONG-LIVED ASSETS
                            -------------------------------------------------------        -----------------------------------
GEOGRAPHIC
INFORMATION:                 2000                  1999                 1998                  2000                1999
--------------------    ----------------     ----------------     -----------------     ----------------    ------------------
United States               $213,056             $162,155              $117,959            $ 48,878                $49,625

Ireland                        5,576                4,817                 3,934                 247                    338

Canada                         2,147                2,461                 3,445                  55                    150

Cayman Islands                    80                  101                   212                  --                     --
                        ----------------     ----------------     -----------------     ---------------    -------------------

Total                       $220,859             $169,534             $ 125,550            $ 49,180                $50,113
                        ================     ================     =================     ===============    ===================

      No one customer exceeded 10% of the Company's consolidated net operating revenues for the year ended December 31, 2000, 1999, and 1998.

      The following represents the Company's asset servicing fees by service line for the years ended December 31, 2000, 1999, and 1998 (Dollars in thousands):


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------
ASSET SERVICING FEES BY SERVICE LINES:             2000               1999                1998
------------------------------------------    ----------------  ---------------     -------------
Custody accounting, transfer agency, and
administration                                   $ 126,413           $ 106,642        $  81,448

Cash management                                     10,989              11,167            5,904

Foreign exchange                                    10,589               5,859            5,020

Securities lending                                   9,942               7,213            3,625

Investment advisory                                  1,605               1,597              760
                                              -------------     ---------------   --------------
Total                                            $ 159,538           $ 132,478        $  96,757
                                              =============     ===============   ==============

21.   FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SERVICES CORP. (PARENT ONLY)

      The following represents the separate condensed financial statements of IFSC as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998 (Dollars in thousands):

      STATEMENTS OF INCOME                            DECEMBER 31, 2000       DECEMBER 31, 1999       DECEMBER 31, 1998
      --------------------                            -----------------       -----------------       -----------------
      Equity in undistributed income of
           bank subsidiary                                    $    35,376               $ 22,748              $   15,427
      Equity in undistributed income/(loss) of
           non-bank subsidiaries                                     (106)                    83                      89
      Dividend income from bank subsidiary                             --                     --                   1,259
      Dividend income from non-bank subsidiaries                       76                     76                      76
      Management fee paid by non-bank subsidiaries                    110                    240                     140
      Interest expense on subordinated debt                        (2,518)                (2,518)                 (2,518)
      Income tax benefit                                              953                    881                     962
      Operating expenses                                             (315)                  (242)                   (380)
                                                     ---------------------    -------------------    --------------------
      Net income                                              $    33,576               $ 21,268              $   15,055
                                                     =====================    ===================    ====================

      BALANCE SHEETS
      --------------                                                           DECEMBER 31, 2000         DECEMBER 31, 1999
                                                                               -----------------         -----------------
      Assets:
        Cash                                                                          $    2,712               $   1,461
        Investments in bank subsidiary                                                   199,405                 158,142
        Investments in non-bank subsidiaries                                               1,547                   1,653
        Receivable due from bank subsidiary                                                  536                     573
        Receivable due from non-bank subsidiary                                              516                     471
        Income tax receivable                                                                 --                     417
        Other assets                                                                           3                      33
                                                                               -----------------         -----------------
      Total Assets                                                                    $  204,719              $  162,750
                                                                               ==================        =================
      Liabilities and Stockholders' Equity

      Liabilities
        Accrued expenses                                                              $       48              $       22
        Payable due to non-bank subsidiary                                                    89                     113
        Income tax payable                                                                    --                      --
        Other liabilities                                                                     --                       3
        Subordinated debt                                                                 25,774                  25,774
                                                                               -----------------         -----------------
            Total Liabilities                                                             25,911                  25,912
                                                                               -----------------         -----------------
      Stockholders' Equity
         Common stock                                                                        299                     146
         Surplus                                                                          95,007                  87,320
         Deferred compensation                                                              (247)                   (689)
         Retained earnings                                                                85,188                  53,542
         Accumulated other comprehensive loss, net                                        (1,439)                 (3,481)
         Treasury stock                                                                       --                      --
                                                                               -----------------         -----------------
            Total Stockholders' Equity                                                   178,808                 136,838
                                                                               -----------------         -----------------
      Total Liabilities and Stockholders' Equity                                      $  204,719              $  162,750
                                                                               ==================        =================

21. FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SERVICES CORP. (PARENT ONLY) (CONTINUED) (DOLLARS IN THOUSANDS):

      STATEMENTS OF CASH FLOWS                              DECEMBER 31, 2000     DECEMBER 31, 1999      DECEMBER 31, 1998
      ------------------------                             --------------------   -------------------    -------------------
      Cash flows from operating activities:
         Net income                                             $    33,576             $ 21,268             $  15,055
                                                           --------------------   -------------------    -------------------
      Adjustments to reconcile net income to
       net cash provided by/(used by)
       operating activities:
         Amortization of deferred compensation                           440                 510                   550
         Change in assets and liabilities:
             Receivable due from bank subsidiary                          37                (573)                1,456
             Receivable due from non-bank subsidiary                     (45)                406                  (878)
             Income tax receivable                                       417                (417)                    2
             Income tax payable                                           --                  (1)                    1
             Payable due to non-bank subsidiary                          (24)                 (8)                  121
             Accrued expenses                                             26                  (1)                   --
             Other assets                                                 30                 (30)                    3
             Other liabilities                                            (3)                (15)                 (142)
         Equity in undistributed earnings
           of bank subsidiary                                        (35,376)            (22,748)              (15,427)
         Equity in undistributed earnings of
           non-bank subsidiary                                           106                 (83)                 (395)
                                                         --------------------   -------------------    -------------------
      Total adjustments                                              (34,392)            (22,960)              (14,709)
                                                         --------------------   -------------------    -------------------
      Net cash (used by)/provided by operating
        activities                                                      (816)             (1,692)                  346
                                                         --------------------   -------------------    -------------------
      Cash flows from investing activities:
         Payments for investments in and
              advances to subsidiary                                      --             (26,000)                   --
                                                         --------------------   -------------------    -------------------
      Net cash used by investing activities                               --             (26,000)                   --
                                                         --------------------   -------------------    -------------------
      Cash flows from financing activities:
         Proceeds from exercise of stock options                       3,848               2,283                 1,379
         Purchase of treasury stock                                       --                  --                   (77)
         Proceeds from issuance of common stock                           --              26,000                    --
         Dividends paid                                               (1,781)             (1,142)                 (791)
                                                         --------------------   -------------------    -------------------
      Net cash provided by financing activities                        2,067              27,141                   511
                                                         --------------------   -------------------    -------------------
      Net increase/(decrease) in cash and due from
        banks                                                          1,251                (551)                  857
      Cash and due from banks, beginning of period                     1,461               2,012                 1,155
                                                         --------------------   -------------------    -------------------
        Cash and due from banks, end of period                    $    2,712            $  1,461             $   2,012
                                                       ====================== =====================  =====================