Form 10-K405/A
period 2000-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2001-02-02
CIK 949589

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       The aggregate market value of Common Stock held by non-affiliates of the registrant was $2,336,760,567 based on the last reported sale price of $83.250 on The Nasdaq National Market on January 30, 2001 as reported by Nasdaq.

       As of January 30, 2001, there were 30,064,569 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such Proxy Statement are incorporated by reference in Part III.

================================================================================

                                 EXPLANATORY NOTE

This Amendment No. 1 on form 10-K/A to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Report") is being filed to correct typographical errors and to file certain Exhibits. The Registrant's Consolidated Financial Statements referenced in Item 8 and Item 14 of the Report have not changed.

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

       -    Performance measurement

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

SIGNIFICANT CLIENTS

       No single client of ours represented more than 10% of net operating revenues for the years ended December 31, 2000, 1999, and 1998.

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

       Further, the Gramm-Leach-Bliley Act, which includes new sections of the National Bank Act and the Federal Deposit Insurance Act governing the establishment and operation of financial subsidiaries, permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC recently issued final rules governing the establishment of financial subsidiaries by insured state nonmember banks. The final rules restate the FDIC's position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, will continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed a financial subsidiary.

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

See Note 15 of the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

       On January 16, 2001, a complaint naming us and numerous other parties, including Barclays Global Investors, State Street Bank and Merrill Lynch, as defendants in a patent infringement action was filed in the United States District Court for the Northern District of Illinois Eastern Division. In a letter dated January 18, 2001, the plaintiff, Mopex, Inc., indicated its desire to license the patent in issue "at a favorable royalty rate prior to substantial involvement with the Court." This letter alleges that the patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds. The complaint seeks injunctive relief, recovery of reasonable attorney fees, unspecified damages, including interest and costs, and requests that those damages be trebled.

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

       As of January 30, 2001, there were approximately 880 stockholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

       YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

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

       On November 28, 2000, we agreed to purchase the advisor custody unit of The Chase Manhattan Bank. This unit provided institutional custody services to accounts holding approximately $27 billion in assets as of October 31, 2000. These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors. Under the terms of the asset purchase agreement, we will pay to Chase a total purchase price of up to $42 million, of which a portion will be contingent upon client retention, plus the book value of loans to clients that totaled approximately $38 million at October 31, 2000. The closing of the purchase is subject to customary closing conditions and regulatory approvals. Subject to the satisfaction of the foregoing conditions, we expect that the closing of the purchase will occur in the first quarter of 2001. We expect the client accounts to be converted to our custody system in mid-2001. The transaction will be accounted for as a purchase.

       On January 1, 2001, we adopted SFAS No. 133 and the corresponding amendments and SFAS No. 138. On adoption of these new accounting standards, we recorded a transition adjustment recognizing an after tax reduction in Other Comprehensive Income of $3.9 million. In conjunction with the adoption, we elected to reclassify approximately $339.3 million of securities from held to maturity to available for sale, which further reduced Other Comprehensive Income, net of tax, by approximately $0.8 million.

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
                                          =================   =================


       Asset servicing fees were $159.5 million in 2000, up 20% from 1999. The largest component of asset servicing fees is asset-based fees, which increased due to the increase in assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, and institutional transfer agency. Total net assets processed increased $13 billion from 1999 to $303 billion at December 31, 2000. This net increase includes several components (Dollars in billions):

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
                                              ============      ============      ===========

       Our investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for us. In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The portfolio is comprised of securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), and Federal agency callable bonds issued by FHLMC and the FHLB, municipal securities, corporate debt securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

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

       The book value and weighted average yield of our securities held to maturity at December 31, 2000 are reflected in the following table (Dollars in thousands):

                                                                                  YEARS
                                     -------------------------------------------------------------------------------------
                                         UNDER 1                    1 TO 5              5 TO 10               OVER 10
                                      AMOUNT    YIELD      AMOUNT        YIELD     AMOUNT     YIELD     AMOUNT      YIELD
                                    --------- --------   ------------- --------   ---------  -------   ---------   -------
Mortgage-backed securities          $11,208      5.72%    $1,128,883      6.97%    $521,578    7.38%   $238,632       7.29%
Federal agency securities              --        --          118,842      7.19      192,967    7.50       --           --
State and political subdivisions       --        --            --          --         3,985    5.62      75,633       5.44
Foreign government securities         5,043      6.84          2,523      6.85        --        --        --           --
                                    -------               ----------               --------            --------
Total securities held to maturity   $16,251      6.07%    $1,250,248      6.99%    $718,530    7.41%   $314,265       6.84%
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

       We also use gap analysis as a secondary tool to manage our interest rate sensitivity. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. As shown in the table below, at December 31, 2000, interest-bearing liabilities repriced faster than interest-earning assets, as has been typical for us. If all other variables remained constant, in the short-term, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income. Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

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

              2. FINANCIAL STATEMENT SCHEDULES.

              None.

              3. LIST OF EXHIBITS.

EXHIBIT NO.                   DESCRIPTION
2.1(1)                        Plan of  Exchange  of  Common  and Class A Stock of the  Company  for all  outstanding  stock of
                              Investors Bank
3.1(1)                        Certificate of Incorporation of the Company
3.2(1)                        By-laws of the Company
3.3(9)                        Certificate of Amendment of Certificate of Incorporation of the Company
4.1(1)                        Specimen certificate representing the Common Stock
4.2(1)                        Stockholder Rights Plan
4.3(6)                        Amendment No.1 to Stockholder Rights Plan
4.4(10)                       Amendment No.2 to Stockholder Rights Plan
10.1(4) *                     Amended and Restated 1995 Stock Plan
10.2(4)*                      Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3(2)                       Information  Technology Services Contract between the Company and Electronic Data Systems,  Inc.
                              dated September 20, 1995
10.4(2)                       Lease Agreement between the Company and John
                              Hancock Mutual Life Insurance Company, dated
                              November 13, 1995, for the premises located at 200
                              Clarendon Street, Boston, Massachusetts
10.5(3)*                      1995 Employee Stock Purchase Plan
10.6(3)                       Amended and  Restated  Declaration  of Trust among the Company and the Trustees  named  therein, dated January 31, 1997
10.7(3)                       Purchase  Agreement among the Company,  Investors  Capital Trust I and Keefe,  Bruyette & Woods,
                              Inc., dated January 30, 1997 (Included in Exhibit 10.19)
10.8(3)                       Indenture between the Company and The Bank of New York, dated January 31, 1997

10.9(3)                       Registration Rights Agreement,  among the Company, Investors Capital Trust I and Keefe, Bruyette
                              & Woods, Inc., dated January 31, 1997
10.10(3)                      Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997
10.11(3)                      Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New
                              York as Capital Securities Guarantee Trustee, dated January 31, 1997
10.12(5)                      Agreement and Plan of Merger dated as of May 12, 1998 by and among the Company, AMT Capital
                              Services, Inc., Alan M. Trager, Carla E. Dearing and the other parties named therein
10.13(7)                      Purchase and Sale Agreement dated as of July 17, 1998 by and between Investors Bank & Trust
                              Company and BankBoston, N.A.
10.14(8)                      Stock Purchase Agreement, dated as of March 19, 1999, by and between the Company and Oakmont
                              Corporation
10.15(11)                     Asset Purchase Agreement between the Company and The Chase Manhattan Bank dated as of November
                              28, 2000
10.16(12)                     First Amendment, effective January 1, 2000 to Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.17*                        Amended and Restated Employment Agreement between the Company and Kevin Sheehan
10.18*                        Change of Control Employment Agreement between the Company and Kevin Sheehan
10.19*                        Amended and Restated Employment Agreement between the Company and Michael Rogers
10.20*                        Change of Control Employment Agreement between the Company and Michael Rogers
10.21*                        Amended and Restated Employment Agreement between the Company and Edmund Maroney
10.22*                        Change of Control Employment Agreement between the Company and Edmund Maroney
10.23*                        Amended and Restated Employment Agreement between the Company and Robert Mancuso
10.24*                        Change of Control Employment Agreement between the Company and Robert Mancuso
10.25*                        Amended and Restated Employment Agreement between the Company and Karen Keenan
10.26*                        Change of Control Employment Agreement between the Company and Karen Keenan
10.27*                        Amended and Restated Employment Agreement between the Company and John Henry
10.28*                        Change of Control Employment Agreement between the Company and John Henry
21.1(12)                      Subsidiaries of the Company
23.1                          Consent of Deloitte & Touche LLP
24.1(12)                      Power of Attorney (See Page 41 of this Report)

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-95980).
(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.
(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1997.
(4) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1998.
(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-58031)
(6) Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1998.
(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on August 19, 1998.
(8) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on March 31, 1999.
(9) Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 2000.
(10) Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 25, 2000.
(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on December 6, 2000.
(12)   Previously filed.
* Indicates a management contract or a compensatory plan, contract or arrangement.

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

       (d) FINANCIAL STATEMENT SCHEDULES

       None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 31st day of January, 2001.

                                       INVESTORS FINANCIAL SERVICES CORP.

                                       By: /S/ KEVIN J. SHEEHAN
                                          --------------------------------------
                                           Kevin J. Sheehan
                                           President, Chief Executive Officer
                                           and Chairman of the Board

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated and on the 31st day of January, 2001.

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

/S/                 *                                            Director
--------------------------------------------
Robert B. Fraser

/S/                 *                                            Director
--------------------------------------------
Donald G. Friedl

/S/                 *                                            Director
--------------------------------------------
James M. Oates

/S/                 *                                            Director
--------------------------------------------
Phyllis S. Swersky

/S/                 *                                            Director
--------------------------------------------
Thomas P. McDermott

/S/                 *                                            Director
--------------------------------------------
Frank B. Condon, Jr.

* By: /S/ Kevin J. Sheehan
  ------------------------------------------
  Kevin J. Sheehan
  (Attorney in Fact)

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