Form 10-Q
period 2001-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 2001-05-09
CIK 949589

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q
                                 --------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                                     0-26996
                            (Commission File Number)
                                 --------------

                       INVESTORS FINANCIAL SERVICES CORP.
             (Exact name of registrant as specified in its charter)
                                 --------------

           DELAWARE                                     04-3279817
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                       200 CLARENDON STREET,
                      P.O. BOX 9130, BOSTON, MA                   02117-9130
               (Address of principal executive offices)           (Zip Code)

                                 (617) 937-6700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         As of April 30, 2001 there were 31,738,645 shares of Common Stock outstanding.

================================================================================

                       INVESTORS FINANCIAL SERVICES CORP.

                                      INDEX

                                                                                                            PAGE
PART I.          FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets (unaudited)
                   March 31, 2001 and December 31, 2000 ...................................................   3

                 Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)
                   Three months ended March 31, 2001 and 2000..............................................   4

                 Condensed Consolidated Statements of Stockholder's Equity (unaudited)
                   Three months ended March 31, 2001 and 2000..............................................   5

                 Condensed Consolidated Statements of Cash Flows (unaudited)
                   Three months ended March 31, 2001 and 2000..............................................   6

                 Notes to Condensed Consolidated Financial Statements......................................   7

Item 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................................................   17

Item 3.          Quantitative and Qualitative Disclosure about Market Risk.................................   30

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K..........................................................   31

SIGNATURES.................................................................................................   31

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       INVESTORS FINANCIAL SERVICES CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          2001            2000
                                                                                      --------------  --------------
                                      ASSETS
Cash and due from banks............................................................       $  25,160        $ 30,489
Federal funds sold.................................................................          17,000         450,000
Securities available for sale......................................................       1,363,545         772,333
Securities held to maturity (approximate fair value of $2,729,240 and $2,287,602
   at March 31, 2001 and December 31, 2000, respectively)..........................       2,723,318       2,299,294
Non-marketable equity securities...................................................          23,000          15,000
Loans, less allowance for loan losses of $100 at March 31, 2001 and December 31,
   2000............................................................................         110,706         129,269
Accrued interest and fees receivable...............................................          61,178          48,003
Equipment and leasehold improvements, less accumulated depreciation of $11,493 and
   $10,563 at March 31, 2001 and December 31, 2000, respectively...................          16,779          15,086
Goodwill, net......................................................................          66,452          34,094
Other assets.......................................................................          23,020          17,547
                                                                                      --------------  --------------
TOTAL ASSETS.......................................................................     $ 4,430,158      $3,811,115
                                                                                      ==============  ==============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
     Demand........................................................................       $ 272,282        $362,946
     Savings.......................................................................       1,736,504       1,903,938
     Time..........................................................................          65,000          65,000
                                                                                      --------------  --------------
         Total deposits............................................................       2,073,786       2,331,884

Securities sold under repurchase agreements........................................       1,238,724       1,251,725
Short-term and other borrowings....................................................         735,081             246
Other liabilities..................................................................          54,979          24,206
                                                                                      --------------  --------------
         Total liabilities.........................................................       4,102,570       3,608,061
                                                                                      --------------  --------------
Commitments and contingencies

Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures
   of the Company..................................................................          24,253          24,246
                                                                                      --------------  --------------
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and
   outstanding: 0 at March 31, 2001 and December 31, 2000).........................               -               -
Common stock, par value $0.01 (shares authorized:  40,000,000 at March 31, 2001 and December 31, 2000; issued and outstanding: 31,713,176 at March 31, 2001 and
   29,912,711 at December 31, 2000)                                                             317             299
Surplus............................................................................         213,321          95,007
Deferred compensation..............................................................            (546)           (247)
Retained earnings..................................................................          94,937          85,188
Accumulated other comprehensive loss, net..........................................          (4,694)         (1,439)
Treasury stock, par value $0.01 (10,814 shares at March 31, 2001 and December 31,
2000)..............................................................................               -               -
                                                                                      --------------  --------------
           Total stockholders' equity..............................................         303,335         178,808
                                                                                      --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................     $ 4,430,158     $ 3,811,115
                                                                                      ==============  ==============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       INVESTORS FINANCIAL SERVICES CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   MARCH 31,          MARCH 31,
                                                                                     2001               2000
                                                                             --------------------  ----------------
OPERATING REVENUE:
Interest income:
   Federal funds sold and securities purchased under resale agreements....             $   929           $   898
   Investment securities held to maturity and available for sale..........              57,021            35,480
   Loans..................................................................               1,367             1,416
                                                                             ------------------  ----------------
       Total interest income..............................................              59,317            37,794
                                                                             ------------------  ----------------
Interest expense:
   Deposits...............................................................              19,430            12,510
   Short-term and other borrowings........................................              18,418            12,327
                                                                             ------------------  ----------------
       Total interest expense.............................................              37,848            24,837
                                                                             ------------------  ----------------
       Net interest income................................................              21,469            12,957

Non-interest income:
   Asset servicing fees...................................................              48,432            39,716
   Other operating income.................................................                 781               396
                                                                             ------------------  ----------------
       Net operating revenue..............................................              70,682            53,069

OPERATING EXPENSES:
 Compensation and benefits................................................              33,914            26,527
 Technology and telecommunications........................................               8,042             4,595
 Occupancy................................................................               3,536             2,072
 Transaction processing services..........................................               2,574             2,519
 Depreciation and amortization............................................               1,362             1,043
 Travel and sales promotion...............................................                 998               669
 Professional fees........................................................                 745             1,074
 Amortization of goodwill.................................................                 650               421
 Other operating expenses.................................................               3,032             2,854
                                                                             ------------------  ----------------
       Total operating expenses...........................................              54,853            41,774
                                                                             ------------------  ----------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST..........................              15,829            11,295

Provision for income taxes................................................               5,084             3,632
Minority interest expense, net of income taxes............................                 397               397
                                                                             ------------------  ----------------
NET INCOME................................................................              10,348             7,266
                                                                             ------------------  ----------------
Other comprehensive income/(loss) net of tax of ($1,998) and $423, respectively:
   Cumulative effect of a change in accounting principle..................              (3,934)                -
   Net unrealized investment gain.........................................               2,344               898
   Net unrealized derivative instrument loss..............................              (1,665)                -
                                                                             ------------------  ----------------
       Other comprehensive income/(loss)..................................              (3,255)              898
                                                                             ------------------  ----------------
COMPREHENSIVE INCOME......................................................           $   7,093          $  8,164
                                                                             ==================  ================
BASIC EARNINGS PER SHARE..................................................            $   0.33          $   0.25
                                                                             ==================  ================
DILUTED EARNINGS PER SHARE................................................            $   0.32          $   0.24
                                                                             ==================  ================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       INVESTORS FINANCIAL SERVICES CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          MARCH 31,       MARCH 31,
                                                                                            2001            2000
                                                                                       ------------    -------------
         COMMON SHARES
         Balance, beginning of period ..........................................        29,912,711          14,610,154
         Exercise of stock options .............................................           176,320             175,609
         Common stock issuance .................................................         1,624,145                --
                                                                                      ------------        ------------
         Balance, end of period ................................................        31,713,176          14,785,763
                                                                                      ============        ============
         TREASURY SHARES
         Balance, beginning of period ..........................................            10,814              10,814
                                                                                      ------------        ------------
         Balance, end of period ................................................            10,814              10,814
                                                                                      ============        ============
         COMMON STOCK
         Balance, beginning of period ..........................................      $        299        $        146
         Exercise of stock options .............................................                 2                   2
         Common stock issuance .................................................                16                  --
                                                                                      ------------        ------------
         Balance, end of period ................................................               317                 148
                                                                                      ------------        ------------
         SURPLUS
         Balance, beginning of period ..........................................            95,007              87,320
         Exercise of stock options .............................................               438                 300
         Tax benefit from exercise of stock options ............................             1,712               1,529
         Common stock issuance .................................................           116,164                  --
                                                                                      ------------        ------------
         Balance, end of period ................................................           213,321              89,149
                                                                                      ------------        ------------
         DEFERRED COMPENSATION
         Balance, beginning of the period ......................................              (247)               (689)
         Common stock issuance..................................................              (335)                  -
         Amortization of deferred compensation .................................                36                 128
                                                                                      ------------        ------------
         Balance, end of period ................................................              (546)               (561)
                                                                                      ------------        ------------
         RETAINED EARNINGS
         Balance, beginning of period ..........................................            85,188              53,542
         Net income ............................................................            10,348               7,266
         Cash dividend, $0.02 and $0.015 per share in the periods ending
         March 31, 2001 and 2000, respectively .................................              (599)               (443)
                                                                                      ------------        ------------
         Balance, end of period ................................................            94,937              60,365
                                                                                      ------------        ------------
         ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET
         Balance, beginning of period ..........................................            (1,439)             (3,481)
         Cumulative effect of a change in accounting principle .................            (3,934)                 --
         Net unrealized investment gain ........................................             2,344                 898
         Net unrealized  derivative instrument loss ............................            (1,665)                 --
                                                                                      ------------        ------------
         Balance, end of period ................................................            (4,694)             (2,583)
                                                                                      ------------        ------------
         TREASURY STOCK
         Balance, beginning of period ..........................................                --                  --
                                                                                      ------------        ------------
         Balance, end of period ................................................                --                  --
                                                                                      ------------        ------------
         TOTAL STOCKHOLDERS' EQUITY ............................................      $    303,335        $    146,518
                                                                                      ============        ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       INVESTORS FINANCIAL SERVICES CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                 MARCH 31,          MARCH 31,
                                                                                   2001               2000
                                                                             ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................         $    10,348        $    7,266
                                                                             ------------------  ----------------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..........................................               2,012             1,464
   Amortization of deferred compensation..................................                  36               128
   Amortization of premiums on securities, net of accretion of discounts..                (313)              911
   Changes in assets and liabilities:
       Accrued interest and fees receivable...............................             (13,176)           (1,725)
       Other assets.......................................................              (1,762)           (1,378)
       Other liabilities..................................................              18,495            19,678
                                                                             ------------------  ----------------
           Total adjustments..............................................               5,292            19,078
                                                                             ------------------  ----------------
       Net cash provided by operating activities..........................              15,640            26,344
                                                                             ------------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale.................              87,812            12,844
Proceeds from maturities of securities held to maturity...................             120,324            45,642
Purchases of securities available for sale................................            (269,526)          (61,392)
Purchases of securities held to maturity..................................            (946,508)         (204,880)
Purchases of non-marketable equity securities.............................              (8,000)                -
Net decrease in federal funds sold........................................             433,000           100,000
Net increase in loans.....................................................              18,563            10,766
Purchase of business......................................................             (33,008)                -
Purchases of equipment and leasehold improvements.........................              (3,048)           (1,154)
                                                                             ------------------  ----------------
       Net cash used for investing activities.............................            (600,391)          (98,174)
                                                                             ------------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits...........................................             (90,665)          (43,579)
Net decrease in time and savings deposits.................................            (167,433)         (131,261)
Net increase in short-term and other borrowings...........................             721,834           231,822
Proceeds from exercise of stock options...................................                 440               302
Proceeds from issuance of common stock....................................             115,845                 -
Cash dividends to shareholders............................................                (599)             (443)
                                                                             ------------------  ----------------
       Net cash provided by financing activities..........................             579,422            56,841
                                                                             ------------------  ----------------
NET DECREASE IN CASH AND DUE FROM BANKS...................................              (5,329)          (14,989)
                                                                             ------------------  ----------------
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD..............................              30,489            37,624
                                                                             ------------------  ----------------
CASH AND DUE FROM BANKS, END OF PERIOD....................................        $     25,160       $    22,635
                                                                             ==================  ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.................................................        $     37,626       $    23,332
                                                                             ==================  ================
   Cash paid for income taxes.............................................         $     1,737       $     2,585
                                                                             ==================  ================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       INVESTORS FINANCIAL SERVICES CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION AS OF AND FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                  IS UNAUDITED)

1.    DESCRIPTION OF BUSINESS

      Investors Financial Services Corp. (`IFSC') provides asset servicing for the financial services industry through its wholly owned subsidiaries, Investors Bank & Trust Company (the `Bank') and Investors Capital Services, Inc. The Company provides global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

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

2.     INTERIM FINANCIAL STATEMENTS

       The condensed consolidated interim financial statements of the Company and subsidiaries as of March 31, 2001 and 2000 and for the three-month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America are included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current periods' presentation.

       Effective January 1, 2001, the Company adopted SFAS 133, as amended and interpreted, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (`OCI'). Ineffective portions of changes, as determined in accordance with SFAS 133, in the fair value of the cash flow hedges are recognized in earnings. For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings.

       The adoption of SFAS 133 on January 1, 2001, resulted in no cumulative effect-type adjustment to net income. However, the Company recorded a reduction to OCI of $3.9 million, net of tax, and a corresponding liability for the fair value of the interest rate swaps. The reduction to OCI and the recognition of the liability are primarily attributable to net unrealized losses on cash flow hedges as of initial adoption.

       The Company uses derivative instruments to manage exposures to interest rate risks. The Company routinely enters into interest rate swap agreements in which the Company pays a fixed interest rate and receives a floating interest rate. These transactions are designed to hedge a portion of the Company's liabilities in connection with securities sold under repurchase agreements. By entering into a pay-fixed/receive-floating interest rate swap, a portion of the liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement. Most of these derivatives have been designated as highly effective cash flow hedges. An insignificant portion of the derivatives used to manage exposures to interest rate risks were not considered highly effective and therefore, did not qualify for hedge accounting.

       Hedge ineffectiveness, determined in accordance with SFAS 133, had an insignificant impact on earnings for the three months ended March 31, 2001. No cash flow hedges were dedesignated or discontinued for the three months ended March 31, 2001.

       For the three months ended March 31, 2001, net interest income included a net loss of $0.7 million, net of tax, on interest rate swaps relating to SFAS 133. The net loss consisted of a $0.3 million loss, net of tax, on changes in the fair value of derivative instruments not designated as hedging instruments and $0.4 million of derivative losses, net of tax, that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS 133. The Company estimates that $2.3 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

3.     LOANS

       Loans consist of demand loans to custody clients of the Company, including individuals, and not-for-profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or non-performing loans at December 31, 2000 and March 31, 2001. In addition, there were no loan charge-offs or recoveries during the three months ended March 31, 2001 and the year ended December 31, 2000. Loans are summarized as follows (Dollars in thousands):

                                                MARCH 31,       DECEMBER 31,
                                                  2001              2000
                                              --------------    -------------
Loans to mutual funds......................   $      32,791    $    86,316
Loans to individuals.......................          77,978         43,016
Loans to others............................              37             37
                                              --------------   ------------
                                                    110,806        129,369
Less allowance for loan losses.............             100            100
                                              --------------   ------------
Total......................................   $     110,706    $   129,269
                                              ==============   ============

       The Company had commitments to lend of approximately $296.2 million and $222.4 million at March 31, 2001 and December 31, 2000, respectively. The terms of these commitments are similar to the terms of outstanding loans.

4.     ACQUISITIONS

       Goodwill related to the Company's acquisitions is summarized as follows (Dollars in thousands):

                                             FOR THE THREE          FOR THE
                                             MONTHS ENDED         YEAR ENDED
                                            MARCH 31, 2001     DECEMBER 31, 2000
                                           ----------------    ------------------
Goodwill, beginning of period............  $     34,094          $     39,776

Plus purchase of business................        33,008                     -
Plus contingent payment..................             -                   255
Less termination fees....................             -                (4,362)
Less amortization........................          (650)               (1,575)
                                           -------------        -------------
Goodwill, end of period..................  $     66,452          $     34,094
                                           =============        =============

      On October 1, 1998, the Bank acquired the domestic institutional trust and custody business (`the Business') of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank also entered into an outsourcing agreement with BankBoston under which the Bank would provide custodial and certain other services for BankBoston's private banking and institutional asset management businesses. In 2000, the outsourcing agreement and a custody agreement with BankBoston-sponsored 1784 Funds were terminated. As a result of the early termination of the outsourcing agreement and the 1784 Funds custody agreement, the Bank received a total of $11.4 million in termination fees. The Bank has not experienced and does not anticipate a material impact on net income due to the termination of either agreement. The Bank was informed by BankBoston that its decision to terminate both of the agreements was not related in any way to the quality of service, but was made as part of the integration process undertaken in connection with the merger of BankBoston with Fleet.

      On February 1, 2001, the Bank purchased the advisor custody unit of The Chase Manhattan Bank. This unit provided institutional custody services to accounts holding approximately $27 billion in assets as of February 1, 2001. These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors. Pursuant to the terms of the asset purchase agreement, the Bank paid to Chase as of closing approximately $31.5 million of the total purchase price, plus another $39.8 million in exchange for the book value of loans to clients. The Bank is obligated to pay up to an additional $10.5 million contingent upon client retention. The Bank expects the client accounts to be converted to its custody system in mid-2001. The transaction will be accounted for as a purchase.

5.     DEPOSITS

       Time deposits at March 31, 2001 and December 31, 2000 each included non-interest bearing amounts of approximately $65 million.

       All time deposits had a minimum balance of $100,000 and a maturity of less than three months at March 31, 2001 and December 31, 2000.

6.     SHORT-TERM AND OTHER BORROWINGS

       The components of short-term and other borrowings are as follows (Dollars in thousands):

                                                              MARCH 31,        DECEMBER 31,
                                                                2001              2000
                                                            --------------    --------------
                                                                              $        -
Federal Home Loan Bank of Boston term advances...........       $ 400,000              -
Federal funds purchased..................................         275,000              -
Federal Home Loan Bank of Boston overnight advances......          60,000              -
Treasury, tax and loan account...........................              81            246
                                                            --------------    -----------
Total....................................................   $     735,081     $      246
                                                            ==============    ===========

       The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (`FHLBB'), which is utilized on an overnight and on a term basis to satisfy temporary funding requirements. The Company has utilized both short-term and long-term features of the term advances. As of March 31, 2001, there were $400 million of term advances comprised of $100 million of short-term advances outstanding with an interest rate of 4.93%, and $300 million of long-term advances outstanding with interest rates ranging from 4.64% to 5.17% and maturities ranging from September 2002 to February 2005. There were no outstanding term advances under this agreement at December 31, 2000.

       There were $60 million of outstanding overnight advances at March 31, 2001. There were no outstanding overnight advances under this agreement at December 31, 2000.

       The rate on the outstanding balance of federal funds purchased from other banks at March 31, 2001 was 5.50%. There were no outstanding balances of federal funds purchased from other banks at December 31, 2000.

       The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, tax and loan account. The Federal Reserve Bank charges the Company interest at the Federal funds rate on such deposits. The interest rate on the outstanding balance was 4.78% at March 31, 2001 and 6.29% at December 31, 2000.

7.     STOCKHOLDERS' EQUITY

      On February 16, 1999, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on March 1, 1999. The dividend was paid on March 17, 1999. A total of 13,595,946 shares of common stock were issued in connection with the stock split. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. The stock split did not cause any change in the $0.01 par value per share of the common stock or in total stockholders' equity.

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

      As of March 31, 2001, the Company had authorized 1,000,000 shares of Preferred Stock and 40,000,000 shares of Common Stock, all with a par value of $0.01 per share.

      At the Annual Meeting of Shareholders of the Company held on April 17, 2001, shareholders approved an increase in the number of authorized shares of Common Stock from 40,000,000 to 100,000,000. On April 25, 2001, the
      Company filed an amendment to its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 100,000,000. Such shares are available for general corporate purposes as determined by the Company's Board of Directors.

      The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

      At the Annual Meeting of Shareholders of the Company held on April 17, 2001, shareholders approved the amendment and restatement of the Company's Amended and Restated 1995 Stock Plan to increase the number of shares available for grant pursuant to the plan from 4,640,000 to 6,140,000. The Company may grant options to purchase up to a maximum of 6,140,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), non-qualified stock options, stock awards or opportunities to make direct purchases of stock. No options were granted to consultants during the three months ended March 31, 2001. Of the 4,640,000 shares of Common Stock authorized for issuance under the plan at March 31, 2001, 265,727 were available for grant as of that date.

      The terms of the Amended and Restated 1995 Non-Employee Director Stock Option Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Pursuant to the terms of the Plan, options to purchase 10,000 shares of Common Stock were awarded on November 8, 1995 to each director. Any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, non-employee directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the Amended and Restated 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model. Of the 400,000 shares of Common Stock authorized for issuance under the plan, 82,082 were available for grant at March 31, 2001.

      The exercise price of options under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the qualified incentive options under the Amended and Restated 1995 Stock Plan may not be less than the fair market value at the date of the grant. The exercise price of the non-qualified options under the Amended and Restated 1995 Stock Plan is determined by the compensation committee of the Board of Directors. All options become exercisable as specified by the compensation committee at the date of the grant.

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

      On February 13, 2001, the Company granted 4,000 shares of Common Stock to former employees of the Chase advisor custody unit in connection with the acquisition of the unit. This grant is subject to the Company's right to repurchase the shares if the employees' employment with the Company terminates. The Company's right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

      The Company has recorded deferred compensation of $0.5 million and $0.3 million at March 31, 2001 and December 31, 2000 respectively, related to the grants described in the above paragraphs.

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

      A summary of option activity under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:

                                                         NUMBER OF   WEIGHTED-AVERAGE
                                                           SHARES     EXERCISE PRICE
                                                         ----------- -----------------
Outstanding at December 31, 2000......................    2,896,662        $27
Granted...............................................       41,375         75
Exercised.............................................     (193,550)         9
Canceled..............................................       (1,800)        70
                                                         -----------
Outstanding at March 31, 2001.........................    2,742,687        $29
                                                         ===========
Outstanding and exercisable at March 31, 2001.........    1,319,257
                                                         ===========

                                                         NUMBER OF   WEIGHTED-AVERAGE
                                                           SHARES     EXERCISE PRICE
                                                         ----------- -----------------

Outstanding at December 31, 1999......................    2,960,334        $13
Granted...............................................      202,784         21
Exercised.............................................     (536,482)        22
Canceled..............................................      (32,500)        15
                                                         -----------
Outstanding at March 31, 2000.........................    2,594,136        $14
                                                         ===========
Outstanding and exercisable at March 31, 2000.........    1,094,588
                                                         ===========

       A summary of activity under the 1997 Employee Stock Purchase Plan is as follows (Number of shares):

                                                                                  FOR THE THREE        FOR THE
                                                                                  MONTHS ENDED        YEAR ENDED
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2001               2000
                                                                                 ----------------   -------------
       Total shares available under the Plan, beginning of period..............          299,034         357,354
          Issued at June 30....................................................                -         (34,466)
          Issued at December 31................................................                -         (23,854)
                                                                                 ----------------   -------------
       Total shares available under the Plan, end of period....................          299,034         299,034
                                                                                 ================   =============

       During the year ended December 31, 2000, the purchase price of the stock was $21.00 and $36.25, or 90% of the average market value of the Common Stock on the first business day of the payment period ending June 30, 2000 and December 31, 2000, respectively.

       EARNINGS PER SHARE--Under SFAS No. 128, the Company is required to disclose a reconciliation of Basic EPS and Diluted EPS for the periods ended March 31, 2001 and 2000 as follows (Dollars in thousands, except share data):

                                                          FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                        --------------------------------
                                                            2001              2000
                                                        --------------    --------------
       Income available to common stockholders......          $10,348            $7,266
                                                        --------------    --------------
       Basic average shares.........................       31,011,674        29,485,392

          Dilutive effect of stock options..........        1,335,352           991,062
                                                        --------------    --------------
       Diluted average shares.......................       32,347,026        30,476,454
                                                        --------------    --------------
       Earnings per share
          Basic.....................................            $0.33             $0.25
                                                        ==============    ==============
          Diluted...................................            $0.32             $0.24
                                                        ==============    ==============

8.     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

       LINES OF CREDIT--At March 31, 2001, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $357 million, against which $61 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

9.     COMMITMENTS AND CONTINGENCIES

       RESTRICTIONS ON CASH BALANCES--The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the FRB as of March 31, 2001 was $9.4 million. In addition, another cash balance in the amount of $3.4 million was pledged to secure clearings with a depository institution, Depository Trust Company, as of March 31, 2001.

       LEASE COMMITMENTS-- Minimum future commitments on non-cancelable operating leases at March 31, 2001 were as follows (Dollars in thousands):

FISCAL YEAR ENDING         PREMISES      EQUIPMENT
------------------         --------      ---------
2001...............         $10,462    $   3,067
2002...............          14,841        2,957
2003...............          14,834        1,276
2004...............          14,834           29
2005 and beyond....          63,401           --

      Total rent expense was $4.8 million and $2.9 million for the three months ended March 31, 2001 and 2000, respectively.

      Effective January 1, 2000, the Company renewed its five-year service agreement with Electronic Data Systems (`EDS') to expire on December 31, 2005. Under the terms of the agreement, the Company agreed to pay certain monthly service fees based on usage. Service expense under this contract was $1.1 million for the three months ended March 31, 2001 and $0.7 million for the three months ended March 31, 2000.

      CONTINGENCIES--The Company provides global custody, multicurrency accounting, institutional transfer agency, performance measurement, foreign exchange, securities lending, mutual fund administration and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at March 31, 2001 that are material to the consolidated financial position or results of operations of the Company.

      On January 16, 2001, a complaint naming the Company and numerous other parties, including Barclays Global Investors, State Street Bank and Merrill Lynch, as defendants in a patent infringement action was filed in the United States District Court for the Northern District of Illinois Eastern Division. In a letter dated January 18, 2001, the plaintiff, Mopex, Inc., indicated its desire to license the patent in issue "at a favorable royalty rate prior to substantial involvement with the Court." The complaint alleges that the patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds. The complaint seeks injunctive relief, recovery of reasonable attorney fees, unspecified damages, including interest and costs, and requests that those damages be trebled. The Company, whose defense costs are indemnified by Barclays Global Investors, believes the claim is without merit.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

       As of March 31, 2001, the most recent notification from the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Company and the Bank as of March 31, 2001 and December 31, 2000 (Dollars in thousands):

                                                                                                   TO BE WELL
                                                                                                  CAPITALIZED
                                                                                                  UNDER PROMPT
                                                                           FOR CAPITAL         CORRECTIVE ACTION
                                                       ACTUAL           ADEQUACY PURPOSES:         PROVISIONS
                                                ---------------------  ---------------------  ---------------------
                                                 AMOUNT      RATIO      AMOUNT      RATIO       AMOUNT     RATIO
                                                ----------  ---------  ----------  ---------  ----------- ---------
AS OF MARCH 31, 2001:
Total Capital
   (to Risk Weighted Assets--the Company).....   $265,930       15.81%  $ 134,581       8.00%         N/A       N/A
Total Capital
   (to Risk Weighted Assets--the Bank)........   $263,329       15.68%  $ 134,323       8.00%  $  167,903     10.00%
Tier I Capital
   (to Risk Weighted Assets--the Company).....   $265,830       15.80%  $  67,290       4.00%         N/A       N/A
Tier I Capital
   (to Risk Weighted Assets--the Bank)........   $263,229       15.67%  $  67,161       4.00%  $  100,742      6.00%
Tier I Capital
   (to Average Assets--the Company)...........   $265,830        7.20%  $ 147,633       4.00%         N/A       N/A
Tier I Capital
   (to Average Assets--the Bank)..............   $263,229        7.14%  $ 147,565       4.00%  $  184,456      5.00%

AS OF DECEMBER 31, 2000:
Total Capital
   (to Risk Weighted Assets--the Company).....   $170,499       13.39%  $  101,847      8.00%         N/A       N/A
Total Capital
   (to Risk Weighted Assets--the Bank)........   $166,850       13.12%  $  101,735      8.00%  $  127,169     10.00%
Tier I Capital
   (to Risk Weighted Assets--the Company).....   $170,399       13.38%  $   50,923      4.00%         N/A       N/A
Tier I Capital
   (to Risk Weighted Assets--the Bank)........   $166,750       13.11%  $   50,867      4.00%  $   76,301      6.00%
Tier I Capital
   (to Average Assets--the Company)...........   $170,399        5.16%  $  132,218      4.00%         N/A       N/A
Tier I Capital
   (to Average Assets--the Bank)..............   $166,750        5.05%  $  132,172      4.00%  $  165,215      5.00%

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

11.    SEGMENT REPORTING

       The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the quarter ended March 31, 2001 and 2000, and long-lived assets by geographic area as of March 31, 2001 and December 31, 2000 (Dollars in thousands):

                                     NET OPERATING REVENUE                     LONG-LIVED ASSETS
                                 ------------------------------        --------------------------------
                                    FOR THE THREE MONTHS
                                       ENDED MARCH 31,
                                 ----------------------------              MARCH 31,      DECEMBER 31,
       GEOGRAPHIC INFORMATION:        2001            2000                   2001             2000
       -----------------------   ---------------   ----------          --------------   --------------
       United States..........   $       68,477    $  51,309           $      82,973    $      48,878
       Ireland................            1,667        1,153                     219              247
       Canada.................              517          587                      39               55
       Cayman Islands.........               21           20                       -                -
                                 ---------------   ----------          --------------   --------------
       Total..................   $       70,682    $  53,069           $      83,231    $      49,180
                                 ===============   ==========          ==============   ==============

       No one customer accounted for 10% of the Company's consolidated net operating revenues for the quarter ended March 31, 2001 and 2000.

       The following represents the Company's asset servicing fees component of operating revenue by service line for the quarter ended March 31, 2001 and 2000 (Dollars in thousands):

                                                          ASSET SERVICING FEES
                                                     --------------------------------
                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                     ------------------------------
       ASSET SERVICING FEES BY SERVICE LINES:             2001            2000
       -------------------------------------------   --------------  --------------
       Custody, accounting, transfer agency, and
          administration...........................  $      38,660   $      30,844
       Foreign exchange............................          3,957           2,946
       Cash management.............................          3,060           2,802
       Securities lending..........................          2,196           2,746
       Investment advisory.........................            559             378
                                                     --------------  --------------
       Total.......................................  $      48,432   $      39,716
                                                     ==============  ==============

12.      SUBSEQUENT EVENT

         On May 1, 2001, the Bank assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (`BGI'), a large international institutional investment manager. BGI's U.S. asset administration unit provides custody, accounting, administration and other operations functions for BGI's clients.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

         We provide a broad range of services to a variety of financial asset managers. These services include our core services, global custody and multicurrency accounting, as well as our value-added services, such as mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services. At March 31, 2001, we provided services for approximately $314 billion in net assets, including approximately $17 billion of foreign assets.

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

         On February 1, 2001, we purchased the advisor custody unit of The Chase Manhattan Bank. This unit provided institutional custody services to accounts holding approximately $27 billion in assets as of February 1, 2001. These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors. Pursuant to the terms of the asset purchase agreement, we paid to Chase as of closing approximately $31.5 million of the total purchase price, plus $39.8 million in exchange for the book value of loans to clients. We are obligated to pay up to an additional $10.5 million contingent upon client retention. We expect the client accounts to be converted to our custody system in mid-2001. The transaction will be accounted for as a purchase.

         On May 1, 2001, we assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (`BGI'), a large international institutional investment manager. BGI's U.S. asset administration unit provides custody, accounting, administration and other operations functions for BGI's clients.

REVENUE AND EXPENSE OVERVIEW

         We derive our revenue from financial asset servicing. Although interest income and non-interest income are reported separately for financial statement presentation purposes, our clients view the pricing of our service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from the relationship. Accordingly, we believe net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 33% to $70.7 million in the first quarter of 2001 from $53.1 million in the same period in 2000.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by us, statements made by our employees or information included in our filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding trends in industry market growth, liquidity, the timing of asset conversions, and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

THE FAILURE TO PROPERLY MANAGE OUR GROWTH COULD ADVERSELY AFFECT THE QUALITY OF OUR SERVICES AND RESULT IN THE LOSS OF CLIENTS.

         We have been experiencing a period of rapid growth that has required the dedication of significant management and other resources, including the recent assumption of the U.S. asset administration unit of BGI. Continued rapid growth could place a strain on our management and other resources. To manage future growth effectively, we must continue to invest in our operational, financial and other internal systems, and our human resources. Also, we must continue to expand our office space at reasonable rates in a competitive real estate market.

OUR FUTURE RESULTS DEPEND, IN PART, ON SUCCESSFUL INTEGRATION OF PENDING AND POSSIBLE FUTURE ACQUISITIONS.

         Our acquisition of the Chase advisor custody unit present us with challenges and will demand management attention that has to be diverted from other matters. Integration of acquisitions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition will be accretive to our earnings per share. Any future acquisitions will present similar challenges.

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

WE MAY INCUR SIGNIFICANT COSTS DEFENDING INFRINGEMENT CLAIMS.

         We have been sued in federal court claiming that we and others are infringing a patent allegedly covering the creation and trading of certain securities, including exchange traded funds. While we believe the claim is without merit, we cannot be sure that we will prevail in the defense of this claim. Any patent litigation would be costly and could divert the attention of management. If we were found to infringe the patent, we would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent. We cannot be sure that we will be able to obtain a license on a timely basis or on reasonable terms, if at all. While we are indemnified against some costs and damages related to this claim, we may incur significant expense. As a result, any determination of infringement could have a material adverse effect upon our business, financial condition and results of operations. We may become subject to similar infringement claims in the future.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE.

         Our quarterly and annual operating results are difficult to predict and may fluctuate from quarter to quarter and annually for several reasons, including:

         o  The timing of commencement or termination of client engagements; and

         o The rate of net inflows and outflows of investor funds in the investment vehicles offered by our clients.

         Most of our expenses, like employee compensation and rent, are relatively fixed. As a result, any shortfall in revenue relative to our expectations could significantly affect our operating results, which could adversely affect our stock price.

WE ARE SUBJECT TO EXTENSIVE FEDERAL AND STATE REGULATIONS THAT IMPOSE COMPLEX RESTRAINTS ON OUR BUSINESS.

         Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us. Our primary banking regulators are the Federal Reserve Board (`FRB'), the Federal Deposit Insurance Commission (`FDIC') and the Massachusetts Commissioner of Banks. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

         o The FRB and the FDIC maintain capital requirements that we must meet. Failure to meet those requirements could lead to severe regulatory action or even receivership. We are currently considered to be "well capitalized;"

         o Under Massachusetts law, the Bank may be restricted in its ability to pay dividends to Investors Financial, which may in turn restrict our ability to pay dividends to our stockholders; and

         o The FRB and the FDIC are empowered to assess monetary penalties against, and to order termination of activities by, companies or individuals who violate the law.

         Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for our company to be acquired. Also, we have not elected financial holding company status under the federal
Gramm-Leach-Bliley Act of 1999. This may place us at a competitive disadvantage with respect to other organizations.

STATEMENT OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001
AND 2000

NON-INTEREST INCOME

         Non-interest income was $49.2 million in the first quarter of 2001, up 23% from the same period in 2000. Non-interest income consists of the following items (Dollars in thousands):

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                   --------------------------------
                                                       2001             2000            CHANGE
                                                   -------------    --------------    ----------
             Asset servicing fees.............      $48,432           $39,716            22%
             Other operating income...........          781               396            97
                                                   ---------        ---------
             Total non-interest income........      $49,213           $40,112            23%
                                                   =========        =========

         Asset servicing fees were $48.4 million in the first quarter of 2001, up 22% from the same period in 2000. The largest component of asset servicing fees is asset-based fees, which increased due to the increase in assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, and institutional transfer agency. Total net assets processed increased $11 billion from December 31, 2000 to $314 billion at March 31, 2001. This net increase includes several components (Dollars in billions):

                  Acquisition of Chase advisor custody unit            $27
                  Further penetration of existing clients                8
                  Sales to new clients                                   1
                  Fund flows and market gain/loss                      (25)
                                                                       ---
                  Net increase in assets processed                     $11
                                                                       ===

         Another significant portion of the increase in asset servicing fees resulted from the success in marketing ancillary services, such as foreign exchange and securities lending services. Also, asset servicing fees include $0.6 million of transaction fees related to exchange-traded funds.

         Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (`FHLBB') stock investment, computer service fees and miscellaneous fees for systems consulting services. The increase in other operating income resulted from the increase in FHLBB stock dividend income due to an increase in the average investment in FHLBB stock during the quarter ended March 31, 2001, and increased income from consulting services performed for clients.

OPERATING EXPENSES

       Total operating expenses were $54.9 million in the first quarter of 2001, up 31% from the same period in 2000. The components of operating expenses were as follows (Dollars in thousands):

                                           FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                         -------------------------
                                            2001         2000        CHANGE
                                         -----------  ------------  ---------
Compensation and benefits.............      $33,914   $    26,527         28%
Technology and telecommunications.....        8,042         4,595         75
Occupancy.............................        3,536         2,072         71
Transaction processing services.......        2,574         2,519          2
Depreciation and amortization.........        1,362         1,043         31
Travel and sales promotion............          998           669         49
Professional fees.....................          745         1,074        (31)
Amortization of goodwill..............          650           421         54
Other operating expenses..............        3,032         2,854          6
                                         -----------  ------------
   Total operating expenses...........   $   54,853   $    41,774         31%
                                         ===========  ============

         Compensation and benefits expense was $33.9 million in the first quarter of 2001, up 28% from the same period in 2000 due to several factors. The average number of employees increased 21% to 1,843 during the quarter ended March 31, 2001 from 1,523 for the quarter ended March 31, 2000. We increased the number of employees to support the expansion of client relationships and to service new business acquisitions. Approximately 58 employees were acquired as part of the Chase acquisition as of February 1, 2001. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $1.3 million for the three months ended March 31, 2001. This increase was due principally to increased payroll taxes attributable to the increase in compensation expense.

         Technology and telecommunications expense was $8.0 million in the first quarter of 2001, up 75% from the same period in 2000. Transitional services incurred as a result of the Chase acquisition agreement accounted for $2.3 million of the increase. Increased hardware, software and telecommunications expenditures needed to support the growth in assets processed accounted for $0.7 million of the increase. Expenses related to outsourced network monitoring and help desk service, which commenced in 2000, along with mainframe data processing, disaster recovery and other outsourced services accounted for $0.5 million of the increase.

         Occupancy expense was $3.5 million in the first quarter of 2001, up 71% from the same period in 2000. This increase was primarily due to increased rent resulting from the expansion of our office space in Boston and New York at the current market rental rates.

         Depreciation and amortization expense was $1.4 million in the first quarter of 2001, up 31% from the same period in 2000. This increase resulted from capitalized expenditures associated with the expansion into additional office space and capitalized software.

         Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites and our foreign subsidiaries. This expense was $1.0 million in the first quarter of 2001, up 49% from the same period in 2000, due to the increased level of business activity this year.

         Professional fees were $0.7 million in the first quarter of 2001, down 31% from 2000 primarily due to non-recurring consulting and legal services incurred during the same period in 2000.

         Amortization of goodwill expense was $0.7 million in the first quarter of 2001, up 54% from the same period in 2000. The increase results from the increase in goodwill due to the acquisition of the Chase advisor custody unit, which was accounted for as a purchase in the first three months of 2001. See details in the "Overview" section.


       NET INTEREST INCOME

         Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the quarter ended March 31, 2001 compared to the same period ended March 31, 2000. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

                                       FOR THE THREE MONTHS ENDED
                                             MARCH 31, 2001
                                 -------------------------- -------------
                                   CHANGE        CHANGE
                                   DUE TO        DUE TO
                                   VOLUME         RATE          NET
                                 ------------ ------------- -------------
INTEREST-EARNING ASSETS:
Federal funds sold and other...           $7           $24           $31
Investment securities..........       19,640         1,901        21,541
Loans..........................         (225)          176           (49)
                                 ------------ ------------- -------------
   Total interest-earning
     assets....................      $19,422        $2,101       $21,523
                                 ------------ ------------- -------------
INTEREST-BEARING LIABILITIES:
Deposits.......................       $6,007          $914        $6,921
Borrowings.....................        6,778          (688)        6,090
                                 ------------ ------------- -------------
   Total interest-bearing
     liabilities...............      $12,785          $226       $13,011
                                 ------------ ------------- -------------
Change in net interest income..       $6,637        $1,875        $8,512
                                 ============ ============= =============

         Net interest income was $21.5 million in the first quarter of 2001, up 65% from the same period in 2000. This net increase resulted from an increase in interest income of $21.5 million net of an increase in interest expense of $13.0 million. The improvement in net interest income primarily reflects the positive effect of balance sheet growth driven by increased client deposits and borrowings. The net interest margin increased to 2.40% in the first quarter of 2001, up 25 basis points from the same period in 2000.

         Average interest-earning assets, primarily investment securities, were $3.6 billion in the first quarter of 2001, up 50% from the same period in 2000. Funding for the asset growth was provided by an increase in average short-term borrowings, primarily client repurchase agreements, of $573 million and an increase in average client deposits of $508 million. The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $6.6 million in the first quarter of 2001.

         Average yield on interest earning assets was 6.63% in the first quarter of 2001, up 37 basis points from the same period in 2000. The average rate that we paid on interest-bearing liabilities was 4.77% in the first quarter of 2001, down 3 basis points from the same period in 2000. The effect on net interest income due to changes in rates was an increase of approximately $1.9 million during the quarter ended March 31, 2001.

         Effective January 1, 2001, We adopted SFAS 133, as amended and interpreted, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"). Ineffective portions of changes, as determined in accordance with SFAS 133, in the fair value of the cash flow hedges are recognized in earnings. For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings.

         The adoption of SFAS 133 on January 1, 2001, resulted in no cumulative effect-type adjustment to net income. However, we recorded a reduction to OCI of $3.9 million, net of tax, and a corresponding liability for the fair value of the interest rate swaps. The reduction to OCI and the recognition of the liability are primarily attributable to net unrealized losses on cash flow hedges as of initial adoption.

         We use derivative instruments to manage exposures to interest rate risks. We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate. These transactions are designed to hedge a portion of our liabilities in connection with securities sold under repurchase agreements. By entering into a pay-fixed/receive-floating interest rate swap, a portion of the liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement. Most of these derivatives have been designated as highly effective cash flow hedges. An insignificant portion of the derivatives used to manage exposures to interest rate risks were not considered highly effective and therefore, did not qualify for hedge accounting.

         Hedge ineffectiveness, determined in accordance with SFAS 133, had an insignificant impact on earnings for the three months ended March 31, 2001. No cash flow hedges were dedesignated or discontinued for the three months ended March 31, 2001.

       For the three months ended March 31, 2001, net interest income included a net loss of $0.7 million, net of tax, on interest rate swaps relating to SFAS
133. The net loss consisted of a $0.3 million loss, net of tax, on changes in the fair value of derivative instruments not designated as hedging instruments and $0.4 million of derivative losses, net of tax, that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS 133. We estimate that $2.3 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

INCOME TAXES

       Taxes for the quarter ended March 31, 2001 were $5.1 million, up 40% from the same period in 2000. The effective tax rate remained at 32% for both three-month periods. The increase in tax expense reflects the higher level of pretax income during the quarter ended March 31, 2001.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

       The following table summarizes our investment portfolio for the dates indicated (Dollars in thousands):

                                                                 MARCH 31,       DECEMBER 31,
                                                                   2001              2000
                                                              ---------------- -----------------
SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities..................................       $1,053,493          $550,465
Federal agency securities...................................           30,189            54,129
Corporate debt..............................................           57,006            45,504
State and political subdivisions............................          222,857           122,235
                                                              ---------------- -----------------
   Total securities available for sale......................       $1,363,545          $772,333
                                                              ================ =================
SECURITIES HELD TO MATURITY:
Mortgage-backed securities..................................       $2,303,717        $1,900,301
Federal agency securities...................................          332,159           311,809
State and political subdivisions............................           79,894            79,618
Foreign government securities...............................            7,548             7,566
                                                              ---------------- -----------------
   Total securities held to maturity........................       $2,723,318        $2,299,294
                                                              ================ =================

         Our investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for us. In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The portfolio is comprised of securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association (`FNMA' or `Fannie Mae') and the Federal Home Loan Mortgage Corporation (`FHLMC' or `Freddie Mac'), and Federal agency callable bonds issued by FHLMC and the FHLB, municipal securities, corporate debt securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

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

         The book value and weighted average yield of our securities available for sale at March 31, 2001 by effective maturity, are reflected in the following table:

                                                                      YEARS
                              --------------------------------------------------------------------------------------
                                   UNDER 1               1 TO 5                5 TO 10               OVER 10
                              ------------------ ----------------------- --------------------- ---------------------
                              AMOUNT     YIELD      AMOUNT       YIELD     AMOUNT      YIELD     AMOUNT      YIELD
                              --------  -------- -------------- -------- ------------ -------- ------------ --------
Mortgage-backed securities.   $     -         -    $938,341      7.30%    $64,660      8.23%    $ 50,492     6.75%
Federal agency securities..         -         -      30,189      5.64           -         -            -        -
Corporate debt.............         -         -           -         -           -         -       57,006     4.77
State and political
   subdivisions............     3,125      4.20%     38,232      4.56     125,439      4.74       56,061     4.84
                              --------           ----------               -------               --------
   Total securities
     available for sale....   $ 3,125      4.20% $1,006,762      7.14%   $190,099      5.93%   $ 163,559     5.41%
                              ========           ==========               =======               ========

         The book value and weighted average yield of our securities held to maturity at March 31, 2001, by effective maturity, are reflected in the following table (Dollars in thousands):

                                                                    YEARS
                             -------------------------------------------------------------------------------------
                                  UNDER 1                1 TO 5                5 TO 10              OVER 10
                             -------------------  ---------------------  --------------------  -------------------
                               AMOUNT    YIELD      AMOUNT      YIELD      AMOUNT     YIELD      AMOUNT    YIELD
                             -------------------  ------------  -------  -----------  -------  ----------- -------
Mortgage-backed securities.     $113,257   6.48%   $1,326,493     6.90%  $456,099       6.41%  $407,867      6.78%
Federal agency securities..            -      -       111,011     7.16    221,148       7.26          -         -
State and political
   subdivisions............            -      -             -        -      4,032       5.61     75,863      5.44
Foreign government
   securities..............        7,548   6.84             -        -          -          -          -         -
                             -----------          -----------            --------              --------
   Total securities held
     to maturity...........     $120,805   6.50%  $ 1,437,504     6.92%  $681,279       6.68%  $483,730      6.57%
                             ===========          ===========            ========              ========

LOAN PORTFOLIO

       The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

                                                      MARCH 31,      DECEMBER 31,
                                                        2001             2000
                                                    -------------- --------------
Loans to mutual funds............................       $  32,791  $      86,316
Loans to individuals.............................          77,978         43,016
Loans to others..................................              37             37
                                                    -------------- --------------
                                                          110,806        129,369
Less: allowance for loan losses..................            (100)          (100)
                                                    -------------- --------------
Net loans........................................   $     110,706  $     129,269
                                                    ============== ==============
Floating Rate....................................   $     110,776  $     129,337
Fixed Rate.......................................              30             32
                                                    -------------- --------------
                                                    $     110,806  $     129,369
                                                    ============== ==============

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

         At March 31, 2001, our only lending concentrations which exceeded 10% of total loan balances, were the lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

         Our credit loss experience has been excellent. There have been no loan charge-offs or adverse credit actions in our history. It is our policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of March 31, 2001, there were no loans on non-accrual status, no loans greater than 90 days past due, and no troubled debt restructurings. Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at March 31, 2001. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

         The active management of market risk is integral to our operations. The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic conditions. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics, based on market conditions. Since client deposits and repurchase agreements, our primary sources of funds, are predominantly short-term, we maintain a generally short-term structure for our interest-earning assets. We also use interest rate swap agreements to augment our management of interest rate exposure. The purpose of these agreements is to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities.

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

         Our board of directors has delegated day-to-day responsibility for oversight of the Asset and Liability Management function to our Asset and Liability Committee (`ALCO'). ALCO is a senior management committee consisting of the Chief Executive Officer, the Executive Vice President, the Chief Financial Officer and members of the Treasury and Finance functions. ALCO meets twice monthly. Our primary tool in managing interest rate sensitivity is an income simulation model. Key assumptions in the simulation model include the timing of cash flows, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity. The model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. These assumptions are inherently uncertain and as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

         The results of the income simulation model as of March 31, 2001 and 2000 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 7.0% and 8.0%, respectively. Conversely, a downward shift of 200 basis points would result in an increase in projected net interest income of 1.7% and 5.4%, respectively.

         We also use gap analysis as a secondary tool to manage our interest rate sensitivity. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. As shown in the table below, at March 31, 2001, interest-bearing liabilities repriced faster than interest-earning assets, as has been typical for us. If all other variables remained constant, in the short-term, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income. Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

       The following table presents the re-pricing schedule our interest-earning assets and interest-bearing liabilities at March 31, 2001 (Dollars in thousands):

                                    WITHIN       THREE TO        SIX TO       ONE YEAR
                                    THREE          SIX           TWELVE        TO FIVE      OVER FIVE
                                    MONTHS        MONTHS         MONTHS         YEARS         YEARS        TOTAL
                                 -------------  ------------  -------------  ------------  ------------ --------------
Interest-earning assets (1):
   Federal funds sold..........  $     17,000   $       -     $       -       $      -      $       -     $   17,000
   Investment securities (2)...     1,844,423     398,464       509,590        801,608        532,778      4,086,863
   Loans--variable rate.........      110,676           -             -              -              -        110,676
   Loans--fixed rate............           30           -             -              -              -             30
                                 ------------   ---------   -----------    -----------    -----------     ----------
     Total interest-earning
       assets..................  $  1,972,129   $ 398,464     $ 509,590      $ 801,608      $ 532,778     $4,214,569
Interest-bearing liabilities:
   Demand deposit accounts.....  $      4,028   $       -     $       -        $     -      $       -     $    4,028
   Savings accounts............     1,662,155           -             -         35,000              -      1,697,155
   Interest rate contracts.....      (610,000)     50,000       120,000        440,000              -              -
   Short-term and other
     borrowings................     1,673,805           -             -        300,000              -      1,973,805
                                 ------------   ---------     ---------      ---------      ---------     ----------
     Total interest-bearing
       liabilities.............  $  2,729,988   $  50,000       120,000      $ 775,000      $       -     $3,674,988
                                 ------------   ---------     ---------      ---------      ---------     ----------
     Net interest sensitivity
       gap during the period...  $   (757,859)  $ 348,464     $ 389,590      $  26,608      $ 532,778     $  539,581
                                 ============   =========     =========      =========      =========     ==========
     Cumulative gap............  $   (757,859)  $(409,395)    $ (19,805)     $   6,803      $ 539,581
                                 =============  =========     =========      =========      =========
Interest sensitive assets as a
   percent of interest
   sensitive liabilities
   (cumulative)................         72.24%      85.27%        99.32%        100.19%        114.68%
                                 ============   =========     ==========   ===========   ============
Interest sensitive assets as a
   percent of total assets
   (cumulative)................         44.52%      53.51%        65.01%         83.11%         95.13%
                                 ============   =========     ==========   ===========  =============

Net interest sensitivity gap
   as a percent of total
   assets......................        (17.11)%      7.87%         8.79%          0.60%         12.03%
                                 ============   =========     =========     ==========  =============
Cumulative gap as a percent of
   total assets................        (17.11)%     (9.24)%       (0.45)%         0.15%         12.18%
                                 =============  =========     =========    ===========  =============

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

         Our primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients. As a result of our management of liquid assets and the ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors' needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.08 per share for 2001 (approximately $2.5 million based upon 31,713,176 shares outstanding as of March 31, 2001).

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

         We have informal borrowing arrangements with various counterparties. Each counterparty has agreed to make funds available to us at the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of March 31, 2001 was $657 million. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding. Our borrowings under these arrangements are typically on an overnight basis. We cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on our operations.

         We also have Master Repurchase Agreements in place with various counterparties. Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at March 31, 2001 was $2.0 billion.

         We also have a borrowing arrangement with the FHLBB. We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold. We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20. The aggregate amount of borrowing available to us under this arrangement at March 31, 2001 was $1.8 billion.

         Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $15.6 million for the quarter ended March 31, 2001. Net cash used for investing activities, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities, was $600.4 million for the quarter ended March 31, 2001. Net cash provided by financing activities, consisting primarily of net activity in deposits and short-term borrowings, was $579.4 million for the quarter ended March 31, 2001.

CAPITAL RESOURCES

         Historically, we have financed our operations principally through internally generated cash flows. We incur capital expenditures for furniture, fixtures and miscellaneous equipment needs. We lease microcomputers through operating leases. Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs. As a result, our capital expenditures were $3.0 million and $1.2 million for the quarters ended March 31, 2001 and 2000, respectively.

         Stockholders' equity at March 31, 2001 was $303.3 million, up 70%, from December 31, 2000. The ratio of stockholders' equity to assets increased to 6.8% at March 31, 2001 from 4.7% at December 31, 2000. The increase in stockholders' equity is the result of the February 1, 2001 offering of 1,624,145 shares of Common Stock, which raised approximately $115.8 million in capital.

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

         The following table summarizes our Tier I and total capital ratios at March 31, 2001 (Dollars in thousands):

                                                           AMOUNT      RATIO
                                                         ------------  -------
Tier I capital........................................   $   265,830    15.80%
Tier I capital minimum requirement....................        67,290     4.00%
                                                         -----------   ------
Excess Tier I capital.................................   $   198,540    11.80%
                                                         ===========   ======
Total capital.........................................   $   265,930    15.81%
Total capital minimum requirement.....................       134,581     8.00%
                                                         -----------   ------
Excess total capital..................................   $   131,349     7.81%
                                                         ===========   ======
Risk adjusted assets, net of intangible assets........   $ 1,682,257
                                                         ===========

         The following table summarizes Investors Bank's Tier I and total capital ratios at March 31, 2001 (Dollars in thousands):

                                                          AMOUNT     RATIO
                                                       ------------- -------
Tier I capital.......................................  $    263,229   15.67%
Tier I capital minimum requirement...................        67,161    4.00%
                                                       ------------- -------
Excess Tier I capital................................  $    196,068   11.67%
                                                       ============= =======
Total capital........................................  $    263,329   15.68%
Total capital minimum requirement....................       134,323    8.00%
                                                       ------------- -------
Excess total capital.................................  $    129,006    7.68%
                                                       ============= =======
Risk adjusted assets, net of intangible assets.......  $  1,679,033
                                                       =============

         In addition to the risk-based capital guidelines, the FRB and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted total average assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% for top rated banking institutions. All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that our capital and that of Investors Bank be reduced by most intangible assets. Our Leverage Ratio at March 31, 2001 was 7.20%, which is in excess of regulatory requirements. The Bank's Leverage Ratio at March 31, 2001 was 7.14%, which is in excess of regulatory requirements.

         The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

                                        THREE MONTHS ENDED MARCH 31, 2001       THREE MONTHS ENDED MARCH 31, 2000
                                      ---------------------------------------  -------------------------------------
                                        AVERAGE                   AVERAGE         AVERAGE                AVERAGE
                                        BALANCE       INTEREST   YIELD/COST       BALANCE     INTEREST   YIELD/COST
                                      -------------  ----------- ------------  -------------- ---------- -----------
INTEREST EARNING ASSETS:
   Federal funds sold and other.....  $     63,678        $ 929         5.84%  $     63,187   $    898        5.68%
   Investment securities (1)........     3,402,910       57,021         6.70%     2,225,774     35,480        6.38%
   Loans (2)........................       110,615        1,367         4.94%       124,802      1,416        4.54%
                                      ------------   ----------  -----------   ------------   --------   ---------
     Total interest earning assets..     3,577,203       59,317         6.63%     2,413,763     37,794        6.26%
                                                     ----------  -----------                  --------   ---------
   Allowance for loan losses........          (100)                                    (100)
   Non-interest-earning assets......       178,625                                  141,225
                                      ------------                             ------------
     Total assets...................  $  3,755,728                             $  2,554,888
                                      ============                             ============
INTEREST BEARING LIABILITIES:
   Deposits:
     Demand.........................  $      3,561       $   18         2.02%  $      4,459   $     22        1.97%
     Savings........................     1,625,566       19,400         4.77%     1,107,149     12,350        4.46%
     Time...........................           967           13         5.38%        10,000        138        5.52%
   Short-term and other borrowings..     1,546,089       18,417         4.76%       972,932     12,327        5.07%
                                      ------------       ------  -----------   ------------   --------  ----------
   Total interest bearing
     liabilities....................     3,176,183       37,848         4.77%     2,094,540     24,837        4.74%
                                                     ----------  -----------                 ---------  ----------
   Non-interest bearing liabilities
     Demand deposits................       166,396                                  203,737
     Savings........................        32,988                                        -
     Non-interest bearing time
       deposits.....................        65,000                                   65,000
     Other liabilities..............        42,610                                   25,253
                                      ------------                             ------------
   Total liabilities................     3,483,177                                2,388,530
   Trust preferred stock............        24,249                                   24,220
   Equity...........................       248,302                                  142,138
                                      ------------                             ------------
   Total liabilities and equity.....  $  3,755,728                             $  2,554,888
                                      ============                             ============
   Net interest income..............                    $21,469                               $ 12,957
                                                        =======                               ========
   Net interest margin (3)..........                                    2.40%                                 2.15%
                                                                 ===========                             =========
   Average interest rate
     spread (4).....................                                    1.86%                                 1.52%
                                                                 ===========                             =========
   Ratio of interest-earning assets
     to interest-bearing
     liabilities....................                                  112.63%                               115.24%
                                                                 ===========                             =========

--------------
  (1) Average yield/cost on available for sale securities is based on amortized cost.
  (2) Average yield on loans includes accrual loan balances and non-accrual loan balances, if any.
  (3)  Net interest income divided by total interest-earning assets.
  (4) Yield on interest-earning assets less rate paid on interest-bearing liabilities.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The information required by this item is contained in the "Market Risk"
section in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as part of this Report.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

                  NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INVESTORS FINANCIAL SERVICES CORP.

Date: May 9, 2001          By: /s/ Kevin J. Sheehan
                               ------------------------------------------------
                               Kevin J. Sheehan
                               Chairman, President and Chief
                               Executive Officer

                           By: /s/ Karen C. Keenan
                               ------------------------------------------------
                               Karen C. Keenan
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)