Form 10-Q
period 2001-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 2001-08-14
CIK 949589

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _____ to _____

0–26996
(Commission File Number)

INVESTORS FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Delaware	04–3279817
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Clarendon Street, P.O. Box 9130, Boston, MA	02117–9130
(Address of principal executive offices)	(Zip Code)

(617) 937–6700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of July 31, 2001 there were 31,881,466 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I. FINANCIAL INFORMATION

Item 1.              Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000
(Dollars in thousands, except per share data)

	June 30, 2001 (unaudited)	December 31, 2000

Assets
Cash and due from banks	$21,767	$30,489
Federal funds sold	-	450,000
Securities available for sale	1,287,537	772,333
Securities held to maturity (approximate fair value of $3,085,341 and $2,287,602 at June 30, 2001 and December 31, 2000, respectively)	3,076,440	2,299,294
Non–marketable equity securities	50,000	15,000
Loans, less allowance for loan losses of $100 at June 30, 2001 and December 31, 2000	130,294	129,269
Accrued interest and fees receivable	73,407	48,003
Equipment and leasehold improvements, less accumulated depreciation of $11,208 and $10,563 at June 30, 2001 and December 31, 2000, respectively	32,055	15,086
Goodwill, net	81,900	34,094
Other assets	42,922	17,547

Total Assets	$4,796,322	$3,811,115

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$114,834	$362,946
Savings	2,135,410	1,903,938
Time	65,000	65,000

Total deposits	2,315,244	2,331,884

Securities sold under repurchase agreements	1,724,903	1,251,725
Short-term and other borrowings	358,978	246
Other liabilities	53,954	24,206

Total liabilities	4,453,079	3,608,061

Commitments and contingencies	-	-

Company–obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	24,260	24,246

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: 0 at June 30, 2001 and December 31, 2000)	-	-
Common stock, par value $0.01 (shares authorized: 100,000,000 at June 30, 2001 and 40,000,000 at December 31, 2000; issued and outstanding: 31,873,289 at June 30, 2001 and 29,912,711 at December 31, 2000)	319	299
Surplus	217,657	95,007
Deferred compensation	(504)	(247)
Retained earnings	106,193	85,188
Accumulated other comprehensive loss, net	(4,682)	(1,439)
Treasury stock, par value $0.01 (10,814 shares at June 30, 2001 and December 31, 2000)	-	-

Total stockholders’ equity	318,983	178,808

Total Liabilities and Stockholders’ Equity	$4,796,322	$3,811,115

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
Six Months Ended June 30, 2001 and 2000
(Dollars in thousands, except per share data)

	June 30, 2001	June 30, 2000

Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$1,196	$1,262
Investment securities held to maturity and available for sale	120,574	75,687
Loans	2,848	2,812

Total interest income	124,618	79,761

Interest expense:
Deposits	36,730	25,356
Short-term and other borrowings	39,474	28,418

Total interest expense	76,204	53,774

Net interest income	48,414	25,987

Noninterest income:
Asset servicing fees	108,490	79,155
Other operating income	1,549	803

Net operating revenue	158,453	105,945

Operating Expenses:
Compensation and benefits	75,516	50,411
Technology and telecommunications	18,497	10,155
Occupancy	7,802	5,107
Transaction processing services	7,639	5,013
Depreciation and amortization	3,223	2,190
Travel and sales promotion	2,394	1,520
Professional fees	1,895	1,566
Amortization of goodwill	1,573	826
Other operating expenses	6,486	5,308

Total operating expenses	125,025	82,096

Income Before Income Taxes and Minority Interest	33,428	23,849

Provision for income taxes	10,394	7,668
Minority interest expense, net of income taxes	794	794

Net Income	$22,240	$15,387

Basic Earnings Per Share	$0.71	$0.52

Diluted Earnings Per Share	$0.68	$0.50

Comprehensive Income:
Net income	$22,240	$15,387
Other comprehensive loss net of tax of ($1,746) and ($34) for the six months ended June 30, 2001 and June 30, 2000, respectively:
Cumulative effect of a change in accounting principle	(3,934)	-
Net unrealized investment gain/(loss)	2,319	(73)
Net unrealized derivative instrument loss	(1,628)	-

Other comprehensive loss	(3,243)	(73)

Comprehensive income	$18,997	$15,314

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
Three Months Ended June 30, 2001 and 2000
(Dollars in thousands, except per share data)

	June 30, 2001	June 30, 2000

Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$267	$364
Investment securities held to maturity and available for sale	63,553	40,207
Loans	1,481	1,396

Total interest income	65,301	41,967

Interest expense:
Deposits	17,300	12,846
Short-term and other borrowings	21,056	16,091

Total interest expense	38,356	28,937

Net interest income	26,945	13,030

Noninterest income:
Asset servicing fees	60,058	39,439
Other operating income	768	407

Net operating revenue	87,771	52,876

Operating Expenses:
Compensation and benefits	41,602	23,884
Technology and telecommunications	10,455	5,560
Transaction processing services	5,065	2,494
Occupancy	4,266	3,035
Depreciation and amortization	1,861	1,147
Travel and sales promotion	1,396	851
Professional fees	1,150	492
Amortization of goodwill	923	405
Other operating expenses	3,454	2,454

Total operating expenses	70,172	40,322

Income Before Income Taxes and Minority Interest	17,599	12,554

Provision for income taxes	5,310	4,036
Minority interest expense, net of income taxes	397	397

Net Income	$11,892	$8,121

Basic Earnings Per Share	$0.38	$0.27

Diluted Earnings Per Share	$0.36	$0.26

Comprehensive Income:
Net income	$11,892	$8,121
Other comprehensive income/(loss) net of tax of $6 and ($457) for the three months ended June 30, 2001 and June 30, 2000, respectively:
Net unrealized investment loss	(1,463)	(971)
Net unrealized derivative instrument gain	1,475	-

Other comprehensive income/(loss)	12	(971)

Comprehensive income	$11,904	$7,150

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
Six Months Ended June 30, 2001 and 2000
(Dollars in thousands, except per share data)

	June 30, 2001	June 30, 2000

Common shares
Balance, beginning of period	29,912,711	14,610,154
Exercise of stock options	315,445	290,958
Common stock issuance	1,645,133	-
Stock dividend, two-for-one split	-	14,858,146

Balance, end of period	31,873,289	29,759,258

Treasury shares
Balance, beginning of period	10,814	10,814

Balance, end of period	10,814	10,814

Common stock
Balance, beginning of period	$299	$146
Exercise of stock options	4	3
Common stock issuance	16	-
Stock dividend, two-for one split	-	149

Balance, end of period	319	298

Surplus
Balance, beginning of period	95,007	87,320
Exercise of stock options	1,548	2,320
Tax benefit from exercise of stock options	3,741	2,235
Common stock issuance	117,361	-

Balance, end of period	217,657	91,875

Deferred compensation
Balance, beginning of the period	(247)	(689)
Common stock issuance	(335)	-
Amortization of deferred compensation	78	255

Balance, end of period	(504)	(434)

Retained earnings
Balance, beginning of period	85,188	53,542
Net income	22,240	15,387
Stock dividend, two-for-one split	-	(149)
Cash dividend, $0.04 and $0.03 per share in the periods ending June 30, 2001 and 2000, respectively	(1,235)	(887)

Balance, end of period	106,193	67,893

Accumulated other comprehensive income/(loss), net
Balance, beginning of period	(1,439)	(3,481)
Cumulative effect of a change in accounting principle	(3,934)	-
Net unrealized investment gain/(loss)	2,319	(73)
Net unrealized derivative instrument loss	(1,628)	-

Balance, end of period	(4,682)	(3,554)

Treasury stock
Balance, beginning of period	-	-

Balance, end of period	-	-

Total Stockholders’ Equity	$318,983	$156,078

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended June 30, 2001 and 2000
(Dollars in thousands)

	June 30, 2001	June 30, 2000

Cash Flows From Operating Activities:
Net income	$22,240	$15,387

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,796	3,016
Amortization of deferred compensation	(257)	255
Amortization of premiums on securities, net of accretion of discounts	(224)	1,935
Changes in assets and liabilities:
Accrued interest and fees receivable	(25,404)	(2,111)
Other assets	(12,383)	3,808
Other liabilities	13,464	25,966

Total adjustments	(20,008)	32,869

Net cash provided by operating activities	2,232	48,256

Cash Flows From Investing Activities:
Proceeds from maturities of securities available for sale	197,874	31,031
Proceeds from maturities of securities held to maturity	412,237	106,547
Purchases of securities available for sale	(306,876)	(209,257)
Purchases of securities held to maturity	(1,591,570)	(358,341)
Purchases of non–marketable equity securities	(35,000)	-
Net decrease in federal funds sold	450,000	150,000
Net increase in loans	(1,025)	(3,612)
Purchase of businesses	(49,379)	-
Purchases of fixed assets and leasehold improvements	(20,179)	(4,102)

Net cash used for investing activities	(943,918)	(287,734)

Cash Flows From Financing Activities:
Net decrease in demand deposits	(248,112)	(66,530)
Net increase/(decrease) in time and savings deposits	231,472	(77,930)
Net increase in short–term and other borrowings	831,910	357,821
Proceeds from exercise of stock options	1,552	2,323
Proceeds from issuance of common stock	117,377	-
Cash dividends to shareholders	(1,235)	(887)

Net cash provided by financing activities	932,964	214,797

Net Decrease In Cash And Due From Banks	(8,722)	(24,681)

Cash and Due From Banks, Beginning of Period	30,489	37,624

Cash and Due From Banks, End of Period	$21,767	$12,943

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$77,577	$52,211

Cash paid for income taxes	$9,531	$5,863

See Notes To Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the six months and the three months ended June 30, 2001 and 2000 is unaudited)

1.          Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset servicing for the financial services industry through its wholly-owned subsidiaries, Investors Bank & Trust Company (the ‘Bank’) and Investors Capital Services, Inc.  As used herein, the defined term ‘the Company’ shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies.  IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

On May 15, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend payable on June 15, 2000 to stockholders of record on May 31, 2000.  All share numbers have been restated to reflect the two-for-one stock split paid June 15, 2000, where applicable.

2.          Interim Financial Statements

The condensed consolidated interim financial statements of the Company and subsidiaries as of June 30, 2001 and 2000 and for the six–month periods and three-month periods ended June 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America are included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10–K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current periods’ presentation.

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended and interpreted, which established accounting and reporting standards for derivative instruments.  The Company uses derivative instruments to manage exposures to interest rate risks. The Company routinely enters into interest rate swap agreements in which the Company pays a fixed interest rate and receives a floating interest rate.  These transactions are designed to hedge a portion of the Company’s liabilities in connection with securities sold under repurchase agreements.  By entering into a pay-fixed/receive-floating interest rate swap, a portion of the liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement. Most of these derivatives have been designated as highly effective cash flow hedges, as determined in accordance with SFAS No. 133. An insignificant portion of the derivatives used to manage exposures to interest rate risks were not considered highly effective and, therefore, did not qualify for hedge accounting.

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the six months ended June 30, 2001. No cash flow hedges were dedesignated or discontinued for the six months ended June 30, 2001.

Net interest income included net losses of $1.2 million and $0.5 million, net of tax, for the six months and three months ended June 30, 2001, respectively, on interest rate swaps relating to SFAS No. 133.  The net loss consisted of a $0.2 million loss and a $0.1 million gain, net of tax, for the six- and three-month periods, respectively, on changes in the fair value of derivative instruments not designated as hedging instruments.  There were also $1.0 million and $0.6 million of derivative losses, net of tax, for the six- and three-month periods, respectively, that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.  The Company estimates that $2.3 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisiton Contingencies of Purchased Enterprises.”  SFAS No. 141 requires that all business combinations be accounted for by a single method—the purchase method.  This statement requires that intangible assets that can be identified and named, be recognized as assets apart from goodwill under certain criteria.  This statement also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.  When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, additional disclosures about those assets is required.  The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” and supersedes APB No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required.  The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

3.          Loans

Loans consist of demand loans to custody clients of the Company, including individuals, and not–for–profit institutions located in the greater Boston, Massachusetts metropolitan area and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at June 30, 2001 and December 31, 2000.  In addition, there were no loan charge–offs or recoveries during the six months ended June 30, 2001 and the year ended December 31, 2000. Loans are summarized as follows (Dollars in thousands):

	June 30, 2001	December 31, 2000

Loans to individuals	$78,650	$42,997
Loans to mutual funds	51,679	86,316
Loans to others	65	56

	130,394	129,369
Less allowance for loan losses	100	100

Total	$130,294	$129,269

The Company had commitments to lend of approximately $375.9 million and $222.4 million at June 30, 2001 and December 31, 2000, respectively. The terms of these commitments are similar to the terms of outstanding loans.

4.          Acquisitions

             Goodwill related to the Company’s acquisitions is summarized as follows (Dollars in thousands):

	For the Six Months Ended June 30, 2001	For the Year Ended December 31, 2000

Goodwill, beginning of period	$34,094	$39,776
Plus purchase of businesses	49,379	-
Plus contingent payment	-	255
Less termination fees	-	(4,362)
Less amortization	(1,573)	(1,575)

Goodwill, end of period	$81,900	$34,094

On November 28, 2000, the Bank agreed to purchase the advisor custody unit of The Chase Manhattan Bank (‘Chase’). The transaction was consummated on February 1, 2001.  This unit provides institutional custody services to individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors.   On May 1, 2001, the Bank assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (‘BGI’), a large international institutional investment manager.  BGI’s U.S. asset administration unit provides custody, accounting, administration and other operations functions for BGI’s clients. Acquisitions were accounted for using the purchase method of accounting.

5.          Deposits

Time deposits at June 30, 2001 and December 31, 2000 each included noninterest-bearing amounts of approximately $65 million.

All time deposits had a minimum balance of $100,000 and a maturity of less than three months at June 30, 2001 and December 31, 2000.

6.          Short-term and other borrowings

             The components of short–term and other borrowings are as follows (Dollars in thousands):

	June 30, 2001	December 31, 2000

Federal Home Loan Bank of Boston long-term advances	$350,000	$-
Federal funds purchased	8,000
Treasury tax and loan account	978	246

Total	$358,978	$246

The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (‘FHLBB’), which is utilized on an overnight and on a term basis to satisfy temporary funding requirements. The Company has utilized both short-term and long-term features of the term advances. As of June 30, 2001, there were $350 million of long-term term advances outstanding with interest rates ranging from 4.64% to 5.17% and maturities ranging from September 2002 to February 2005.   There were no short-term advances outstanding at June 30, 2001.  There were no outstanding term advances under this agreement at December 31, 2000.

There were no outstanding overnight advances under this agreement at June 30, 2001 or at December 31, 2000.  The rate on the outstanding balance of federal funds purchased from other banks at June 30, 2001 was 4.13%. There were no outstanding balances of federal funds purchased from other banks at December 31, 2000.

The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury tax and loan account. The Federal Reserve Bank charges the Company interest at the Federal funds rate on such deposits. The interest rate on the outstanding balance was 3.69% at June 30, 2001 and 6.29% at December 31, 2000.

7.          Stockholders’ Equity

At the Annual Meeting of Shareholders of the Company held on April 18, 2000, shareholders approved an increase in the number of authorized shares of Common Stock from 20,000,000 to 40,000,000. On May 2, 2000, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 40,000,000.

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

At the Annual Meeting of Shareholders of the Company held on April 17, 2001, shareholders approved an increase in the number of authorized shares of Common Stock from 40,000,000 to 100,000,000. On April 25, 2001, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 100,000,000. Such shares are available for general corporate purposes as determined by the Company's Board of Directors.  As of June 30, 2001, the Company had authorized 1,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, all with a par value of $0.01 per share.

The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

At the Annual Meeting of Shareholders of the Company held on April 17, 2001, shareholders approved the amendment and restatement of the Company’s Amended and Restated 1995 Stock Plan to increase the number of shares available for grant pursuant to the plan from 4,640,000 to 6,140,000.  Under the Plan, the Company may grant options to purchase up to a maximum of 6,140,000 shares of Common Stock to certain employees, consultants, directors and officers.  The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock.  No options were granted to consultants during the six months ended June 30, 2001.  Of the 6,140,000 shares of Common Stock authorized for issuance under the plan at June 30, 2001, 1,692,622 were available for grant as of that date.

The terms of the Amended and Restated 1995 Non-Employee Director Stock Option Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Pursuant to the terms of the Plan, options to purchase 10,000 shares of Common Stock were awarded on November 8, 1995 to each director. Any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, non-employee directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the Amended and Restated 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model.  Of the 400,000 shares of Common Stock authorized for issuance under the plan, 79,310 were available for grant at June 30, 2001.

The exercise price of options under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the qualified incentive options under the Amended and Restated 1995 Stock Plan may not be less than the fair market value at the date of the grant.  The exercise price of the nonqualified options under the Amended and Restated 1995 Stock Plan is determined by the compensation committee of the Board of Directors.  All options become exercisable as specified by the compensation committee at the date of the grant.

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

On May 29, 1998, the Company granted 40,000 shares of Common Stock to an officer of Investors Capital Services, Inc. under the Amended and Restated 1995 Stock Plan. This grant is subject to the Company's right to repurchase the shares if the officer's employment with the Company terminates. The Company's right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

On February 13, 2001, the Company granted 4,000 shares of Common Stock to former employees of the Chase advisor custody unit in connection with the acquisition of the unit under the Amended and Restated 1995 Stock Plan.  This grant is subject to the Company’s right to repurchase the shares if the employees’ employment with the Company terminates. The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

On May 1, 2001, the Company granted 29,000 nonqualified stock options to former employees of the U.S. asset administration unit of BGI in connection with the assumption of the operations of the unit.  The exercise price of the options is 10% of the fair market value at the close of market on the date of grant.  The grants are exercisable immediately, but any shares acquired on exercise are subject to the Company’s right to repurchase the shares at the exercise price if the employees’ employment with the Company terminates.  The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

The Company has recorded deferred compensation of $0.5 million and $0.3 million at June 30, 2001 and December 31, 2000, respectively, related to certain options granted under the Amended and Restated 1995 Stock Plan.

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

A summary of option activity under the Amended and Restated 1995 Non–Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:

	Number of Shares	Weighted–Average Exercise Price

Outstanding at December 31, 2000	2,896,662	$27
Granted	134,357	60
Exercised	(341,376)	10
Canceled	(12,850)	59

Outstanding at June 30, 2001	2,676,793	$30

Outstanding and exercisable at June 30, 2001	1,329,564

	Number of Shares	Weighted–Average Exercise Price

Outstanding at December 31, 1999	2,960,334	$13
Granted	203,608	22
Exercised	(692,704)	8
Canceled	(44,950)	15

Outstanding at June 30, 2000	2,426,288	$15

Outstanding and exercisable at June 30, 2000	1,076,619

             A summary of activity under the 1997 Employee Stock Purchase Plan is as follows (Number of shares):

	For the Six Months Ended June 30, 2001	For the Year Ended December 31, 2000

Total shares available under the Plan, beginning of period	299,034	357,354
Issued at June 30	(20,988)	(34,466)
Issued at December 31	-	(23,854)

Total shares available under the Plan, end of period	278,046	299,034

For the six-month period ended June 30, 2001, the purchase price of the stock was $60.50, or 90% of the average market value of the Common Stock on the last business day of the payment period ending June 30, 2001.

For the year ended December 31, 2000, the purchase price of the stock was $21.00 and $36.25, or 90% of the average market value of the Common Stock on the first business day of the payment periods ending June 30, 2000 and December 31, 2000, respectively.

Earnings Per Share—Under SFAS No. 128, the Company is required to disclose a reconciliation of Basic EPS and Diluted EPS for the six-month and three-month periods ended June 30, 2001 and 2000 as follows (Dollars in thousands, except per share data):

	For the Six Months Ended June 30,		For the Quarter Ended June 30,

	2001	2000	2001	2000

Income available to common stockholders	$22,240	$15,387	$11,892	$8,121

Basic average shares	31,400,929	29,578,721	31,787,431	29,671,221
Dilutive effect of stock options	1,276,317	1,335,847	1,227,546	1,515,817

Diluted average shares	32,677,246	30,914,568	33,014,977	31,187,038

Earnings per share
Basic	$0.71	$0.52	$0.38	$0.27

Diluted	$0.68	$0.50	$0.36	$0.26

8.          Off–Balance Sheet Financial Instruments

Lines of Credit—At June 30, 2001, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $433 million, against which $57 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

9.          Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the Federal Reserve Bank (‘FRB’) as of June 30, 2001 was $9.7 million. In addition, another cash balance in the amount of $13.4 million was pledged to secure clearings with a depository institution, Depository Trust Company, as of June 30, 2001.

Lease Commitments— Minimum future commitments on noncancelable operating leases at June 30, 2001 were as follows (Dollars in thousands):
Fiscal Year Ending	Premises	Equipment

2001	$8,134	$2,288
2002	16,034	3,202
2003	15,976	1,500
2004	15,737	140
2005 and beyond	66,401	-

Total rent expense was $10.3 million and $6.8 million for the six months ended June 30, 2001 and 2000, respectively.

Effective January 1, 2000, the Company renewed its five–year service agreement with Electronic Data Systems (‘EDS’) to expire on December 31, 2005. Under the terms of the agreement, the Company agreed to pay certain monthly service fees based on usage. Service expense under this contract was $2.1 million for the six months ended June 30, 2001 and $1.7 million for the six months ended June 30, 2000.

Contingencies—The Company provides global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies.  Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there are no contingent liabilities at June 30, 2001 that are material to the consolidated financial position or results of operations of the Company.

On January 16, 2001, Mopex, Inc. filed an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302, in the United States District Court for the Northern District of Illinois.  In the action, Mopex alleges that the Company and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringe U.S. Patent No. 6,088,685, entitled, “Open End Mutual Fund Securitization Process,” assigned to Mopex.  In the action, Mopex alleges that the ‘685 patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds.  The Complaint seeks injunctive relief, damages, and enhanced remedies (including attorneys’ fees and treble damages).  In a letter dated January 18, 2001, Mopex stated that it desired to license the patent in suit “at a favorable royalty rate prior to substantial involvement with the Court.”  On April 3, 2001, the Company filed an answer and counterclaim, denying any liability on Mopex’s claim and seeking a declaratory judgment that the ‘685 patent is invalid and not infringed.  On April 26, 2001, Mopex filed a reply to the Company’s counterclaim, denying that the patent in suit is invalid and not infringed.  The Company, which is indemnified by the iShares Trust for certain defense costs and damages resulting from Mopex’s claim, believes the claim is without merit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2001, the most recent notification from the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category. The following table presents the capital ratios for the Company and the Bank as of June 30, 2001 and December 31, 2000 (Dollars in thousands):

Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2001:
Total Capital (to Risk Weighted Assets—the Company)	$266,124	14.96%	$142,339	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$262,215	14.74%	$142,272	8.00%	$177,840	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$266,024	14.95%	$71,170	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$262,115	14.74%	$71,136	4.00%	$106,704	6.00%
Tier I Capital (to Average Assets—the Company)	$266,024	5.89%	$180,778	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$262,115	5.80%	$180,730	4.00%	$225,913	5.00%

As of December 31, 2000:
Total Capital (to Risk Weighted Assets—the Company)	$170,499	13.39%	$101,847	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$166,850	13.12%	$101,735	8.00%	$127,169	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$170,399	13.38%	$50,923	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$166,750	13.11%	$50,867	4.00%	$76,301	6.00%
Tier I Capital (to Average Assets—the Company)	$170,399	5.16%	$132,218	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$166,750	5.05%	$132,172	4.00%	$165,215	5.00%

Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of ‘net profits’ and to the extent that such payments will not impair the Bank’s capital stock and surplus account. Moreover, prior approval of the Commissioner of Banks of the Commonwealth of Massachusetts is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

11.        Segment Reporting

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the six months and quarter ended June 30, 2001 and 2000, and long–lived assets by geographic area as of June 30, 2001 and December 31, 2000 (Dollars in thousands):
	Net Operating Revenue				Long-Lived Assets

	For the Six Months Ended		For the Quarter Ended
	June 30,		June 30,		June 30, 2001	December 31, 2000

Geographic Information:	2001	2000	2001	2000

United States	$153,721	$102,194	$85,245	$50,885	$113,512	$48,878
Ireland	3,637	2,606	1,969	1,453	416	247
Canada	1,052	1,106	536	519	27	55
Cayman Islands	43	39	21	19	-	-

Total	$158,453	$105,945	$87,771	$52,876	$113,955	$49,180

No one customer accounted for 10% of the Company’s consolidated net operating revenues for the six months ended June 30, 2001 and 2000.   BGI accounted for 13.2% of the Company’s consolidated net operating revenues for the quarter ended June 30, 2001.

The following represents the Company’s asset servicing fees component of operating revenue by service line for the six months and quarter ended June 30, 2001 and 2000 (Dollars in thousands):

	Asset Servicing Fees

	For the Six Months Ended June 30,		For the Quarter Ended June 30,

Asset servicing fees by service line:	2001	2000	2001	2000

Custody, accounting, transfer agency, and administration	$86,646	$62,021	$47,986	$31,177
Foreign exchange	8,058	5,160	4,101	2,214
Cash management	7,339	5,785	4,279	2,983
Securities lending	4,852	5,392	2,656	2,646
Investment advisory	1,595	797	1,036	419

Total	$108,490	$79,155	$60,058	$39,439

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

             We provide a broad range of services to a variety of financial asset managers.  These services include our core services, global custody and multicurrency accounting, as well as our value-added services, such as mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services.  At June 30, 2001, we provided services for approximately $840 billion in net assets, including approximately $78 billion of foreign assets.

             On May 15, 2000, our board of directors declared a two-for-one stock split in the form of a 100% stock dividend payable on June 15, 2000.  All numbers in this Report have been restated to reflect the two-for-one stock split paid June 15, 2000, where applicable.

             On November 28, 2000, the Bank agreed to purchase the advisor custody unit of The Chase Manhattan Bank (‘Chase’).  The transaction was consummated on February 1, 2001.  This unit provides institutional custody services to individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors.  On May 1, 2001, we assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (‘BGI’), a large international institutional investment manager.  BGI’s U.S. asset administration unit provides custody, accounting, administration and other operations functions for BGI’s clients. Acquisitions were accounted for using the purchase method of accounting.

Revenue and Expense Overview

             We derive our revenue from financial asset servicing. Although interest income and noninterest income are reported separately for financial statement presentation purposes, our clients view the pricing of our service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from the relationship.  Accordingly, we believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 50% to $158.5 million for the six months ended June 30, 2001 from the same period in 2000 and increased 66% to $87.8 million for the three months ended June 30, 2001 from the same period last year.

             Noninterest income consists primarily of fees for financial asset servicing and is principally derived from global custody, multicurrency accounting, mutual fund administration and institutional transfer agency services for financial asset managers and the assets they control. Our clients pay fees based on the volume of assets under custody, portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and performance measurement are needed.  Asset-based fees are usually charged on a sliding scale and are subject to minimum fees.  As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, our fees may be a smaller percentage of those assets.  If the value of equity assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would cause a corresponding change of approximately 3% in our earnings per share.  If the value of fixed income assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would cause a corresponding change of approximately 3% in our earnings per share.

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

Certain Factors That May Affect Future Results

             From time to time, information provided by us, statements made by our employees or information included in our filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called ‘forward-looking statements,’ and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, the timing and effect on earnings of derivative gains and losses, and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

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

             Our acquisition of the Chase advisor custody unit presents us with challenges and will demand management attention that has to be diverted from other matters.  Integration of acquisitions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition will be accretive to our earnings per share.  Any future acquisitions will present similar challenges.

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

             We base some of our fees on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates in the securities markets as these fluctuations affect the market value of assets processed.  Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  Also, our net interest income is earned by investing depositors' funds and making loans.  Rapid changes in interest rates or changes in the relationship between different index rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios.

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

             We have been sued in federal court claiming that we and others are infringing a patent allegedly covering the creation and trading of certain securities, including exchange traded funds.  While we believe the claim is without merit, we cannot be sure that we will prevail in the defense of this claim.  Any patent litigation would be costly and could divert the attention of management.  If we were found to infringe the patent, we would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent.  We cannot be sure that we will be able to obtain a license on a timely basis or on reasonable terms, if at all.  While we are indemnified against some defense costs and damages related to this claim, we may incur significant expense defending the claim.  As a result, any determination of infringement could have a material adverse effect upon our business, financial condition and results of operations.  We may become subject to other infringement claims in the future.

Our quarterly and annual operating results may fluctuate.

             Our quarterly and annual operating results are difficult to predict and may fluctuate from quarter to quarter and annually for several reasons, including:

•	The timing of commencement or termination of client engagements; and

•	The rate of net inflows and outflows of investor funds in the investment vehicles offered by our clients.

             Most of our expenses, like employee compensation and rent, are relatively fixed.  As a result, any shortfall in revenue relative to our expectations could significantly affect our operating results, which could adversely affect our stock price.

We are subject to extensive federal and state regulations that impose complex restraints on our business.

             Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us.  Our primary banking regulators are the Federal Reserve Board (‘FRB’), the Federal Deposit Insurance Commission  (‘FDIC’) and the Massachusetts Commissioner of Banks.  Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

•	The FRB and the FDIC maintain capital requirements that we must meet. Failure to meet those requirements could lead to severe regulatory action or even receivership. We are currently considered to be "well capitalized;"

•	Under Massachusetts law, the Bank may be restricted in its ability to pay dividends to Investors Financial, which may in turn restrict our ability to pay dividends to our stockholders; and

•	The FRB and the FDIC are empowered to assess monetary penalties against, and to order termination of activities by, companies or individuals who violate the law.

             Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for our company to be acquired.  Also, we have not elected financial holding company status under the federal Gramm-Leach-Bliley Act of 1999.  This may place us at a competitive disadvantage with respect to other organizations.

Statement of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 2001 and 2000

Noninterest Income

             Noninterest income was $110.0 million for the six months ended June 30, 2001, up 38% from the same period in 2000, and was $60.8 million for the quarter ended June 30, 2001, up 53% from the same period in 2000.  Noninterest income consists of the following items (Dollars in thousands):

	For the Six Months Ended June 30,			For the Quarter Ended June 30,

	2001	2000	Change	2001	2000	Change

Asset servicing fees	$108,490	$79,155	37%	$60,058	$39,439	52%
Other operating income	1,549	803	93%	768	407	89%

Total noninterest income	$110,039	$79,958	38%	$60,826	$39,846	53%

             Asset servicing fees were $108.5 million for the six months ended June 30, 2001, up 37% from the same period in 2000, and were $60.0 million for the quarter ended June 30, 2001, up 52% from the same quarter in 2000. The largest component of asset servicing fees is asset-based fees, which increased in both periods due to the increase in assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, and institutional transfer agency.   Total net assets processed increased $537 billion from $303 billion at December 31, 2000 to $840 billion at June 30, 2001.  This net increase includes several components (Dollars in billions):

For the Six Months Ended June 30, 2001

Assumed and acquired business units	542
Sales to existing clients	13
Sales to new clients	3
Fund flows and market gain/loss	(21)

Net increase in assets processed	$537

             Another significant portion of the increase in asset servicing fees resulted from the success in marketing ancillary services, such as foreign exchange and securities lending services.

             Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (‘FHLBB’) stock investment, computer service fees and miscellaneous fees for systems consulting services. The increase in other operating income resulted from the increase in FHLBB stock dividend income due to an increase in the average investment in FHLBB stock during the six months ended and the quarter ended June 30, 2001, and increased income from consulting services performed for clients.

Operating Expenses

             Total operating expenses were $125.0 million for the six months ended June 30, 2001, up 52% from the same period in 2000.  For the quarter ended June 30, 2001, total operating expenses were $70.2 million, up 74% from the same period in 2000.  The components of operating expenses were as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Quarter Ended June 30,

	2001	2000	Change	2001	2000	Change

Compensation	$75,516	$50,411	50%	$41,602	$23,884	74%
Technology and telecommunications	18,497	10,155	82%	10,455	5,560	88%
Occupancy	7,802	5,107	53%	4,266	3,035	41%
Transaction processing services	7,639	5,013	52%	5,065	2,494	103%
Depreciation and amortization	3,223	2,190	47%	1,861	1,147	62%
Travel and sales promotion	2,394	1,520	58%	1,396	851	64%
Professional fees	1,895	1,566	21%	1,150	492	134%
Amortization of goodwill	1,573	826	90%	923	405	128%
Other operating expenses	6,486	5,308	22%	3,454	2,454	41%

Total operating expenses	$125,025	$82,096	52%	$70,172	$40,322	74%

             Compensation and benefits expense was $75.5 million for the six months ended June 30, 2001, up 50% from the same period in 2000, and was $41.6 million for the quarter ended June 30, 2001, up 74% from the same period in 2000.  The average number of employees increased 32% to 2,045 during the six months ended June 30, 2001 from 1,545 for the same period last year.  The average number of employees for the quarter ended June 30, 2001 was 2,216, up 41% compared to 1,568 during the same period in 2000.  We increased the number of employees to support the expansion of client relationships and to service new business acquisitions.  Approximately 58 and 275 employees were acquired as part of the Chase acquisition and the BGI business unit assumption, respectively.  Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $3.0 million for the six months ended June 30, 2001 and $1.6 million for the quarter ended June 30, 2001, consistent with the increased headcount.

             Technology and telecommunications expense was $18.5 million for the six months ended June 30, 2001, up 82% from the same period in 2000.  For the quarter ended June 30, 2001, technology and telecommunications expense was $10.5 million, up 88% for the same period last year.  Transitional services incurred as a result of the Chase acquisition agreement accounted for approximately $5.5 million and $3.2 million of the six- and three-month increases, respectively.  Increased hardware, software and telecommunications expenditures needed to support the growth in assets processed accounted for $1.6 million of the six-month period-to-period increase and $0.9 million of the quarter-to-quarter increase.  Expenses related to outsourced network monitoring and help desk service, along with mainframe data processing, disaster recovery and other outsourced services accounted for $0.9 million of the six-month period-to-period increase and $0.4 million of the quarter-to-quarter increase.

             Occupancy expense was $7.8 million for the six months ended June 30, 2001, up 53% from the same period in 2000 and was $4.3 million for the quarter ended June 30, 2001, up 41% compared to the same period in 2000.  These increases were primarily due to increased rent resulting from the California offices assumed from BGI and the expansion of our office space in Boston, New York, and Dublin at current market rental rates.

             Depreciation and amortization expense was $3.2 million for the six months ended June 30, 2001, up 47% from the same period in 2000, and was $1.9 million for the quarter ended June 30, 2001, up 62% compared to the same period in 2000.  These increases resulted from capitalized expenditures associated with the expansion into additional office space and capitalized software.

             Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites, and to our offices in New York, California, and our foreign subsidiaries.  This expense was $2.4 million for the six months ended June 30, 2001, up 58% from the same period in 2000.  For the quarter ended June 30, 2001, this expense was $1.4 million, up 64% compared to the same period in 2000. These increases were due to the increased level of business activity.

             Professional fees were $1.9 million for the six months ended June 30, 2001, up 21% from the same period in 2000.   Professional fees were $1.2 million for the quarter ended June 30, 2001, up 134% compared to the same period in 2000.  The increases were due primarily to system conversion consulting costs for the Advisor Custody unit acquired from Chase and for legal services and other consulting services provided during both periods.

             Amortization of goodwill expense was $1.6 million for the six months ended June 30, 2001, up 90% from the same period in 2000, and was $0.9 million for the quarter ended June 30, 2001, up 128% compared to the same period in 2000.  The increases were the result of the increase in goodwill from acquisition activities this year.  Please refer to the “Overview” section for a further discussion of acquisitions.

             Net Interest Income

             Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates compared to the same periods in 2000. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Six Months Ended June 30, 2001			For the Quarter Ended June 30, 2001

	Change Due to Volume	Change Due to Rate	Net	Change Due to Volume	Change Due to Rate	Net

Interest-earning assets:
Federal funds sold and other	$2	$(68)	$(66)	$(2)	$(96)	$(98)
Investment securities	46,590	(1,703)	44,887	26,335	(2,988)	23,347
Loans	(141)	177	36	(119)	204	85

Total interest-earning assets	$46,451	$(1,594)	$44,857	$26,214	$(2,880)	$23,334

Interest-bearing liabilities:
Deposits	$12,595	$(1,221)	$11,374	$6,328	$(1,874)	$4,454
Borrowings	15,741	(4,685)	11,056	8,449	(3,484)	4,965

Total interest-bearing liabilities	$28,336	$(5,906)	$22,430	$14,777	$(5,358)	$9,419

Change in net interest income	$18,115	$4,312	$22,427	$11,437	$2,478	$13,915

             Net interest income was $48.4 million for the six months ended June 30, 2001, up 86% from the same period in 2000.  Net interest income was $26.9 million for the quarter ended June 30, 2001, up 107% from the same period in 2000.  The improvement in net interest income in both periods primarily reflects the positive effect of balance sheet growth driven by increased client deposits and borrowings.  In addition, the declining interest rate environment this year has reduced our deposit and borrowing costs which have outpaced the re-pricing of our earning assets, primarily investment securities.  The net interest margin increased 37 basis points and 47 basis points to 2.45% and 2.48% for the six months and three months ended June 30, 2001, respectively, compared to last year.

             Average interest-earning assets, primarily investment securities, increased $1.5 billion or 58% for the six months ended June 30, 2001 and increased $1.7 billion or 67% for the quarter ended June 30, 2001 compared to the same periods last year.  Funding for the asset growth for the six-month period was provided by an increase in average borrowings, primarily client repurchase agreements and FHLB long-term advances, of $780 million and an increase in average client deposits of $610 million.  Funding for the asset growth for the three-month period was provided by an increase in average borrowings, primarily client repurchase agreements and FHLB long-term advances, of $984 million and an increase in average client deposits of $716 million.  The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $18.1 million and $11.4 million for the six months and three months ended June 30, 2001, respectively.

             Average yield on interest-earning assets was 6.29% for the six months ended June 30, 2001, down 9 basis points from the same period in 2000, and was 6.02% for the three months ended June 30, 2001, down 46 basis points from the same period in 2000.  The average rate paid on interest-bearing liabilities was 4.32% for the six months ended June 30, 2001, down 65 basis points from the same period in 2000. The average rate paid on interest-bearing liabilities for the quarter ended June 30, 2001 was 3.94%, down 124 basis points from the same quarter in 2000.  The effect on net interest income due to changes in rates were increases of approximately $4.3 million and $2.5 million during the six months and three months ended June 30, 2001, respectively.

             Effective January 1, 2001, we adopted SFAS No. 133, as amended and interpreted, which established accounting and reporting standards for derivative instruments.  We use derivative instruments to manage exposures to interest rate risks.  We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate.  These transactions are designed to hedge a portion of our liabilities in connection with securities sold under repurchase agreements.  By entering into a pay-fixed/receive-floating interest rate swap, a portion of the liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement.  Most of these derivatives have been designated as highly effective cash flow hedges, as determined in accordance with SFAS No. 133.  An insignificant portion of the derivatives used to manage exposures to interest rate risks were not considered highly effective and, therefore, did not qualify for hedge accounting.

             Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the six months and quarter ended June 30, 2001. No cash flow hedges were dedesignated or discontinued for the six months or quarter ended June 30, 2001.

             Net interest income included net losses of $1.2 million and $0.5 million, net of tax, for the six months and three months ended June 30, 2001, respectively, on interest rate swaps relating to SFAS No. 133.  The net loss consisted of a $0.2 million loss and a $0.1 million gain, net of tax, for the six- and three-month periods, respectively, on changes in the fair value of derivative instruments not designated as hedging instruments.  There were also $1.0 million and $0.6 million of derivative losses, net of tax, for the six- and three-month periods, respectively, that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.  The Company estimates that $2.3 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months.  The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

Income Taxes

             Taxes for the six months ended June 30, 2001 were $10.4 million, up 36% from the same period in 2000. Taxes for the quarter ended June 30, 2001 were $5.3 million, up 32% compared to the same period last year.  The increase in tax expense reflects the higher level of pretax income during both the six months and three months ended June 30, 2001.  The effective tax rate for the six- and three-month periods ended June 30, 2001 were 31% and 30%, respectively, down from 32% for both the six- and three–month periods last year.   The decrease in the effective tax rate reflects the increased investment in nontaxable municipal securities this year.

Financial Condition

Investment Portfolio

             The following table summarizes our investment portfolio for the dates indicated (Dollars in thousands):

	June 30, 2001	December 31, 2000

Securities available for sale:
Mortgage–backed securities	$966,997	$550,465
Federal agency securities	39,510	122,235
Corporate debt	58,594	54,129
State and political subdivisions	222,436	45,504

Total securities available for sale	$1,287,537	$772,333

Securities held to maturity:
Mortgage–backed securities	$2,616,575	$1,900,301
Federal agency securities	370,055	311,809
State and political subdivisions	82,282	79,618
Foreign government securities	7,528	7,566

Total securities held to maturity	$3,076,440	$2,299,294

             Our investment portfolio is used to invest depositors’ funds and provide a secondary source of earnings for us.  In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services.  The portfolio is comprised of securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association (‘FNMA’ or ‘Fannie Mae’) and the Federal Home Loan Mortgage Corporation (‘FHLMC’ or ‘Freddie Mac’), and Federal agency callable bonds issued by FHLMC and the FHLB, corporate debt securities, agency debt and agency preferred stock securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

             We invest in mortgage-backed securities, Federal agency callable bonds and corporate and agency debt to increase the total return of the investment portfolio.  Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk.  Credit risk results from the possibility that a loss may occur if a counterparty is unable to meet the terms of the contract.  Prepayment risk results from the possibility that changes in interest rates may cause mortgage securities to be paid off prior to their maturity dates.  Federal agency callable bonds generally have a higher yield than U.S. Treasury securities due to credit and call risk.  Credit risk results from the possibility that the Federal agency issuing the bonds may be unable to meet the terms of the bond.  Call risk results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the Federal agency.  Credit risk related to mortgage-backed securities and Federal agency callable bonds is substantially reduced by payment guarantees and credit enhancements.

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

             The book value and weighted average yield of our securities available for sale at June 30, 2001 by effective maturity, are reflected in the following table (Dollars in thousands):

	Years

	Under 1		1 to 5		5 to 10		Over 10

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage–backed securities	$-	-	$934,274	7.04%	$32,723	8.02%	$-	-
Federal agency securities	-	-	30,198	5.64%	9,312	5.00%	-	-
Corporate debt	-	-	-	-	-	-	58,594	3.80%
State and political subdivisions	2,944	4.18%	37,862	4.57%	128,703	4.73%	52,927	4.86%

Total securities available for sale	$2,944	4.18%	$1,002,334	6.90%	$170,738	5.38%	$111,521	4.30%

             The book value and weighted average yield of our securities held to maturity at June 30, 2001, by effective maturity, are reflected in the following table (Dollars in thousands):

	Years

	Under 1		1 to 5		5 to 10		Over 10

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage–backed securities	$140,008	4.22%	$1,847,829	6.62%	$405,006	6.07%	$223,732	5.28%
Federal agency securities	-	-	111,937	5.88%	258,118	6.10%	-	-
State and political subdivisions	-	-	-	-	4,079	5.61%	78,203	5.45%
Foreign government securities	7,528	6.84%	-	-	-	-	-	-

Total securities held to maturity	$147,536	4.35%	$1,959,766	6.57%	$667,203	6.08%	$301,935	5.32%

Loan Portfolio

The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):
	June 30, 2001	December 31, 2000

Loans to individuals	$78,650	$42,997
Loans to mutual funds	51,679	86,316
Loans to others	65	56

	130,394	129,369
Less: allowance for loan losses	(100)	(100)

Net loans	$130,294	$129,269

Floating Rate	$130,367	$129,337
Fixed Rate	27	32

	$130,394	$129,369

             We make loans to individually managed account customers and to mutual funds and other pooled product clients.  Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate or LIBOR and are fully secured by liquid collateral, primarily freely tradable securities held in custody by us for the borrower.  Loans to mutual funds and other pooled product clients include unsecured lines of credit that may, in the event of default, be collateralized at our option by securities held in custody by us for those mutual funds.  Loans to individually managed account customers, mutual funds and other pooled product clients also include advances that we make to certain clients pursuant to the terms of our custody agreements with those clients to facilitate securities transactions and redemptions.

             At June 30, 2001, our only lending concentrations which exceeded 10% of total loan balances, were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

             Our credit loss experience has been excellent.  There have been no loan charge-offs or adverse credit actions in our history.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest.  As of June 30, 2001, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at June 30, 2001.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

             The active management of market risk is integral to our operations.  The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic conditions.  We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics, based on market conditions.  Since client deposits and repurchase agreements, our primary sources of funds, are predominantly short term, we maintain a generally short-term structure for our interest-earning assets.  We also use interest rate swap agreements to augment our management of interest rate exposure.  The purpose of these agreements is to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities.

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

             Our board of directors has delegated day-to-day responsibility for oversight of the Asset and Liability Management function to our Asset and Liability Committee (‘ALCO’).  ALCO is a senior management committee consisting of the Chief Executive Officer, the Executive Vice President, the Chief Financial Officer and members of the Treasury and Finance functions. ALCO meets twice monthly.  Our primary tool in managing interest rate sensitivity is an income simulation model. Key assumptions in the simulation model include the timing of cash flows, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity.  The model assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured.  The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income.  Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

             The results of the income simulation model as of June 30, 2001 and 2000 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 5.44% and 6.41%, respectively.  A downward shift of 200 basis points would result in a decrease in projected net interest income of 2.88% at June 30, 2001 and an increase in projected net interest income of 6.10% at June 30, 2000.

             We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the table below, at June 30, 2001, interest-bearing liabilities repriced faster than interest-earning assets, as has been typical for us.  If all other variables remained constant, in the short term, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income.  Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

             The following table presents the repricing schedule our interest-earning assets and interest-bearing liabilities at June 30, 2001 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest–earning assets(1):
Federal funds sold	$-	$-	$-	$-	$-	$-
Investment securities (2)	2,002,355	367,448	523,597	880,806	589,771	4,363,977
Loans—variable rate	130,267	-	-	-	-	130,267
Loans—fixed rate	27	-	-	-	-	27

Total interest–earning assets	$2,132,649	$367,448	$523,597	$880,806	$589,771	$4,494,271
Interest–bearing liabilities:
Demand deposit accounts	$3,895	$-	$-	$-	$-	$3,895
Savings accounts	2,075,344	-	-	18,482	-	2,093,826
Interest rate contracts	(690,000)	70,000	100,000	520,000	-	-
Short-term and other borrowings	1,733,881	-	-	350,000	-	2,083,881

Total interest–bearing liabilities	$3,123,120	$70,000	$100,000	$888,482	$-	$4,181,602

Net interest-sensitivity gap during the period	$(990,471)	$297,448	$423,597	$(7,676)	$589,771	$312,669

Cumulative gap	$(990,471)	$(693,023)	$(269,426)	$(277,102)	$312,669

Interest-sensitive assets as a percent of interest sensitive liabilities (cumulative)	68.29%	78.30%	91.82%	93.37%	107.48%

Interest-sensitive assets as a percent of total assets (cumulative)	44.46%	52.13%	63.04%	81.41%	93.70%

Net interest-sensitivity gap as a percent of total assets	(20.65)%	6.20%	8.83%	(0.16)%	12.30%

Cumulative gap as a percent of total assets	(20.65)%	(14.45)%	(5.62)%	(5.78)%	6.52%

(1)	Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the period in which they are scheduled to be repaid.

(2)	Mortgage–backed securities are included in the pricing category that corresponds with their effective maturity.

Liquidity

             Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  For a financial institution such as us, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

             Our primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and the ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors' needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.08 per share for 2001 (approximately $2.5 million based upon 31,873,289 shares outstanding as of June 30, 2001).

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

             We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal funds overnight rate.  The aggregate amount of these borrowing arrangements as of June 30, 2001 was $813 million.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

             We also have master repurchase agreements in place with various counterparties, pursuant to which brokers have agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at June 30, 2001 was $2.0 billion.

             We also have a borrowing arrangement with the FHLBB.  We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold.  We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.  The aggregate amount of borrowing available to us under this arrangement at June 30, 2001 was $1.6 billion.

             Our cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2001.  Net cash used for investing activities, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities and decreased federal funds sold, was $943.9 million for the six months ended June 30, 2001.  Net cash provided by financing activities, consisting primarily of increased borrowings and proceeds from common stock issued, was $933.0 million for the six months ended June 30, 2001.

Capital Resources

             Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures and miscellaneous equipment needs.  We lease microcomputers through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs and through business acquisition activities.  As a result, our capital expenditures were $20.2 million and $4.1 million for the six months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001, capital expenditures were comprised of approximately $10.7 million in fixed assets, $6.0 million in capitalized software and $3.5 million in leasehold improvements.

             Stockholders' equity at June 30, 2001 was $319.0 million, up 78%, from December 31, 2000.  The ratio of stockholders' equity to assets increased to 6.7% at June 30, 2001 from 4.7% at December 31, 2000.  The increase in stockholders’ equity is the result of the February 1, 2001 offering of 1,624,145 shares of Common Stock, which raised approximately $115.8 million in capital.

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

             The following table summarizes our Tier I and total capital ratios at June 30, 2001 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$266,024	14.95%
Tier I capital minimum requirement	71,170	4.00%

Excess Tier I capital	$194,854	10.95%

Total capital	$266,124	14.96%
Total capital minimum requirement	142,339	8.00%

Excess total capital	$123,785	6.96%

Risk adjusted assets, net of intangible assets	$1,779,238

             The following table summarizes Investors Bank’s Tier I and total capital ratios at June 30, 2001 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$262,115	14.74%
Tier I capital minimum requirement	71,136	4.00%

Excess Tier I capital	$190,979	10.74%

Total capital	$262,215	14.74%
Total capital minimum requirement	142,272	8.00%

Excess total capital	$119,943	6.74%

Risk adjusted assets, net of intangible assets	$1,778,399

             In addition to the risk–based capital guidelines, the FRB and the FDIC use a “Leverage Ratio” as an additional tool to evaluate capital adequacy.  The Leverage Ratio is defined to be a company’s Tier I capital divided by its adjusted total average assets.  The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% for top-rated banking institutions not experiencing a period of rapid growth.  All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%.  The computation of the risk–based capital ratios and the Leverage Ratio requires that our capital and that of Investors Bank be reduced by most intangible assets.  Our Leverage Ratio at June 30, 2001 was 5.89%, which is in excess of regulatory requirements.  The Bank’s Leverage Ratio at June 30, 2001 was 5.80%, which is in excess of regulatory requirements.

             The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest earning assets:
Federal funds sold and other	$43,536	$1,196	5.49%	$43,451	$1,262	5.81%
Investment securities (1)	3,805,830	120,574	6.34%	2,333,914	75,687	6.49%
Loans (2)	110,225	2,848	5.17%	124,662	2,812	4.51%

Total interest earning assets	3,959,591	124,618	6.29%	2,502,027	79,761	6.38%

Allowance for loan losses	(100)			(100)
Noninterest–earning assets	223,127			142,507

Total assets	$4,182,618			$2,644,434

Interest bearing liabilities:
Deposits:
Demand	$3,974	$39	1.96%	$5,139	$51	1.98%
Savings	1,682,005	36,678	4.36%	1,085,859	24,936	4.59%
Time	481	13	5.41%	12,433	369	5.94%
Short-term borrowings	1,643,685	34,566	4.21%	1,061,037	28,418	5.36%
Other borrowings	197,532	4,908	4.97%	-	-	-

Total interest bearing liabilities	3,527,677	76,204	4.32%	2,164,468	53,774	4.97%
Noninterest-bearing liabilities
Demand deposits	176,483			175,365
Savings	63,286			37,017
Noninterest-bearing time deposits	65,000			65,000
Other liabilities	46,459			31,374

Total liabilities	3,878,905			2,473,224
Trust preferred stock	24,252			24,224
Equity	279,461			146,986

Total liabilities and equity	$4,182,618			$2,644,434

Net interest income		$48,414			$25,987

Net interest margin (3)			2.45%			2.08%

Average interest rate spread (4)			1.97%			1.41%

Ratio of interest–earning assets to interest–bearing liabilities			112.24%			115.60%

(1)         Average yield/cost on available for sale securities is based on amortized cost.
(2)         Average yield on loans includes accrual loan balances and nonaccrual loan balances, if any.
(3)         Net interest income divided by total interest–earning assets.
(4)         Yield on interest–earning assets less rate paid on interest–bearing liabilities.

Item 3.              Quantitative and Qualitative Disclosure about Market Risk

             The information required by this item is contained in the “Market Risk” section in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as part of this Report.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on Tuesday, April 17, 2001.  A vote was proposed to:

•	Elect each of Kevin J. Sheehan, James M. Oates and Thomas P. McDermott as a class III director of the Company, to serve for a three-year term and until his successor is elected and qualified;

•	To approve an amendment to our certificate of incorporation, to increase the number of authorized shares of our common stock from 40,000,000 to 100,000,000;

•	To approve an amendment and restatement of our amended and restated 1995 stock plan to increase the number of shares available for grant pursuant to the plan from 4,640,000 to 6,140,000;

•	To approve a senior executive bonus plan; and

•	To ratify the selection of Deloitte & Touche LLP as our independent auditors for our fiscal year ended December 31, 2001.

The voting results were as follows:

		Votes For	Votes Against	Votes Withheld	Broker Abstained

(1)	Kevin J. Sheehan	26,911,593	N/A	92,104	N/A
	James M. Oates	26,911,032	N/A	92,665	N/A
	Thomas P. McDermott	26,911,164	N/A	92,533	N/A
(2)	Amendment to charter to increase authorized shares	22,008,295	4,968,788	N/A	26,614
(3)	Amendment and restatement of amended and restated 1995 stock plan	21,639,241	5,293,413	N/A	71,043
(4)	Approve senior executive bonus plan	25,788,069	1,153,123	N/A	62,505
(5)	Deloitte & Touche LLP	26,976,438	15,190	N/A	11,709

Item 6.  Exhibits and Reports on Form 8-K.

                           None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date: August 14, 2001	By:	/s/ Kevin J. Sheehan

Kevin J. Sheehan Chairman, President and Chief Executive Officer

	By:	/s/ Karen C. Keenan

Karen C. Keenan Chief Financial Officer (Principal Financial and Accounting Officer)