Form 10-Q
period 2001-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 2001-11-13
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2001 there were 31,903,481 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I. FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Dollars in thousands, except per share data)

	September 30, 2001 (unaudited)	December 31, 2000

Assets
Cash and due from banks	$17,846	$30,489
Federal funds sold	90,000	450,000
Securities available for sale	1,486,432	772,333
Securities held to maturity (approximate fair value of $3,245,655 and $2,287,602 at September 30, 2001 and December 31, 2000, respectively)	3,207,988	2,299,294
Non–marketable equity securities	50,000	15,000
Loans, less allowance for loan losses of $100 at September 30, 2001 and December 31, 2000	137,829	129,269
Accrued interest and fees receivable	74,311	48,003
Equipment and leasehold improvements, less accumulated depreciation of $12,272 and $10,563 at September 30, 2001 and December 31, 2000, respectively	37,165	15,086
Goodwill, net	80,912	34,094
Other assets	42,567	17,547
Total Assets	$5,225,050	$3,811,115

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$344,955	$362,946
Savings	1,866,680	1,903,938
Time	90,000	65,000
Total deposits	2,301,635	2,331,884

Securities sold under repurchase agreements	1,569,679	1,251,725
Short-term and other borrowings	915,546	246
Other liabilities	78,341	24,206
Total liabilities	4,865,201	3,608,061

Commitments and contingencies	-	-

Company–obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	24,267	24,246

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: 0 at September 30, 2001 and December 31, 2000)	-	-
Common stock, par value $0.01 (shares authorized: 100,000,000 at September 30, 2001 and 40,000,000 at December 31, 2000; issued and outstanding: 31,887,166 at September 30, 2001 and 29,912,711 at December 31, 2000)	319	299
Surplus	217,962	95,007
Deferred compensation	(475)	(247)
Retained earnings	119,034	85,188
Accumulated other comprehensive loss, net	(1,258)	(1,439)
Treasury stock, par value $0.01 (10,814 shares at September 30, 2001 and December 31, 2000)	-	-
Total stockholders’ equity	335,582	178,808
Total Liabilities and Stockholders’ Equity	$5,225,050	$3,811,115

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands, except per share data)

	September 30, 2001	September 30, 2000
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$1,611	$2,037
Investment securities held to maturity and available for sale	184,774	120,878
Loans	4,279	4,400
Total interest income	190,664	127,315
Interest expense:
Deposits	53,147	40,885
Short-term and other borrowings	60,075	45,003
Total interest expense	113,222	85,888
Net interest income	77,442	41,427

Noninterest income:
Asset servicing fees	173,107	119,206
Other operating income	2,378	1,560
Net operating revenue	252,927	162,193

Operating Expenses:
Compensation and benefits	120,395	76,360
Technology and telecommunications	27,157	16,538
Transaction processing services	14,588	7,447
Occupancy	12,649	8,008
Depreciation and amortization	5,781	3,367
Travel and sales promotion	4,064	2,599
Professional fees	2,787	2,059
Amortization of goodwill	2,565	1,201
Other operating expenses	9,647	7,235
Total operating expenses	199,633	124,814

Income Before Income Taxes and Minority Interest	53,294	37,379

Provision for income taxes	16,384	12,016
Minority interest expense, net of income taxes	1,191	1,191
Net Income	$35,719	$24,172
Basic Earnings Per Share	$1.13	$0.81
Diluted Earnings Per Share	$1.09	$0.78

Comprehensive Income:
Net income	$35,719	$24,172
Other comprehensive income/(loss) net of tax of $97 and ($205) for the nine months ended September 30, 2001 and September 30, 2000, respectively:
Cumulative effect of a change in accounting principle	(3,934)	-
Net unrealized investment gain/(loss)	14,746	(438)
Net unrealized derivative instrument loss	(10,631)	-
Other comprehensive income/(loss)	181	(438)
Comprehensive income	$35,900	$23,734

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
Three Months Ended September 30, 2001 and 2000
(Dollars in thousands, except per share data)

	September 30, 2001	September 30, 2000
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$415	$775
Investment securities held to maturity and available for sale	64,200	45,191
Loans	1,431	1,588
Total interest income	66,046	47,554
Interest expense:
Deposits	16,417	15,529
Short-term and other borrowings	20,601	16,585
Total interest expense	37,018	32,114
Net interest income	29,028	15,440

Noninterest income:
Asset servicing fees	64,617	40,051
Other operating income	829	757
Net operating revenue	94,474	56,248

Operating Expenses:
Compensation and benefits	44,879	25,949
Technology and telecommunications	8,660	6,383
Transaction processing services	6,949	2,434
Occupancy	4,847	2,901
Depreciation and amortization	2,558	1,177
Travel and sales promotion	1,670	1,079
Amortization of goodwill	992	375
Professional fees	892	493
Other operating expenses	3,161	1,927
Total operating expenses	74,608	42,718

Income Before Income Taxes and Minority Interest	19,866	13,530

Provision for income taxes	5,990	4,348
Minority interest expense, net of income taxes	397	397
Net Income	$13,479	$8,785
Basic Earnings Per Share	$0.42	$0.29
Diluted Earnings Per Share	$0.41	$0.28

Comprehensive Income:
Net income	$13,479	$8,785
Other comprehensive income/(loss) net of tax of $1,844 and ($171) for the three months ended September 30, 2001 and September 30, 2000, respectively:
Net unrealized investment gain/(loss)	12,427	(365)
Net unrealized derivative instrument loss	(9,003)	-
Other comprehensive income/(loss)	3,424	(365)
Comprehensive income	$16,903	$8,420

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands, except per share data)

	September 30, 2001	September 30, 2000
Common shares
Balance, beginning of period	29,912,711	14,610,154
Exercise of stock options	329,322	357,375
Common stock issuance	1,645,133	-
Stock dividend, two-for-one split	-	14,858,146
Balance, end of period	31,887,166	29,825,675

Treasury shares
Balance, beginning of period	10,814	10,814
Balance, end of period	10,814	10,814

Common stock
Balance, beginning of period	$299	$146
Exercise of stock options	4	3
Common stock issuance	16	-
Stock dividend, two-for one split	-	149
Balance, end of period	319	298

Surplus
Balance, beginning of period	95,007	87,320
Exercise of stock options	1,719	2,606
Tax benefit from exercise of stock options	3,875	2,499
Common stock issuance	117,361	-
Balance, end of period	217,962	92,425

Deferred compensation
Balance, beginning of the period	(247)	(689)
Common stock issuance	(335)	-
Exercise of stock options	(13)
Amortization of deferred compensation	120	383
Balance, end of period	(475)	(306)

Retained earnings
Balance, beginning of period	85,188	53,542
Net income	35,719	24,172
Stock dividend, two-for-one split	-	(149)
Cash dividend, $0.06 and $0.045 per share in the periods ending September 30, 2001 and 2000, respectively	(1,873)	(1,333)
Balance, end of period	119,034	76,232

Accumulated other comprehensive income/(loss), net
Balance, beginning of period	(1,439)	(3,481)
Cumulative effect of a change in accounting principle	(3,934)	-
Net unrealized investment gain/(loss)	14,746	(438)
Net unrealized derivative instrument loss	(10,631)	-
Balance, end of period	(1,258)	(3,919)

Treasury stock
Balance, beginning of period	-	-
Balance, end of period	-	-

Total Stockholders’ Equity	$335,582	$164,730

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)

	September 30, 2001	September 30, 2000

Cash Flows From Operating Activities:
Net income	$35,719	$24,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,346	4,568
Amortization of deferred compensation	120	383
Amortization of premiums on securities, net of accretion of discounts	(2)	2,795
Changes in assets and liabilities:
Accrued interest and fees receivable	(26,308)	(7,600)
Other assets	(3,899)	2,845
Other liabilities	14,162	17,336
Total adjustments	(7,581)	20,327
Net cash provided by operating activities	28,138	44,499

Cash Flows From Investing Activities:
Proceeds from maturities of securities available for sale	308,465	59,406
Proceeds from maturities of securities held to maturity	747,100	174,873
Purchases of securities available for sale	(597,293)	(328,622)
Purchases of securities held to maturity	(2,058,154)	(598,041)
Purchases of non–marketable equity securities	(35,000)	-
Net decrease in federal funds sold	360,000	60,000
Net increase in loans	(8,560)	(772)
Purchase of businesses	(49,383)	-
Purchases of fixed assets and leasehold improvements	(27,840)	(5,805)
Net cash used for investing activities	(1,360,665)	(638,961)

Cash Flows From Financing Activities:
Net (decrease)/increase in demand deposits	(17,991)	2,943
Net (decrease)/increase in time and savings deposits	(12,258)	185,299
Net increase in short–term and other borrowings	1,233,254	384,211
Proceeds from exercise of stock options	1,710	2,609
Proceeds from issuance of common stock	117,042	-
Cash dividends to shareholders	(1,873)	(1,333)
Net cash provided by financing activities	1,319,884	573,729

Net Decrease In Cash And Due From Banks	(12,643)	(20,733)
Cash and Due From Banks, Beginning of Period	30,489	37,624
Cash and Due From Banks, End of Period	$17,846	$16,891
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$113,819	$83,315
Cash paid for income taxes	$9,823	$11,309

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine months and the three months ended September 30, 2001 and 2000 is unaudited)

1.             Description of Business

Investors Financial Services Corp. (“IFSC”) provides asset servicing for the financial services industry through its wholly-owned subsidiaries, Investors Bank & Trust Company (the “Bank”) and Investors Capital Services, Inc.  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies.  IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

On May 15, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend payable on June 15, 2000 to stockholders of record on May 31, 2000.  All share numbers have been restated to reflect the two-for-one stock split paid June 15, 2000, where applicable.

2.             Interim Financial Statements

The condensed consolidated interim financial statements of the Company and subsidiaries as of September 30, 2001 and 2000 and for the nine–month periods and three-month periods ended September 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America are included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10–K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current periods’ presentation.

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended and interpreted, which established accounting and reporting standards for derivative instruments.  The Company uses derivative instruments to manage exposures to interest rate risks. The Company routinely enters into interest rate swap agreements in which the Company pays a fixed interest rate and receives a floating interest rate.  These transactions are designed to hedge a portion of the Company’s liabilities in connection with securities sold under repurchase agreements.  By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement. Most of these derivatives have been designated as highly effective cash flow hedges, as determined in accordance with SFAS No. 133. An insignificant portion of the derivatives used to manage exposures to interest rate risks were not considered highly effective and, therefore, did not qualify for hedge accounting.

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the nine months ended September 30, 2001. No cash flow hedges were dedesignated or discontinued for the nine months ended September 30, 2001.

Net interest income included net losses of $1.7 million and $0.5 million, net of tax, for the nine months and three months ended September 30, 2001, respectively, on interest rate swaps relating to SFAS No. 133.  The net loss consisted of a $0.1 million loss and a $0.1 million gain, net of tax, for the nine- and three-month periods, respectively, on changes in the fair value of derivative instruments not designated as hedging instruments.  There were also $1.6 million and $0.6 million of derivative losses, net of tax, for the nine- and three-month periods, respectively, that resulted primarily from the reclassification of transition adjustment-related derivative losses from Other Comprehensive Income (“OCI”) to net interest income in accordance with SFAS No. 133.  The Company estimates that $1.9 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisiton Contingencies of Purchased Enterprises.”  SFAS No. 141 requires that all business combinations be accounted for by a single method--the purchase method.  This statement requires that intangible assets that can be identified and named be recognized as assets apart from goodwill under certain criteria.  This statement also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.  When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, additional disclosures about those assets are required.  The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.  The Company is currently in the process of evaluating the effect of SFAS No. 141 on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required.  The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  The Company is currently in the process of evaluating the effect of SFAS No. 142 on the consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement.  SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  The provisions of SFAS No. 144 are required to be applied starting with fiscal years beginning after December 15, 2001.  The Company is currently in the process of evaluating the effect of SFAS No. 144 on the consolidated financial statements.

3.             Loans

Loans consist of demand loans to custody clients of the Company, including individuals, and not–for–profit institutions and loans to mutual fund clients. The loans to mutual funds include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at September 30, 2001 and December 31, 2000.  In addition, there were no loan charge–offs or recoveries during the nine months ended September 30, 2001 and the year ended December 31, 2000. Loans are summarized as follows (Dollars in thousands):

	September 30, 2001	December 31, 2000
Loans to individuals	$87,796	$42,997
Loans to mutual funds	50,069	86,316
Loans to others	64	56
	137,929	129,369
Less allowance for loan losses	(100)	(100)
Total	$137,829	$129,269

The Company had commitments to lend of approximately $392.8 million and $222.4 million at September 30, 2001 and December 31, 2000, respectively. The terms of these commitments are similar to the terms of outstanding loans.

4.             Acquisitions

Goodwill related to the Company’s acquisitions is summarized as follows (Dollars in thousands):

	For the Nine Months Ended September 30, 2001	For the Year Ended December 31, 2000
Goodwill, beginning of period	$34,094	$39,776
Plus purchase of businesses	49,383	-
Plus contingent payment	-	255
Less termination fees	-	(4,362)
Less amortization	(2,565)	(1,575)
Goodwill, end of period	$80,912	$34,094

On November 28, 2000, the Bank agreed to purchase the advisor custody unit of The Chase Manhattan Bank (“Chase”). The transaction was consummated on February 1, 2001.  This unit provides institutional custody services to individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors.   On May 1, 2001, the Bank assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (“BGI”), a large international institutional investment manager.  The unit, located in Sacramento, California, provides custody accounting and other operations functions for BGI’s clients.  Both acquisitions were accounted for using the purchase method of accounting.

5.             Deposits

Time deposits at September 30, 2001 and December 31, 2000 included noninterest-bearing amounts of approximately $90 million and $65 million, respectively.  All time deposits had a minimum balance of $100,000 and a maturity of less than three months at September 30, 2001 and December 31, 2000.

6.             Short-term and other borrowings

The components of short–term and other borrowings are as follows (Dollars in thousands):

	September 30, 2001	December 31, 2000

Federal Home Loan Bank of Boston long-term advances	$350,000	$-
Federal Home Loan Bank of Boston short-term advances	325,000	-
Federal funds purchased	240,000	-
Treasury tax and loan account	546	246
Total	$915,546	$246

The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (“FHLBB”), which is utilized on an overnight and on a term basis to satisfy funding requirements.  The Company has utilized both short-term and long-term features of the term advances.  As of September 30, 2001, there were $350 million of long-term term advances outstanding with interest rates ranging from 4.64% to 5.17% and maturities ranging from September 2002 to February 2005.  There were $325 million of short-term term advances outstanding at September 30, 2001 with interest rates ranging from 3.05% to 3.52%, maturing in October 2001.  There were no outstanding advances under this arrangement at December 31, 2000.

The rate on the outstanding balance of federal funds purchased from other banks at September 30, 2001 was 3.15%. There were no outstanding balances of federal funds purchased from other banks at December 31, 2000.

The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury tax and loan account.  The Federal Reserve Bank charges the Company interest at the Federal funds rate on such deposits.  The interest rate on the outstanding balance was 2.76% at September 30, 2001 and 6.29% at December 31, 2000.

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

At the Annual Meeting of Shareholders of the Company held on April 17, 2001, shareholders approved an increase in the number of authorized shares of Common Stock from 40,000,000 to 100,000,000.  On April 25, 2001, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 100,000,000.  These shares are available for general corporate purposes as determined by the Company's Board of Directors.  As of September 30, 2001, the Company had authorized 1,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, all with a par value of $0.01 per share.

The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

At the Annual Meeting of Shareholders of the Company held on April 17, 2001, shareholders approved the amendment and restatement of the Company’s Amended and Restated 1995 Stock Plan to increase the number of shares available for grant pursuant to the plan from 4,640,000 to 6,140,000.  Under the Plan, the Company may grant options to purchase up to a maximum of 6,140,000 shares of Common Stock to certain employees, consultants, directors and officers.  The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock.  No options were granted to consultants during the nine months ended September 30, 2001.  Of the 6,140,000 shares of Common Stock authorized for issuance under the Plan at September 30, 2001, 1,698,172 were available for grant as of that date.

The terms of the Amended and Restated 1995 Non-Employee Director Stock Option Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Pursuant to the terms of the Plan, options to purchase 10,000 shares of Common Stock were awarded on November 8, 1995 to each director.  Any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director.  Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant.  Additionally, non-employee directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer.  Any election is subject to certain restrictions under the Amended and Restated 1995 Non-Employee Director Stock Option Plan.  The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using the Black-Scholes model.  Of the 400,000 shares of Common Stock authorized for issuance under the plan, 82,718 were available for grant at September 30, 2001.

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

In November 1995, the Company granted 456,000 shares of Common Stock to certain officers of the Company under the Amended and Restated 1995 Stock Plan. These grants were subject to the Company's right to repurchase the shares if the officers' employment with the Company terminated. The Company's right to repurchase the shares lapsed over a five-year period. On March 31, 1998, the Company repurchased 4,000 unvested shares for $0.08 million under the terms of the Amended and Restated 1995 Stock Plan. By November 2000, all remaining shares outstanding under these grants had vested.

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

On May 1, 2001, the Company granted 29,000 nonqualified stock options to former employees of the U.S. asset administration unit of BGI in connection with the assumption of the operations of the unit.  The exercise price of the options is 10% of the fair market value of the Common Stock at the close of market on the date of grant.  The grants are exercisable immediately, but any shares acquired on exercise are subject to the Company’s right to repurchase the shares at the exercise price if the employees’ employment with the Company terminates.  The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

The Company has recorded deferred compensation of $0.5 million and $0.3 million at September 30, 2001 and December 31, 2000, respectively, related to certain options granted under the Amended and Restated 1995 Stock Plan.

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

A summary of option activity under the Amended and Restated 1995 Non–Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:

	Number of Shares	Weighted–Average Exercise Price

Outstanding at December 31, 2000	2,896,662	$27
Granted	134,829	60
Exercised	(355,501)	10
Canceled	(18,400)	60
Outstanding at September 30, 2001	2,657,590	$31
Outstanding and exercisable at September 30, 2001	1,420,259

	Number of Shares	Weighted–Average Exercise Price

Outstanding at December 31, 1999	2,960,334	$13
Granted	211,346	23
Exercised	(765,262)	8
Canceled	(53,850)	15
Outstanding at September 30, 2000	2,352,568	$15
Outstanding and exercisable at September 30, 2000	1,123,958

A summary of activity under the 1997 Employee Stock Purchase Plan is as follows (Number of shares):

	For the Nine	For the
	Months Ended	Year Ended
	September 30,	December 31,
	2001	2000
Total shares available under the Plan, beginning of period	299,034	357,354
Issued at June 30	(20,988)	(34,466)
Issued at December 31	-	(23,854)
Total shares available under the Plan, end of period	278,046	299,034

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

Earnings Per Share—Under SFAS No. 128, the Company is required to disclose a reconciliation of Basic EPS and Diluted EPS for the nine-month and three-month periods ended September 30, 2001 and 2000 as follows (Dollars in thousands, except per share data):

	For the Nine Months Ended September 30,		For the Quarter Ended September 30,
	2001	2000	2001	2000

Income available to common stockholders	$35,719	$24,172	$13,479	$8,785

Basic average shares	31,562,851	29,653,926	31,881,688	29,759,258
Dilutive effect of stock options	1,242,782	1,476,430	1,182,237	1,666,503
Diluted average shares	32,805,633	31,130,356	33,063,925	31,425,761

Earnings per share
Basic	$1.13	$0.81	$0.42	$0.29

Diluted	$1.09	$0.78	$0.41	$0.28

8.             Off–Balance Sheet Financial Instruments

Lines of Credit—At September 30, 2001, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $452 million, against which $59 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

9.             Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the Federal Reserve Bank (“FRB”) as of September 30, 2001 was $9.1 million.  In addition, another cash balance in the amount of $13.4 million was pledged to secure clearings with a depository institution, Depository Trust Company, as of September 30, 2001.

Lease Commitments— Minimum future commitments on noncancelable operating leases at September 30, 2001 were as follows (Dollars in thousands):

Fiscal Year Ending	Premises	Equipment

2001	$4,263	$1,236
2002	17,285	3,987
2003	16,990	2,294
2004	16,712	612
2005 and beyond	68,862	19

Total rent expense was $16.3 million and $10.8 million for the nine months ended September 30, 2001 and 2000, respectively.

Effective January 1, 2000, the Company renewed its five–year service agreement with Electronic Data Systems (“EDS”) to expire on December 31, 2005.  Under the terms of the agreement, the Company agreed to pay certain monthly service fees based on usage.  Service expense under this contract was $3.5 million for the nine months ended September 30, 2001 and $3.2 million for the nine months ended September 30, 2000.

Contingencies—The Company provides global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies.  Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there are no contingent liabilities at September 30, 2001 that are material to the consolidated financial position or results of operations of the Company.

On January 16, 2001, Mopex, Inc. filed an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302 (the “Complaint”), in the United States District Court for the Northern District of Illinois.  In the action, Mopex alleges that the Company and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringe U.S. Patent No. 6,088,685, entitled, “Open End Mutual Fund Securitization Process,” assigned to Mopex.  In particular, Mopex alleges that the ’685 patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds.  The Complaint seeks injunctive relief, damages, and enhanced remedies (including attorneys’ fees and treble damages).  In a letter dated January 18, 2001, Mopex stated that it desired to license the patent in suit “at a favorable royalty rate prior to substantial involvement with the Court.”  On April 3, 2001, the Company filed an answer and counterclaim, denying any liability on Mopex’s claim and seeking a declaratory judgment that the ’685 patent is invalid and not infringed.  On April 26, 2001, Mopex filed a reply to the Company’s counterclaim, denying that the patent in suit is invalid and not infringed.  The Company, which is indemnified by the iShares Trust for certain defense costs and damages resulting from Mopex’s claim, believes the claim is without merit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2001, the most recent notification from the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category. The following table presents the capital ratios for the Company and the Bank as of September 30, 2001 and December 31, 2000 (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2001:
Total Capital (to Risk Weighted Assets—the Company)	$280,295	15.05%	$148,973	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$277,323	14.90%	$148,851	8.00%	$186,064	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$280,195	15.05%	$74,486	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$277,223	14.90%	$74,426	4.00%	$111,638	6.00%
Tier I Capital (to Average Assets—the Company)	$280,195	5.65%	$198,423	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$277,223	5.59%	$198,351	4.00%	$247,939	5.00%

As of December 31, 2000:
Total Capital (to Risk Weighted Assets—the Company)	$170,499	13.39%	$101,847	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$166,850	13.12%	$101,735	8.00%	$127,169	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$170,399	13.38%	$50,923	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$166,750	13.11%	$50,867	4.00%	$76,301	6.00%
Tier I Capital (to Average Assets—the Company)	$170,399	5.16%	$132,218	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$166,750	5.05%	$132,172	4.00%	$165,215	5.00%

Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of “net profits” and to the extent that such payments will not impair the Bank’s capital stock and surplus account. Moreover, prior approval of the Commissioner of Banks of the Commonwealth of Massachusetts is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

11.          Segment Reporting

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area for the nine months and quarter ended September 30, 2001 and 2000, and long–lived assets by geographic area as of September 30, 2001 and December 31, 2000 (Dollars in thousands):

	Net Operating Revenue				Long-Lived Assets
	For the Nine Months Ended		For the Quarter
Geographic Information:	September 30,		Ended September 30,		September 30, 2001	December 31, 2000
	2001	2000	2001	2000

United States	$245,505	$156,489	$91,784	$54,294	$117,635	$48,878
Ireland	5,788	4,016	2,151	1,410	424	247
Canada	1,570	1,629	518	523	18	55
Cayman Islands	64	59	21	21	-	-

Total	$252,927	$162,193	$94,474	$56,248	$118,077	$49,180

BGI accounted for 12.22% and 17.16% of the Company’s consolidated net operating revenues for the nine months and the quarter ended September 30, 2001, respectively.

The following represents the Company’s asset servicing fees component of operating revenue by service line for the nine months and quarter ended September 30, 2001 and 2000 (Dollars in thousands):

	Asset Servicing Fees
	For the Nine Months Ended September 30,		For the Quarter Ended September 30,
Asset servicing fees by service line:	2001	2000	2001	2000
Custody, accounting, transfer agency, and administration	$139,387	$94,208	$52,741	$32,187
Foreign exchange	12,771	7,600	4,713	2,440
Cash management	11,328	8,423	3,989	2,638
Securities lending	6,837	7,783	1,985	2,391
Investment advisory	2,784	1,192	1,189	395

Total	$173,107	$119,206	$64,617	$40,051

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

                We provide a broad range of services to a variety of financial asset managers.  These services include our core services, global custody, multicurrency accounting and mutual fund administration, as well as our value-added services, such as securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services.  At September 30, 2001, we provided services for approximately $767 billion in net assets, including approximately $71 billion of foreign assets.

                On May 15, 2000, our board of directors declared a two-for-one stock split in the form of a 100% stock dividend payable on June 15, 2000.  All numbers in this Report have been restated to reflect the two-for-one stock split paid June 15, 2000, where applicable.

                On November 28, 2000, we agreed to purchase the advisor custody unit of The Chase Manhattan Bank (“Chase”).  The transaction was consummated on February 1, 2001.  This unit provides institutional custody services to individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors.  On May 1, 2001, we assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (“BGI”), a large international institutional investment manager.  The unit, located in Sacramento, California, provides custody, accounting, administration and other operations functions for BGI’s clients.   Both acquisitions were accounted for using the purchase method of accounting.

Revenue and Expense Overview

                We derive our revenue from financial asset servicing.  Although interest income and noninterest income are reported separately for financial statement presentation purposes, our clients view the pricing of our service offerings on a bundled basis.  In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from the relationship.  Accordingly, we believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 56% to $252.9 million for the nine months ended September 30, 2001 from the same period in 2000 and increased 68% to $94.5 million for the three months ended September 30, 2001 from the same period last year.

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

Certain Factors That May Affect Future Results

                From time to time, information provided by us, statements made by our employees or information included in our filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, the timing and effect on earnings of derivative gains and losses, the effect on earnings of declines in equity values, and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

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

Our future results depend, in part, on successful integration of pending and possible future acquisitions and outsourcing transactions.

                The integration of the BGI custody accounting unit presents us with challenges and demands management attention that has to be diverted from other matters.  Integration of acquisitions and outsourcing transactions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition will be accretive to our earnings per share.  Any future acquisitions will present similar challenges.

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

                We base some of our fees on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates or the securities markets as these fluctuations affect the market value of assets processed.  Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  Also, our net interest income is earned by investing depositors' funds and making loans.  Rapid changes in interest rates or changes in the relationship between different index rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios.

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

A material portion of our revenues are derived from our relationship with Barclays Global Investors, N.A.

                As a result of our assumption of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 12.22% and 17.16% of our net operating revenue during the nine months and the quarter ended September 30, 2001, respectively.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts, loss of BGI’s business could cause our net operating revenue to decline and could have a material adverse effect on our quarterly and annual results.

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

                We have been sued in federal court claiming that we and others are infringing a patent allegedly covering the creation and trading of certain securities, including exchange traded funds.  While we believe the claim is without merit, we cannot be sure that we will prevail in the defense of this claim.  Any patent litigation would be costly and could divert the attention of management.  If we were found to infringe the patent, we would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent.  We cannot be sure that we will be able to obtain a license on a timely basis or on reasonable terms, if at all.  While we are indemnified against some defense costs and damages related to this claim, we may incur significant expenses defending the claim.  As a result, any determination of infringement could have a material adverse effect upon our business, financial condition and results of operations.  We may become subject to other infringement claims in the future.

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

                Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us.  Our primary banking regulators are the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Commission  (“FDIC”) and the Massachusetts Commissioner of Banks.  Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

Statement of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 2001 and 2000

Noninterest Income

                Noninterest income was $175.5 million for the nine months ended September 30, 2001, up 45% from the same period in 2000, and was $65.4 million for the quarter ended September 30, 2001, up 60% from the same period in 2000.  Noninterest income consists of the following items (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Quarter Ended September 30,
	2001	2000	Change	2001	2000	Change

Asset servicing fees	$173,107	$119,206	45%	$64,617	$40,051	61%
Other operating income	2,378	1,560	52%	829	757	10%

Total noninterest income	$175,485	$120,766	45%	$65,446	$40,808	60%

Asset servicing fees were $173.1 million for the nine months ended September 30, 2001, up 45% from the same period in 2000.  Asset servicing fees for the quarter ended September 30, 2001 increased 61% from the same quarter in 2000 to $64.6 million and includes approximately $12.8 million relating to the asset administration operations assumed from BGI.  The largest component of asset servicing fees is asset-based fees, which increased in both periods due to the increase in assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, and institutional transfer agency.   Total net assets processed increased $464 billion from $303 billion at December 31, 2000 to $767 billion at September 30, 2001, and decreased $73 billion from $840 billion at June 30, 2001.  Changes in net assets processed include several components (Dollars in billions):

	For the Nine Months Ended September 30, 2001	For the Quarter Ended September 30, 2001

Assumed and acquired business units	$542	$-
Sales to existing clients	20	7
Sales to new clients	6	3
Fund flows and market gain/loss	(104)	(83)

Net increase/(decrease) in assets processed	$464	$(73)

Another significant portion of the increase in asset servicing fees resulted from the success in marketing ancillary services, such as foreign exchange, cash management, and mutual fund advisory services.

                Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (“FHLBB”) stock investment, computer service fees and miscellaneous fees for systems consulting services. The increase in other operating income resulted from the increase in FHLBB stock dividend income due to an increase in the average investment in FHLBB stock during the nine months ended and the quarter ended September 30, 2001, and increased income from consulting services performed for clients.

Operating Expenses

Total operating expenses were $199.6 million for the nine months ended September 30, 2001, up 60% from the same period in 2000.  For the quarter ended September 30, 2001, total operating expenses were $74.6 million, up 75% from the same period in 2000.  The components of operating expenses were as follows (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Quarter Ended September 30,
	2001	2000	Change	2001	2000	Change

Compensation	$120,395	$76,360	58%	$44,879	$25,949	73%
Technology and telecommunications	27,157	16,538	64%	8,660	6,383	36%
Transaction processing services	14,588	7,447	96%	6,949	2,434	185%
Occupancy	12,649	8,008	58%	4,847	2,901	67%
Depreciation and amortization	5,781	3,367	72%	2,558	1,177	117%
Travel and sales promotion	4,064	2,599	56%	1,670	1,079	55%
Professional fees	2,787	2,059	35%	892	493	81%
Amortization of goodwill	2,565	1,201	114%	992	375	165%
Other operating expenses	9,647	7,235	33%	3,161	1,927	64%

Total operating expenses	$199,633	$124,814	60%	$74,608	$42,718	75%

                Compensation and benefits expense was $120.4 million for the nine months ended September 30, 2001, up 58% from the same period in 2000, and was $44.9 million for the quarter ended September 30, 2001, up 73% from the same period in 2000.  The average number of employees increased 37% to 2,202 during the nine months ended September 30, 2001 from 1,602 for the same period last year.  The average number of employees for the quarter ended September 30, 2001 was 2,515, up 46% compared to 1,717 during the same period in 2000.  We increased the number of employees to support the expansion of client relationships and to service new business acquisitions.  Approximately 129 and 298 employees were added as part of the Chase acquisition and the BGI business unit assumption, respectively.  Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $5.1 million for the nine months ended September 30, 2001 and $2.0 million for the quarter ended September 30, 2001, consistent with the increased headcount.

                Technology and telecommunications expense was $27.2 million for the nine months ended September 30, 2001, up 64% from the same period in 2000.  For the quarter ended September 30, 2001, technology and telecommunications expense was $8.7 million, up 36% for the same period last year.  Transitional services incurred earlier this year as a result of the Chase acquisition agreement accounted for approximately $5.5 million of the nine-month increase.  Increased hardware, software and telecommunications expenditures needed to support the growth in assets processed accounted for $3.5 million of the nine-month period-to-period increase and $1.5 million of the quarter-to-quarter increase.  Expenses related to outsourced network monitoring and help desk service, along with mainframe data processing, disaster recovery and other outsourced services accounted for $1.7 million of the nine-month period-to-period increase and $0.8 million of the quarter-to-quarter increase.

                Transaction processing services expense was $14.6 million for the nine months ended September 30, 2001, up 96% from the same period in 2000 and was $6.9 million for the quarter ended September 30, 2001, up 185% compared to the same period in 2000.  The increases relate primarily to increased subcustodian fees, driven by growth in assets processed for clients.

                Occupancy expense was $12.6 million for the nine months ended September 30, 2001, up 58% from the same period in 2000 and was $4.8 million for the quarter ended September 30, 2001, up 67% compared to the same period in 2000.  These increases were primarily due to increased rent resulting from the California offices assumed from BGI and the expansion of our office space in Boston, New York, and Dublin at current market rental rates.

                Depreciation and amortization expense was $5.8 million for the nine months ended September 30, 2001, up 72% from the same period in 2000, and was $2.6 million for the quarter ended September 30, 2001, up 117% compared to the same period in 2000.  These increases resulted from capitalized expenditures associated with the expansion into additional office space and capitalized software.

                Travel and sales promotion expense was $4.1 million for the nine months ended September 30, 2001, up 56% from the same period in 2000.  For the quarter ended September 30, 2001, this expense was $1.7 million, up 55% compared to the same period in 2000. These increases were due to the increased level of business activity and the addition of a California office this year.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites, and to our offices in New York, California, and our foreign subsidiaries.

                Professional fees were $2.8 million for the nine months ended September 30, 2001, up 35% from the same period in 2000.   Professional fees were $0.9 million for the quarter ended September 30, 2001, up 81% compared to the same period in 2000.  The increases were due primarily to system conversion consulting costs for the Advisor Custody unit acquired from Chase and for legal services and other consulting services provided during both periods.

                Amortization of goodwill expense was $2.6 million for the nine months ended September 30, 2001, up 114% from the same period in 2000, and was $1.0 million for the quarter ended September 30, 2001, up 165% compared to the same period in 2000.  The increases were the result of the increase in goodwill from acquisition activities this year.  Please refer to the “Overview” section for a further discussion of acquisitions.

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

	For the Nine Months Ended September 30, 2001			For the Quarter Ended September 30, 2001
	Change Due to Volume	Change Due to Rate	Net	Change Due to Volume	Change Due to Rate	Net

Interest-earning assets:
Federal funds sold and other	$99	$(525)	$(426)	$96	$(456)	$(360)
Investment securities	74,355	(10,459)	63,896	27,931	(8,922)	19,009
Loans	(341)	220	(121)	12	(169)	(157)

Total interest-earning assets	$74,113	$(10,764)	$63,349	$28,039	$(9,547)	$18,492

Interest-bearing liabilities:
Deposits	$18,789	$(6,527)	$12,262	$6,463	$(5,575)	$888
Borrowings	31,876	(16,804)	15,072	13,766	$(9,750)	4,016

Total interest-bearing liabilities	$50,665	$(23,331)	$27,334	$20,229	$(15,325)	$4,904

Change in net interest income	$23,448	$12,567	$36,015	$7,810	$5,778	$13,588

                Net interest income was $77.4 million for the nine months ended September 30, 2001, up 87% from the same period in 2000.  Net interest income was $29.0 million for the quarter ended September 30, 2001, up 88% from the same period in 2000.  The improvement in net interest income in both periods primarily reflects the positive effect of balance sheet growth driven by increased client repurchase agreements and other short-term and long-term borrowings.  In addition, the declining interest rate environment this year has reduced our deposit and borrowing costs which have outpaced the re-pricing of our earning assets, primarily investment securities.  The net interest margin increased 33 basis points and 26 basis points to 2.45% for the nine months and three months ended September 30, 2001, respectively, compared to last year.

                Average interest-earning assets, primarily investment securities, increased $1.6 billion or 62% for the nine months ended September 30, 2001 and increased $1.9 billion or 68% for the quarter ended September 30, 2001 compared to the same periods last year.  Funding for the asset growth for the nine-month period was provided by an increase in average borrowings, primarily client repurchase agreements and FHLBB advances, of $957 million and an increase in average client deposits of $606 million.  Funding for the asset growth for the three-month period was provided by an increase in average borrowings of $1.3 billion and an increase in average client deposits of $596 million.  The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $23.4 million and $7.8 million for the nine months and three months ended September 30, 2001, respectively.

                Average yield on interest-earning assets was 6.02% for the nine months ended September 30, 2001, down 48 basis points from the same period in 2000, and was 5.57% for the three months ended September 30, 2001, down 116 basis points from the same period in 2000.  The average rate paid on interest-bearing liabilities was 3.98% for the nine months ended September 30, 2001, down 114 basis points from the same period in 2000. The average rate paid on interest-bearing liabilities for the quarter ended September 30, 2001 was 3.44%, down 197 basis points from the same quarter in 2000.  The effect on net interest income due to changes in rates were increases of approximately $12.6 million and $5.8 million during the nine months and three months ended September 30, 2001, respectively.

Effective January 1, 2001, we adopted SFAS No. 133, as amended and interpreted, which established accounting and reporting standards for derivative instruments.  We use derivative instruments to manage exposures to interest rate risks.  We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate.  These transactions are designed to hedge a portion of our liabilities in connection with securities sold under repurchase agreements.  By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement.  Most of these derivatives have been designated as highly effective cash flow hedges, as determined in accordance with SFAS No. 133.  An insignificant portion of the derivatives used to manage exposures to interest rate risks were not considered highly effective and, therefore, did not qualify for hedge accounting.

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the nine months and quarter ended September 30, 2001. No cash flow hedges were dedesignated or discontinued for the nine months or quarter ended September 30, 2001.

Net interest income included net losses of $1.7 million and $0.5 million, net of tax, for the nine months and three months ended September 30, 2001, respectively, on interest rate swaps relating to SFAS No. 133.  The net loss consisted of a $0.1 million loss and a $0.1 million gain, net of tax, for the nine- and three-month periods, respectively, on changes in the fair value of derivative instruments not designated as hedging instruments.  There were also $1.6 million and $0.6 million of derivative losses, net of tax, for the nine- and three-month periods, respectively, that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.  We estimate that $1.9 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

Income Taxes

Taxes for the nine months ended September 30, 2001 were $16.4 million, up 36% from the same period in 2000. Taxes for the quarter ended September 30, 2001 were $6.0 million, up 38% compared to the same period last year.  The increase in tax expense reflects the higher level of pretax income during both the nine months and three months ended September 30, 2001.  The effective tax rate for the nine- and three-month periods ended September 30, 2001 were 31% and 30%, respectively, down from 32% for both the nine- and three–month periods last year.   The decrease in the effective tax rate reflects the increased investment in nontaxable municipal securities this year.

Financial Condition

Investment Portfolio

The following table summarizes our investment portfolio for the dates indicated (Dollars in thousands):

	September 30, 2001	December 31, 2000
Securities available for sale:
Mortgage–backed securities	$1,131,637	$550,465
Federal agency securities	41,012	54,129
Corporate debt	90,194	45,504
State and political subdivisions	223,589	122,235
Total securities available for sale	$1,486,432	$772,333

Securities held to maturity:
Mortgage–backed securities	$2,716,659	$1,891,286
Federal agency securities	401,378	320,824
State and political subdivisions	82,442	79,618
Foreign government securities	7,509	7,566
Total securities held to maturity	$3,207,988	$2,299,294

Our investment portfolio is used to invest depositors’ funds and provide a secondary source of earnings for us.  In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services.  The portfolio is comprised of securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”), and Federal agency callable bonds issued by FHLMC and the FHLBB, corporate debt securities, agency debt and agency preferred stock securities, and foreign government bonds issued by the Canadian provinces of Ontario and Manitoba.

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

The book value and weighted average yield of our securities available for sale at September 30, 2001 by effective maturity, are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage–backed securities	$-	-	$1,121,873	6.49%	$9,764	6.88%	$-	-
Federal agency securities	-	-	31,012	5.64%	10,000	5.65%	-	-
Corporate debt	-	-	-	-	-	-	90,194	3.26%
State and political subdivisions	2,608	4.73%	34,300	4.73%	137,698	4.73%	48,983	4.73%
Total securities available for sale	$2,608	4.73%	$1,187,185	6.42%	$157,462	4.92%	$139,177	3.78%

The book value and weighted average yield of our securities held to maturity at September 30, 2001, by effective maturity, are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage–backed securities	$241,142	5.80%	$2,097,959	6.06%	$350,223	5.72%	$27,335	5.00%
Federal agency securities	5,000	6.44%	104,792	5.04%	291,586	5.26%	-	-
State and political subdivisions	-	-	-	-	4,127	5.45%	78,315	5.45%
Foreign government securities	7,509	6.84%	-	-	-	-	-	-
Total securities held to maturity	$253,651	5.84%	$2,202,751	6.01%	$645,936	5.51%	$105,650	5.33%

Loan Portfolio

The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

	September 30, 2001	December 31, 2000

Loans to individuals	$87,796	$42,997
Loans to mutual funds	50,069	86,316
Loans to others	64	56
	137,929	129,369
Less: allowance for loan losses	(100)	(100)
Net loans	$137,829	$129,269

Floating Rate	$137,903	$129,337
Fixed Rate	26	32
	$137,929	$129,369

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

                At September 30, 2001, our only lending concentrations which exceeded 10% of total loan balances, were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

                Our credit loss experience has been excellent.  There have been no loan charge-offs or adverse credit actions in our history.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest.  As of September 30, 2001, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at September 30, 2001.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

                Our board of directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities.  These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements.  For example, we have established a policy limit stating that projected net interest income over the next 12 months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over 12 months.  Each quarter, our board of directors reviews our investment position, including simulations of the effect of various interest rate scenarios on our capital.  Due to current interest rate levels, the Company’s Board of Directors has approved a temporary exception to the 10% limit.

                Our board of directors has delegated day-to-day responsibility for oversight of the Asset and Liability Management function to our Asset and Liability Committee (“ALCO”).  ALCO is a senior management committee consisting of the Chief Executive Officer, the President, the Chief Financial Officer and members of the Treasury function. ALCO meets twice monthly.  Our primary tool in managing interest rate sensitivity is an income simulation model. Key assumptions in the simulation model include the timing of cash flows, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity.  The model assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured.  The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  These assumptions are inherently uncertain, and as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income.  Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

                The results of the income simulation model as of September 30, 2001 and 2000 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 3.79% and 9.12%, respectively.  A downward shift of 200 basis points would result in a decrease in projected net interest income of 10.35% at September 30, 2001, an exception to policy approved by the Company’s board, and an increase in projected net interest income of 7.07% at September 30, 2000.

                We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the table below, at September 30, 2001, interest-bearing liabilities repriced faster than interest-earning assets, as has been typical for us.  If all other variables remained constant, in the short term, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income.  Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at September 30, 2001 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest–earning assets(1):
Federal funds sold	$90,000	$-	$-	$-	$-	$90,000
Investment securities (2)	2,231,928	442,107	627,723	1,019,077	373,585	4,694,420
Loans—variable rate	137,803	-	-	-	-	137,803
Loans—fixed rate	26	-	-	-	-	26
Total interest–earning assets	$2,459,757	$442,107	$627,723	$1,019,077	$373,585	$4,922,249
Interest–bearing liabilities:
Demand deposit accounts	$2,076	$-	$-	$-	$-	$2,076
Savings accounts	1,751,338	-	-	23,579	-	1,774,917
Interest rate contracts	(720,000)	50,000	110,000	560,000	-	-
Short-term and other borrowings	2,135,225	-	50,000	300,000	-	2,485,225
Total interest–bearing liabilities	$3,168,639	$50,000	$160,000	$883,579	$-	$4,262,218
Net interest-sensitivity gap during the period	$(708,882)	$392,107	$467,723	$135,498	$373,585	$660,031
Cumulative gap	$(708,882)	$(316,775)	$150,948	$286,446	$660,031
Interest-sensitive assets as a percent of interest sensitive liabilities (cumulative)	77.63%	90.16%	104.47%	106.72%	115.49%
Interest-sensitive assets as a percent of total assets (cumulative)	47.08%	55.54%	67.55%	87.05%	94.20%

Net interest-sensitivity gap as a percent of total assets	(13.57% )	7.50%	8.95%	2.59%	7.15%
Cumulative gap as a percent of total assets	(13.57% )	(6.06% )	2.89%	5.48%	12.63%

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

                Our primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and the ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors' needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.08 per share for fiscal 2001 (approximately $2.6 million based upon 31,887,166 shares outstanding as of September 30, 2001).

                Our ability to pay dividends on Common Stock may depend on the receipt of dividends from the Bank. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks.  In addition, we may not pay dividends on our Common Stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities.  The Capital Securities were issued by Investors Capital Trust I, a Delaware statutory business trust sponsored by us, and qualify as Tier I capital under the capital guidelines of the Federal Reserve.

                We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal funds overnight rate.  The aggregate amount of these borrowing arrangements as of September 30, 2001 was $1.1 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

                We also have master repurchase agreements in place with various counterparties, pursuant to which brokers have agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at September 30, 2001 was $1.9 billion.

                We also have a borrowing arrangement with the FHLBB.  We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold.  We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.  The aggregate amount of borrowing available to us under this arrangement at September 30, 2001 was $1.8 billion.

                Our cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $28.1 million for the nine months ended September 30, 2001.  Net cash used for investing activities, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities and decreased federal funds sold, was $1.4 billion for the nine months ended September 30, 2001.  Net cash provided by financing activities, consisting primarily of increased borrowings and proceeds from common stock issued, was $1.3 billion for the nine months ended September 30, 2001.

Capital Resources

                Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures and miscellaneous equipment needs.  We lease microcomputers through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs and through business acquisition activities.  As a result, our capital expenditures were $27.8 million and $5.8 million for the nine months ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001, capital expenditures were comprised of approximately $15.1 million in fixed assets, $8.4 million in capitalized software and projects in process, and $4.3 million in leasehold improvements.

                Stockholders' equity at September 30, 2001 was $335.6 million, up 88%, from December 31, 2000.  The ratio of stockholders' equity to assets increased to 6.4% at September 30, 2001 from 4.7% at December 31, 2000.  The increase in stockholders’ equity is primarily the result of the February 1, 2001 offering of 1,624,145 shares of Common Stock, which raised approximately $115.8 million in capital.

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

The following table summarizes our Tier I and total capital ratios at September 30, 2001 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$280,195	15.05%
Tier I capital minimum requirement	74,486	4.00%
Excess Tier I capital	$205,709	11.05%
Total capital	$280,295	15.05%
Total capital minimum requirement	148,973	8.00%
Excess total capital	$131,322	7.05%
Risk adjusted assets, net of intangible assets	$1,862,160

The following table summarizes the Bank’s Tier I and total capital ratios at September 30, 2001 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$277,223	14.90%
Tier I capital minimum requirement	74,426	4.00%
Excess Tier I capital	$202,797	10.90%
Total capital	$277,323	14.90%
Total capital minimum requirement	148,851	8.00%
Excess total capital	$128,472	6.90%
Risk adjusted assets, net of intangible assets	$1,860,640

In addition to the risk–based capital guidelines, the FRB and the FDIC use a “Leverage Ratio” as an additional tool to evaluate capital adequacy.  The Leverage Ratio is defined to be a company’s Tier I capital divided by its adjusted total average assets.  The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% for top-rated banking institutions not experiencing a period of rapid growth.  All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%.  The computation of the risk–based capital ratios and the Leverage Ratio requires that our capital and that of the Bank be reduced by most intangible assets.  Our Leverage Ratio at September 30, 2001 was 5.65%, which is in excess of regulatory requirements.  The Bank’s Leverage Ratio at September 30, 2001 was 5.59%, which is in excess of regulatory requirements.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Federal funds sold and other	$46,850	$1,611	4.58%	$44,591	$2,037	6.09%
Investment securities (1)	4,062,126	184,774	6.06%	2,442,909	120,878	6.60%
Loans (2)	113,960	4,279	5.01%	123,231	4,400	4.76%
Total interest-earning assets	4,222,936	190,664	6.02%	2,610,731	127,315	6.50%
Allowance for loan losses	(100)			(100)
Noninterest–earning assets	251,413			143,049
Total assets	$4,474,249			$2,753,680
Interest bearing liabilities:
Deposits:
Demand	$3,845	$56	1.94%	$4,664	$70	2.00%
Savings	1,741,390	53,078	4.06%	1,130,979	40,271	4.75%
Time	319	13	5.43%	11,830	544	6.13%
Short-term borrowings	1,795,578	50,731	3.77%	1,087,027	45,003	5.52%
Other borrowings	248,913	9,344	5.01%	-	-	-
Total interest-bearing liabilities	3,790,045	113,222	3.98%	2,234,500	85,888	5.12%
Noninterest-bearing liabilities
Demand deposits	175,658			185,096
Savings	66,715			53,333
Noninterest-bearing time deposits	73,333			69,434
Other liabilities	49,104			35,708
Total liabilities	4,154,855			2,578,071
Trust preferred stock	24,256			24,227
Equity	295,138			151,382
Total liabilities and equity	$4,474,249			$2,753,680
Net interest income		$77,442			$41,427
Net interest margin (3)			2.45%			2.12%
Average interest rate spread (4)			2.04%			1.38%
Ratio of interest–earning assets to interest–bearing liabilities			111.42%			116.84%

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

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)   On July 12, 2001 and October 11, 2001, the Company filed current reports on Form 8-K providing financial information pursuant to Regulation FD.

(b)   Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date: November 13, 2001	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

	By:	/s/ Karen C. Keenan
Karen C. Keenan Chief Financial Officer (Principal Financial and Accounting Officer)