Form 10-K
period 2001-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2002-02-19
CIK 949589

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-26996

INVESTORS FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3279817 (IRS Employer Identification No.)
200 Clarendon Street P.O. Box 9130 Boston, Massachusetts (Address of principal executive offices)	02116 (Zip Code)

Registrant's telephone number, including area code: (617) 937-6700
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
Series A Junior Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

      The aggregate market value of Common Stock held by non-affiliates of the registrant was $2,119,957,675 based on the last reported sale price of $69.60 on The Nasdaq National Market on January 31, 2002 as reported by Nasdaq.

      As of January 31, 2002, there were 32,077,252 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such Proxy Statement are incorporated by reference in Part III.

ITEM 1. BUSINESS.

General

        Unless otherwise indicated or unless the context requires otherwise, all references in this Report to "Investors Financial," "we," "us," "our," or similar references mean Investors Financial Services Corp., together with our subsidiaries. "Investors Bank" or the "Bank" will be used to mean our subsidiary, Investors Bank & Trust Company, alone.

        Investors Financial Services Corp. is a bank holding company. We were organized as a Delaware corporation in 1995. Through our subsidiaries, we provide asset servicing for the financial services industry. We provide services from offices in Boston, New York, Sacramento, Toronto, Dublin and the Cayman Islands.

        Our primary operating subsidiary is Investors Bank & Trust Company® which was founded in 1969 as a banking subsidiary of Eaton Vance Corp. Eaton Vance is an investment management firm. In 1995, we reorganized as a bank holding company, were spun-off to the stockholders of Eaton Vance and completed our initial public offering.

        We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies. We think of these services in two categories: core services and value-added services. Our core services include global custody, multicurrency accounting and mutual fund administration. Our value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, and lines of credit. At December 31, 2001, we provided services for approximately $814 billion in net assets, including approximately $84 billion of foreign net assets.

Industry Overview

        Asset managers invest and manage the financial assets entrusted to them. They do so using a broad range of financial products, including mutual funds, unit investment trusts, separate accounts, variable annuities and other products that pool together money from many investors. Asset servicing companies like ours perform various services for asset managers and the pooled financial products they sponsor. The following discussion sets forth our view of the key drivers in today's asset servicing industry.

        Sustained Financial Asset Growth.    Growth in financial assets under management has been strong over the past ten years. Factors driving this growth are an aging population, the privatization of retirement systems and the increased popularity of pooled investment products, including mutual funds. These trends are expected to continue. The total amount of U.S. financial assets held in mutual funds, life insurance companies, private pension funds and bank personal trust accounts grew to $15.1 trillion at December 31, 2000 from $4.7 trillion in 1990, a compounded annual growth rate of 12%. Mutual funds, a primary market for our services, hold a large portion of the money invested in pooled investment vehicles. The U.S. mutual fund market has grown at a compounded annual growth rate of more than 18% since 1990, and held over $6 trillion in assets at December 31, 2000. The following table presents U.S. financial assets, including mutual funds as follows (Dollars in billions):

	December 31, 2000	December 31, 1990	Compound Annual Growth Rate
U.S. Financial Assets
Mutual Funds	$6,407.60	$1,154.60	18.69%
Life Insurance Companies	3,135.70	1,351.40	8.78
Private Pension Funds	4,587.20	1,634.50	10.87
Bank Personal Trusts and Estates	992.10	522.10	6.63

Total	$15,122.60	$4,662.60	12.49%

Source: Federal Reserve Bank

        Consolidation and Outsourcing Trends.    Another important factor affecting the industry is the consolidation in the number of asset servicing providers. During the past ten years, a number of small and mid-size asset servicers consolidated with larger service providers or divested their asset servicing operations to focus their resources on core businesses. Since the early 1990's, more than 25 service providers have consolidated their operations with other companies. This ongoing consolidation has concentrated the industry around a smaller number of providers and presents us with opportunities for growth as clients review their relationships with existing service providers and as consolidated financial institutions dispose of businesses that do not fit with their core services.

        Asset servicing is viewed differently by asset management organizations depending on their operational philosophy. The majority of asset managers hire third parties to provide custody services. Some use more than one custodian to foster cost reduction through competition. Large asset managers may have enough assets to justify the cost of providing in-house facilities to handle accounting, administration and transfer agency services. Smaller asset managers generally hire third parties to provide accounting, administration and transfer agency services in addition to custody services. Keeping abreast of developments like Internet data delivery, Y2K, the Euro, decimalization of stock prices and compressed settlement cycles has forced significant increases in technology spending across the financial services industry. We believe that this increase in spending requirements has accelerated the pace at which asset managers outsource back office operations to asset servicers.

        Technology.    Information technology is a driving force in the financial services industry. Asset managers are able to create innovative investment products using technological tools including:

  •
  Access to data from world markets as a result of more powerful and affordable information processing power.

  •
  The ability to send and receive large volumes of information almost instantly through widely dispersed communication networks.

  •
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

        Another innovation in the mutual fund industry is the advent of exchange traded funds, or ETFs. ETFs are securities that replicate an index and are traded on a national securities exchange, usually the American Stock Exchange. Unlike investing in a conventional index mutual fund, investing in an ETF allows investors to buy and sell shares throughout the trading day at market prices. ETFs also offer potential tax efficiencies. According to an industry source, globally, ETF assets grew by $30.5 billion from approximately $74.3 billion at year-end in 2000 to $104.8 billion in 2001.

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

        Our Fund Accounting and Custody Tracking System, or FACTS, is a single integrated technology platform that combines our products into one solution for customers and can accommodate rapid growth in net assets processed. FACTS provides the following functions in a single information system:

  •
  Custody

  •
  Securities movement and control

  •
  Portfolio accounting

  •
  Multicurrency general ledger accounting

  •
  Pricing

  •
  Net asset value calculation

  •
  Multi-tier and multi-manager processing

  •
  ETF processing

        By consolidating these functions, we have eliminated redundancy in data capture and for the services we offer reduced the opportunity for clerical error.

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

        We outsource our mainframe processing and network monitoring to Electronic Data Systems so that we can focus our resources on software and internal systems development. This arrangement also allows us to minimize our capital investment in large-scale computer hardware. It also gives us access to state-of-the-art mainframe technology, virtually unlimited capacity, disaster recovery services and assures greater predictability of our processing expenses.

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

  •
  We service the Barclays Global Investors iShares, a family of exchange traded funds launched in May 2000 that held approximately $16 billion in assets as of December 31, 2001.

  •
  We service over $31 billion of assets managed by The Commonfund for Nonprofit Organizations, which uses a multi-manager structure. The Commonfund's structure includes 65 managers covering 48 funds.

  •
  We also service the Eaton Vance Tax Managed Portfolio, a five-tiered structure composed of twenty-one entities, including registered investment companies, registered partnerships, private partnerships, limited liability companies and other pooled entities.

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

        Cross-Sell Services.    We believe that our strong client relationships provide opportunities to cross-sell value-added services to broaden our customer relationships. Many of our clients have multiple pools of assets that they manage. Once a mutual fund complex becomes a client, we believe that complex is more likely to select us to service more funds, provide additional services, or both. For example, a mutual fund company may manage two or more families of mutual funds or an insurance company may manage a family of retail mutual funds and a series of mutual funds to offer variable annuity products. If we are engaged to provide services for only some of the pools of assets managed by our clients, we strive to expand the relationship to include more asset pools by providing superior quality client service. Also, some of our clients engage us to provide the core services of global custody and multicurrency accounting, but do not use value-added services like foreign exchange or cash management. We target expanding these relationships by increasing the number of services provided for each client.

Service Offerings

        We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies. We think of these services in two groupings: core services and value-added services. The core asset services we provide to our clients are global custody, multicurrency accounting, and mutual fund administration. The primary value-added services that we provide to clients, based upon their individual needs, include:

  •
  Securities lending

  •
  Foreign exchange

  •
  Cash management

  •
  Performance measurement

  •
  Institutional transfer agency

  •
  Investment advisory services

  •
  Lines of credit

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

        The following is a description of the various services we offer:

Core Services

        Global Custody.    Global custody entails overseeing the safekeeping of securities for clients and settlement of portfolio transactions. Our domestic net assets under custody have grown from $22 billion at October 31, 1990 to $730 billion at December 31, 2001. At December 31, 2001, our foreign net assets under custody totaled approximately $84 billion.

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

        Mutual Fund Administration.    Mutual fund administration services include management reporting, regulatory reporting, compliance monitoring, tax accounting and return preparation, and partnership administration. In addition to these ongoing services, we also provide mutual fund start-up consulting services, which typically includes assistance with product definition, service provider selection, and fund structuring and registration. We have worked with a number of investment advisors to assist them in the development of new mutual funds and other pooled investment vehicles.

Value-Added Services

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

        Foreign Exchange.    We provide foreign exchange services to facilitate settlement of international securities transactions for U.S. dollar denominated mutual funds and other accounts and to convert income payments denominated in a non-U.S. currency to U.S. dollars. By using us, rather than a third party foreign exchange bank to perform these functions, clients can reduce the amount of time spent coordinating currency delivery and monitoring delivery failures and claims.

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

        Institutional Transfer Agency.    Transfer agency encompasses shareholder recordkeeping and communications. We provide these services only to institutional clients with a small number of shareholder accounts or omnibus positions of retail shareholders.

        Investment Advisory Services.    The Bank acts as investment adviser to the Merrimac Master Portfolio, an open-end management investment company registered under the Investment Company Act of 1940. The portfolio currently consists of a series of five master funds in a master-feeder structure. The Merrimac Cash Portfolio and the Merrimac U.S. Government Portfolio are sub-advised by Allmerica Asset Management, Inc. The Merrimac Treasury Portfolio and the Merrimac Treasury Plus Portfolio are sub-advised by M&I Investment Management Corp. The Merrimac Municipal Portfolio is sub-advised by ABN AMRO Asset Management (USA) LLC. At December 31, 2001, the total net assets of the portfolio approximated $6.4 billion. The portfolio's master funds serve as investment vehicles for six domestic feeder funds and one offshore feeder fund, which we have created and whose shares are sold to institutional investors.

        Lines of Credit.    We offer credit lines to our clients for the purpose of leveraging portfolios and covering overnight cash shortfalls. We do not conduct consumer-banking operations. At December 31, 2001, we had gross loans outstanding to clients of approximately $232 million, which represented approximately 4% of our total assets. The interest rates charged on the Bank's loans are indexed to either the Prime rate or the Federal Funds rate. We have never had a loan loss. Other than a loan made to a non-profit association for purposes of the Community Reinvestment Act, all loans are secured, or may be secured, by marketable securities and are due on demand.

Sales, Marketing and Client Support

        We employ a direct sales staff that targets potential market opportunities, including investment management companies, insurance companies, banks and investment advisors. Sales personnel are primarily based at our headquarters in Boston, and are given geographic area sales responsibility. We also have two sales personnel located in Dublin who are responsible for international markets. Included in the sales staff are individuals who are dedicated to marketing services to institutional accounts. Senior managers from all functional areas are directly involved in obtaining new clients, frequently working as a team with a sales professional.

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

Significant Clients

        Barclays Global Investors, N.A. ("BGI") accounted for approximately 13% of our consolidated net operating revenues for the year ended December 31, 2001. No single client of ours represented more than 10% of net operating revenues for the years ended December 31, 2000 and 1999.

Software Systems and Data Center

        Our business requires that we provide daily and periodic reports of asset accounting and performance, and provide measurement and analytical data to asset managers on-line on a real time basis. To help us meet these requirements, our asset servicing operations are supported by sophisticated computer technology. We receive vast amounts of information across a worldwide computer network. That information covers a wide range of global security types and complex portfolio structures in various currencies. The information must be processed and then used for system-wide updating and reporting.

        Our proprietary system, FACTS, is multi-tiered. FACTS uses personal computers linked to mainframe processing by means of local and wide area networks. This configuration combines the best features of each platform. FACTS uses the power and capacity of the mainframe, the data distribution capabilities of the network and the independence of personal computers. The fully functional microcomputer component of FACTS works independently of the mainframe throughout the processing cycle. This minimizes the amount of system-wide delay inherent in data processing. The FACTS configuration also allows for fully distributed processing capabilities within multiple geographic locations in an effective and efficient manner.

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

        These abilities help us add value to the custody and fund accounting information. We have developed a comprehensive suite of standardized data extracts and reports and created automated interfaces that allow our clients to access the full range of custody and fund accounting data. We have also developed interfaces that allow our clients to connect electronically with our host computer and access data collected from clearance and settlement transactions in multiple currencies. Through these information-sharing tools, we are better equipped to supplement our custody and accounting services with foreign exchange services and asset and transaction reporting and monitoring services. Electronic linkages also position us to respond quickly to client requests.

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

        Our mainframe processing is provided by Electronic Data Systems, or EDS, located in Plano, Texas. By outsourcing mainframe processing, we focus our resources on systems development and minimize our capital investment in large-scale computer equipment. EDS offers us state-of-the-art computer products and services, access to which we could not otherwise afford, while removing the risk of product obsolescence. Due to its diverse customer base, EDS can invest in the latest computer technology and spread the related costs over multiple users. We also receive the benefit of the continuing investment by EDS in its computer hardware.

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

Competition

        We operate in a highly competitive environment in all areas of our business. Many of our competitors, including State Street Bank and Trust Company, JP Morgan Chase and The Bank of New York, possess substantially greater financial and marketing resources than we do and process a greater amount of financial assets. Moreover, under the Gramm-Leach-Bliley Act of 1999, securities firms, insurance companies and other financial services providers may now elect to become financial holding companies. Financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which we conduct business. Competitive factors include technological advancement and flexibility, breadth of services provided and quality of service. We believe that we compete favorably in these categories.

        Competition in the asset servicing industry has compressed both pricing and margins of core services like global custody services and trustee services. Partially offsetting this trend is the development of new services that have higher margins. Our continuous investment in technology has permitted us to offer value-added services to clients, such as securities lending and foreign exchange, at competitive prices on a global basis. Technological evolution and service innovation have enabled us to generate additional revenue to offset price pressure in maturing service lines.

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

Employees

        On December 31, 2001, we had 2,618 employees. We maintain a four-week professional development program for entry level staff. Successful completion of the program is required of most newly hired employees. This training program is supplemented by ongoing education on systems and technological developments and innovations, the industry and our client base.

        None of our employees is covered by collective bargaining agreements and we believe our relations with our employees are good.

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

Investors Financial

        General.    As a bank holding company ("BHC"), Investors Financial is subject to regulation and supervision by the Federal Reserve Board (the "FRB") and by the Massachusetts Commissioner of Banks (the "Commissioner"). We are required to file annually a report of our operations with, and are subject to examination by, the FRB and the Commissioner. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act of 1956, as amended, (the "BHCA") or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

        BHCA—Activities and Other Limitations.    The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

        Unless a BHC becomes a "financial holding company" ("FHC") under the Gramm-Leach-Bliley Act ("GLBA") (as discussed below), the BHCA also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

        The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as Investors Financial, that have not elected to be treated as FHCs. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

        In order to become an FHC, a BHC must meet certain tests and file an election form with the FRB. To qualify, all of a BHC's subsidiary banks must be well-capitalized (as discussed below under "Investors Bank") and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act ("CRA") evaluation.

        A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. Investors Financial has not elected to become a FHC.

        Capital Requirements.    The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

        In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the "Leverage Ratio") of 3.0%. Total average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated BHCs without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. Because we anticipate significant future growth, we will be required to maintain Leverage Ratios of at least 4.0% to 5.0% or more.

        We currently are in compliance with both the Risk Based Capital Ratio and the Leverage Ratio requirements. At December 31, 2001, we had a Tier I Risk Based Capital Ratio equal to 16.76% and a Total Risk Based Capital Ratio equal to 16.77% and a Leverage Ratio equal to 5.88%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines, including changes (such as those relating to lending to registered broker-dealers) that are of particular relevance to banks, such as the Bank, that engage in significant securities activities.

        Limitations on Acquisitions of Common Stock.    The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a BHC unless the FRB has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a BHC, such as us, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control.

        In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or such lesser percentage of our outstanding common stock as the FRB deems to constitute control over us.

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

Investors Bank

        General.    The Bank is subject to extensive regulation and examination by the Commissioner and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits to the maximum extent permitted by law, and to certain requirements established by the FRB. The federal and state laws and regulations which are applicable to banks regulate among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans.

        FDIC Insurance Premiums.    The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds.

        Capital Requirements.    The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding BHCs, as described above.

        Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be:

  •
  "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, has a Tier I Risk Based Capital Ratio of 6.0% or more, has a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive;

  •
  "adequately capitalized" if it has a total Risk Based Capital Ratio of 8.0% or more, a Tier I Risk Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"

  •
  "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier I Risk Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances),

  •
  "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier I Risk Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and

  •
  "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

        An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund

        Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals.

        At December 31, 2001, the Bank was deemed to be a well capitalized institution for the above purposes. Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As is discussed above, the Bank would be required to remain a well-capitalized institution at all times if we elected to be treated as an FHC.

        Brokered Deposits.    The FDIA restricts the use of brokered deposits by certain depository institutions. These restrictions have not had a material impact on the operations of the Bank because the Bank historically has not relied upon brokered deposits as a source of funding. At December 31, 2001, the Bank did not have any brokered deposits.

        Transactions with Affiliates.    The FDIA restricts the range of permissible transactions between a bank and an affiliated company. The Bank is subject to certain restrictions on loans to us, on investment in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on our behalf. Investors Bank also is subject to certain restrictions on most types of transactions with us, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with non-affiliates. The GLBA requires the FRB to promulgate rules addressing credit exposure relating to derivatives transactions between banks and their affiliates. The FRB has adopted interim rules addressing such transactions, and it has solicited comments on the types of restrictions that should apply to derivatives transaction between banks and their affiliates.

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

        Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of an FHC. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC's final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

        Community Reinvestment Act.    The Community Reinvestment Act ("CRA") requires the FDIC to evaluate the Bank's performance in helping to meet the credit needs of the community. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the Bank's performance in helping to meet community credit needs. The Bank has been designated as a "wholesale institution" for CRA purposes by the Commissioner and has been designated as a "special purpose" institution by the FDIC. The wholesale institution designation reflects the nature of our business as other than a retail financial institution and prescribes CRA review criteria applicable to the Bank's particular type of business. As a part of the CRA program, the Bank is subject to periodic examinations by the Commissioner, and maintains comprehensive records of its CRA activities for this purpose. Management believes the Bank is currently in compliance with all CRA requirements. Because the Bank is deemed a special purpose institution by the FDIC, it is exempt from CRA review by the FDIC.

        Customer Information Security.    The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

        Privacy.    The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires us to explain to consumers our policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, we are prohibited from disclosing such information except as provided in our policies and procedures.

        USA Patriot Act.    The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

        Massachusetts Law—Dividends.    Under Massachusetts law, trust companies such as the Bank may pay dividends no more often than quarterly, and only out of "net profits" and to the extent that such payments will not impair the Bank's capital stock and surplus account. Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends may restrict Investors Financial's ability to pay dividends to our stockholders.

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

        Transfer Agency.    In order to serve as transfer agent to our clients that execute transactions in publicly traded securities, we must register with the SEC as a transfer agent under the Exchange Act. As a registered transfer agent, we are subject to certain reporting and record keeping requirements. Currently, management believes we are in compliance with these registration, reporting and record keeping requirements.

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

        Investment companies are also subject to extensive record keeping and reporting requirements. These requirements dictate the type, volume and duration of the record keeping we undertake, either in our role as custodian for an investment company or as a provider of administrative services to an investment company. Further, we must follow specific ICA guidelines when calculating the net asset value of a client mutual fund. Consequently, changes in the statutes or regulations governing record keeping and reporting or valuation calculations will affect the manner in which we conduct our operations.

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

        Other Securities Laws Issues.    The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of broker dealer and investment adviser. With respect to broker dealer registration, the SEC has extended the date by which banks must comply with new broker-dealer registration requirements until May 12, 2002. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker-dealer and become subject to SEC jurisdiction. We are currently evaluating alternatives to ensure that the Bank will not be required to register as a broker-dealer. With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered. Accordingly, the Bank furnishes investment advice to registered investment companies through a separately identifiable department or division of the Bank that is registered with the SEC as an investment adviser. Federal and state laws impose onerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements and disclosure obligations. Currently, management believes we are in compliance with these requirements.

ITEM 2. PROPERTIES.

        The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2001:

Location	Function	Sq. Ft.	Expiration Date
200 Clarendon St., Boston, MA	Principal Executive Offices and Operations Center	334,529	2011
100 Huntington Avenue, Boston, MA	Operations Center	62,840	2007
1 Exeter Plaza, Boston, MA	Training Center	11,375	2007
600 Fifth Avenue, New York, NY	Operations Center	7,751	2005
33 Maiden Lane, New York, NY	Operations Center	65,982	2011
980 Ninth Street, Sacramento, CA	Operations Center	46,311	2008
1277 Treat Boulevard, Walnut Creek, CA	Operations Center	18,921	2003
1 First Canadian Place, Toronto	Offshore Processing Center	17,790	2006
Upper Hatch Street, Dublin	Offshore Processing Center	4,100	2003
Earlsfort Terrace, Dublin	Offshore Processing Center	10,635	2002

        See Note 16 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

        On January 16, 2001, Mopex, Inc. filed an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302 (the "Complaint"), in the United States District Court for the Northern District of Illinois. In the action, Mopex alleges that we and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringe U.S. Patent No. 6,088,685, entitled, "Open End Mutual Fund Securitization Process," assigned to Mopex. In particular, Mopex alleges that the '685 patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds. The Complaint seeks injunctive relief, damages, and enhanced remedies (including attorneys' fees and treble damages). In a letter dated January 18, 2001, Mopex stated that it desired to license the patent in suit "at a favorable royalty rate prior to substantial involvement with the Court." On April 3, 2001, we filed an answer and counterclaim, denying any liability on Mopex's claim and seeking a declaratory judgment that the '685 patent is invalid and not infringed. On April 26, 2001, Mopex filed a reply to our counterclaim, denying that the patent in suit is invalid and not infringed by our activities. We are indemnified by the iShares Trust for certain defense costs and damages resulting from Mopex's claim and believe the claim is without merit.

        While we do not offer or sell the securities discussed in the complaint, we provide certain custody, accounting or other administrative services for the Barclays iShares family of exchange traded funds. Barclays is one of the defendants named in the complaint. We cannot be sure that we will prevail in the defense of this claim. Patent litigation can be costly and could divert the attention of management. If we were found to infringe the patent, we would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent. We cannot be sure that we will be able to obtain a license on a timely basis or on reasonable terms, if at all, or that we will be successful in obtaining indemnification from the iShares Trust. As a result, any determination of infringement could have a material adverse effect upon our business, financial condition and results of operations.

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

        In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. We have notified our insurers and intend to defend the claim vigorously. Based on our investigation through December 31, 2001, our management does not expect this matter to have a material adverse effect on our results of operations and financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2001.

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

	High	Low	Dividend
2001
First quarter	$87.63	$46.06	$0.0200
Second quarter	80.11	50.63	0.0200
Third quarter	80.75	46.00	0.0200
Fourth quarter	71.40	52.31	0.0200
2000
First quarter	32.75	18.06	$0.0150
Second quarter	45.75	29.00	0.0150
Third quarter	68.13	35.50	0.0150
Fourth quarter	96.00	51.56	0.0150

        As of January 31, 2002, there were approximately 854 stockholders of record.

        We currently intend to retain the majority of future earnings to fund the development and growth of our business. Our ability to pay dividends on our common stock may depend on the receipt of dividends from Investors Bank. In addition, we may not pay dividends on our common stock if we are in default under certain agreements that we entered into in connection with the sale of the 9.77% Capital Securities by Investors Capital Trust I. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources." Any dividend payments by Investors Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. See "Business—Regulation and Supervision." Subject to regulatory requirements, we expect to pay an annual dividend to our stockholders, currently estimated to be in an amount equal to $.10 per share of outstanding common stock (approximately $3.2 million based upon 31,971,404 shares outstanding as of December 31, 2001). We expect to declare and pay such dividend ratably on a quarterly basis.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table contains certain of our consolidated financial and statistical information, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes to Consolidated Financial Statements, and other financial information appearing elsewhere in this Annual Report. (Dollars in thousands, except per share and employee data).

	For the Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Income Data:
Net interest income	$109,281	$58,818	$35,773	$26,694	$26,173
Non-interest income	243,263	162,041	133,761	98,856	82,638

Net operating revenues	352,544	220,859	169,534	125,550	108,811
Operating expenses	277,952	169,040	135,815	99,584	87,362

Income before income taxes and minority interest	74,592	51,819	33,719	25,966	21,449
Income taxes	22,804	16,655	10,790	9,348	7,382
Minority interest expense	1,588	1,588	1,661	1,563	1,437

Net income	$50,200	$33,576	$21,268	$15,055	$12,630

Per Share Data (1):
Basic earnings per share	$1.59	$1.13	$0.74	$0.56	$0.48

Diluted earnings per share	$1.53	$1.08	$0.72	$0.55	$0.46

Dividends per share	$0.08	$0.06	$0.04	$0.03	$0.02

Balance Sheet Data:
Total assets at end of period	$5,298,645	$3,811,115	$2,553,080	$1,465,508	$1,460,447
Average Balance Sheet Data:
Interest earning assets	$4,380,263	$2,753,814	$1,837,963	$1,443,487	$1,167,361
Total assets	4,646,005	2,899,408	1,970,702	1,542,765	1,236,519
Total deposits	2,043,124	1,551,880	1,150,814	845,093	594,768
Preferred securities	24,259	24,231	24,203	24,174	22,252
Common stockholders' equity	306,344	155,809	118,622	81,456	68,370
Selected Financial Ratios:
Return on average equity	16.4%	21.5%	17.9%	18.5%	18.5%
Return on average assets	1.1%	1.2%	1.1%	1.0%	1.0%
Common equity as % of total assets	6.6%	5.4%	6.0%	5.3%	5.5%
Dividend payout ratio (2)	5.2%	5.6%	5.6%	5.5%	4.3%
Tier 1 capital ratio (3)	16.8%	13.4%	15.0%	15.3%	29.2%
Leverage ratio (3)	5.9%	5.2%	5.5%	4.6%	6.4%
Non-interest income as % of net operating income	69.0%	73.4%	78.9%	78.7%	75.9%
Other Statistical Data:
Assets processed at end of period (4)	$813,605,957	$303,236,286	$290,162,547	$244,935,314	$139,418,241
Employees at end of period	2,618	1,779	1,507	1,258	1,028

(1)
All numbers shown in this table have been restated to reflect the two-for-one stock splits paid March 17, 1999 and June 15, 2000, where applicable.
(2)
We intend to retain the majority of future earnings to fund development and growth of our business. We currently expect to pay cash dividends at an annualized rate of $.10 per share subject to regulatory requirements. Refer to "Market Risk: Liquidity" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.
(3)
Refer to "Capital Resources" included within Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.
(4)
Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services and lines of credit.

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

        We provide a broad range of services to a variety of financial asset managers. These services include our core services, global custody, multicurrency accounting and mutual fund administration, as well as our value-added services, such as securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency and investment advisory services. At December 31, 2001, we provided services for approximately $814 billion in net assets, including approximately $84 billion of foreign net assets.

        On October 1, 1998, we acquired the domestic institutional trust and custody business of BankBoston, N.A. Under the terms of the purchase agreement, we paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention. The acquired business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, we also entered into an outsourcing agreement with BankBoston under which we provided custodial services for BankBoston's private banking and institutional asset management businesses. In 2000, the outsourcing agreement and a custody agreement with the BankBoston-sponsored 1784 Funds were terminated. As a result of the early termination of the outsourcing agreement and the 1784 Funds custody agreement, we received a total of $11.4 million in termination fees. We have not experienced a material impact on net income due to the termination of either agreement. We were informed by BankBoston that its decision to terminate both of the agreements was not related in any way to our quality of service, but was made as part of the integration process undertaken in connection with the merger of BankBoston with Fleet.

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

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the corresponding amendments and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." On adoption of these new accounting standards, we recorded a transition adjustment recognizing an after tax reduction in Other Comprehensive Income ("OCI") of $3.9 million. In conjunction with the adoption, we elected to reclassify approximately $402 million of securities from held to maturity to available for sale, which further reduced OCI, net of tax, by approximately $1.4 million.

        On February 1, 2001, we completed the issuance and sale of 1,624,145 shares of Common Stock at $71.62 per share in a public offering. A portion of the proceeds was used to fund the acquisition of the advisor custody unit of The Chase Manhattan Bank. The remaining proceeds were used for the assumption of the U.S. asset administration unit of Barclays Global Investors, N.A. and working capital.

        On February 1, 2001, we purchased the advisor custody unit of The Chase Manhattan Bank. This unit provided institutional custody services to individual accounts holding approximately $27 billion in assets as of February 1, 2001. These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors. Pursuant to the terms of the asset purchase agreement, we paid to Chase at the closing of the transaction approximately $31.5 million of the total purchase price, plus another $39.8 million in exchange for the book value of loans to clients. In 2002, we are obligated to pay another $10.5 million contingent upon client retention. The transaction was accounted for as a purchase.

        On May 1, 2001, we assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. ("BGI"), a large international institutional investment manager. The unit, located in Sacramento, California, provides custody, fund accounting and other operations functions for BGI's clients. The transaction was accounted for as a purchase.

        The events of September 11, 2001 did not have a material effect on our financial condition or results of operations.

Revenue and Expense Overview

        We derive our revenue from financial asset servicing. Although interest income and non-interest income are reported separately for financial statement presentation purposes, our clients view the pricing of our service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from the relationship. Accordingly, we believe net operating revenue (net interest income plus non-interest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 60% to $353 million in 2001 from $221 million in 2000. Net income increased 49% to $50.2 million from $33.6 million in 2000.

        Non-interest income consists primarily of fees for financial asset servicing and is principally derived from global custody, multicurrency accounting, mutual fund administration and institutional transfer agency services for financial asset managers and the assets they control. Our clients pay fees based on the volume of assets under custody, portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and performance measurement are needed. Asset-based fees are usually charged on a sliding scale and are subject to minimum fees. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, our fees may be a smaller percentage of those assets. If the value of equity assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 3% in our earnings per share. If the value of fixed income assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 2% in our earnings per share.

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

Significant Accounting Policies

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We have identified the following accounting policies that, as a result of the complexities of the underlying accounting standards and operations involved, could result in significant changes to our consolidated financial condition or results of operations under different conditions or using different assumptions.

        Derivative Financial Instruments—We do not purchase derivative financial instruments for trading purposes. Interest rate swap agreements are matched with specific financial instruments reported on the consolidated balance sheet. We use derivative instruments to manage exposures to interest rate risks. We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate. These transactions are designed to hedge a portion of our liabilities in connection with securities sold under repurchase agreements. By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement.

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which established accounting and reporting standards for derivative instruments. We also adopted SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI. Ineffective portions of changes, as determined in accordance with SFAS No. 133, in the fair value of the cash flow hedges are recognized in earnings. For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings.

        Hedge accounting requires that we measure the changes in fair value of derivatives designated as hedges as compared to changes in expected cash flows of the underlying hedged transactions for each reporting period. This process involves the estimation of the expected future cash flows of hedged transactions. Changes in conditions or the occurrence of unforeseen events could affect the timing of the recognition of changes in fair value of certain hedging derivatives. The measurement of fair value is based upon market values, however, in the absence of quoted market values, measurement involves valuation estimates. These estimates are based on methodologies deemed appropriate in the circumstances. However, the use of alternative assumptions could have a significant effect on estimated fair value.

        Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the twelve months ended December 31, 2001. No cash flow hedges were dedesignated or discontinued for the twelve months ended December 31, 2001.

        We enter into foreign exchange contracts with clients and strive to enter into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset servicing fees. Unrealized gains (losses) resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on our consolidated balance sheet. The foreign exchange contracts have been reduced by balances with the same counterparty where a master netting agreement exists.

        New Accounting Principles—In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisiton Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method—the purchase method. This statement requires that intangible assets that can be identified and named be recognized as assets apart from goodwill under certain criteria. This statement also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, additional disclosures about those assets are required. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not anticipate a significant impact on the consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement eliminates the amortization of goodwill, and requires that goodwill be reviewed at least annually for impairment. This Statement affects all goodwill recognized on our consolidated balance sheet, regardless of when the goodwill was initially recorded.

Certain Factors That May Affect Future Results

        From time to time, information provided by us, statements made by our employees or information included in our filings with the SEC (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K include certain statements regarding liquidity, the timing and effect on earnings of derivative gains and losses, the effect on earnings of declines in equity values, and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

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

        The integration of the BGI asset administration unit presents us with challenges and demands management attention that has to be diverted from other matters. Integration of acquisitions and outsourcing transactions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition will be accretive to our earnings per share. Any future acquisitions will present similar challenges.

We must hire and retain skilled personnel in order to succeed.

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

A material portion of our revenues is derived from our relationship with Barclays Global Investors, N.A.

        As a result of our assumption of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI's iShares and Master Investment Portfolios, BGI accounted for approximately 13% of our net operating revenue during the year ended December 31, 2001. We expect that BGI will continue to account for a significant portion of our net operating revenue. While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons. The loss of BGI's business could cause our net operating revenue to decline and could have a material adverse effect on our quarterly and annual results.

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

        Most of our expenses, like employee compensation and rent, are relatively fixed. As a result, any shortfall in revenue relative to our expectations could significantly affect our operating results.

We are subject to extensive federal and state regulations that impose complex restraints on our business.

        Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us. Our primary banking regulators are the Federal Reserve Board ("FRB"), the Federal Deposit Insurance Commission ("FDIC") and the Massachusetts Commissioner of Banks. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

  •
  The FRB and the FDIC maintain capital requirements that we must meet. Failure to meet those requirements could lead to severe regulatory action or even receivership. We are currently considered to be "well capitalized";

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

Statement of Operations

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

Non-interest Income

        Non-interest income was $243.3 million in 2001, up 50% from 2000. Non-interest income consists of the following items (Dollars in thousands):

	For the Year Ended December 31,
	2001	2000	Change
Asset servicing fees	$240,135	$159,538	51%
Other operating income	3,128	2,503	25%

Total non-interest income	$243,263	$162,041	50%

        Asset servicing fees were $240.1 million in 2001, up 51% from 2000. The largest component of asset servicing fees is asset-based fees, which increased due to the increase in assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services and lines of credit. Net assets processed increased $511 billion to $814 billion at December 31, 2001 from 2000. This net increase includes several components (Dollars in billions):

BGI Processing Agreement	$515
Chase Advisor Custody unit	27
Further penetration of existing clients	22
Sales to new clients	6
Lost clients	(20)
Fund flows and market gain/loss	(39)

Net increase in assets processed	$511

        Another significant portion of the increase in asset servicing fees resulted from the success in marketing ancillary services, such as foreign exchange and securities lending services.

        Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston ("FHLBB") stock investment and miscellaneous fees for systems consulting services. The increase in other operating income resulted from an increase in FHLBB stock dividend income due to an increase in the average investment in FHLBB stock during the year ended December 31, 2001 and increased income from consulting services performed for clients.

Operating Expenses

        Total operating expenses were $278.0 million in 2001, up 64% from 2000. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2001	2000	Change
Compensation and benefits	$164,186	$104,387	57%
Technology and telecommunications	36,804	22,181	66%
Transaction processing services	24,944	9,792	155%
Occupancy	17,965	11,003	63%
Depreciation and amortization	8,404	4,743	77%
Travel and sales promotion	5,349	3,713	44%
Professional fees	4,065	2,290	78%
Amortization of goodwill	3,559	1,576	126%
Other operating expenses	12,676	9,355	35%

Total operating expenses	$277,952	$169,040	64%

        Compensation and benefits expense was $164.2 million in 2001, up 57% from 2000 due to several factors. The average number of employees increased 40% to 2,299 during the year ended December 31, 2001 from 1,641 for the year ended December 31, 2000. We increased the number of employees to support the expansion of client relationships and to service new business acquisitions. Approximately 138 and 354 employees were added as part of the Chase acquisition and the BGI business unit assumption, respectively. In addition, compensation expense related to our management incentive plans increased $13.1 million between years, consistent with higher earnings and additional incentive-eligible managers. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $7.3 million for the year ended December 31, 2001. This increase was due principally to increased payroll taxes attributable to the increase in headcount.

        Technology and telecommunications expense was $36.8 million in 2001, up 66% from 2000. Transitional services incurred as a result of the Chase acquisition agreement accounted for approximately $5.5 million of the increase. Increased hardware, software and telecommunications expenditures needed to support the growth in assets processed accounted for $5.3 million of the increase. Expenses related to outsourced network monitoring and help desk service, which commenced in 2000, along with mainframe data processing, disaster recovery and other outsourced services accounted for $3.8 million of the increase.

        Transaction processing services expense was $24.9 million in 2001, up 155% from 2000. The increase relates primarily to increased subcustodian fees, driven by growth in assets processed for clients.

        Occupancy expense was $18.0 million in 2001, up 63% from 2000. This increase was primarily due to increased rent resulting from the California offices assumed from BGI and the expansion of our office space in Boston, New York and Dublin at current market rental rates.

        Depreciation and amortization expense was $8.4 million in 2001, up 77% from 2000. This increase resulted from capitalized expenditures associated with the expansion into additional office space and capitalized software.

        Travel and sales promotion expense was $5.3 million, up 44% from 2000. The increase was due to the increased level of business activity and the addition of a California office this year. Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls to potential clients, traveling to existing client sites, and to our New York and California offices and our foreign subsidiaries.

        Professional fees were $4.1 million in 2001, up 78% from 2000 primarily due to system conversion costs for the Advisor Custody unit acquired from Chase and for legal and other consulting services.

        Amortization of goodwill expense was $3.6 million, up 126% from 2000. The increase was the result of the increase in goodwill from acquisition activities this year. Please refer to the "Overview" section for a further discussion of acquisitions.

        Other operating expenses were $12.7 million in 2001, up 35% from 2000. Other operating expenses include fees for recruiting, office supplies, temporary help and various regulatory fee assessments. Recruiting expenses and temporary help accounted for approximately $0.4 million of the increase while the growth in assets processed and the set-up of new offices in 2001 contributed to the overall increase in other operating expenses.

Net Interest Income

        Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 2001 compared to the year ended December 31, 2000. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Year Ended December 31, 2001 vs December 31, 2000
	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets
Fed funds sold and securities purchased under resale agreements	$(1,974)	$(1,115)	$(3,089)
Investment securities	99,377	(25,608)	73,769
Loans	(354)	(17)	(371)

Total interest-earning assets	$97,049	$(26,740)	$70,309

Interest-bearing liabilities
Deposits	$19,907	$(14,388)	$5,519
Borrowings	47,962	(33,635)	14,327

Total interest-bearing liabilities	$67,869	$(48,023)	$19,846

Change in net interest income	$29,180	$21,283	$50,463

        Net interest income was $109.3 million in 2001, up 86% from 2000. This net increase resulted from an increase in interest income of $70.3 million net of an increase in interest expense of $19.8 million. The improvement in net interest income reflects the positive effect of balance sheet growth driven by increased client deposits and borrowings and a more favorable interest rate environment. The net interest margin increased to 2.49% in 2001, up 35 basis points from 2000.

        Average interest-earning assets, primarily investment securities, were $4.4 billion in 2001, up 59% from 2000. Funding for the asset growth was provided by an increase in average borrowings, primarily client repurchase agreements and FHLBB advances, of $1.1 billion and an increase in average client deposits of $491 million. The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $29.2 million in 2001.

        Average yield on interest earning assets was 5.75% in 2001, down 85 basis points from 2000. The average rate that we paid on interest-bearing liabilities was 3.63% in 2001, down 157 basis points from 2000. The decrease in rates reflects the lower interest rate environment in 2001 compared with 2000. The effect on net interest income due to changes in rates was an increase of approximately $21.3 million during the fiscal year ended December 31, 2001.

        On January 1, 2001, we adopted SFAS No. 133, as amended and interpreted, which established accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI. Ineffective portions of changes, as determined in accordance with SFAS 133, in the fair value of the cash flow hedges are recognized in earnings. For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings. The adoption of SFAS 133 on January 1, 2001, resulted in no cumulative effect-type adjustment to net income. However, we recorded a reduction to OCI of $3.9 million, net of tax, and a corresponding liability for the fair value of the interest rate swaps. The reduction to OCI and the recognition of the liability are primarily attributable to net unrealized losses on cash flow hedges as of initial adoption. In conjunction with the adoption, we elected to reclassify approximately $402 million of securities from held to maturity to available for sale, which further reduced OCI, net of tax, by approximately $1.4 million.

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

        Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the twelve months ended December 31, 2001. No cash flow hedges were dedesignated or discontinued for the twelve months ended December 31, 2001.

        Net interest income included net losses of $2.0 million, net of tax, for the twelve months ended December 31, 2001 on interest rate swaps relating to SFAS No. 133. The net loss consisted of a $0.2 million gain, net of tax, for the twelve-month period on changes in the fair value of derivative instruments not designated as hedging instruments. There were also $2.2 million of derivative losses, net of tax, for the twelve-month period that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133. We estimate that $1.7 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

Income Taxes

        Income taxes were $22.8 million in 2001, up 37% from 2000, consistent with the increased level of pre-tax income. The overall effective tax rate was 31% for 2001 and 32% for 2000. The decrease in the effective tax rate reflects our increased investment in nontaxable municipal securities in 2001.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

Non-interest Income

        Non-interest income was $162.0 million in 2000, up 21% from 1999. Non-interest income consists of the following items (Dollars in thousands):

	For the Year Ended December 31,
	2000	1999	Change
Asset servicing fees	$159,538	$132,478	20%
Other operating income	2,503	1,283	95%

Total non-interest income	$162,041	$133,761	21%

        Asset servicing fees were $159.5 million in 2000, up 20% from 1999. The largest component of asset servicing fees is asset-based fees, which increased due to the increase in assets processed. Net assets processed increased $13 billion to $303 billion at December 31, 2000 from 1999. This net increase includes several components (Dollars in billions):

Expansion of existing client relationships	$54
Sales to new clients	2
Reintegration of BankBoston to Fleet	(41)
Fund flows and market gain/loss	(2)

Net increase in assets processed	$13

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

Operating Expenses

        Total operating expenses were $169.0 million in 2000, up 24% from 1999. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2000	1999	Change
Compensation and benefits	$104,387	$83,302	25%
Technology and telecommunications	22,181	15,744	41%
Occupancy	11,003	8,032	37%
Transaction processing services	9,792	9,234	6%
Depreciation and amortization	4,743	3,911	21%
Travel and sales promotion	3,713	2,551	46%
Professional fees	2,290	3,573	(36%)
Amortization of goodwill	1,576	1,756	(10%)
Other operating expenses	9,355	7,712	21%

Total operating expenses	$169,040	$135,815	24%

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

        Travel and sales promotion expense was $3.7 million in 2000, up 46% from 1999, due to the increased level of business activity in 2000.

        Professional fees were $2.3 million in 2000, down 36% from 1999 primarily due to nonrecurring consulting services during 1999 related to the integration of the BankBoston acquisition and tax planning.

        Amortization of goodwill expense was $1.6 million, down 10% from 1999. The decrease resulted from the net decrease in goodwill due to client retention payments and termination fees in 2000. See details in the "Overview" section.

        Other operating expenses were $9.4 million in 2000, up 21% from 1999. Other operating expenses include fees for recruiting, office supplies, temporary help and various fees assessed by the Massachusetts Banking Commission. Recruiting expenses and temporary help accounted for approximately $0.4 million of the increase while the growth in assets processed contributed to the overall increase in other operating expenses.

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

	For the Year Ended December 31, 2000 vs December 31, 1999
	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets
Fed funds sold and securities purchased under resale agreements	$2,009	$664	$2,673
Investment securities	55,112	15,180	70,292
Loans	1,747	431	2,178

Total interest-earning assets	$58,868	$16,275	$75,143

Interest-bearing liabilities
Deposits	$14,886	$3,887	$18,773
Borrowings	25,228	8,097	33,325

Total interest-bearing liabilities	$40,114	$11,984	$52,098

Change in net interest income	$18,754	$4,291	$23,045

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

        The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Fed funds sold and securities purchased under resale agreements	$36,038	$1,602	4.45%	$74,683	$4,691	6.28%	$40,904	$2,018	4.93%
Investment securities (1)	4,230,351	244,880	5.79	2,558,030	171,111	6.69	1,712,253	100,819	5.89
Loans (2)	113,874	5,572	4.89	121,101	5,943	4.91	84,806	3,765	4.44

Total interest-earning assets	4,380,263	252,054	5.75	2,753,814	181,745	6.60	1,837,963	106,602	5.80

Allowance for loan losses	(100)			(100)			(100)
Noninterest-earning assets	265,842			145,694			132,839

Total assets	$4,646,005			$2,899,408			$1,970,702

Interest-bearing liabilities
Deposits:
Demand	$3,456	$60	1.74%	$4,115	$82	1.99%	$33,256	$1,178	3.54%
Savings	1,708,220	65,265	3.82	1,217,129	59,035	4.85	889,832	39,281	4.41
Time	239	13	5.44	11,261	702	6.23	11,574	587	5.07
Short-term borrowings	1,939,759	60,974	3.14	1,131,287	63,108	5.58	657,405	29,783	4.53
Other borrowings	278,639	16,461	5.91	—	—	—	—	—	—

Total interest-bearing liabilities	3,930,313	142,773	3.63	2,363,792	122,927	5.20	1,592,067	70,829	4.45

Noninterest-bearing liabilities:
Demand deposits	180,260			194,694			117,117
Savings	73,415			54,919			34,035
Noninterest-bearing time deposits	77,534			69,762			65,000
Other liabilities	53,880			36,201			19,658

Total liabilities	4,315,402			2,719,368			1,827,877
Trust Preferred Securities	24,259			24,231			24,203
Equity	306,344			155,809			118,622

Total liabilities and equity	$4,646,005			$2,899,408			$1,970,702

Net interest income		$109,281			$58,818			$35,773

Net interest margin (3)			2.49%			2.14%			1.95%

Average interest rate spread (4)			2.12%			1.40%			1.35%

Ratio of interest-earning assets to interest-bearing liabilities			111.45%			116.50%			115.45%

(1)
Average yield/cost on available for sale securities is based on amortized cost.

(2)
Average yield/cost on demand loans includes accrual loan balances.

(3)
Net interest income divided by total interest-earning assets.

(4)
Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Financial Condition

Investment Portfolio

        The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	2001	2000	1999
Securities held to maturity:
Mortgage-backed securities	$2,585,287	$1,900,301	$1,464,816
Federal agency securities	456,108	311,809	227,030
State and political subdivisions	91,888	79,618	63,871
Foreign government securities	2,501	7,566	7,638

Total securities held to maturity	$3,135,784	$2,299,294	$1,763,355

Securities available for sale:
Mortgage-backed securities	$1,228,841	$550,465	$239,132
Federal agency securities	30,848	54,129	52,310
Corporate debt	120,505	45,504	47,875
State and political subdivisions	241,467	122,235	36,293

Total securities available for sale	$1,621,661	$772,333	$375,610

        Our investment portfolio is used to invest depositors' funds and provide a secondary source of earnings for us. In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The portfolio is comprised of securities of state and political subdivisions, mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), and Federal agency callable bonds issued by FHLMC and the FHLBB, municipal securities, securities issued by the Small Business Administration ("SBA"), corporate debt securities, and a foreign government bond issued by the Canadian province of Manitoba.

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

        The book value and weighted average yield of our securities held to maturity at December 31, 2001 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$205,374	5.10%	$1,849,049	5.64%	$429,655	4.87%	$101,209	4.16%
Federal agency securities	5,000	6.43	141,739	4.05	309,369	4.26	—	—
State and political subdivisions	—	—	2,269	5.23	5,462	5.23	84,157	5.23
Foreign government securities	2,501	6.85	—	—	—	—	—	—

Total securities held to maturity	$212,875	5.15%	$1,993,057	5.53%	$744,486	4.62%	$185,366	4.65%

        The carrying value and weighted average yield of our securities available for sale at December 31, 2001 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—%	$1,221,275	5.97%	$7,566	5.93%	$—	—%
Federal agency securities	—	—	30,848	5.64	—	—	—	—
Corporate debt	—	—	—	—	—	—	120,505	2.46
State and political subdivisions	4,051	4.71	34,260	4.71	158,060	4.71	45,096	4.71

Total securities available for sale	$4,051	4.71%	$1,286,383	5.93%	$165,626	4.77%	$165,601	3.07%

  Loan Portfolio

        The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

	December 31,
	2001	2000	1999	1998	1997
Loans to individuals	$181,330	$43,016	$65,010	$25,583	$26,858
Loans to mutual funds	50,342	86,316	44,369	28,796	29,174
Loans to others	541	37	13	13	13

	232,213	129,369	109,392	54,392	56,045
Less: allowance for loan losses	(100)	(100)	(100)	(100)	(100)

Net loans	$232,113	$129,269	$109,292	$54,292	$55,945

Floating Rate	$232,189	$129,337	$109,379	$54,379	$56,032
Fixed Rate	24	32	13	13	13

	$232,213	$129,369	$109,392	$54,392	$56,045

        We make loans to individually managed account customers and to mutual funds and other pooled product clients. Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate or the Federal Funds rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by us for the borrower. Loans to mutual funds and other pooled product clients include unsecured lines of credit that may, in the event of default, be collateralized at our option by securities held in custody by us for those mutual funds. Loans to individually managed account customers, mutual funds and other pooled product clients also include advances that we make to certain clients pursuant to the terms of our custody agreements with those clients to facilitate securities transactions and redemptions.

        At December 31, 2001, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

        Our credit loss experience has been excellent. There have been no loan charge-offs or adverse credit actions in our history. It is our policy to place a loan on non-accrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of December 31, 2001, there were no loans on non-accrual status, no loans greater than 90 days past due, and no troubled debt restructurings. Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at December 31, 2001. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

        The active management of market risk is integral to our operations. The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic conditions. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics, based on market conditions. Since client deposits and repurchase agreements, our primary sources of funds, are predominantly short-term, we maintain a generally short-term structure for our interest-earning assets, including money-market assets and investments. We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure. The effect of the swap agreements is to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities.

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

        The results of the income simulation model as of December 31, 2001 and 2000 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 5.10% and 9.47%, respectively. A downward shift of 200 basis points would result in a decrease in projected net interest income of 9.96% at December 31, 2001 and an increase in projected net interest income of 8.59% at December 31, 2000.

        We also use gap analysis as a secondary tool to manage our interest rate sensitivity. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. As shown in the table below, at December 31, 2001, interest-bearing liabilities repriced faster than interest-earning assets, as has been typical for us. Generally speaking, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income. However, at the current absolute level of interest rates, lower interest rates may also lead to lower net income due to a diminished ability to lower interest-bearing liabilities, including certain client funds, as rates approach zero. Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

        The following table presents the repricing schedule for our interest-earning assets and interest bearing liabilities at December 31, 2001 (Dollars in thousands):

	Within Three Months	Three To Six Months	Six To Twelve Months	One Year to Five Years	Over Five Years	Total
Interest-earning assets(1):
Federal funds sold	$—	$—	$—	$—	$—	$—
Investment securities(2)	2,217,932	370,980	556,200	1,129,676	482,657	4,757,445
Loans—variable rate	232,089	—	—	—	—	232,089
Loans—fixed rate	24	—	—	—	—	24

Total interest-earning assets	2,450,045	370,980	556,200	1,129,676	482,657	4,989,558
Interest-bearing liabilities:
Demand deposit accounts	1,891	—	—	—	—	1,891
Savings accounts	1,607,009	—	—	23,906	—	1,630,915
Interest rate contracts	(730,000)	50,000	120,000	560,000	—	—
Short-term borrowings	2,223,593	—	—	350,000	—	2,573,593

Total interest-bearing liabilities	3,102,493	50,000	120,000	933,906	—	4,206,399

Net interest sensitivity gap during the period	$(652,448)	$320,980	$436,200	$195,770	$482,657	$783,159

Cumulative gap	$(652,448)	$(331,468)	$104,732	$300,502	$783,159

Interest sensitive assets as a percent of interest sensitive liabilities (cumulative)	78.97%	89.49%	103.20%	107.14%	118.62%

Interest sensitive assets as a percent of total assets (cumulative)	46.24%	53.24%	63.74%	85.06%	94.17%

Net interest sensitivity gap as a percent of total assets	(12.31)%	6.06%	8.23%	3.69%	9.11%

Cumulative gap as a percent of total assets	(12.31)%	(6.26)%	1.98%	5.67%	14.78%

(1)
Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid.

(2)
Mortgage-backed securities are included in the pricing category that corresponds with their effective maturity.

Liquidity

        Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. For a financial institution such as us, these obligations arise from the withdrawals of client deposits and the payment of operating expenses.

        Our primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients. As a result of our management of liquid assets and the ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors' needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.10 per share for 2002 (approximately $3.2 million based upon 31,971,404 shares outstanding as of December 31, 2001).

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

        We have informal borrowing arrangements with various counterparties. Each counterparty has agreed to make funds available to us at a rate based on the Federal funds overnight rate. The aggregate amount of these borrowing arrangements as of December 31, 2001 was $1.1 billion. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding. Our borrowings under these arrangements are typically on an overnight basis. We cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on our operations.

        We also have Master Repurchase Agreements in place with various counterparties. Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at December 31, 2001 was $2.5 billion.

        We also have a borrowing arrangement with the FHLBB. We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold. We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20. The aggregate amount of borrowing available to us under this arrangement at December 31, 2001 was $1.6 billion.

        Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $55.5 million for the year ended December 31, 2001. Net cash used for investing activities, consisting primarily of the excess of purchases of investment securities over proceeds from paydowns and maturities of investment securities, was $1.5 billion for the year ended December 31, 2001. Net cash provided by financing activities, consisting primarily of short-term and other borrowings, was $1.4 billion for the year ended December 31, 2001.

Capital Resources

        Historically, we have financed our operations principally through internally generated cash flows. We incur capital expenditures for furniture, fixtures and miscellaneous equipment needs. We lease microcomputers through operating leases. Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs. As a result, our capital expenditures were $35.9 million and $9.5 million for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2001, capital expenditures were comprised of approximately $18.0 million in fixed assets, $13.1 million in capitalized software and projects in process, and $4.8 million in leasehold improvements.

        Stockholders' equity at December 31, 2001 was $342.8 million, up 92%, from 2000. The ratio of stockholders' equity to assets increased to 6.5% at December 31, 2001 from 4.7% at December 31, 2000.

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

        The following table summarizes our Tier I and total capital ratios at December 31, 2001 (Dollars in thousands):

	Amount	Ratio
Tier I capital	$297,379	16.76%
Tier I capital minimum requirement	70,966	4.00%

Excess Tier I capital	$226,413	12.76%

Total capital	$297,479	16.77%
Total capital minimum requirement	141,932	8.00%

Excess total capital	$155,547	8.77%

Risk adjusted assets, net of intangible assets	$1,774,155

        The following table summarizes Investors Bank's Tier I and total capital ratios at December 31, 2001 (Dollars in thousands):

	Amount	Ratio
Tier I capital	$293,606	16.55%
Tier I capital minimum requirement	70,949	4.00%

Excess Tier I capital	$222,657	12.55%

Total capital	$293,706	16.56%
Total capital minimum requirement	141,898	8.00%

Excess total capital	$151,808	8.56%

Risk adjusted assets, net of intangible assets	$1,773,725

        In addition to the risk-based capital guidelines, the FRB and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier I capital divided by its adjusted average total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier I capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital and that of Investors Bank be reduced by most intangible assets. Our Leverage Ratio at December 31, 2001 was 5.88%, which is in excess of regulatory minimums. Investors Bank's Leverage Ratio at December 31, 2001 was 5.80%, which is also in excess of regulatory minimums. See "Business—Regulation and Supervision."

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required under this item is incorporated herein by reference to the information in the sections entitled "Directors and Executive Officers," "Election of Directors" and "Compensation and other Information Concerning Directors and Officers" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2001.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Compensation and other Information Concerning Directors and Officers" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Management and Principal Holders of Voting Securities" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Certain Relationships and Related Transactions" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2001.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1. Consolidated Financial Statements.

For the following consolidated financial information included herein, see Index on Page F-1:
Report of Management to Stockholders
FDICIA Independent Accountants' Report Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000.
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.
Notes to Consolidated Financial Statements.
2. Financial Statement Schedules.
None.
3. List of Exhibits.
Exhibit No.		Description
3.1		Certificate of Incorporation of the Company
3.2	(9)	Certificate of Amendment of Certificate of Incorporation of the Company
3.3	(13)	Certificate of Amendment of Certificate of Incorporation of the Company
3.4		Amended and Restated Bylaws of the Company
4.1		Specimen certificate representing the Common Stock of the Company
4.2		Stockholder Rights Plan
4.3	(6)	Amendment No.1 to Stockholder Rights Plan
4.4	(10)	Amendment No.2 to Stockholder Rights Plan
10.1	(3)*	Amended and Restated 1995 Stock Plan
10.2	(4)	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3		Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20,1995
10.4	(1)	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts
10.5	(2)*	1997 Employee Stock Purchase Plan
10.6	(2)	Amended and Restated Declaration of Trust among the Company and the Trustees named therein, dated January 31, 1997
10.7	(2)	Purchase Agreement among the Company, Investors Capital Trust I and Keefe, Bruyette & Woods, Inc., dated January 30, 1997 (Included in Exhibit 10.6)
10.8	(2)	Indenture between the Company and The Bank of New York, dated January 31, 1997
10.9	(2)	Registration Rights Agreement, among the Company, Investors Capital Trust I and Keefe, Bruyette & Woods, Inc., dated January 31, 1997
10.10	(2)	Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997

10.11	(2)	Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New York as Capital Securities Guarantee Trustee, dated January 31, 1997
10.12	(5)	Agreement and Plan of Merger dated as of May 12, 1998 by and among the Company, AMT Capital Services, Inc., Alan M. Trager, Carla E. Dearing and the other parties named therein
10.13	(7)	Purchase and Sale Agreement dated as of July 17, 1998 by and between Investors Bank & Trust Company and BankBoston, N.A.
10.14	(8)	Stock Purchase Agreement, dated as of March 19, 1999, by and between the Company and Oakmont Corporation
10.15	(11)	Asset Purchase Agreement between the Company and The Chase Manhattan Bank dated as of November 28, 2000
10.16	(12)	First Amendment, effective January 1, 2000 to Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.17	(12)*	Amended and Restated Employment Agreement between the Company and Kevin Sheehan
10.18	(12)*	Change of Control Employment Agreement between the Company and Kevin Sheehan
10.19	(12)*	Amended and Restated Employment Agreement between the Company and Michael Rogers
10.20	(12)*	Change of Control Employment Agreement between the Company and Michael Rogers
10.21	(12)*	Amended and Restated Employment Agreement between the Company and Edmund Maroney
10.22	(12)*	Change of Control Employment Agreement between the Company and Edmund Maroney
10.23	(12)*	Amended and Restated Employment Agreement between the Company and Robert Mancuso
10.24	(12)*	Change of Control Employment Agreement between the Company and Robert Mancuso
10.25	(12)*	Amended and Restated Employment Agreement between the Company and Karen Keenan
10.26	(12)*	Change of Control Employment Agreement between the Company and Karen Keenan
10.27	(12)*	Amended and Restated Employment Agreement between the Company and John Henry
10.28	(12)*	Change of Control Employment Agreement between the Company and John Henry
10.29	*	Change of Control Employment Agreement between the Company and John N. Spinney, Jr.
21.1		Subsidiaries of the Company
23.1		Consent of Deloitte & Touche LLP
24.1		Power of Attorney (See Page 46 of this Report)

(1)
Previously filed as an exhibit to Form 10-K for the fiscal year ended October 31, 1995.

(2)
Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996 (File No. 000-26996).

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

(12)
Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2000.

(13)
Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-72786).

*
Indicates a management contract or a compensatory plan, contract or arrangement.

(b)
Reports on Form 8-K.

        The Company filed a current report on Form 8-K on October 11, 2001 providing, pursuant to Item 9 thereof, financial information pursuant to Regulation FD.

  (c)
  Exhibits.

        The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C.

  (d)
  Financial Statement Schedules

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 15th day of February, 2002.

INVESTORS FINANCIAL SERVICES CORP.
By:	/s/ KEVIN J. SHEEHAN Kevin J. Sheehan Chief Executive Officer and Chairman of the Board

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated and on the 15th day of February, 2002.

Signature	Title(s)

/s/ KEVIN J. SHEEHAN Kevin J. Sheehan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer); Director
/s/ MICHAEL F. ROGERS Michael F. Rogers	President
/s/ JOHN N. SPINNEY, JR. John N. Spinney, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ ROBERT B. FRASER Robert B. Fraser	Director
/s/ DONALD G. FRIEDL Donald G. Friedl	Director

/s/ JAMES M. OATES James M. Oates	Director
/s/ PHYLLIS S. SWERSKY Phyllis S. Swersky	Director
/s/ THOMAS P. MCDERMOTT Thomas P. McDermott	Director
/s/ FRANK B. CONDON, JR. Frank B. Condon, Jr.	Director

INVESTORS FINANCIAL SERVICES CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT TO STOCKHOLDERS

February 8, 2002

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

Internal Control

        Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A ("Call Report Instructions"). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

        Management assessed the institution's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and Call Report Instructions as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Call Report Instructions as of December 31, 2001.

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

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2001.

Kevin J. Sheehan
 Chief Executive Officer

John N. Spinney, Jr.
 Chief Financial Officer

INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
Investors Bank & Trust Company
200 Clarendon Street
Boston, Massachusetts 02116

        We have examined management's assertion, included in the accompanying Report of Management to Stockholders, that Investors Bank & Trust Company (the "Bank") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A (the "Call Report Instructions") as of December 31, 2001 based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO" report). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

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

        In our opinion, management's assertion that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and the Call Report Instructions as of December 31, 2001, is fairly stated, in all material respects, based on the criteria established in the COSO report.

DELOITTE & TOUCHE LLP
Boston, Massachusetts

February 8, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Investors Financial Services Corp.:

        We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp. and subsidiaries (collectively "the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

DELOITTE & TOUCHE LLP
Boston, Massachusetts

February 8, 2002

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

(Dollars in thousands, except per share data)

	December 31, 2001	December 31, 2000
ASSETS
Cash and due from banks	$15,605	$30,489
Federal funds sold	—	450,000
Securities held to maturity (fair value of $3,157,209 and $2,287,602 at December 31, 2001 and 2000, respectively)	3,135,784	2,299,294
Securities available for sale	1,621,661	772,333
Non-marketable equity securities	50,000	15,000
Loans, less allowance for loan losses of $100 at December 31, 2001 and 2000	232,113	129,269
Accrued interest and fees receivable	59,751	48,003
Equipment and leasehold improvements, net	42,618	15,086
Goodwill, net	79,969	34,094
Other assets	61,144	17,547

TOTAL ASSETS	$5,298,645	$3,811,115

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Demand	$507,067	$362,946
Savings	1,681,810	1,903,938
Time	90,000	65,000

Total deposits	2,278,877	2,331,884
Securities sold under repurchase agreements	1,663,312	1,251,725
Short-term and other borrowings	910,281	246
Other liabilities	79,123	24,206

Total liabilities	4,931,593	3,608,061

Commitments and contingencies (See Note 16)
Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	24,274	24,246

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: 0 in 2001 and in 2000)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 in 2001 and 40,000,000 in 2000; issued and outstanding: 31,971,404 in 2001 and 29,912,711 in 2000)	320	299
Surplus	222,440	95,007
Deferred compensation	(2,563)	(247)
Retained earnings	132,877	85,188
Accumulated other comprehensive loss, net	(10,296)	(1,439)
Treasury stock, par value $0.01 (10,814 shares in 2001 and 2000)	—	—

Total stockholders' equity	342,778	178,808

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,298,645	$3,811,115

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(Dollars in thousands, except per share data)

	December 31, 2001	December 31, 2000	December 31, 1999
OPERATING REVENUE:
Interest income:
Federal funds sold and securities purchased under resale agreements	$1,602	$4,691	$2,018
Investment securities held to maturity and available for sale	244,880	171,111	100,819
Loans	5,572	5,943	3,765

Total interest income	252,054	181,745	106,602

Interest expense:
Deposits	65,338	59,819	41,046
Short-term borrowings	77,435	63,108	29,783

Total interest expense	142,773	122,927	70,829

Net interest income	109,281	58,818	35,773

Non-interest income:
Asset servicing fees	240,135	159,538	132,478
Other operating income	3,128	2,503	1,283

Net operating revenue	352,544	220,859	169,534

OPERATING EXPENSES:
Compensation and benefits	164,186	104,387	83,302
Technology and telecommunications	36,804	22,181	15,744
Transaction processing services	24,944	9,792	9,234
Occupancy	17,965	11,003	8,032
Depreciation and amortization	8,404	4,743	3,911
Travel and sales promotion	5,349	3,713	2,551
Professional fees	4,065	2,290	3,573
Amortization of goodwill	3,559	1,576	1,756
Other operating expenses	12,676	9,355	7,712

Total operating expenses	277,952	169,040	135,815

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	74,592	51,819	33,719
Provision for income taxes	22,804	16,655	10,790
Minority interest expense, net of income taxes	1,588	1,588	1,661

NET INCOME	$50,200	$33,576	$21,268

BASIC EARNINGS PER SHARE	$1.59	$1.13	$0.74

DILUTED EARNINGS PER SHARE	$1.53	$1.08	$0.72

COMPREHENSIVE INCOME:
Net Income	$50,200	$33,576	$21,268
Other comprehensive (loss)/income, net of tax of ($4,769), $962 and ($960), respectively
Cumulative effect of a change in accounting principle	(3,934)	—	—
Net unrealized investment gain/(loss)	1,120	2,042	(1,706)
Net unrealized derivative instrument loss	(6,043)

Other comprehensive (loss)/income	(8,857)	2,042	(1,706)

COMPREHENSIVE INCOME	$41,343	$35,618	$19,562

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

(Dollars in thousands, except per share data)

	December 31, 2001	December 31, 2000	December 31, 1999
Common shares
Balance, beginning of year	29,912,711	14,610,154	6,722,050
Exercise of stock options	381,896	444,411	196,945
Additions to treasury stock	—	—	(6,814)
Common stock issuance	1,672,797	—	900,000
Restricted stock issuance	4,000	—	—
Stock dividend, two-for-one split	—	14,858,146	6,797,973

Balance, end of year	31,971,404	29,912,711	14,610,154

Treasury shares
Balance, beginning of year	10,814	10,814	4,000
Additions to treasury stock	—	—	6,814

Balance, end of year	10,814	10,814	10,814

Common stock
Balance, beginning of year	$299	$146	$67
Exercise of stock options	5	4	2
Common stock issuance	16	—	9
Stock dividend, two-for-one split	—	149	68

Balance, end of year	$320	$299	$146

Surplus
Balance, beginning of year	$95,007	$87,320	$57,705
Exercise of stock options	2,131	3,844	2,281
Tax benefit from stock options	4,158	3,843	1,343
Common stock issuance	119,014	—	25,991
Stock option issuance	2,130	—	—

Balance, end of year	$222,440	$95,007	$87,320

Deferred compensation
Balance, beginning of year	$(247)	$(689)	$(1,198)
Restricted stock issuance	(335)	—	—
Exercise of stock options	(13)	—	—
Stock option issuance	(2,130)	—	—
Amortization of deferred compensation	162	442	509

Balance, end of year	$(2,563)	$(247)	$(689)

Retained earnings
Balance, beginning of year	$85,188	$53,542	$33,484
Net income	50,200	33,576	21,268
Stock dividend, two-for-one split	—	(149)	(68)
Cash dividend, $0.08, $0.06 and $0.04 per share in the years ended December 31, 2001, 2000 and 1999, respectively	(2,511)	(1,781)	(1,142)

Balance, end of year	$132,877	$85,188	$53,542

Accumulated other comprehensive income/(loss), net
Balance, beginning of year	$(1,439)	$(3,481)	$(1,775)
Cumulative effect of change in accounting principle	(3,934)	—	—
Net unrealized investment gain/(loss)	1,120	2,042	(1,706)
Net unrealized derivative instrument loss	(6,043)	—	—

Balance, end of year	$(10,296)	$(1,439)	$(3,481)

Treasury stock
Balance, beginning of year	$—	$—	$—

Balance, end of year	$—	$—	$—

Total Stockholders' Equity	$342,778	$178,808	$136,838

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(Dollars in thousands)

	December 31, 2001	December 31, 2000	December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,200	$33,576	$21,268

Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Depreciation and amortization	11,963	6,319	5,667
Amortization of deferred compensation	162	442	509
Amortization of premiums on securities, net of accretion of discounts	255	3,090	5,636
Deferred income taxes	(245)	(224)	489
Changes in assets and liabilities:
Accrued interest and fees receivable	(11,748)	(7,671)	(9,337)
Other assets	(25,329)	755	3,734
Other liabilities	30,248	5,286	5,916

Total adjustments	5,306	7,997	12,614

Net cash provided by operating activities	55,506	41,573	33,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from paydowns/maturities of securities available for sale	420,138	88,008	81,038
Proceeds from paydowns/maturities of securities held to maturity	1,193,524	246,908	321,230
Purchases of securities available for sale	(865,218)	(482,973)	(116,707)
Purchases of securities held to maturity	(2,432,570)	(784,691)	(1,144,943)
Purchase of non-marketable equity securities	(35,000)	—	(7,374)
Net decrease (increase) in federal funds sold and repurchase agreements	450,000	(300,000)	(150,000)
Net increase in loans	(102,844)	(19,977)	(55,000)
Purchase of business	(49,434)	—	—
Purchases of equipment and leasehold improvements	(35,908)	(9,464)	(3,387)

Net cash used for investing activities	(1,457,312)	(1,262,189)	(1,075,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	144,121	122,643	67,096
Net (decrease) increase in time and savings deposits	(197,128)	656,834	580,007
Net increase in short-term and other borrowings	1,321,622	431,937	385,866
Proceeds from exercise of stock options	2,123	3,848	2,283
Proceeds from issuance of common stock	119,030	—	26,000
Cost of issuance of restricted stock	(335)
Dividends paid to shareholders	(2,511)	(1,781)	(1,142)

Net cash provided by financing activities	1,386,922	1,213,481	1,060,110

(DECREASE)/INCREASE IN CASH AND DUE FROM BANKS	(14,884)	(7,135)	18,849
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	30,489	37,624	18,775

CASH AND DUE FROM BANKS, END OF YEAR	$15,605	$30,489	$37,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$146,320	$118,568	$69,613

Cash paid for income taxes	$17,829	$18,154	$10,265

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. DESCRIPTION OF BUSINESS

        Investors Financial Services Corp. ("IFSC") provides asset servicing for the financial services industry through its wholly-owned subsidiaries, Investors Bank & Trust Company (the "Bank") and Investors Capital Services, Inc. As used herein, the defined term "the Company" shall mean IFSC together with the Bank and its domestic and foreign subsidiaries. The Company provides global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, and lines of credit to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

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

        On February 1, 2001, the Company completed the issuance and sale of 1,624,145 shares of Common Stock at $71.62 per share in a public offering. A portion of the proceeds was used to fund the acquisition of the advisor custody unit of The Chase Manhattan Bank. The remaining proceeds were used for the assumption of the U.S. asset administration unit of Barclays Global Investors, N.A. and working capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Custody and Trust Assets—Asset servicing fees, including securities lending and foreign exchange services and computer services fees, are recorded on the accrual basis.

        Accounting Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Securities—The Company classifies all equity securities that have readily determinable fair values and all investments in debt securities into one of three categories, as follows:

  •
  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

  •
  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

  •
  All other debt and equity securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

  •
  The specific identification method is used to determine gains and losses on sales of securities.

        Fair Value of Financial Instruments—Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the estimated fair value of financial instruments, whether or not recognized in the Company's consolidated balance sheets, estimated using available market information or other appropriate valuation methodologies.

        The carrying amounts of cash and due from banks are a reasonable estimate of their fair value. The fair value of securities owned is estimated based on quoted market prices. Both loans (including commitments to lend) and deposits (including time deposits) bear interest at variable rates and are subject to periodic repricing. As such, the carrying amount of loans and deposits is a reasonable estimate of fair value. The fair value of the Company's interest rate swap contracts is estimated based on quoted market prices. The Company does not have any other significant financial instruments.

        Loans—Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 60 days delinquent or if management believes that collection is highly uncertain. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals. Other loan fees and charges, representing service costs for the prepayment of loans, for the delinquent payments or for miscellaneous loan services, are recorded as income when collected.

        Equipment, Leasehold Improvements and Capitalized Software Costs—Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets which range from three to seven years, and for leasehold improvements over the lesser of the useful life or the life of the lease. Capitalized software costs are accounted for under the method prescribed by AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," ("SOP 98-1") and are included within the furniture, fixtures and equipment component. Capitalized software costs are amortized over the estimated useful life, not to exceed 5 years. The Company's policy is to capitalize costs relating to system development projects that provide significant functionality enhancements.

        Long-Lived Assets—In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the further economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the years ended December 31, 2001 and 2000, the Company's analyses indicated there was not an impairment of its long-lived assets.

        Income Taxes—Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in deferred tax assets and liabilities during the year in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are established for temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

        Translation of Foreign Currencies—The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses realized from the settlement of foreign currency transactions, which were not significant in the years ended December 31, 2001, 2000, and 1999, are included in other operating expenses in the consolidated statements of income.

        Derivative Financial Instruments—The Company does not purchase derivative financial instruments for trading purposes. Interest rate swap agreements are matched with specific financial instruments reported on the consolidated balance sheet. In 2000, periodic cash payments were accrued on a settlement basis. The Company's policy had required settlement accounting principles for interest rate swaps in which net interest rate differentials to be paid or received were recorded as adjustments to interest expense.

        On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which established accounting and reporting standards for derivative instruments. The Company also adopted SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"). Ineffective portions of changes, as determined in accordance with SFAS No. 133, in the fair value of the cash flow hedges are recognized in earnings. For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001, resulted in no cumulative effect-type adjustment to net income. However, the Company recorded a reduction to OCI of $3.9 million, net of tax, and a corresponding liability for the fair value of the interest rate swaps. The reduction to OCI and the recognition of the liability are primarily attributable to net unrealized losses on previously designated cash flow hedges. In conjunction with the adoption, the Company elected to reclassify approximately $402 million of securities from held to maturity to available for sale, which further reduced OCI, net of tax, by approximately $1.4 million.

        The Company uses derivative instruments to manage exposures to interest rate risks. The Company routinely enters into interest rate swap agreements in which the Company pays a fixed interest rate and receives a floating interest rate. These transactions are designed to hedge a portion of the Company's liabilities in connection with securities sold under repurchase agreements. By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement. Most of these derivatives have been designated as cash flow hedges. An insignificant portion of the derivatives used to manage exposures to interest rate risks were not considered highly effective and, therefore, did not qualify for hedge accounting.

        Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the twelve months ended December 31, 2001. No cash flow hedges were dedesignated or discontinued for the twelve months ended December 31, 2001.

        The Company enters into foreign exchange contracts with clients and strives to enter into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment of asset servicing fees. Unrealized gains (losses) resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. The foreign exchange contracts have been reduced by balances with the same counterparty where a master netting agreement exists.

        Stock-Based Compensation—The Company accounts for stock-based compensation using the intrinsic value-based method of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation."

        Earnings Per Share—SFAS No. 128, "Earnings per Share," requires that entities with publicly held common stock or potential common stock compute, present, and disclose earnings per share based upon the Basic and/or Diluted earnings per share ("EPS'). Basic EPS were computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS were computed by increasing the weighted average number of common shares outstanding used in Basic EPS by the number of additional common shares that would have been outstanding if the dilutive common stock had been issued.

        New Accounting Principles—In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations," and SFAS Statement No. 38, "Accounting for Preacquisiton Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method—the purchase method. This statement requires that intangible assets that can be identified and named be recognized as assets apart from goodwill under certain criteria. This statement also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, additional disclosures about those assets are required. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company does not anticipate a significant impact on the consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Beginning January 1, 2002, the Company ceased amortization of goodwill.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS Statement No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of SFAS No. 144 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently in the process of evaluating the effect of SFAS No. 144 on the consolidated financial statements.

        Reclassifications—Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

3. ACQUISITIONS

        On October 1, 1998, the Bank acquired the domestic institutional trust and custody business ("the Business") of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank also entered into an outsourcing agreement with BankBoston under which the Bank would provide custodial and certain other services for BankBoston's private banking and institutional asset management businesses. In 2000, the outsourcing agreement and a custody agreement with BankBoston-sponsored 1784 Funds were terminated. As a result of the early termination of the outsourcing agreement and the 1784 Funds custody agreement, the Bank received a total of $11.4 million in termination fees. The Bank has not experienced a material impact on net income due to the termination of either agreement. The Bank was informed by BankBoston that its decision to terminate both of the agreements was not related in any way to the quality of service, but was made as part of the integration process undertaken in connection with the merger of BankBoston with Fleet.

        On March 10, 2000, the Bank acquired the right to provide institutional custody and related services for accounts managed by the Trust Company of the West, formerly serviced by Sanwa Bank California. The accounts subject to the agreement totaled approximately $4.6 billion in assets. The transaction was accounted for as a purchase.

        On February 1, 2001, the Company purchased the advisor custody unit of The Chase Manhattan Bank. This unit provided institutional custody services to individual accounts holding approximately $27 billion in assets as of February 1, 2001. These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors. Pursuant to the terms of the asset purchase agreement, the Company paid to Chase as of closing approximately $31.5 million of the total purchase price, plus another $39.8 million in exchange for the book value of loans to clients. In 2002, the Company is obligated to pay another $10.5 million contingent upon client retention. The transaction was accounted for as a purchase.

        On May 1, 2001, the Company assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. ("BGI"), a large international institutional investment manager. The unit, located in Sacramento, California, provides custody accounting and other operations functions for BGI's clients. The transaction was accounted for as a purchase.

        The pro forma effect and the financial results of BGI, respectively, included in the results of operations subsequent to the date of the acquisition were not material to the Company's financial condition and operating results for the periods presented.

        Goodwill related to the acquisitions is summarized as follows (Dollars in thousands):

	December 31, 2001	December 31, 2000
Goodwill, beginning of period	$34,094	$39,776
Plus purchase of businesses	49,434	—
Plus contingent payment	—	255
Less termination fees	—	(4,361)
Less amortization expense	(3,559)	(1,576)

Goodwill, end of period	$79,969	$34,094

4. SECURITIES

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2001 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,585,287	$25,885	$(4,338)	$2,606,834
Federal agency securities	456,108	952	(2,101)	454,959
State and political subdivisions	91,888	2,357	(1,340)	92,905
Foreign government securities	2,501	10	—	2,511

Total	$3,135,784	$29,204	$(7,779)	$3,157,209

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$1,226,891	$7,574	$(5,624)	$1,228,841
State and political subdivisions	240,769	2,796	(2,098)	241,467
Federal agency securities	29,604	1,244	—	30,848
Corporate debt	124,886	—	(4,381)	120,505

Total	$1,622,150	$11,614	$(12,103)	$1,621,661

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2000 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$1,900,301	$6,021	$(15,655)	$1,890,667
Federal agency securities	311,809	687	(4,124)	308,372
State and political subdivisions	79,618	2,487	(1,146)	80,959
Foreign government securities	7,566	38	—	7,604

Total	$2,299,294	$9,233	$(20,925)	$2,287,602

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$550,120	$2,804	$(2,459)	$550,465
State and political subdivisions	120,746	1,540	(51)	122,235
Federal agency securities	54,541	—	(412)	54,129
Corporate debt	49,362	—	(3,858)	45,504

Total	$774,769	$4,344	$(6,780)	$772,333

        Non-marketable equity securities at December 31, 2001 and 2000 consisted of stock of the Federal Home Loan Bank of Boston ("FHLBB"). The Company is required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.

        The amortized cost amounts and fair values of securities by effective maturity are as follows (Dollars in thousands):

	December 31, 2001
Held to Maturity	Amortized Cost	Fair Value
Due within one year	$212,875	$214,051
Due from one to five years	1,993,057	2,010,617
Due five years up to ten years	744,486	745,929
Due after ten years	185,366	186,612

Total	$3,135,784	$3,157,209

	December 31, 2001
Available for Sale	Amortized Cost	Fair Value
Due within one year	$3,999	$4,051
Due from one to five years	1,282,409	1,286,383
Due five years up to ten years	164,677	165,626
Due after ten years	171,065	165,601

Total	$1,622,150	$1,621,661

        The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

        There were no sales of securities available for sale during the years ended December 31, 2001, 2000 and 1999.

        The carrying value of securities pledged amounted to approximately $3.0 billion and $2.0 billion at December 31, 2001 and 2000, respectively. Securities are pledged primarily to secure public funds and clearings with other depository institutions.

5. LOANS

        Loans consist of demand loans to custody clients of the Company, including individuals and not-for-profit institutions and loans to mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or non-performing loans at December 31, 2001 and 2000. In addition, there have been no loan charge-offs or recoveries during the years ended December 31, 2001, 2000 and 1999. Loans consisted of the following (Dollars in thousands):

	December 31, 2001	December 31, 2000
Loans to individuals	$181,330	$43,016
Loans to mutual funds	50,342	86,316
Loans to others	541	37

	232,213	129,369
Less allowance for loan losses	(100)	(100)

Total	$232,113	$129,269

        The Company had commitments to lend of approximately $390 million and $222 million at December 31, 2001 and 2000, respectively. The terms of these commitments are similar to the terms of outstanding loans.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        The major components of equipment and leasehold improvements are as follows (Dollars in thousands):

	December 31, 2001	December 31, 2000
Furniture, fixtures and equipment	$48,761	$22,817
Leasehold improvements	6,880	2,832

Total	55,641	25,649
Less accumulated depreciation and amortization	(13,023)	(10,563)

Equipment and leasehold improvements, net	$42,618	$15,086

        Included in furniture, fixtures and equipment were capitalized software costs of $15.3 million and $2.3 million as of December 31, 2001 and 2000, respectively.

7. DEPOSITS

        Time deposits at December 31, 2001 and 2000 included non-interest bearing amounts of approximately $90 million and $65 million, respectively.

        All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 2001 and 2000.

8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

        The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. Repurchase agreements were $1.7 billion and $1.3 billion at December 31, 2001 and 2000, respectively. The interest rate on the outstanding agreements at December 31, 2001 ranged from 0.79% to 4.56% with maturities ranging from January 2, 2002 to December 27, 2004. The interest rate on the outstanding agreements at December 31, 2000 ranged from 5.18% to 5.69% and all agreements matured by January 2, 2001.

        The following securities were pledged under the repurchase agreements (Dollars in thousands):

	December 31, 2001		December 31, 2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities	$1,684,609	$1,699,079	$1,159,381	$1,166,434
Federal agency securities	22,947	23,269	144,382	147,935
Corporate debt securities	15,012	15,000	—	—

Total	$1,722,568	$1,737,348	$1,303,763	$1,314,369

        The highest amounts outstanding at any month end during the years ended December 31, 2001 and 2000 were the amounts outstanding at November 30, 2001 and October 31, 2000, respectively. The balances at November 30, 2001 and October 31, 2000 were $1.9 billion and $1.3 billion, respectively. The average balance during the years ended December 31, 2001 and 2000 were approximately $1.5 billion and $998 million, respectively. There were no balances with clients for which the amount at risk exceeded 10% of stockholders' equity.

9. SHORT-TERM AND OTHER BORROWINGS

        The components of short-term and other borrowings are as follows (Dollars in thousands):

	December 31, 2001	December 31, 2000
FHLBB overnight advances	$380,000	$—
FHLBB long-term advances	300,000
Federal funds purchased	130,000	—
FHLBB short-term advances	100,000	—
Treasury tax and loan account	281	246

Total	$910,281	$246

        The Company has a borrowing arrangement with the FHLBB, which is utilized on an overnight and on a term basis to satisfy temporary funding requirements. The Company has utilized both short-term and long-term features of the term advances. As of December 31, 2001, there were $300 million of long-term term advances outstanding with interest rates ranging from 3.59% to 5.17% and maturities ranging from June 2003 to February 2005. There was a $100 million short-term term advance outstanding at December 31, 2001 with an interest rate of 1.82%, maturing in January 2002. There were no outstanding term advances under this arrangement at December 31, 2000. There were $380 million of outstanding overnight advances at December 31, 2001. There were no outstanding overnight advances under this agreement at December 31, 2000.

        The rate on the outstanding balance of federal funds purchased from other banks at December 31, 2001 was 1.61%. There were no outstanding balances of federal funds purchased from other banks at December 31, 2000.

        The Company receives federal tax deposits from clients as an agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account. The Federal Reserve Bank charges the Company interest at the Federal Funds rate on such deposits. The interest rate on the outstanding balance was 1.51% and 6.29% at December 31, 2001 and 2000, respectively.

10. INCOME TAXES

        The components of income tax expense are as follows (Dollars in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999
Current:
Federal	$22,646	$15,656	$9,160
State	285	300	393
Foreign	118	68	(33)

	23,049	16,024	9,520

Deferred:
Federal	(245)	(224)	450
State	—	—	39

	(245)	(224)	489

Total income taxes	$22,804	$15,800	$10,009

        Differences between the effective income tax rate and the federal statutory rates are as follows:

	December 31, 2001	December 31, 2000	December 31, 1999
Federal statutory rate	35.00%	35.00%	35.00%
State income tax rate, net of federal benefit	0.25	0.40	0.90
Foreign income taxes with different rates	—	—	(0.11)
Tax-exempt income, net of disallowance	(4.73)	(3.72)	(4.47)
Other	0.05	0.32	.68

Effective tax rate	30.57%	32.00%	32.00%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following (Dollars in thousands):

	December 31, 2001	December 31, 2000
Deferred tax assets:
Employee benefit plans	$2,171	$828
Securities available for sale	171	779
Unrealized hedging loss	5,373	—
Other	279	210

	7,994	1,817

Deferred tax liabilities:
Depreciation and amortization	(1,601)	(1,153)
Undistributed income of foreign subsidiaries	(718)	—

	(2,319)	(1,153)

Net deferred tax asset	$5,675	$664

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

12. STOCKHOLDERS' EQUITY

        As of December 31, 2001, the Company has authorized 1,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, all with a par value of $0.01 per share.

        At the Annual Meeting of Stockholders of the Company held on April 18, 2000, stockholders approved an increase in the number of authorized shares of Common Stock from 20,000,000 to 40,000,000. On May 2, 2000, the Company filed an amendment to its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 40,000,000. At the Annual Meeting of Stockholders of the Company held on April 17, 2001, stockholders approved an increase in the number of authorized shares of Common Stock from 40,000,000 to 100,000,000. On April 25, 2001, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 100,000,000. These shares are available for general corporate purposes as determined by the Company's Board of Directors.

        On February 16, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on March 1, 1999. The dividend was paid on March 17, 1999. A total of 13,595,946 shares of common stock were issued in connection with the stock split. The par value of these additional shares was capitalized by a transfer from retained earnings to common stock. The stock splits did not cause any change in the $0.01 par value per share of the common stock or in total stockholders' equity. On May 15, 2000, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on May 31, 2000. The dividend was paid on June 15, 2000. A total of 14,858,146 shares of common stock were issued in connection with the split.

        The Company has three stock option plans: the Amended and Restated 1995 Stock Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and the 1997 Employee Stock Purchase Plan.

        At the Annual Meeting of Stockholders of the Company held on April 17, 2001, stockholders approved the amendment and restatement of the Company's Amended and Restated 1995 Stock Plan to increase the number of shares available for grant pursuant to the plan from 4,640,000 to 6,140,000. Under the Plan, the Company may grant options to purchase up to a maximum of 6,140,000 shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock. No options were granted to consultants during the twelve months ended December 31, 2001. Of the 6,140,000 shares of Common Stock authorized for issuance under the Plan at December 31, 2001, 836,167 were available for grant as of that date.

        The terms of the Amended and Restated 1995 Non-Employee Director Stock Option Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Pursuant to the terms of the Plan, options to purchase 10,000 shares of Common Stock were awarded on November 8, 1995 to each director. Any director elected or appointed after such date will receive an automatic initial grant of options to purchase 2,500 shares upon becoming a director. Thereafter, each director will receive an automatic grant of options to purchase 2,500 shares effective upon each one-year anniversary of the date of such director's original grant. Additionally, non-employee directors may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any election is subject to certain restrictions under the Amended and Restated 1995 Non-Employee Director Stock Option Plan. The number of shares of stock underlying the option is equal to the quotient obtained by dividing the cash retainer by the value of an option on the date of grant as determined using market value. Of the 400,000 shares of Common Stock authorized for issuance under the plan, 84,934 were available for grant at December 31, 2001.

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

        On May 1, 2001, the Company granted 29,000 nonqualified stock options to former employees of the U.S. asset administration unit of BGI in connection with the assumption of the operations of the unit. The exercise price of the options is 10% of the fair market value of the Common Stock at the close of market on the date of grant. The grants are exercisable immediately, but any shares acquired on exercise are subject to the Company's right to repurchase the shares at the exercise price if the employees' employment with the Company terminates. The Company's right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

        On October 16, 2001, the Company granted 5,000 nonqualified stock options to an officer of the Company under the 1995 stock plan. The grants are exercisable immediately, but any shares acquired on exercise are subject to the Company's right to repurchase the shares at the exercise price if the officer's employment with the Company terminates. The Company's right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

        The Company has recorded deferred compensation of $2.6 million and $0.3 million at December 31, 2001 and 2000, respectively, related to the grants described in the above three paragraphs.

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

        A summary of option activity under both the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:

	December 31, 2001		December 31, 2000		December 31, 1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of year	2,896,662	$27	2,960,334	$13	2,811,244	$9
Granted	1,024,330	63	827,271	57	876,610	20
Exercised	(415,612)	11	(831,493)	8	(668,118)	6
Canceled	(44,575)	44	(59,450)	16	(59,402)	10

Outstanding at end of Year	3,460,805	$39	2,896,662	$27	2,960,334	$13

Outstanding and Exercisable at year-end	1,757,047		1,394,800		1,341,948

        The following table summarized information about stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at December 31, 2001		Weighted- Average Exercise Price	Number Exercisable at December 31, 2001	Weighted- Average Exercise Price
$0–10	36,050	9.2 years	$7	34,300	$7
10–20	1,062,864	6.0	13	855,921	12
20–50	782,250	7.3	22	540,841	22
50–90	1,579,641	9.4	66	325,985	67

	3,460,805	7.9	$39	1,757,047	$26

        A summary of the 1997 Employee Stock Purchase Plan is as follows:

	December 31,
	2001	2000	1999
	Shares	Shares	Shares
Total shares available under the Plan beginning of year	299,034	357,354	433,604
Issued at June 30	(20,988)	(34,466)	(42,494)
Issued at December 31	(27,664)	(23,854)	(33,756)

Total shares available under the Plan end of year	250,382	299,034	357,354

        During the year ended December 31, 2001, the exercise price of the stock was $60.50 and $59.75, or 90% of the average market value of the Common Stock on the first business day of the payment periods ending June 30, 2001 and December 31, 2001, respectively.

        During the year ended December 31, 2000, the exercise price of the stock was $21.00 and $36.25, or 90% of the average market value of the Common Stock on the first business day of the payment periods ending June 30, 2000 and December 31, 2000, respectively.

        During the year ended December 31, 1999, the exercise price of the stock was $13.75 and $17.50, or 90% of the average market value of the Common Stock on the first business day of the payment periods ending June 30, 1999 and December 31, 1999, respectively.

        Employee Stock-Based Compensation—With respect to employee stock-based compensation, the Company has applied APB No. 25 and related interpretations in accounting for its plans. Accordingly, any intrinsic value at the date of grant is recognized as compensation expense over the applicable vesting period. The compensation cost charged against income was $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has adopted the disclosure-only requirements of SFAS No. 123. However, if compensation cost had been determined for awards granted under the stock option plans based on fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's Net Income and Earnings Per Share would have decreased to the pro forma amounts indicated below (Dollars in thousands):

		December 31, 2001	December 31, 2000	December 31, 1999
Net income	As reported	$50,200	$33,576	$21,268
	Pro forma	31,670	25,972	17,264
Basic earnings per share	As reported	$1.59	$1.13	$0.74
	Pro forma	1.00	0.87	0.61
Diluted earnings per share	As reported	$1.53	$1.08	$0.72
	Pro forma	0.96	0.84	0.58

        The fair value of each option grant under the employee stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2001, 2000, and 1999, respectively: an assumed risk-free interest rate of 5.16%, 4.92%, and 6.44%, an expected life of ten, ten and five years, an expected volatility of 57%, 67%, and 44%, a dividend yield of 0.12%, 0.08%, and 0.17%.

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

        Earnings Per Share—Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

	Income	Shares	Per-Share Amount
December 31, 2001
Basic EPS
Income available to common stockholders	$50,200	31,651,797	$1.59
Dilutive effect of common equivalent shares of stock options		1,216,562	(0.06)

Diluted EPS
Income available to common stockholders	$50,200	32,868,359	$1.53

December 31, 2000
Basic EPS
Income available to common stockholders	$33,576	29,707,746	$1.13
Dilutive effect of common equivalent shares of stock options		1,323,481	(0.05)

Diluted EPS
Income available to common stockholders	$33,576	31,031,227	$1.08

December 31, 1999
Basic EPS
Income available to common stockholders	$21,268	28,618,580	$0.74
Dilutive effect of common equivalent shares of stock options		1,090,910	(0.02)

Diluted EPS
Income available to common stockholders	$21,268	29,709,490	$0.72

13. EMPLOYEE BENEFIT PLANS

        Pension Plan—The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997. The benefits are based on years of service and the employee's compensation during employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. The plan document was amended in December 2001 to freeze benefit accruals for certain highly compensated participants as of December 31, 2002, as well as change the maximum allowable compensation projected for future years. Such highly compensated participants will receive their full benefit accrual under the Company's non-qualified retirement plan, as described below.

        The Company also has a non-qualified, unfunded, supplemental retirement plan which was established in 1994 and covers certain employees and pays benefits that supplements any benefits paid under the qualified plan. Benefits under the supplemental plan are generally based on compensation not includable in the calculation of benefits to be paid under the qualified plan. The plan document was amended in April 2000 to eliminate the compensation cap and include bonuses and commissions of the certain employees.

        These plan changes created an unrecognized prior service cost in the non-qualified plan of $0.4 million that will be amortized over the average remaining working lifetime of the participants. The projected benefit obligation was $5.6 million, $3.8 million and $0.3 million as of December 31, 2001,

2000 and 1999, respectively. The total cost of this plan to the Company was approximately $0.9 million, $0.8 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        The following table sets forth the funded status and accrued pension cost for the Company's qualified defined benefit pension plan (Dollars in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999
Change in benefit obligation:
Projected benefit obligation at beginning of year	$9,711	$8,563	$8,927
Service cost	695	672	775
Interest cost	755	660	604
Actuarial loss (gain)	396	287	(1,505)
Benefits paid	(376)	(471)	(238)
2001 Plan amendment	(420)	—	—

Projected benefit obligation at the end of the year	$10,761	$9,711	$8,563

Change in assets:
Assets at the beginning of the year	$11,603	$12,207	$10,348
Employer contributions	484	—	660
Actual return	(550)	(133)	1,437
Benefits paid	(376)	(471)	(238)

Assets at the end of the year	$11,161	$11,603	$12,207

Funded status:
Projected benefit obligation	$(10,761)	$(9,711)	$(8,563)
Fair value of plan assets	11,161	11,603	12,207

Funded status	400	1,892	3,644

Unrecognized net transition asset	(184)	(223)	(262)
Unrecognized prior service cost	(325)	123	152
Unrecognized net gain	(482)	(2,494)	(4,191)

Accrued pension cost	$(591)	$(702)	$(657)

        Net pension cost for the Company's qualified defined benefit pension plan included the following components (Dollars in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999
Service cost—benefits earned during the period	$695	$672	$775
Interest cost on projected benefit obligations	755	660	604
Return on plan assets	550	133	(1,437)
Net amortization and deferral	(1,627)	(1,421)	448

Net periodic pension cost	$373	$44	$390

        The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:

	December 31, 2001	December 31, 2000
Weighted average discount rate	7.50%	7.50%
Rate of increase in future compensation levels	5.00	5.00
Long-term rate of return on plan assets	8.50	8.50

        Employee Savings Plan—The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $2.1 million, $1.3 million, and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

14. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

        Credit-related financial instruments—At December 31, 2001, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling approximately $390 million, against which approximately $61 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

        On behalf of its clients, the Company lends securities to creditworthy brokers and other institutions. In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. The Company requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. The Company held, as collateral, cash and U.S. government securities totaling approximately $2.1 billion and $1.0 billion for indemnified securities on loan at December 31, 2001 and 2000, respectively.

15. DERIVATIVE FINANCIAL INSTRUMENTS

        Interest-Rate Contracts—The contractual or notional amounts of derivative financial instruments, swap agreements, held by the Company at December 31, 2001 and 2000 were approximately $780 million and $560 million, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company experienced no terminations by counterparties of interest rate swaps designated as hedges. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During 2001, the Company entered into agreements to assume fixed-rate interest payments in exchange for paying variable market-indexed interest payments. The original terms range from within 12 to 36 months. The weighted-average fixed-payment rates were 5.44% at December 31, 2001. Variable-interest payments received are indexed to one month London Interbank Offered Rate ("LIBOR") and the overnight Federal Funds rate. At December 31, 2001, the weighted-average rate of variable market-indexed interest payment obligations to the Company was 1.74%. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair values were approximately $(18.8) million and $(5.3) million at December 31, 2001 and 2000, respectively.

        Net interest income included net losses of $2.0 million, net of tax, for the twelve months ended December 31, 2001 on interest rate swaps relating to SFAS No. 133. The net loss consisted of a $0.2 million gain, net of tax, for the twelve-month period on changes in the fair value of derivative instruments not designated as hedging instruments. There were also $2.2 million of derivative losses, net of tax, for the twelve-month period that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133. The Company estimates that $1.7 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

        Foreign Exchange Contracts—Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of swap agreements and forward and spot contracts. Unrealized gains (losses) resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. The foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists. The Company's risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value of the Company's foreign exchange contracts as of December 31, 2001 and 2000 was $776.7 million and $503.2 million, respectively. As of December 31, 2001 and 2000, the European Unit was the most significant currency exchanged, representing approximately 60% and 50% of the notional value exchanged as of December 31, 2001 and 2000, respectively. The estimated replacement cost of foreign exchange contracts was $8.3 million and $10.7 million at December 31, 2001 and 2000, respectively.

        As of December 31, 2001, the Company had foreign exchange contracts with maturities ranging from January 2002 to June 2002.

16. COMMITMENTS AND CONTINGENCIES

        Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The reserve balance requirement with the Federal Reserve Bank as of December 31, 2001 was approximately $26.3 million. In addition, other cash balances in the amount of approximately $12.2 million were pledged to secure clearings with a depository institution, Depository Trust Company, as of December 31, 2001.

        Lease Commitments—Minimum future commitments on non-cancelable operating leases at December 31, 2001 were as follows (Dollars in thousands):

Fiscal Year Ending	Bank Premises	Equipment	Total
2002	$17,224	$4,614	$21,838
2003	17,005	2,833	19,838
2004	16,728	1,105	17,833
2005	16,801	19	16,820
2006 and beyond	52,143	—	52,143

Total	$119,901	$8,571	$128,472

        Total rent expense was approximately $22.9 million, $15.0 million and $11.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        On September 20, 1995, the Company entered into a five-year service agreement with Electronic Data Systems ("EDS") expiring on December 31, 2000. The agreement has since been extended five years to December 31, 2005. Under the terms of the agreement, the Company agreed to pay certain monthly service fees based on usage. Service expense under this contract was $5.0 million, $4.2 million and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Contingencies—The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies. The core services include global custody and multicurrency accounting. The value-added services include mutual fund administration, securities lending, foreign exchange and cash management. Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at December 31, 2001 that are material to the consolidated financial position or results of operations of the Company.

        On January 16, 2001, Mopex, Inc. filed an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302 (the "Complaint"), in the United States District Court for the Northern District of Illinois. In the action, Mopex alleges that the Company and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringe U.S. Patent No. 6,088,685, entitled, "Open End Mutual Fund Securitization Process," assigned to Mopex. In particular, Mopex alleges that the '685 patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds. The Complaint seeks injunctive relief, damages, and enhanced remedies (including attorneys' fees and treble damages). In a letter dated January 18, 2001, Mopex stated that it desired to license the patent in suit "at a favorable royalty rate prior to substantial involvement with the Court." On April 3, 2001, the Company filed an answer and counterclaim, denying any liability on Mopex's claim and seeking a declaratory judgment that the '685 patent is invalid and not infringed by the Company's activities. On April 26, 2001, Mopex filed a reply to the Company's counterclaim, denying that the patent in suit is invalid and not infringed. The Company, which is indemnified by the iShares Trust for certain defense costs and damages resulting from Mopex's claim, believes the claim is without merit.

        While the Company does not offer or sell the securities discussed in the complaint, it provides certain custody, accounting or other administrative services for the Barclays iShares family of exchange traded funds. Barclays is one of the defendants named in the complaint. The Company cannot be sure that it will prevail in the defense of this claim. Patent litigation can be costly and could divert the attention of management. If the Company was found to infringe the patent, it would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent. The Company cannot be sure that it will be able to obtain a license on a timely basis or on reasonable terms, if at all. As a result, any determination of infringement could have a material adverse effect upon its business, financial condition and results of operations.

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

        In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Company continues to investigate this matter. The Company has notified its insurers and intends to defend itself vigorously. Based on its investigation through December 31, 2001, the Company's management does not expect this matter to have a material adverse effect on its results of operations and financial condition.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value and estimated fair value of financial instruments are as follows (Dollars in thousands):

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
On-balance sheet amounts:
Cash and due from banks	$15,605	$15,605	$30,489	$30,489
Federal funds sold	—	—	450,000	450,000
Securities held to maturity	3,135,784	3,157,209	2,299,294	2,287,602
Securities available for sale	1,621,661	1,621,661	772,333	772,333
Loans	232,113	232,113	129,269	129,269
Deposits	2,278,877	2,278,877	2,331,884	2,331,884

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since those dates and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

        The Company uses the following methods and assumptions to determine the fair value of selected financial instruments:

        Short-term financial assets and liabilities—For financial instruments with a short or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, Federal funds sold, other short-term investments, accrued income receivable, deposits, Federal funds borrowed, short-term and other borrowings and accrued interest payable.

        Securities, available for sale and held to maturity—Fair values were based on prices obtained from an independent nationally recognized pricing service.

        Loans—Fair values were based on current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

        Short-term and other borrowings—Fair values of short-term and other borrowings were based on quoted market prices, when available, and prevailing market rates for borrowings of similar terms.

        Loan Commitments and letters of credit—Fair values of loan commitments were based on fees currently charged to enter into similar agreements with similar maturities.

        Interest rate swap agreements—Fair values were based on the estimated amount that the Company would receive or pay to terminate the swap agreements, taking into account the current interest rates and the creditworthiness of the swap counterparties.

        Foreign exchange contracts—Fair values were based on quoted market prices of comparable instruments and represent a net asset to the Company. Foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Bank and the Company (Dollars in thousands):

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital
(to Risk Weighted Assets—the Company)	$297,479	16.77%	$141,932	8.00%	N/A	N/A
(to Risk Weighted Assets—the Bank)	$293,706	16.56%	$141,898	8.00%	$177,373	10.00%
Tier I Capital
(to Risk Weighted Assets—the Company)	$297,379	16.76%	$70,966	4.00%	N/A	N/A
(to Risk Weighted Assets—the Bank)	$293,606	16.55%	$70,949	4.00%	$106,424	6.00%
Tier I Capital
(to Average Assets—the Company)	$297,379	5.88%	$202,377	4.00%	N/A	N/A
(to Average Assets—the Bank)	$293,606	5.80%	$202,334	4.00%	$252,917	5.00%
As of December 31, 2000:
Total Capital
(to Risk Weighted Assets—the Company)	$170,499	13.39%	$101,847	8.00%	N/A	N/A
(to Risk Weighted Assets—the Bank)	$166,850	13.12%	$101,735	8.00%	$127,169	10.00%
Tier I Capital
(to Risk Weighted Assets—the Company)	$170,399	13.38%	$50,923	4.00%	N/A	N/A
(to Risk Weighted Assets—the Bank)	$166,750	13.11%	$50,867	4.00%	$76,301	6.00%
Tier I Capital
(to Average Assets—the Company)	$170,399	5.16%	$132,218	4.00%	N/A	N/A
(to Average Assets—the Bank)	$166,750	5.05%	$132,172	4.00%	$165,215	5.00%

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

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data):

Year Ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$59,317	$65,301	$66,046	$61,390
Interest expense	37,848	38,356	37,018	29,551
Non-interest income	49,213	60,826	65,446	67,778
Operating expenses	54,853	70,172	74,608	78,319
Income before income taxes and minority interest	15,829	17,599	19,866	21,298
Income taxes	5,084	5,310	5,990	6,420
Minority interest	397	397	397	397
Net income	10,348	11,892	13,479	14,481
Basic earnings per share	0.33	0.38	0.42	0.46
Diluted earnings per share	0.32	0.36	0.41	0.44
Year Ended December 31, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$37,794	$41,967	$47,554	$54,430
Interest expense	24,837	28,937	32,114	37,039
Non-interest income	40,112	39,846	40,808	41,275
Operating expenses	41,774	40,322	42,718	44,226
Income before income taxes and minority interest	11,295	12,554	13,530	14,440
Income taxes	3,632	4,036	4,348	4,639
Minority interest	397	397	397	397
Net income	7,266	8,121	8,785	9,404
Basic earnings per share	0.25	0.27	0.29	0.32
Diluted earnings per share	0.24	0.26	0.28	0.30

20. SEGMENT REPORTING

        The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area and long-lived assets by geographic area (Dollars in thousands):

	Net Operating Revenue For the Years Ended December 31,
				Long-Lived Assets
Geographic Information:
	2001	2000	1999	2001	2000
United States	$342,270	$213,056	$162,155	$122,200	$48,878
Ireland	8,105	5,576	4,817	370	247
Canada	2,083	2,147	2,461	17	55
Cayman Islands	86	80	101	—	—

Total	$352,544	$220,859	$169,534	$122,587	$49,180

        BGI accounted for 13.54% of the Company's consolidated net operating revenues for the year ended December 31, 2001. No other one customer exceeded 10% of the Company's consolidated net operating revenues for the years ended December 31, 2000 and 1999.

        The following represents the Company's asset servicing fees by service line (Dollars in thousands):

	For the Years Ended December 31,
Asset servicing fees by service lines:
	2001	2000	1999
Custody accounting, transfer agency, and administration	$192,092	$126,413	$106,642
Foreign exchange	19,269	10,589	5,859
Cash management	15,046	10,989	11,167
Securities lending	9,371	9,942	7,213
Investment advisory	4,357	1,605	1,597

Total	$240,135	$159,538	$132,478

21.  FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SERVICES CORP. (PARENT ONLY)

        The following represents the separate condensed financial statements of IFSC (Dollars in thousands):

Statements of Income	December 31, 2001	December 31, 2000	December 31, 1999
Equity in undistributed income of bank subsidiary	$52,270	$35,376	$22,748
Equity in undistributed (loss)/income of non-bank subsidiaries	(196)	(106)	83
Dividend income from non-bank subsidiaries	75	76	76
Management fee paid by non-bank subsidiaries	60	110	240
Interest expense on subordinated debt	(2,518)	(2,518)	(2,518)
Income tax benefit	1,049	953	881
Operating expenses	(540)	(315)	(242)

Net Income	$50,200	$33,576	$21,268

Balance Sheets	December 31, 2001	December 31, 2000
Assets:
Cash	$2,125	$2,712
Investments in bank subsidiary	363,279	199,405
Investments in non-bank subsidiaries	1,386	1,547
Receivable due from bank subsidiary	2,018	536
Receivable due from non-bank subsidiary	—	516
Other assets	6	3

Total Assets	$368,814	$204,719

Liabilities and Stockholders' Equity
Liabilities:
Accrued expenses	$53	$48
Payable due to non-bank subsidiary	209	89
Subordinated debt	25,774	25,774

Total liabilities	26,036	25,911

Stockholders' Equity:
Common stock	320	299
Surplus	222,440	95,007
Deferred compensation	(2,563)	(247)
Retained earnings	132,877	85,188
Accumulated other comprehensive loss, net	(10,296)	(1,439)
Treasury stock	—	—

Total stockholders' equity	342,778	178,808

Total Liabilities and Stockholders' Equity	$368,814	$204,719

Statements of Cash Flows	December 31, 2001	December 31, 2000	December 31, 1999
Cash flows from operating activities:
Net income	$50,200	$33,576	$21,268

Adjustments to reconcile net income to net cash provided/(used by) operating activities:
Amortization of deferred compensation	162	440	510
Change in assets and liabilities:
Receivable due from bank subsidiary	(1,482)	37	(573)
Receivable due from non-bank subsidiary	516	(45)	406
Income tax receivable	—	417	(417)
Income tax payable	—	—	(1)
Payable due to non-bank subsidiary	120	(24)	(8)
Accrued expenses	5	26	(1)
Other assets	(3)	30	(30)
Other liabilities	—	(3)	(15)
Equity in undistributed earnings of bank subsidiary	(52,270)	(35,376)	(22,748)
Equity in undistributed earnings of non-bank subsidiary	196	106	(83)

Total adjustments	(52,756)	(34,392)	(22,960)

Net cash used by operating activities	(2,556)	(816)	(1,692)

Cash flows from investing activities:
Payments for investments in and advances to subsidiary	(116,338)	—	(26,000)

Net cash used by investing activities	(116,338)	—	(26,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,123	3,848	2,283
Proceeds from issuance of common stock	119,030	—	26,000
Cost of issuance of restricted stock	(335)
Dividends paid	(2,511)	(1,781)	(1,142)

Net cash provided by financing activities	118,307	2,067	27,141

Net (decrease) increase in cash and due from banks	(587)	1,251	(551)
Cash and due from banks, beginning of period	2,712	1,461	2,012

Cash and due from banks, end of period	$2,125	$2,712	$1,461

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY AND POLICY
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
INVESTORS FINANCIAL SERVICES CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2000 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Dollars in thousands)
INVESTORS FINANCIAL SERVICES CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999