Form 10-Q
period 2002-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 2002-05-13
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of April 30, 2002 there were 32,134,494 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I. FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2002 and December 31, 2001

(Dollars in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(unaudited)

Assets
Cash and due from banks	$12,950	$15,605
Securities held to maturity (approximate fair value of $3,317,938 and $3,157,209 at March 31, 2002 and December 31, 2001, respectively)	3,306,255	3,135,784
Securities available for sale	1,990,680	1,621,661
Non-marketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at March 31, 2002 and December 31, 2001	135,177	232,113
Accrued interest and fees receivable	63,865	59,751
Equipment and leasehold improvements, less accumulated depreciation of $15,518 and $13,023 at March 31, 2002 and December 31, 2001, respectively	49,379	42,618
Goodwill, net	79,969	79,969
Other assets	61,394	61,144

Total Assets	$5,749,669	$5,298,645

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$251,028	$507,067
Savings	1,824,007	1,681,810
Time	90,000	90,000
Total deposits	2,165,035	2,278,877

Securities sold under repurchase agreements	2,108,904	1,663,312
Short-term and other borrowings	1,005,725	910,281
Other liabilities	82,647	79,123
Total liabilities	5,362,311	4,931,593

Commitments and contingencies	—	—

Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	24,281	24,274

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: 0 at March 31, 2002 and December 31, 2001)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 at March 31, 2002 and December 31, 2001; issued and outstanding: 32,130,032 at March 31, 2002 and 31,971,404 at December 31, 2001)	322	320
Surplus	225,589	222,440
Deferred compensation	(2,152)	(2,563)
Retained earnings	148,130	132,877
Accumulated other comprehensive loss, net	(8,812)	(10,296)
Treasury stock, par value $0.01 (10,814 shares at March 31, 2002 and December 31, 2001)	—	—
Total stockholders’ equity	363,077	342,778

Total Liabilities and Stockholders’ Equity	$5,749,669	$5,298,645

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

Three Months Ended March 31, 2002 and 2001

(Dollars in thousands, except per share data)

	March 31, 2002	March 31, 2001

Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$67	$929
Investment securities held to maturity and available for sale	57,560	57,021
Loans	1,005	1,367
Total interest income	58,632	59,317

Interest expense:
Deposits	10,594	19,430
Short-term and other borrowings	12,301	18,418
Total interest expense	22,895	37,848

Net interest income	35,737	21,469

Noninterest income:
Asset servicing fees	67,214	48,432
Other operating income	584	781

Net operating revenue	103,535	70,682

Operating Expenses:
Compensation and benefits	49,930	33,914
Technology and telecommunications	9,355	8,042
Transaction processing services	6,530	2,574
Occupancy	5,763	3,536
Depreciation and amortization	3,136	1,362
Professional fees	1,472	745
Travel and sales promotion	1,234	998
Amortization of goodwill	—	650
Other operating expenses	2,569	3,032
Total operating expenses	79,989	54,853

Income Before Income Taxes and Minority Interest	23,546	15,829

Provision for income taxes	7,094	5,084
Minority interest expense, net of income taxes	397	397

Net Income	$16,055	$10,348

Basic Earnings Per Share	$0.50	$0.33

Diluted Earnings Per Share	$0.48	$0.32

Comprehensive Income:
Net income	$16,055	$10,348
Other comprehensive income/(loss) net of tax of $799 and ($1,998) for the three months ended March 31, 2002 and 2001, respectively:
Cumulative effect of a change in accounting principle	—	(3,934)
Net unrealized investment (loss)/gain	(2,988)	3,782
Net unrealized derivative instrument gain/(loss)	4,472	(3,103)
Other comprehensive income/(loss)	1,484	(3,255)
Comprehensive income	$17,539	$7,093

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended March 31, 2002 and 2001

(Dollars in thousands, except per share data)

	March 31, 2002	March 31, 2001
Common shares
Balance, beginning of period	31,971,404	29,912,711
Exercise of stock options	158,628	176,320
Common stock issuance	—	1,624,145
Balance, end of period	32,130,032	31,713,176

Treasury shares
Balance, beginning of period	10,814	10,814
Balance, end of period	10,814	10,814

Common stock
Balance, beginning of period	$320	$299
Exercise of stock options	2	2
Common stock issuance	—	16
Balance, end of period	322	317

Surplus
Balance, beginning of period	222,440	95,007
Exercise of stock options	1,112	438
Tax benefit from exercise of stock options	2,037	1,712
Common stock issuance	—	116,164
Balance, end of period	225,589	213,321

Deferred compensation
Balance, beginning of the period	(2,563)	(247)
Common stock issuance	—	(335)
Amortization of deferred compensation	411	36
Balance, end of period	(2,152)	(546)

Retained earnings
Balance, beginning of period	132,877	85,188
Net income	16,055	10,348
Cash dividend, $0.025 and $0.02 per share in the periods ending March 31, 2002 and 2001, respectively	(802)	(599)
Balance, end of period	148,130	94,937

Accumulated other comprehensive income/(loss), net
Balance, beginning of period	(10,296)	(1,439)
Cumulative effect of a change in accounting principle	—	(3,934)
Net unrealized investment (loss)/gain	(2,988)	3,782
Net unrealized derivative instrument gain/(loss)	4,472	(3,103)
Balance, end of period	(8,812)	(4,694)

Treasury stock
Balance, beginning of period	—	—
Balance, end of period	—	—

Total Stockholders’ Equity	$363,077	$303,335

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three Months Ended March 31, 2002 and 2001

(Dollars in thousands)

	March 31, 2002	March 31, 2001

Cash Flows From Operating Activities:
Net income	$16,055	$10,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,136	2,012
Amortization of deferred compensation	411	36
Amortization of premiums on securities, net of accretion of discounts	699	(313)
Changes in assets and liabilities:
Accrued interest and fees receivable	(4,114)	(13,176)
Other assets	22,052	(1,762)
Other liabilities	(10,660)	18,495
Total adjustments	11,524	5,292
Net cash provided by operating activities	27,579	15,640

Cash Flows From Investing Activities:
Proceeds from maturities of securities available for sale	125,033	87,812
Proceeds from maturities of securities held to maturity	469,286	120,324
Purchases of securities available for sale	(498,771)	(269,526)
Purchases of securities held to maturity	(640,334)	(946,508)
Purchases of non-marketable equity securities	—	(8,000)
Net decrease in federal funds sold	—	433,000
Net decrease in loans	96,936	18,563
Purchase of businesses	—	(33,008)
Purchases of fixed assets and leasehold improvements	(9,890)	(3,048)
Net cash used for investing activities	(457,740)	(600,391)

Cash Flows From Financing Activities:
Net decrease in demand deposits	(256,039)	(90,665)
Net increase/(decrease) in time and savings deposits	142,197	(167,433)
Net increase in short-term and other borrowings	541,036	721,834
Proceeds from exercise of stock options	1,114	440
Proceeds from issuance of common stock	—	115,845
Cash dividends to shareholders	(802)	(599)
Net cash provided by financing activities	427,506	579,422

Net Decrease In Cash And Due From Banks	(2,655)	(5,329)

Cash and Due From Banks, Beginning of Period	15,605	30,489

Cash and Due From Banks, End of Period	$12,950	$25,160

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,470	$37,626
Cash paid for income taxes	$5,941	$1,737

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months ended March 31, 2002 and 2001 is unaudited)

1.             Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset servicing for the financial services industry through its wholly-owned subsidiaries, Investors Bank & Trust Company (the ‘Bank’) and Investors Capital Services, Inc.  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services and lines of credit to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies.  IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts and the Federal Deposit Insurance Corporation.

On February 1, 2001, the Company completed the issuance and sale of 1,624,145 shares of Common Stock at $71.62 per share in a public offering.  A portion of the proceeds was used to fund the acquisition of the operations of the advisor custody unit of The Chase Manhattan Bank.  The remaining proceeds were used for the assumption of the U.S. asset administration unit of Barclays Global Investors, N.A. and working capital.

On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend payable on or about June 14, 2002 to stockholders of record as of May 24, 2002.

2.             Interim Financial Statements

The condensed consolidated interim financial statements of the Company and subsidiaries as of March 31, 2002 and 2001 and for the three-month periods ended March 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America are included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10–K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current periods’ presentation.

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which established accounting and reporting standards for derivative instruments.  The Company also adopted SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Other Comprehensive Income (‘OCI’).  Ineffective portions of changes, as determined in accordance with SFAS No. 133, in the fair value of the cash flow hedges are recognized in earnings.  For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings.  The adoption of SFAS No. 133 on January 1, 2001, resulted in no cumulative effect-type adjustment to net income.  However, the Company recorded a reduction to OCI of $3.9 million, net of tax, and a corresponding liability for the fair value of the interest rate swaps.  The reduction to OCI and the recognition of the liability are primarily attributable to net unrealized losses on previously designated cash flow hedges.  In conjunction with the adoption, the Company elected to reclassify approximately $402 million of securities from held to maturity to available for sale, which further reduced OCI, net of tax, by approximately $1.4 million.

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

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the three months ended March 31, 2002. No cash flow hedges were dedesignated or discontinued for the three months ended March 31, 2002.

Net interest income included net gains of $0.2 million, net of tax, for the three months ended March 31, 2002 on interest rate swaps relating to SFAS No. 133.  The net gain consisted of a $0.8 million gain, net of tax, for the three-month period on changes in the fair value of derivative instruments not designated as hedging instruments.  There were also $0.6 million of derivative losses, net of tax, for the three-month period, that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.  The Company estimates that $1.3 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required.  On January 1, 2002, the Company adopted SFAS No. 142 and ceased amortization of goodwill.

3.             Loans

Loans consist of demand loans to custody clients of the Company, including individuals and not-for-profit institutions, and loans to mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at March 31, 2002 and December 31, 2001.  In addition, there were no loan charge-offs or recoveries during the three months ended March 31, 2002 and the year ended December 31, 2001. Loans are summarized as follows (Dollars in thousands):

	March 31, 2002	December 31, 2001
Loans to individuals	$98,464	$181,330
Loans to mutual funds	36,291	50,342
Loans to others	522	541
	135,277	232,213
Less allowance for loan losses	(100)	(100)

Total	$135,177	$232,113

The Company had commitments to lend of approximately $690 million and $390 million at March 31, 2002 and December 31, 2001, respectively. The terms of these commitments are similar to the terms of outstanding loans.

4.             Acquisitions

Goodwill related to the Company’s acquisitions is summarized as follows (Dollars in thousands):

	For the Three Months Ended March 31, 2002	For the Year Ended December 31, 2001
Goodwill, beginning of period	$79,969	$34,094
Plus purchase of businesses	—	49,434
Less amortization	—	(3,559)

Goodwill, end of period	$79,969	$79,969

On February 1, 2001, the Company purchased the operations of the advisor custody unit of The Chase Manhattan Bank.  This unit provided institutional custody services to individual accounts holding approximately $27 billion in assets as of February 1, 2001.  These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors.  Pursuant to the terms of the asset purchase agreement, the Company paid to Chase as of closing approximately $31.5 million of the total purchase price, plus another $39.8 million in exchange for the book value of loans to clients.  In the second quarter of 2002, the Company may pay up to another $10.5 million contingent upon client retention.  Based upon current projections, which are subject to change, the Company does not believe that it will be obligated to pay any portion of the $10.5 million contingent payment.  The transaction was accounted for as a purchase.

On May 1, 2001, the Company assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (‘BGI’), a large international institutional investment manager.  The unit, located in Sacramento, California, provides custody accounting and other operations functions for BGI’s clients.  The transaction was accounted for as a purchase.

No pro forma financial results of BGI are presented as they were not material to the Company’s financial condition and operating results for the periods presented.

On January 1, 2002, the Company adopted SFAS No. 142 and ceased amortization of goodwill.  See “Interim Financial Statements” (Footnote 2) for a further discussion of this pronouncement.

5.             Deposits

Time deposits at March 31, 2002 and December 31, 2001 included noninterest-bearing amounts of approximately $90 million.  All time deposits had a minimum balance of $100,000 and a maturity of less than three months at March 31, 2002 and December 31, 2001.

6.             Short-term and other borrowings

The components of short–term and other borrowings are as follows (Dollars in thousands):

	March 31, 2002	December 31, 2001

Federal Home Loan Bank of Boston long-term advances	$300,000	$300,000
Federal Home Loan Bank of Boston short-term advances	250,000	100,000
Federal Home Loan Bank of Boston overnight advances	250,000	380,000
Federal funds purchased	205,000	130,000
Treasury, Tax and Loan account	725	281

Total	$1,005,725	$910,281

The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (“FHLBB”), which is utilized on an overnight and on a term basis to satisfy funding requirements.  The Company has utilized both short-term and long-term features of the term advances.

As of March 31, 2002 and December 31, 2001, there were $300 million of long-term term advances outstanding with interest rates ranging from 3.59% to 5.17% and maturities ranging from June 2003 to February 2005.

There was one $250 million short-term term advance outstanding at March 31, 2002 with an interest rate of 1.93% maturing in April 2002.   The interest rate on the $100 million short-term term advance outstanding at December 31, 2001 was 1.82% and matured in January 2002.  There were $250 million and $380 million of outstanding overnight advances at March 31, 2002 and December 31, 2001, respectively.

The rates on the outstanding balances of federal funds purchased from other banks at March 31, 2002 and December 31, 2001 were 1.76% and 1.61%, respectively.

The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account.  The Federal Reserve Bank charges the Company interest at the Federal Funds rate on such deposits.  The interest rate on the outstanding balance was 1.46% at March 31, 2002 and 1.51% at December 31, 2001.

7.             Stockholders’ Equity

As of March 31, 2002, the Company has authorized 1,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, all with a par value of $0.01 per share.

At the Annual Meeting of Stockholders of the Company held on April 17, 2001, stockholders approved an increase in the number of authorized shares of Common Stock from 40,000,000 to 100,000,000.  On April 25, 2001, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 100,000,000.  These shares are available for general corporate purposes as determined by the Company’s Board of Directors.

On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend payable on or about June 14, 2002 to stockholders of record as of May 24, 2002.

The Company has three stock option plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), and the 1997 Employee Stock Purchase Plan.

At the Annual Meeting of Stockholders of the Company held on April 17, 2001, stockholders approved the amendment and restatement of the Company’s Stock Plan to increase the number of shares available for grant pursuant to the plan from 4,640,000 to 6,140,000.  At the Annual Meeting of Stockholders of the Company held on April 23, 2002, stockholders approved the amendment and restatement of the Company’s Stock Plan to increase the number of shares available for grant pursuant to the plan from 6,140,000 to 7,640,000. Of the 6,140,000 shares of Common Stock authorized for issuance under the Stock Plan at March 31, 2002, 841,691 were available for grant as of that date.  Under the Stock Plan, the Company may grant options to purchase shares of Common Stock to certain employees, consultants, directors and officers.  The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock.  No options were granted to consultants during the three months ended March 31, 2002.

The terms of the Director Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Of the 400,000 shares of Common Stock authorized for issuance under the plan, 84,590 were available for grant at March 31, 2002.

Pursuant to the terms of the Director Plan, options to purchase 10,000 shares of Common Stock were awarded on November 8, 1995 to each non-employee director then in office. Each non-employee director receives an automatic annual grant of options to purchase the number of shares then specified by the Director Plan (initially 2,500), as described below.  Additionally, any non-employee director may elect to receive options to acquire shares of the Company’s Common Stock in lieu of such director’s cash retainer.  Any such election is subject to certain restrictions under the Director Plan. The number of shares of stock underlying the option granted in lieu of cash is equal to the quotient obtained by dividing the cash retainer by the fair market value of an option on the date of grant, which is based on the Black-Scholes option-pricing model.

At the Annual Meeting of Stockholders of the Company held on April 23, 2002, stockholders approved amendments to the Director Plan providing that on the date of each Annual Meeting, each person who is a member of the Board immediately after the Annual Meeting of the Company and who is not an employee of the Company shall be automatically granted an option to purchase the number of shares called for by the Director Plan as of that date.  Formerly, each non-employee director received a grant of options upon their election or appointment and annually thereafter on their anniversary date.  The amendments also provide that the number of shares granted to each non-employee director annually be adjusted for stock splits and other capital changes. In addition, the amendments provide that options granted under the Director Plan will vest in 36 equal monthly installments beginning on the date of grant, rather than 48 equal monthly installments, subject to certain restrictions. Finally, the amendments to the Director Plan provide that in the event a non-employee director ceases to be a member of the Board by reason of his or her retirement, the Board may vote to accelerate and fully vest all unvested options held by the retiring non-employee director.

The exercise price of options under the Amended and Restated 1995 Non-Employee Director Stock Option Plan and the incentive options under the Amended and Restated 1995 Stock Plan may not be less than the fair market value at the date of the grant.  The exercise price of non-qualified options under the Amended and Restated 1995 Stock Plan is determined by the compensation committee of the Board of Directors.  All options become exercisable as specified by the compensation committee at the date of the grant.

On February 13, 2001, the Company granted 4,000 shares of Common Stock under the Stock Plan to former employees of the Chase advisor custody unit.  This grant is subject to the Company’s right to repurchase the shares if the employees’ employment with the Company terminates.  The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

On May 1, 2001, the Company granted 29,000 nonqualified stock options under the Stock Plan to former employees of the U.S. asset administration unit of BGI in connection with the assumption of the operations of the unit.  The exercise price of the options is 10% of the fair market value of the Common Stock at the close of market on the date of grant.  The grants are exercisable immediately, but any shares acquired on exercise are subject to the Company’s right to repurchase the shares at the exercise price if the employees’ employment with the Company terminates.  The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

On October 16, 2001, the Company granted 5,000 nonqualified stock options to an officer of the Company under the Stock Plan.  The grants are exercisable immediately, but any shares acquired on exercise are subject to the Company’s right to repurchase the shares at the exercise price if the officer’s employment with the Company terminates.  The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

The Company has recorded deferred compensation of $2.2 million and $2.6 million at March 31, 2002 and December 31, 2001, respectively, related to the grants described in the above three paragraphs.

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

A summary of option activity under the Amended and Restated 1995 Non–Employee Director Stock Option Plan and the Amended and Restated 1995 Stock Plans is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2001	3,460,805	$39
Granted	32,735	71
Exercised	(178,493)	15
Canceled	(17,050)	63

Outstanding at March 31, 2002	3,297,997	$41

Outstanding and exercisable at March 31, 2002	1,698,572

	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2000	2,896,662	$27
Granted	41,375	75
Exercised	(193,550)	9
Canceled	(1,800)	70

Outstanding at March 31, 2001	2,742,687	$29

Outstanding and exercisable at March 31, 2001	1,319,257

A summary of activity under the 1997 Employee Stock Purchase Plan is as follows (Number of shares):

	For the Three Months Ended March 31, 2002	For the Year Ended December 31, 2001
Total shares available under the Plan, beginning of period	250,382	299,034
Issued at June 30	—	(20,988)
Issued at December 31	—	(27,664)

Total shares available under the Plan, end of period	250,382	250,382

For the year ended December 31, 2001, the exercise price of the stock was $60.50 and $59.75, or 90% of the average market value of the Common Stock on the first business day of the payment periods ending June 30, 2001 and December 31, 2001, respectively.

Earnings Per Share—Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2002	2001
Income available to common stockholders	$16,055	$10,348

Basic average shares	32,074,493	31,011,674
Dilutive effect of stock options	1,158,675	1,335,352
Diluted average shares	33,233,168	32,347,026

Earnings per share
Basic	$0.50	$0.33

Diluted	$0.48	$0.32

8.             Off-Balance Sheet Financial Instruments

Lines of Credit—At March 31, 2002, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $690 million, against which $59 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

On behalf of its clients, the Company lends its securities to creditworthy brokers and other institutions.  In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities.  The Company requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of the securities borrowed.  The borrowed securities are revalued daily to determine if additional collateral is necessary.  The Company held, as collateral, cash and U.S. government securities totaling approximately $2.4 billion and $2.1 billion for indemnified securities on loan at March 31, 2002 and December 31, 2001, respectively.

9.             Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The reserve balance with the Federal Reserve Bank (“FRB”) as of March 31, 2002 was approximately $20.3 million.  In addition, other cash balances in the amount of approximately $12.6 million were pledged to secure clearings with a depository institution, Depository Trust Company, as of March 31, 2002.

Lease Commitments— Minimum future commitments on noncancelable operating leases at March 31, 2002 were as follows (Dollars in thousands):

Fiscal Year Ending	Premises	Equipment	Total

2002	$13,922	$3,993	$17,915
2003	17,319	3,697	21,016
2004	16,727	1,901	18,628
2005	16,801	153	16,954
2006 and beyond	50,771	—	50,771
Total	$115,540	$9,744	$125,284

Total rent expense was $7.5 million and $4.8 million for the three months ended March 31, 2002 and 2001, respectively.

Effective January 1, 2000, the Company renewed its five–year service agreement with Electronic Data Systems (“EDS”), which now expires on December 31, 2005.  Under the terms of the agreement, the Company agreed to pay certain monthly service fees based on usage.  Service expense under this contract was $1.7 million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively.

In 2001, the Company renewed its agreement with SEI Investments Company, which now expires on December 31, 2005.  Under the terms of the agreement, the Company agreed to pay certain monthly service fees based upon usage.  Service expense under this contract was $1.4 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively.

Contingencies—The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies.  The core services include global custody, multicurrency accounting and mutual fund administration.  The value-added services include securities lending, foreign exchange and cash management.  Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there are no contingent liabilities at March 31, 2002 that are material to the consolidated financial position or results of operations of the Company.

On January 16, 2001, Mopex, Inc. filed an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302 (the “Complaint”), in the United States District Court for the Northern District of Illinois.  In the action, Mopex alleges that the Company and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringed U.S. Patent No. 6,088,685, entitled, “Open End Mutual Fund Securitization Process,” assigned to Mopex.  In particular, Mopex alleges that the ‘685 patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds.  The Complaint seeks injunctive relief, damages, and enhanced remedies (including attorneys’ fees and treble damages).  On April 3, 2001, the Company filed an answer and counterclaim, denying any liability on Mopex’s claim and seeking a declaratory judgment that the ‘685 patent is invalid and not infringed by the Company’s activities.  The Company, which is indemnified by the iShares Trust for certain defense costs and damages resulting from Mopex’s claim, believes the claim is without merit.

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

In July 2000, two of the Company’s Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. (ITC) and Investors Fund Services (Ireland) Ltd. (IFS), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the “Fund”), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund’s investment manager, Ernst & Young, the Fund’s auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund’s closing to subscriptions in June 1999.

In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Company continues to investigate this matter. The Company has notified its insurers and intends to defend itself vigorously. Based on its investigation through March 31, 2002, the Company’s management does not expect this matter to have a material adverse effect on its results of operations and financial condition.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2002, the most recent notification from the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category. The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2002:
Total Capital (to Risk Weighted Assets—the Company)	$316,301	17.80%	$142,121	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$312,193	17.58%	$142,092	8.00%	$177,616	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$316,201	17.80%	$71,060	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$312,093	17.57%	$71,046	4.00%	$106,569	6.00%
Tier I Capital (to Average Assets—the Company)	$316,201	5.92%	$213,541	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$312,093	5.85%	$213,449	4.00%	$266,812	5.00%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets—the Company)	$297,479	16.77%	$141,932	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$293,706	16.56%	$141,898	8.00%	$177,373	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$297,379	16.76%	$70,966	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$293,606	16.55%	$70,949	4.00%	$106,424	6.00%
Tier I Capital (to Average Assets—the Company)	$297,379	5.88%	$202,377	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$293,606	5.80%	$202,334	4.00%	$252,917	5.00%

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

11           Segment Reporting

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue		Long-Lived Assets
	For the Three Months Ended March 31,		March 31, 2002	December 31, 2001
Geographic Information:	2002	2001

United States	$100,611	$68,477	$129,013	$122,200
Ireland	2,403	1,667	325	370
Canada	500	517	10	17
Cayman Islands	21	21	—	—

Total	$103,535	$70,682	$129,348	$122,587

BGI accounted for 15.85% of the Company’s consolidated net operating revenues for the three months ended March 31, 2002.  No one customer exceeded 10% of the Company’s consolidated net operating revenues for the three months ended March 31, 2001.

The following represents the Company’s asset servicing fees by service line (Dollars in thousands):

	Asset Servicing Fees
	For the Three Months Ended March 31,
Asset servicing fees by service line:	2002	2001
Custody, accounting, transfer agency, and administration	$53,808	$38,660
Foreign exchange	4,856	3,957
Cash management	4,194	3,060
Securities lending	2,638	2,196
Investment advisory	1,718	559

Total	$67,214	$48,432

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

We provide a broad range of services to a variety of financial asset managers.  These services include our core services, global custody, multicurrency accounting and mutual fund administration, as well as our value-added services, such as securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services and lines of credit.  At March 31, 2002, we provided services for approximately $831 billion in net assets, including approximately $84 billion of foreign net assets.

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the corresponding amendments and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  On adoption of these new accounting standards, we recorded a transition adjustment recognizing an after tax reduction in Other Comprehensive Income (“OCI”) of $3.9 million.  In conjunction with the adoption, we elected to reclassify approximately $402 million of securities from held to maturity to available for sale, which further reduced OCI, net of tax, by approximately $1.4 million.

On February 1, 2001, we completed the issuance and sale of 1,624,145 shares of Common Stock at $71.62 per share in a public offering.  A portion of the proceeds was used to fund the acquisition of the advisor custody unit of the Chase Manhattan Bank.  The remaining proceeds were used for the assumption of the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. and for working capital.

On February 1, 2001, we purchased the operations of the advisor custody unit of The Chase Manhattan Bank (“Chase”).    This unit provided institutional custody services to individual accounts holding approximately $27 billion in assets as of February 1, 2001.  These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors.  Pursuant to the terms of the asset purchase agreement, we paid to Chase at the closing of the transaction approximately $31.5 million of the total purchase price, plus another $39.8 million in exchange for the book value of loans to its clients.  In the second quarter of 2002, we may pay up to another $10.5 million contingent upon client retention.  Based upon current projections, which are subject to change, we do not believe that we will be obligated to pay any portion of the $10.5 million contingent payment.  The transaction was accounted for as a purchase.

On May 1, 2001, we assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (“BGI”), a large international institutional investment manager.  The unit, located in Sacramento, California, provides custody, fund accounting and other operations functions for BGI’s clients.  The transaction was accounted for as a purchase.

On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend payable on or about June 14, 2002 to shareholders of record as of May 24, 2002.

Revenue and Expense Overview

We derive our revenue from financial asset servicing.  Although interest income and noninterest income are reported separately for financial statement presentation purposes, our clients view the pricing of our service offerings on a bundled basis.  In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from the relationship.  Accordingly, we believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 46% to $103.5 million for the three months ended March 31, 2002 from $70.7 million in 2001.  Net income increased 55% to $16.1 million for the three months ended March 31, 2002 from $10.3 million in 2001.

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

Derivative Financial Instruments  - We do not purchase derivative financial instruments for trading purposes.  Interest rate swap agreements are matched with specific financial instruments reported on the consolidated balance sheet.    We use derivative instruments to manage exposures to interest rate risks.  We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate.  These transactions are designed to hedge a portion of our liabilities in connection with securities sold under repurchase agreements.  By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreements.

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which established accounting and reporting standards for derivative instruments.  We also adopted SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI.  Ineffective portions of changes, as determined in accordance with SFAS No. 133, in the fair value of the cash flow hedges are recognized in earnings.  For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings.

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

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the three months ended March 31, 2002.  No cash flow hedges were dedesignated or discontinued for the three  months ended March 31, 2002.

We enter into foreign exchange contracts with clients and attempt to enter into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies.  Gains and losses from such fluctuations are netted and recorded as an adjustment of asset servicing fees.  Unrealized gains (losses) resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on our consolidated balance sheet.  The foreign exchange contracts have been reduced by balances with the same counterparty where a master netting agreement exists.

New Accounting Principles –On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required.  This Statement eliminates the amortization of goodwill, and requires that goodwill be reviewed at least annually for impairment.  This Statement affects all goodwill recognized on our consolidated balance sheet, regardless of when the assets were initially recorded.  Upon adoption of SFAS No. 142, we ceased amortization of goodwill.  Currently, we do not anticipate any impairment of goodwill for the fiscal year ending December 31, 2002.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees or information included in our filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, the timing and effect on earnings of derivative gains and losses, the effect on earnings of declines in equity values, and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

The failure to properly manage our growth could adversely affect the quality of our services and result in the loss of clients.

We have been experiencing a period of rapid growth that has required the dedication of significant management and other resources, including the assumption of the operations of the U.S. asset administration unit of BGI. Continued rapid growth could place a strain on our management and other resources.  To manage future growth effectively, we must continue to invest in our operational, financial and other internal systems, and our human resources.  Also, we must continue to expand our office space at reasonable rates in a competitive real estate market.

Our future results depend, in part, on successful integration of pending and possible future acquisitions and outsourcing transactions.

The integration of the BGI asset administration unit presents us with challenges and demands management attention that has to be diverted from other matters.  Integration of acquisitions and outsourcing transactions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition will be accretive to our earnings per share.  Any future acquisitions or outsourcing transactions will present similar challenges.

Our operating results are subject to fluctuations in interest rates and the securities markets.

We base some of our fees on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates or the securities markets as these fluctuations affect the market value of assets processed.  Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  Also, our net interest income is earned by investing depositors’ funds and making loans.  Rapid changes in interest rates or changes in the relationship between different index rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios.

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

As a result of our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 16% of our net operating revenue during the three months ended March 31, 2002.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons.  The loss of BGI’s business would cause our net operating revenue to decline and would have a material adverse effect on our quarterly and annual results.

We may not be able to protect our proprietary technology.

Our proprietary technology is important to our business.  We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties to protect our proprietary technology, all of which offer only limited protection.  These intellectual property rights may be invalidated or our competitors may develop similar technology independently.  Legal proceedings to enforce our intellectual property rights may be unsuccessful, and could also be expensive and divert management’s attention.

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

Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us.  Our primary banking regulators are the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Commission  (“FDIC”) and the Massachusetts Commissioner of Banks.  Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

•                                          The FRB and the FDIC maintain capital requirements that we must meet. Failure to meet those requirements could lead to severe regulatory action or even receivership. We are currently considered to be “well capitalized”;

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

Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for us to be acquired.  Also, we have not elected financial holding company status under the federal Gramm-Leach-Bliley Act of 1999.  This may place us at a competitive disadvantage with respect to other organizations.

Statement of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2002 and 2001

Noninterest Income

Noninterest income was $67.8 million for the three months ended March 31, 2002, up 38% from the same period in 2001.  Noninterest income consists of the following items (Dollars in thousands):

	For the Three Months Ended March 31,
	2002	2001	Change

Asset servicing fees	$67,214	$48,432	39%
Other operating income	584	781	(25)%

Total noninterest income	$67,798	$49,213	38%

Asset servicing fees for the three months ended March 31, 2002 increased 39% from the same period in 2001 to $67.2 million and includes approximately $12.6 million relating to the asset administration operations assumed from BGI.  The largest component of asset servicing fees is asset-based fees, which increased due to the increase in assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services and lines of credit.   Net assets processed increased $17 billion to $831 billion at March 31, 2002 from $814 billion at December 31, 2001.  This net increase includes the following components (Dollars in billions):

For the Three Months Ended March 31, 2002

Further penetration of existing clients	$5
Fund flows and market gain/loss	12

Net increase in assets processed	$17

Another significant portion of the increase in asset servicing fees resulted from our success in marketing ancillary services, such as foreign exchange, cash management, and mutual fund advisory services.

Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (“FHLBB”) stock investment and miscellaneous fees for systems consulting services. The decrease in other operating income resulted primarily from the decrease in income from consulting services performed for clients.  This decrease was partially offset by the increase in FHLBB stock dividend income resulting from an increase in the average investment in FHLBB stock during the three months ended March 31, 2002.

Operating Expenses

Total operating expenses were $80.0 million for the three months ended March 31, 2002, up 46% from the same period in 2001.  The components of operating expenses were as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2002	2001	Change

Compensation and benefits	$49,930	$33,914	47%
Technology and telecommunications	9,355	8,042	16%
Transaction processing services	6,530	2,574	154%
Occupancy	5,763	3,536	63%
Depreciation and amortization	3,136	1,362	130%
Professional fees	1,472	745	98%
Travel and sales promotion	1,234	998	24%
Amortization of goodwill	—	650	(100)%
Other operating expenses	2,569	3,032	(15)%

Total operating expenses	$79,989	$54,853	46%

Compensation and benefits expense was $49.9 million for the three months ended March 31, 2002, up 47% from the same period in 2001.  The average number of employees increased 41% to 2,600 during the three months ended March 31, 2002 from 1,843 for the same period last year.  We increased the number of employees to support the expansion of client relationships and to service new business acquisitions.  Approximately 135 and 382 employees were added as part of the Chase acquisition and the BGI business unit assumption, respectively.  In addition, compensation expense related to our management-incentive plans increased $4.7 million, consistent with higher earnings and additional incentive-eligible managers.  Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $2.9 million for the three months ended March 31, 2002, consistent with the increased headcount.

Technology and telecommunications expense was $9.4 million for the three months ended March 31, 2002, up 16% from the same period in 2001. Increased hardware, software, mainframe and trust processing and telecommunications expenditures needed to support the growth in assets processed accounted for $3.4 million of the increase and were offset by expenses related to outsourced network monitoring, help desk and other outsourced services required in 2001, and not in 2002, due to the Chase acquisition.  These amounts totaled approximately $2.1 million in 2001.

Transaction processing services expense was $6.5 million for the three months ended March 31, 2002, up 154% from the same period in 2001.  The increase relates primarily to increased subcustodian fees, driven by growth in assets processed for clients, largely a result of the BGI U.S. asset administration unit assumption in May 2001.

Occupancy expense was $5.8 million for the three months ended March 31, 2002, up 63% from the same period in 2001.  This increase was primarily due to increased space resulting from the California offices assumed from BGI and increased space in our Boston, New York, and Dublin offices.

Depreciation and amortization expense was $3.1 million for the three months ended March 31, 2002, up 130% from the same period in 2001.  This increase resulted from capitalized expenditures associated with the expansion into additional office space and capitalized software.

Professional fees were $1.5 million for the three months ended March 31, 2002, up 98% from the same period in 2001.  The increase was due primarily to accounting and other consulting services provided during the period.

Travel and sales promotion expense was $1.2 million for the three months ended March 31, 2002, up 24% from the same period in 2001. The increase was due to the increased level of business activity and the addition of a California office in May 2001.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites, and to our offices in New York, California and our foreign subsidiaries.

Amortization of goodwill expense ended as of January 1, 2002, as a result of the adoption of SFAS No. 142.  Please refer to the “Significant Accounting Policies” section for a further discussion of this pronouncement.

Net Interest Income

Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates compared to the same period in 2001. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Three Months Ended March 31, 2002
	Change Due to Volume	Change Due to Rate	Net

Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$(444)	$(418)	$(862)
Investment securities	21,498	(20,959)	539
Loans	4	(366)	(362)

Total interest-earning assets	$21,058	$(21,743)	$(685)

Interest-bearing liabilities:
Deposits	$1,497	$(10,334)	$(8,837)
Borrowings	11,097	(17,213)	(6,116)

Total interest-bearing liabilities	$12,594	$(27,547)	$(14,953)

Change in net interest income	$8,464	$5,804	$14,268

Net interest income was $35.7 million for the three months ended March 31, 2002, up 66% from the same period in 2001.  The improvement in net interest income primarily reflects the positive effect of balance sheet growth driven by increased client deposits and borrowings and a more favorable interest rate environment.  The net interest margin increased 40 basis points to 2.80% for the three months ended March 31, 2002 compared to last year.

Average interest-earning assets, primarily investment securities, increased $1.5 billion or 43% for the three months ended March 31, 2002 compared to the same period last year.  Funding for the asset growth for the three-month period was provided by an increase in average borrowings, primarily wholesale repurchase agreements and FHLBB advances, of $1.3 billion and an increase in average client deposits of $270 million.  The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $8.5 million for the three months ended March 31, 2002.

Average yield on interest-earning assets was 4.59% for the three months ended March 31, 2002, down 204 basis points from the same period in 2001.  The average rate paid on interest-bearing liabilities was 2.00% for the three months ended March 31, 2002, down 277 basis points from the same period in 2001.  The decrease reflects the lower interest rate environment for the three months ended March 31, 2002 compared to the same period in 2001.  The effect on net interest income due to changes in rates was an increase of approximately $5.8 million during the three months ended March 31, 2002.

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

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the three months ended March 31, 2002. No cash flow hedges were dedesignated or discontinued for the three months ended March 31, 2002.

Net interest income included net gains of $0.2 million, net of tax, for the three months ended March 31, 2002, on interest rate swaps relating to SFAS No. 133.  The net gain consisted of a $0.8 million gain, net of tax, for the three-month period, on changes in the fair value of derivative instruments not designated as hedging instruments.  There were also $0.6 million of derivative losses, net of tax, for the three-month period that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.  We estimate that $1.3 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

Income Taxes

Taxes for the three months ended March 31, 2002 were $7.1 million, up 40% from the same period in 2001.  The increase in tax expense reflects the higher level of pretax income during the three months ended March 31, 2002.  The effective tax rate for the three-month period ended March 31, 2002 was 30%, down from 32% for the three–month period last year.   The decrease in the effective tax rate reflects our increased investment in nontaxable municipal securities in 2002.

Financial Condition

Investment Portfolio

The following table summarizes our investment portfolio for the dates indicated (Dollars in thousands):

	March 31, 2002	December 31, 2001
Securities held to maturity:
Mortgage-backed securities	$2,595,032	$2,585,287
Federal agency securities	612,034	456,108
State and political subdivisions	99,189	91,888
Foreign government securities	—	2,501
Total securities held to maturity	$3,306,255	$3,135,784

Securities available for sale:
Mortgage-backed securities	$1,565,118	$1,228,841
Federal agency securities	30,574	30,848
Corporate debt	133,598	120,505
State and political subdivisions	261,390	241,467
Total securities available for sale	$1,990,680	$1,621,661

Our investment portfolio is used to invest depositors’ funds and provide a secondary source of earnings for us.  In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services.  The portfolio is comprised of securities of state and political subdivisions (“municipal securities”), mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”), and Federal agency callable bonds issued by FHLMC and the FHLBB, securities issued by the Small Business Administration (“SBA”) and corporate debt securities.

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

We invest in municipal securities to generate stable, tax advantaged income.  Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but the after-tax yields are comparable.  Municipal securities are subject to credit risk, however, all municipal securities are AAA rated and are purchased with municipal bond insurance.

The book value and weighted average yield of our securities held to maturity at March 31, 2002 are reflected in the following table (Dollars in thousands):

	Years to Maturity
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$121,464	4.88%	$1,905,313	4.85%	$497,798	4.19%	$70,457	3.89%
Federal agency securities	5,000	6.40%	15,182	3.80%	271,953	4.06%	319,899	3.80%
State and political subdivisions	—	—	2,298	5.18%	5,859	5.18%	91,032	5.18%
Total securities held to maturity	$126,464	4.94%	$1,922,793	4.84%	$775,610	4.15%	$481,388	4.07%

The carrying value and weighted average yield of our securities available for sale at March 31, 2002 are reflected in the following table (Dollars in thousands):

	Years to Maturity
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—	$694,887	5.82%	$16,666	7.11%	$853,565	5.81%
Federal agency securities	—	—	30,574	5.64%	—	—	—	—
Corporate debt	—	—	—	—	—	—	133,598	2.94%
State and political subdivisions	4,136	4.67%	35,798	4.67%	180,476	4.67%	40,980	4.67%
Total securities available for sale	$4,136	4.67%	$761,259	5.76%	$197,142	4.88%	$1,028,143	5.39%

Loan Portfolio

The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

	March 31, 2002	December 31, 2001

Loans to individuals	$98,464	$181,330
Loans to mutual funds	36,291	50,342
Loans to others	522	541
	135,277	232,213
Less: allowance for loan losses	(100)	(100)
Net loans	$135,177	$232,113

Floating Rate	$135,255	$232,189
Fixed Rate	22	24

	$135,277	$232,213

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

At March 31, 2002, our only lending concentrations that exceeded 10% of total loan balances, were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our credit loss experience has been excellent.  There have been no loan charge-offs or adverse credit actions in our history.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of March 31, 2002, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at March 31, 2002.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Market Risk

We engage in investment activities to serve clients’ investment needs and contribute to overall corporate earnings.  Interest-bearing liabilities are generated by our clients who, in the course of their financial asset management, maintain cash balances which they deposit on a short-term basis with us.  We invest these cash balances and remit a portion of the earnings on these investments to our clients. In the conduct of these activities, we are subject to market risk.  Market risk is the risk of an adverse financial impact from changes in market prices and interest rates.  The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility.

The active management of market risk is integral to our operations.  The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic conditions.  We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics, based on market conditions.  Since client deposits and repurchase agreements, our primary sources of funds, are predominantly short term, we maintain a generally short-term structure for our interest-earning assets, including money-market assets and investments.  We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure.  The effect of the swap agreements is to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities.

Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities.  These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements.  For example, we have established a policy limit stating that projected net interest income over the next 12 months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over 12 months.  Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our capital.  Due to current interest rate levels, the Company’s Board of Directors has approved a temporary exception to the 10% limit.  The Board of Directors approved the policy exception because, with the Federal Funds target rate currently at 1.75%, a 200 basis point further reduction would move rates into a negative position and is therefore not likely to occur.

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

The results of the income simulation model as of March 31, 2002 and 2001 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 5.39% and 7.00%, respectively.  A downward shift of 200 basis points would result in a decrease in projected net interest income of 11.73%

at March 31, 2002, an exception to policy approved by the Board of Directors, and an increase in projected net interest income of 1.70% at March 31, 2001.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the table below, at March 31, 2002, interest-bearing liabilities repriced faster than interest-earning assets, as has been typical for us.  Generally speaking, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income.  However, at the current absolute level of interest rates, lower interest rates may also lead to lower net income due to a diminished ability to lower interest-bearing liabilities, including certain client funds, as rates approach zero.  Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at March 31, 2002 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest-earning assets (1):
Investment securities (2)	$2,445,481	$420,863	$541,119	$1,452,395	$437,077	$5,296,935
Loans—variable rate	135,155	—	—	—	—	135,155
Loans—fixed rate	22	—	—	—	—	22
Total interest-earning assets	$2,580,658	$420,863	$541,119	$1,452,395	$437,077	$5,432,112
Interest-bearing liabilities:
Demand deposit accounts	$2,334	$—	$—	$—	$—	$2,334
Savings accounts	1,751,925	—	—	20,687	—	1,772,612
Interest rate contracts	(810,000)	60,000	120,000	630,000	—	—
Short-term and other borrowings	2,714,629	—	—	400,000	—	3,114,629
Total interest-bearing liabilities	$3,658,888	$60,000	$120,000	$1,050,687	$—	$4,889,575
Net interest-sensitivity gap during the period	$(1,078,230)	$360,863	$421,119	$401,708	$437,077	$542,537
Cumulative gap	$(1,078,230)	$(717,367)	$(296,248)	$105,460	$542,537
Interest-sensitive assets as a percent of interest sensitive liabilities (cumulative)	70.53%	80.71%	92.28%	102.16%	111.10%
Interest-sensitive assets as a percent of total assets (cumulative)	44.88%	52.20%	61.61%	86.88%	94.48%

Net interest-sensitivity gap as a percent of total assets	(18.75)%	6.28%	7.32%	6.99%	7.60%
Cumulative gap as a percent of total assets	(18.75)%	(12.48)%	(5.15)%	1.83%	9.44%

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

Liquidity

Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

Our primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and the ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.10 per share for 2002 (approximately $3.2 million based upon 32,130,032 shares outstanding as of March 31, 2002).

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

We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal funds overnight rate.  The aggregate amount of these borrowing arrangements as of March 31, 2002 was $1.4 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties.  Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at March 31, 2002 was $2.5 billion.

We also have a borrowing arrangement with the FHLBB.  We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold.  We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.  The aggregate amount of borrowing available to us under this arrangement at March 31, 2002 was $1.9 billion.  The amount outstanding under this arrangement at March 31, 2002 was $800 million.

Our cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $27.6 million for the three months ended March 31, 2002.  Net cash used for investing activities, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities and decreased loans, was $457.7 million for the three months ended March 31, 2002.  Net cash provided by financing activities, consisting primarily of increased short-term and other borrowings, was $427.5 million for the three months ended March 31, 2002.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease microcomputers through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $9.9 million and $3.0 million for the three months ended March 31, 2002 and 2001, respectively.  For the three months ended March 31, 2002, capital expenditures were comprised of approximately $2.0 million in fixed assets and $7.9 million in capitalized software and projects in process.

Stockholders’ equity at March 31, 2002 was $363.1 million, up 6%, from December 31, 2001.  The ratio of stockholders’ equity to assets decreased to 6.3% at March 31, 2002 from 6.5% at December 31, 2001.

The FRB has adopted a system using internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of banks and bank holding companies.  Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally upon the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  Some off-balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight.

FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off-balance sheet items of 8.0%.  Total capital is defined as the sum of “Tier I” and “Tier II” capital elements, with at least half of the total capital required to be Tier I.  Tier I capital includes, with certain restrictions, the sum of common stockholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets.  Tier II capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses.

The following table summarizes our Tier I and total capital ratios at March 31, 2002 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$316,201	17.80%
Tier I capital minimum requirement	71,060	4.00%

Excess Tier I capital	$245,141	13.80%

Total capital	$316,301	17.80%
Total capital minimum requirement	142,121	8.00%

Excess total capital	$174,180	9.80%

Risk adjusted assets, net of intangible assets	$1,776,509

The following table summarizes Investors Bank’s Tier I and total capital ratios at March 31, 2002 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$312,093	17.57%
Tier I capital minimum requirement	71,046	4.00%

Excess Tier I capital	$241,047	13.57%

Total capital	$312,193	17.58%
Total capital minimum requirement	142,092	8.00%

Excess total capital	$170,101	9.58%

Risk adjusted assets, net of intangible assets	$1,776,156

In addition to the risk–based capital guidelines, the FRB and the FDIC use a “Leverage Ratio” as an additional tool to evaluate capital adequacy.  The Leverage Ratio is defined to be a company’s Tier I capital divided by its adjusted total average assets.  The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% for top-rated banking institutions not experiencing a period of rapid growth.  All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%.  The computation of the risk–based capital ratios and the Leverage Ratio requires that our capital and that of the Bank be reduced by most intangible assets.  Our Leverage Ratio at March 31, 2002 was 5.92%, which is in excess of regulatory requirements.  Investors Bank’s Leverage Ratio at March 31, 2002 was 5.85%, which is in excess of regulatory requirements.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Federal funds sold and securities purchased under resale agreements	$15,733	$67	1.70%	$63,678	$929	5.84%
Investment securities (1)	4,978,413	57,560	4.62%	3,402,910	57,021	6.70%
Loans (2)	110,961	1,005	3.62%	110,615	1,367	4.94%
Total interest-earning assets	5,105,107	58,632	4.59%	3,577,203	59,317	6.63%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	321,702			178,625

Total assets	$5,426,709			$3,755,728

Interest bearing liabilities:
Deposits:
Demand	$1,934	$2	0.41%	$3,561	$18	2.02%
Savings	1,756,182	10,568	2.41%	1,625,566	19,400	4.77%
Time	5,648	24	1.70%	967	13	5.38%
Short-term borrowings	2,424,851	7,601	1.25%	1,546,089	18,417	4.76%
Other borrowings	396,667	4,700	4.74%	—	—	—
Total interest-bearing liabilities	4,585,282	22,895	2.00%	3,176,183	37,848	4.77%
Noninterest-bearing liabilities
Demand deposits	230,090			166,396
Savings	80,610			32,988
Noninterest-bearing time deposits	90,000			65,000
Other liabilities	59,498			42,610
Total liabilities	5,045,480			3,483,177
Trust preferred stock	24,277			24,249
Equity	356,952			248,302

Total liabilities and equity	$5,426,709			$3,755,728
Net interest income		$35,737			$21,469

Net interest margin (3)			2.80%			2.40%

Average interest rate spread (4)			2.59%			1.86%

Ratio of interest-earning assets to interest-bearing liabilities			111.34%			112.63%

                   (1)     Average yield/cost on available for sale securities is based on amortized cost.

                   (2)     Average yield on loans includes accrual loan balances.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)                  On January 22, 2002 the Company filed current reports on Form 8-K providing financial information pursuant to Regulation FD.

(b)                 Exhibits

Exhibit No.	Description

10.1	Amended and Restated 1995 Stock Plan
10.2	Amended and Restated 1995 Non-Employee Director Stock Option Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date: May 13, 2002	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)