Form 10-Q
period 2002-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 2002-08-14
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of July 31, 2002 there were 64,524,158 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2002 and December 31, 2001

(Dollars in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash and due from banks	$17,867	$15,605
Federal funds sold & securities purchased under resale agreements	610,000	—
Securities held to maturity (approximate fair value of $3,419,424 and $3,157,209 at June 30, 2002 and December 31, 2001, respectively)	3,384,777	3,135,784
Securities available for sale	2,256,884	1,621,661
Non-marketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at June 30, 2002 and December 31, 2001	125,849	232,113
Accrued interest and fees receivable	67,708	59,751
Equipment and leasehold improvements, less accumulated depreciation of $18,161 and $13,023 at June 30, 2002 and December 31, 2001, respectively	59,212	42,618
Goodwill, net	79,969	79,969
Other assets	70,269	61,144

Total Assets	$6,722,535	$5,298,645

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$825,507	$507,067
Savings	1,758,017	1,681,810
Time	90,000	90,000
Total deposits	2,673,524	2,278,877

Securities sold under repurchase agreements	2,452,257	1,663,312
Short-term and other borrowings	1,055,218	910,281
Other liabilities	114,984	79,123
Total liabilities	6,295,983	4,931,593

Commitments and contingencies (See Note 9)	—	—

Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	24,288	24,274

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: 0 at June 30, 2002 and December 31, 2001)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 at June 30, 2002 and December 31, 2001; issued and outstanding: 64,472,732 at June 30, 2002 and 31,971,404 at December 31, 2001)	645	320
Surplus	228,867	222,440
Deferred compensation	(1,998)	(2,563)
Retained earnings	164,322	132,877
Accumulated other comprehensive income/(loss), net	10,428	(10,296)
Treasury stock, par value $0.01 (10,814 shares at June 30, 2002 and December 31, 2001)	—	—
Total stockholders’ equity	402,264	342,778

Total Liabilities and Stockholders’ Equity	$6,722,535	$5,298,645

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

Six Months Ended June 30, 2002 and 2001

(Dollars in thousands, except per share data)

	June 30, 2002	June 30, 2001
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$207	$1,196
Investment securities held to maturity and available for sale	119,016	120,574
Loans	1,961	2,848
Total interest income	121,184	124,618
Interest expense:
Deposits	21,027	36,730
Short-term and other borrowings	30,040	39,474
Total interest expense	51,067	76,204

Net interest income	70,117	48,414

Noninterest income:
Asset servicing fees	139,801	108,490
Other operating income	1,130	1,549

Net operating revenue	211,048	158,453

Operating Expenses:
Compensation and benefits	98,868	75,516
Technology and telecommunications	18,836	18,497
Transaction processing services	15,385	7,639
Occupancy	11,406	7,802
Depreciation and amortization	6,639	3,223
Professional fees	2,795	1,895
Travel and sales promotion	2,754	2,394
Amortization of goodwill	—	1,573
Other operating expenses	5,469	6,486
Total operating expenses	162,152	125,025

Income Before Income Taxes and Minority Interest	48,896	33,428

Provision for income taxes	14,730	10,394
Minority interest expense, net of income taxes	794	794

Net Income	$33,372	$22,240

Basic Earnings Per Share	$0.52	$0.35

Diluted Earnings Per Share	$0.50	$0.34

Comprehensive Income:
Net income	$33,372	$22,240
Other comprehensive income/(loss) net of tax of $11,159 and ($1,746) for the six months ended June 30, 2002 and 2001, respectively:
Cumulative effect of a change in accounting principle	—	(3,934)
Net unrealized investment gain	23,153	2,319
Net unrealized derivative instrument loss	(2,429)	(1,628)
Other comprehensive income/(loss)	20,724	(3,243)
Comprehensive income	$54,096	$18,997

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

Three Months Ended June 30, 2002 and 2001

(Dollars in thousands, except per share data)

	June 30, 2002	June 30, 2001
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$140	$267
Investment securities held to maturity and available for sale	61,456	63,553
Loans	956	1,481
Total interest income	62,552	65,301
Interest expense:
Deposits	10,433	17,300
Short-term and other borrowings	17,739	21,056
Total interest expense	28,172	38,356

Net interest income	34,380	26,945

Noninterest income:
Asset servicing fees	72,587	60,058
Other operating income	546	768

Net operating revenue	107,513	87,771
Operating Expenses:
Compensation and benefits	48,938	41,602
Technology and telecommunications	9,481	10,455
Transaction processing services	8,855	5,065
Occupancy	5,643	4,266
Depreciation and amortization	3,503	1,861
Travel and sales promotion	1,520	1,396
Professional fees	1,323	1,150
Amortization of goodwill	—	923
Other operating expenses	2,900	3,454
Total operating expenses	82,163	70,172

Income Before Income Taxes and Minority Interest	25,350	17,599

Provision for income taxes	7,636	5,310
Minority interest expense, net of income taxes	397	397

Net Income	$17,317	$11,892

Basic Earnings Per Share	$0.27	$0.18

Diluted Earnings Per Share	$0.26	$0.18

Comprehensive Income:
Net income	$17,317	$11,892
Other comprehensive income net of tax of $10,360 and $6 for the three months ended June 30, 2002 and 2001, respectively:
Net unrealized investment gain/(loss)	26,141	(1,463)
Net unrealized derivative instrument (loss)/gain	(6,901)	1,475
Other comprehensive income	19,240	12
Comprehensive income	$36,557	$11,904

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Six Months Ended June 30, 2002 and 2001

(Dollars in thousands, except per share data)

	June 30, 2002	June 30, 2001
Common shares
Balance, beginning of period	31,971,404	29,912,711
Exercise of stock options	271,213	311,445
Common stock issuance	61,193	1,645,133
Restricted stock issuance	—	4,000
Stock dividend, two-for-one split	32,168,922	—
Balance, end of period	64,472,732	31,873,289

Treasury shares
Balance, beginning of period	10,814	10,814
Balance, end of period	10,814	10,814

Common stock
Balance, beginning of period	$320	$299
Exercise of stock options	3	4
Common stock issuance	—	16
Stock dividend, two-for-one split	322	—
Balance, end of period	645	319

Surplus
Balance, beginning of period	222,440	95,007
Exercise of stock options	1,861	1,548
Tax benefit from exercise of stock options	2,731	3,741
Common stock issuance	1,835	117,361
Balance, end of period	228,867	217,657

Deferred compensation
Balance, beginning of the period	(2,563)	(247)
Common stock issuance	—	(335)
Amortization of deferred compensation	565	78
Balance, end of period	(1,998)	(504)

Retained earnings
Balance, beginning of period	132,877	85,188
Net income	33,372	22,240
Stock dividend, two-for-one split	(322)	—
Cash dividend, $0.025 and $0.020 per share in the periods ending June 30, 2002 and 2001, respectively	(1,605)	(1,235)
Balance, end of period	164,322	106,193

Accumulated other comprehensive income/(loss), net
Balance, beginning of period	(10,296)	(1,439)
Cumulative effect of a change in accounting principle	—	(3,934)
Net unrealized investment gain	23,153	2,319
Net unrealized derivative instrument loss	(2,429)	(1,628)
Balance, end of period	10,428	(4,682)

Treasury stock
Balance, beginning of period	—	—
Balance, end of period	—	—

Total Stockholders’ Equity	$402,264	$318,983

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six Months Ended June 30, 2002 and 2001

(Dollars in thousands)

	June 30, 2002	June 30, 2001
Cash Flows From Operating Activities:
Net income	$33,372	$22,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,639	4,796
Amortization of deferred compensation	565	(257)
Amortization of premiums on securities, net of accretion of discounts	2,284	(224)
Changes in assets and liabilities:
Accrued interest and fees receivable	(7,957)	(25,404)
Other assets	33,430	(12,383)
Other liabilities	(18,859)	13,464
Total adjustments	16,102	(20,008)
Net cash provided by operating activities	49,474	2,232

Cash Flows From Investing Activities:
Proceeds from maturities of securities available for sale	246,365	197,874
Proceeds from maturities of securities held to maturity	874,839	412,237
Purchases of securities available for sale	(846,149)	(306,876)
Purchases of securities held to maturity	(1,125,935)	(1,591,570)
Purchases of non-marketable equity securities	—	(35,000)
Net (increase)/decrease in federal funds sold and securities purchased under resale agreements	(610,000)	450,000
Net decrease/(increase) in loans	106,264	(1,025)
Purchase of businesses	—	(49,379)
Purchases of fixed assets, capitalized software and leasehold improvements	(23,219)	(20,179)
Net cash used for investing activities	(1,377,835)	(943,918)

Cash Flows From Financing Activities:
Net increase/(decrease) in demand deposits	318,440	(248,112)
Net increase in time and savings deposits	76,207	231,472
Net increase in short-term and other borrowings	933,882	831,910
Proceeds from exercise of stock options	1,864	1,552
Proceeds from issuance of common stock	1,835	117,377
Cash dividends to shareholders	(1,605)	(1,235)
Net cash provided by financing activities	1,330,623	932,964

Net Increase / (Decrease) In Cash And Due From Banks	2,262	(8,722)

Cash and Due From Banks, Beginning of Period	15,605	30,489

Cash and Due From Banks, End of Period	$17,867	$21,767

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$51,075	$77,577
Cash paid for income taxes	$14,962	$9,531

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the six months and the three months ended June 30, 2002 and 2001 is unaudited)

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

On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of May 24, 2002.  All share numbers have been restated to reflect the two-for-one stock split paid June 14, 2002, where applicable.

2.             Interim Financial Statements

The condensed consolidated interim financial statements of the Company and subsidiaries as of June 30, 2002 and 2001 and for the six-month periods and the three-month periods ended June 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America are included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10–K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current periods’ presentation.

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

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the six months ended June 30, 2002. No cash flow hedges were dedesignated or discontinued for the six months ended June 30, 2002.

Net interest income included net gains of $0.6 million and $0.4 million, net of tax, for the six months and three months ended June 30, 2002, respectively, on interest rate swaps relating to SFAS No. 133.  The net gains were $1.7 million and $0.9 million, net of tax, for the six-month and three-month periods, respectively, on changes in the fair value of derivative instruments designated as hedging instruments.  There were also $1.1 million and $0.5 million of derivative losses, net of tax, for the six-month and three-month periods, respectively, that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.  The Company estimates that $0.9 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required.  On January 1, 2002, the Company adopted SFAS No. 142 and ceased amortization of goodwill.  As of June 30, 2002 there was no impairment of goodwill nor is any impairment anticipated for the fiscal year ending December 31, 2002.

3.             Loans

Loans consist of demand loans to custody clients of the Company, including individuals and not–for–profit institutions, and loans to mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at June 30, 2002 and December 31, 2001.  In addition, there were no loan charge-offs or recoveries during the six months ended June 30, 2002 and the year ended December 31, 2001. Loans are summarized as follows (Dollars in thousands):

	June 30, 2002	December 31, 2001
Loans to individuals	$83,200	$181,330
Loans to mutual funds	38,747	50,342
Loans to others	4,002	541
	125,949	232,213
Less allowance for loan losses	(100)	(100)
Total	$125,849	$232,113

The Company had commitments to lend of approximately $669 million and $390 million at June 30, 2002 and December 31, 2001, respectively. The terms of these commitments are similar to the terms of outstanding loans.

4.             Acquisitions

Goodwill related to the Company’s acquisitions is summarized as follows (Dollars in thousands):

	For the Six Months Ended June 30, 2002	For the Year Ended December 31, 2001
Goodwill, beginning of period	$79,969	$34,094
Plus purchase of businesses	—	49,434
Less amortization	—	(3,559)

Goodwill, end of period	$79,969	$79,969

On February 1, 2001, the Company purchased the operations of the advisor custody unit of The Chase Manhattan Bank.  This unit provided institutional custody services to individual accounts holding approximately $27 billion in assets as of February 1, 2001.  These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors.  Pursuant to the terms of the asset purchase agreement, the Company paid to Chase as of closing approximately $31.5 million of the total purchase price, plus another $39.8 million in exchange for the book value of loans to clients.  Under the terms of the asset purchase agreement, the Company is not obligated to make any further purchase price payments to Chase.  The transaction was accounted for as a purchase.

On May 1, 2001, the Company assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (‘BGI’), a large international institutional investment manager.  The unit, located in Sacramento, California, provides custody accounting and other operations functions for BGI’s clients.  The transaction was accounted for as a purchase.

No pro forma financial results of Chase or BGI are presented as they were not material to the Company’s financial condition and operating results for the periods presented.

On January 1, 2002, the Company adopted SFAS No. 142 and ceased amortization of goodwill.  See “Interim Financial Statements” (Footnote 2) for a further discussion of this pronouncement.

5.             Deposits

Time deposits at June 30, 2002 and December 31, 2001 included noninterest-bearing amounts of $90 million.  All time deposits had a minimum balance of $100,000 and a maturity of less than three months at June 30, 2002 and December 31, 2001.

6.             Short-term and other borrowings

The components of short–term and other borrowings are as follows (Dollars in thousands):

	June 30, 2002	December 31, 2001
Federal Home Loan Bank of Boston short-term advances	$400,000	$100,000
Federal funds purchased	330,000	130,000
Federal Home Loan Bank of Boston long-term advances	300,000	300,000
Federal funds purchased-term	25,000	—
Treasury, Tax and Loan account	218	281
Federal Home Loan Bank of Boston overnight advances	—	380,000

Total	$1,055,218	$910,281

The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (“FHLBB”), which is utilized on an overnight and on a term basis to satisfy funding requirements.  The Company has utilized both short-term and long-term features of the term advances.

As of June 30, 2002 and December 31, 2001, there were $300 million of long-term term advances outstanding with interest rates ranging from 3.59% to 5.17%.  Maturities ranged from February 2004 to June 2006 as of June 30, 2002 and ranged from June 2003 to February 2005 as of December 31, 2001.

There were $400 million of short-term term advances outstanding at June 30, 2002 with interest rates ranging from 1.79% to 1.80% maturing in July 2002.   The interest rate on the $100 million short-term term advance outstanding at December 31, 2001 was 1.82% and matured in January 2002.  Outstanding overnight advances were zero at June 30, 2002 and $380 million at December 31, 2001.

The rates on the outstanding balances of federal funds purchased from other banks at June 30, 2002 and December 31, 2001 were 2.00% and 1.61%, respectively.  The rate on federal funds purchased-term was 1.80% at June 30, 2002.

The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account.  The Federal Reserve Bank charges the Company interest at the Federal Funds rate on such deposits.  The interest rate on the outstanding balance was 1.51% at June 30, 2002 and December 31, 2001.

7.             Stockholders’ Equity

As of June 30, 2002, the Company has authorized 1,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, all with a par value of $0.01 per share.

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

On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on May 24, 2002.  The dividend was paid on June 14, 2002.  A total of 32,168,922 shares of common stock were issued in connection with the stock split. The stock split did not result in a change in the $0.01 par value per share of the common stock or in total stockholders’ equity.

The Company has three stock option plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), and the 1997 Employee Stock Purchase Plan.

At the Annual Meeting of Stockholders of the Company held on April 17, 2001, stockholders approved the amendment and restatement of the Company’s Stock Plan to increase the number of shares available for grant pursuant to the plan from 4,640,000 to 6,140,000.  At the Annual Meeting of Stockholders of the Company held on April 23, 2002, stockholders approved the amendment and restatement of the Company’s Stock Plan to increase the number of shares available for grant pursuant to the plan from 6,140,000 to 7,640,000.  Effective with the June 2002 stock split, the number of shares available to grant increased to 15,280,000.  Of the 15,280,000 shares of Common Stock authorized for issuance under the Stock Plan at June 30, 2002, 4,695,508 were available for grant as of that date.  Under the Stock Plan, the Company may grant options to purchase shares of Common Stock to certain employees, consultants, directors and officers.  The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock.  No options were granted to consultants during the six months ended June 30, 2002.

The terms of the Director Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Effective with the June 2002 stock split, the number of shares available to grant increased to 800,000.  Of the 800,000 shares of Common Stock authorized for issuance under the plan, 138,572 were available for grant at June 30, 2002.

Pursuant to the terms of the Director Plan, options to purchase 20,000 shares of Common Stock were awarded on November 8, 1995 to each non-employee director then in office. Each non-employee director receives an automatic annual grant of options to purchase the number of shares then specified by the Director Plan (initially 2,500), as described below.  Additionally, any non-employee director may elect to receive options to acquire shares of the Company’s Common Stock in lieu of such director’s cash retainer.  Any such election is subject to certain restrictions under the Director Plan. The number of shares of stock underlying the option granted in lieu of cash is equal to the quotient obtained by dividing the cash retainer by the fair market value of an option on the date of grant, which is based on the Black-Scholes option-pricing model.

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

The exercise price of options under the Director Plan and the incentive options under the Stock Plan may not be less than the fair market value at the date of the grant.  The exercise price of non-qualified options under the Stock Plan is determined by the compensation committee of the Board of Directors.  All options become exercisable as specified by the compensation committee at the date of the grant.

On February 13, 2001, the Company granted 8,000 shares of Common Stock under the Stock Plan to former employees of the Chase advisor custody unit.  This grant is subject to the Company’s right to repurchase the shares if the employees’ employment with the Company terminates.  The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

On May 1, 2001, the Company granted 58,000 nonqualified stock options under the Stock Plan to former employees of the U.S. asset administration unit of BGI in connection with the assumption of the operations of the unit.  The exercise price of the options is 10% of the fair market value of the Common Stock at the close of market on the date of grant.  The grants are exercisable immediately, but any shares acquired on exercise are subject to the Company’s right to repurchase the shares at the exercise price if the employees’ employment with the Company terminates.  The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

On October 16, 2001, the Company granted 10,000 nonqualified stock options to an officer of the Company under the Stock Plan.  The grants are exercisable immediately, but any shares acquired on exercise are subject to the Company’s right to repurchase the shares at the exercise price if the officer’s employment with the Company terminates.  The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.

The Company has recorded deferred compensation of $2.0 million and $2.6 million at June 30, 2002 and December 31, 2001, respectively, related to the grants described in the above three paragraphs.

Under the terms of the 1997 Employee Stock Purchase Plan, the Company may issue up to 1,120,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The 1997 Employee Stock Purchase Plan permits eligible employees to purchase up to 1,000 shares of Common Stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the market value of the Common Stock on the first business day of the payment period, or (ii) 90% of the market value of the Common Stock on the last business day of the payment period. The payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

A summary of option activity under the Director Plan and the Stock Plan is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2001	6,921,610	$20
Granted	168,433	37
Exercised	(519,316)	7
Canceled	(109,726)	28

Outstanding at June 30, 2002	6,461,001	$21

Outstanding and exercisable at June 30, 2002	3,490,543

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2000	5,793,324	$14
Granted	268,714	30
Exercised	(682,752)	5
Canceled	(25,700)	30

Outstanding at June 30, 2001	5,353,586	$15

Outstanding and exercisable at June 30, 2001	2,659,128

A summary of activity under the 1997 Employee Stock Purchase Plan is as follows (Number of shares):

	For the Six Months Ended June 30, 2002	For the Year Ended December 31, 2001
Total shares available under the Plan, beginning of period	500,764	598,068
Issued at June 30	(61,193)	(41,976)
Issued at December 31	—	(55,328)

Total shares available under the Plan, end of period	439,571	500,764

For the six-month period ended June 30, 2002, the purchase price of the stock was $30.00, or 90% of the market value of the Common Stock on the first business day of the payment period ending June 30, 2002.

For the year ended December 31, 2001, the purchase price of the stock was $30.25 and $29.875, or 90% of the market value of the Common Stock on the first business day of the payment periods ending June 30, 2001 and December 31, 2001, respectively.

Earnings Per Share—Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
Income available to common stockholders	$33,372	$22,240	$17,317	$11,892

Basic average shares	64,249,041	62,801,858	64,312,901	63,574,862
Dilutive effect of stock options	2,304,103	2,552,634	2,279,235	2,455,092
Diluted average shares	66,553,144	65,354,492	66,592,136	66,029,954

Earnings per share:
Basic	$0.52	$0.35	$0.27	$0.18

Diluted	$0.50	$0.34	$0.26	$0.18

8.             Off–Balance Sheet Financial Instruments

Lines of Credit—At June 30, 2002, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $669 million, against which $66 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

On behalf of its clients, the Company lends its securities to creditworthy brokers and other institutions.  In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities.  The Company requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of domestic securities borrowed and 105% of the fair market value of international securities borrowed.  The borrowed securities are revalued daily to determine if additional collateral is necessary.  The Company held, as collateral, cash and U.S. government securities totaling approximately $2.7 billion and $2.1 billion for indemnified securities on loan at June 30, 2002 and December 31, 2001, respectively.

9.             Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The reserve balance with the Federal Reserve Bank (“FRB”) as of June 30, 2002 was approximately $14.0 million.  In addition, other cash balances in the amount of approximately $12.4 million were pledged to secure clearings with a depository institution, Depository Trust Company, as of June 30, 2002.

Lease Commitments— Minimum future commitments on noncancelable operating leases at June 30, 2002 were as follows (Dollars in thousands):

Fiscal Year Ending	Premises	Equipment	Total
2002	$9,244	$2,728	$11,972
2003	17,325	4,189	21,514
2004	16,745	2,278	19,023
2005	16,819	259	17,078
2006 and beyond	50,790	31	50,821
Total	$110,923	$9,485	$120,408

Total rent expense was $14.0 million and $10.3 million for the six months ended June 30, 2002 and 2001, respectively.  Total rent expense was $6.9 million and $5.1 million for the three months ended June 30, 2002 and 2001, respectively.

Effective January 1, 2000, the Company renewed its five–year service agreement with Electronic Data Systems (“EDS”), which now expires on December 31, 2005.  Under the terms of the agreement, the Company agreed to pay certain monthly service fees based on usage.  Service expense under this contract was $3.4 million and $2.1 million for the six months ended June 30, 2002 and 2001, respectively, and was $1.7 million and $1.1 million for the three months ended June 30, 2002 and 2001, respectively.

In 2001, the Company renewed its agreement with SEI Investments Company, which now expires on December 31, 2005.  Under the terms of the agreement, the Company agreed to pay certain monthly service fees based upon usage.  Service expense under this contract was $2.7 million and $1.8 million for the six months ended June 30, 2002 and 2001, respectively, and was $1.3 million and $0.9 million for the three months ended June 30, 2002 and 2001, respectively.

Contingencies—The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies.  The core services include global custody, multicurrency accounting and mutual fund administration.  The value-added services include securities lending, foreign exchange and cash management.  Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there are no contingent liabilities at June 30, 2002 that are material to the consolidated financial position or results of operations of the Company.

In June 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue (‘DOR’) a Notice of Intent to Assess additional state excise taxes of approximately $5.5 million plus interest and penalties with respect to the Bank’s tax years ended December 31, 1999 and December 31, 2000.

The DOR contends that dividend distributions to the Bank by Investors Funding Corp. (‘IFC’), a real estate investment trust 99.9% owned by the Bank, are fully taxable in Massachusetts.  The Company, after consultation with its advisors, believes that the Massachusetts statute that provides for a dividend received deduction equal to 95% of certain dividend distributions applies to the distributions made by IFC to the Bank.  Accordingly, no provision has been made in the Company’s financial statements for the amounts assessed or additional amounts that might be assessed in the future.

The Company has been informed that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their 1999 and 2000 Massachusetts financial institution excise tax return.  Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.  The Company intends to appeal the assessment and to pursue all available means to defend its position vigorously.

On January 16, 2001, Mopex, Inc. filed an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302 (the “Complaint”), in the United States District Court for the Northern District of Illinois.  In the Complaint, Mopex alleges that the Company and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringed U.S. Patent No. 6,088,685, entitled, “Open End Mutual Fund Securitization Process,” assigned to Mopex.  In particular, Mopex alleges that the ‘685 patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds.  The Complaint seeks injunctive relief, damages, and enhanced remedies (including attorneys’ fees and treble damages).  On April 3, 2001, the Company filed an answer and counterclaim, denying any liability on Mopex’s claim and seeking a declaratory judgment that the ‘685 patent is invalid and not infringed by the Company’s activities.  The Company, which is indemnified by the iShares Trust for certain defense costs and damages resulting from Mopex’s claim, believes the claim is without merit.

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

In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Company continues to investigate this matter. The Company has notified its insurers and intends to defend itself vigorously. Based on its investigation through June 30, 2002, the Company’s management does not expect this matter to have a material adverse effect on its results of operations and financial condition.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2002, the most recent notification from the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category. The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2002:
Total Capital (to Risk Weighted Assets—the Company)	$336,256	16.68%	$161,294	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$330,718	16.40%	$161,278	8.00%	$201,598	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$336,156	16.67%	$80,647	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$330,618	16.40%	$80,639	4.00%	$120,959	6.00%
Tier I Capital (to Average Assets—the Company)	$336,156	5.74%	$234,353	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$330,618	5.64%	$234,320	4.00%	$292,900	5.00%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets—the Company)	$297,479	16.77%	$141,932	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$293,706	16.56%	$141,898	8.00%	$177,373	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$297,379	16.76%	$70,966	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$293,606	16.55%	$70,949	4.00%	$106,424	6.00%
Tier I Capital (to Average Assets—the Company)	$297,379	5.88%	$202,377	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$293,606	5.80%	$202,334	4.00%	$252,917	5.00%

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

11.          Segment Reporting

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue				Long-Lived Assets
	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,		June 30,	December 31,
	2002	2001	2002	2001	2002	2001
Geographic Information:
United States	$204,758	$153,721	$104,146	$85,245	$138,709	$122,200
Ireland	5,275	3,637	2,873	1,969	465	370
Canada	973	1,052	473	536	7	17
Cayman Islands	42	43	21	21	—	—

Total	$211,048	$158,453	$107,513	$87,771	$139,181	$122,587

BGI accounted for 16.66% and 17.43% of the Company’s consolidated net operating revenues for the six months and three months ended June 30, 2002, respectively.

The following represents the Company’s asset servicing fees by service line (Dollars in thousands):

	Asset Servicing Fees
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
Asset servicing fees by service line:
Custody, accounting, transfer agency, and administration	$110,979	$86,646	$57,171	$47,986
Foreign exchange	11,037	8,058	6,181	4,101
Cash management	7,946	7,339	3,752	4,279
Securities lending	6,243	4,852	3,605	2,656
Investment advisory	3,596	1,595	1,878	1,036

Total	$139,801	$108,490	$72,587	$60,058

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

Investors Financial Services Corp.

Boston, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries as of June 30, 2002, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods then ended, and the condensed consolidated statements of stockholders’ equity and cash flows for the six-month period then ended.  These financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 14, 2002

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

We provide a broad range of services to a variety of financial asset managers.  These services include our core services, global custody, multicurrency accounting and mutual fund administration, as well as our value-added services, such as securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services and lines of credit.  At June 30, 2002, we provided services for approximately $835 billion in net assets, including approximately $105 billion of foreign net assets.

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

On February 1, 2001, we purchased the operations of the advisor custody unit of The Chase Manhattan Bank (“Chase”).  This unit provided institutional custody services to individual accounts holding approximately $27 billion in assets as of February 1, 2001.  These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors.  Pursuant to the terms of the asset purchase agreement, we paid to Chase at the closing of the transaction approximately $31.5 million of the total purchase price, plus another $39.8 million in exchange for the book value of loans to its clients.  Under the terms of the asset purchase agreement, we are not obligated to make any further purchase price payments to Chase.  The transaction was accounted for as a purchase.

On May 1, 2001, we assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (“BGI”), a large international institutional investment manager.  The unit, located in Sacramento, California, provides custody, fund accounting and other operations functions for BGI’s clients.  The transaction was accounted for as a purchase.

On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend payable to shareholders of record as of May 24, 2002.  The dividend was paid on June 14, 2002.

In June 2002, we received from the Commonwealth of Massachusetts Department of Revenue a Notice of Intent to Assess additional state excise taxes of approximately $5.5 million plus interest and penalties with respect to Investors Bank’s tax years ended December 31, 1999 and December 31, 2000.

The Department of Revenue contends that dividend distributions to Investors Bank by Investors Funding Corp., a real estate investment trust 99.9% owned by Investors Bank, are fully taxable in Massachusetts.  After consultation with our advisors, we believe that the Massachusetts statute that provides for a dividend received deduction equal to 95% of certain dividend distributions applies to the distributions made by Investors Funding to Investors Bank.  Accordingly, no provision has been made in our financial statements for the amounts assessed or additional amounts that might be assessed in the future.

We have been informed that the Department of Revenue has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their 1999 and 2000 Massachusetts excise tax return.  Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.  We intend to appeal the assessment and to pursue all available means to defend our position vigorously.

Revenue and Expense Overview

We derive our revenue from financial asset servicing.  Although interest income and noninterest income are reported separately for financial statement presentation purposes, our clients view the pricing of our service offerings on a bundled basis.  In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from the relationship.  Accordingly, we believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 33% and 22% to $211.0 million and $107.5 million from $158.5 million and $87.8 million for the six months and three months ended June 30, 2002 and 2001, respectively.  Net income increased 50% and 46% to $33.4 million and $17.3 million from $22.2 million and $11.9 million for the six months and three months ended June 30, 2002 and 2001, respectively.

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

If the value of equity assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 3% in our earnings per share.  If the value of fixed income assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 2% in our earnings per share.  In practice, earnings per share do not track precisely to the value of the equity markets because conditions present in a market decline may generate offsetting increases in other revenue items.  For example, market volatility often results in increased transaction fee revenue.  Also, market declines may result in increased interest income and sweep fee income as clients move larger amounts of assets into cash management vehicles that we offer.  As a result, our earnings have remained strong despite the recent steep declines in the broad equity markets.  However, there can be no assurance that these offsetting revenue increases will continue.

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

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the six months ended June 30, 2002.  No cash flow hedges were dedesignated or discontinued for the six months ended June 30, 2002.

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

Stock-Based Compensation — We account for stock-based compensation using the intrinsic value-based method of Accounting Principles Board (‘APB’) No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, no compensation costs are recognized because the option exercise price is equal to the fair market price of the common stock on the date of the grant.  If SFAS No. 123 were adopted, stock options would be valued at grant date using the Black-Scholes valuation model and compensation costs would be recognized pro rata over the vesting period. The Black-Scholes option-pricing model uses assumptions including the expected life of an option, the expected volatility of the underlying stock and an assumed risk-free interest rate.

We reported a 37% dilution in earnings per share for the fiscal year ended December 31, 2001 using the following assumptions: an expected volatility of 57%, an expected option life of 10 years, an assumed risk-free interest rate of 5.16% and a dividend yield of 0.12%.  During the quarter, we reexamined the actual expected life of our options and the volatility of our stock, and determined our historical option life to be less than four years and the related volatility to be 55%.  Since SFAS No. 123 requires us to use an option life no less than the vesting period, a four-year life was chosen.  Based upon an expected option life of four years and the related volatility of 55% over the same period, the dilution in earnings per share for the year ended December 31, 2001 would have been 20% versus the 37% that was previously disclosed in our December 31, 2001 annual report on Form 10-K.

Capitalized Software Costs — Capitalized software costs are accounted for under the method prescribed by AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ,” (‘SOP 98-1’) and are included within the furniture, fixtures and equipment component.  Capitalized software costs are amortized over the estimated useful life, not to exceed 5 years.  Our policy is to capitalize costs relating to system development projects that provide significant functionality enhancements.  Assets are placed in service and depreciation and/or amortization commences when successful testing has been achieved.  Please see the “Capital Resources” section of this Report regarding capitalized software expenditures made during the six months ended June 30, 2002 and 2001.

New Accounting Principles — On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required.  This Statement eliminates the amortization of goodwill, and requires that goodwill be reviewed at least annually for impairment.  This Statement affects all goodwill recognized on our consolidated balance sheet, regardless of when the assets were initially recorded.  Upon adoption of SFAS No. 142, we ceased amortization of goodwill.  As of June 30, 2002 there was no impairment of goodwill nor is any impairment anticipated for the fiscal year ending December 31, 2002.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees or information included in our filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, interest rate conditions, interest rate sensitivity, impairment of goodwill, the timing and effect on earnings of derivative gains and losses, the effect on earnings of declines in equity values, and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

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

We base some of our fees on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates or the securities markets as these fluctuations affect the market value of assets processed.  Current market conditions, including the recent decline in equity markets, adversely affect our asset-based fees.  While reductions in these fees may be offset by increases in other sources of revenue, continued downward movement of the broad equity markets will have an adverse impact on our earnings.  Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  Also, our net interest income is earned by investing depositors’ funds and making loans.  Rapid changes in interest rates or changes in the relationship between different index rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios.

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

As a result of our assumption of the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (‘BGI’) in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 17% of our net operating revenue during the six months and three months ended June 30, 2002.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons.  The loss of BGI’s business would cause our net operating revenue to decline and would have a material adverse effect on our quarterly and annual results.

We may not win our appeal of the Massachusetts Department of Revenue Notice of Assessment.

We received from the Commonwealth of Massachusetts Department of Revenue a Notice of Intent to Assess additional state excise taxes with respect to the years 1999 and 2000.  After consultation with our advisors, we do not believe that we owe the additional excise tax.  The Company intends to appeal the assessment and to pursue all available means to defend its position vigorously.  Legal proceedings to appeal and defend our position could be expensive and divert management’s attention.  In addition, if we do not prevail, payment of the additional excise tax would have a material adverse impact on our earnings for the period in which we pay the assessment.

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

Statement of Operations

Comparison of Operating Results for the Six Months and the Three Months Ended June 30, 2002 and 2001

Noninterest Income

Noninterest income was $140.9 million for the six months ended June 30, 2002, up 28% from the same period in 2001, and was $73.1 million for the three months ended June 30, 2002, up 20% from the same period in 2001.  Noninterest income consists of the following items (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2002	2001	Change	2002	2001	Change
Asset servicing fees	$139,801	$108,490	29%	$72,587	$60,058	21%
Other operating income	1,130	1,549	(27)%	546	768	(29)%

Total noninterest income	$140,931	$110,039	28%	$73,133	$60,826	20%

Asset servicing fees for the six months ended June 30, 2002 increased 29% to $139.8 million from the same period in 2001, and were $72.6 million for the three months ended June 30, 2002, up 21% from the same period in 2001.  The change in asset servicing fees includes approximately $19.7 million and $6.3 million relating to the asset administration operations assumed from BGI for the six months and three months ended June 30, 2002, respectively.  The largest component of asset servicing fees is asset-based fees, which increased due to the increase in assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services and lines of credit.  Total net assets processed increased $21 billion from $814 billion at December 31, 2001 to $835 billion at June 30, 2002, and increased $4 billion from $831 billion at March 31, 2002.  Changes in net assets processed include the following components (Dollars in billions):

	For the Six Months Ended June 30, 2002	For the Three Months Ended June 30, 2002
Sales to new clients	$19	$19
Further penetration of existing clients	16	11
Fund flows and market loss	(14)	(26)

Net increase in assets processed	$21	$4

Another significant portion of the increase in asset servicing fees resulted from our success in marketing ancillary services, such as foreign exchange, securities lending, and mutual fund advisory services.

Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (“FHLBB”) stock investment and miscellaneous fees for systems consulting services. The decrease in other operating income for the six months ended June 30, 2002  resulted primarily from the decrease in income from consulting services performed for clients compared to the same period in 2001.  The decrease in other operating income for the three months ended June 30, 2002 was due to the decrease in FHLBB stock dividend income resulting from a decrease in the dividend rate paid on the FHLBB stock.  This decrease was offset by an increase in the average investment in FHLBB stock during the three months ended June 30, 2002 compared to the same period in 2001.

Operating Expenses

Total operating expenses were $162.2 million for the six months ended June 30, 2002, up 30% from the same period in 2001.  For the three months ended June 30, 2002, total operating expenses were $82.2 million, up 17% from the same period in 2001.  The components of operating expenses were as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2002	2001	Change	2002	2001	Change

Compensation and benefits	$98,868	$75,516	31%	$48,938	$41,602	18%
Technology and telecommunications	18,836	18,497	2%	9,481	10,455	(9)%
Transaction processing services	15,385	7,639	101%	8,855	5,065	75%
Occupancy	11,406	7,802	46%	5,643	4,266	32%
Depreciation and amortization	6,639	3,223	106%	3,503	1,861	88%
Professional fees	2,795	1,895	47%	1,323	1,150	15%
Travel and sales promotion	2,754	2,394	15%	1,520	1,396	9%
Amortization of goodwill	—	1,573	(100)%	—	923	(100)%
Other operating expenses	5,469	6,486	(16)%	2,900	3,454	(16)%

Total operating expenses	$162,152	$125,025	30%	$82,163	$70,172	17%

Compensation and benefits expense was $98.9 million for the six months ended June 30, 2002, up 31% from the same period in 2001, and was $48.9 million for the three months ended June 30, 2002, up 18% from the same period in 2001.  The average number of employees increased 28% to 2,623 during the six months ended June 30, 2002 from 2,045 for the same period last year.  The average number of employees for the three months ended June 30, 2002 was 2,647, up 19% compared to 2,216 during the same period in 2001.  We increased the number of employees to support the expansion of client relationships and to service new business acquisitions.  We added approximately 130 employees in connection with the Chase acquisition and approximately 370 employees in connection with the BGI business unit assumption.  In addition, compensation expense related to our management-incentive plans increased $4.9 million for the six months ended June 30, 2002 and $0.3 million for the three months ended June 30, 2002.  The increases result from higher earnings and additional incentive-eligible managers.  Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $4.5 million for the six months ended June 30, 2002, and $1.5 million for the three months ended June 30, 2002, consistent with the increased headcount.

Technology and telecommunications expense was $18.8 million for the six months ended June 30, 2002, up 2% from the same period in 2001, and was $9.5 million for the three months ended June 30, 2002, down 9% from the same period in 2001.  Increased hardware, software, mainframe and trust processing and telecommunications expenditures needed to support the growth in assets processed accounted for $5.1 million and $2.1 million of the six- and three-month increases, respectively.  These were offset by decreased expenses of $4.8 million and $3.0 million for the six- and three-month periods, respectively, related to outsourced network monitoring, help desk and other outsourced services required in 2001, and not in 2002, primarily due to the Chase acquisition.

Transaction processing services expense was $15.4 million for the six months ended June 30, 2002, up 101% from the same period in 2001.  For the three months ended June 30, 2002, transaction processing services expense was $8.9 million, up 75% from the same period last year.  The increase relates primarily to increased subcustodian fees, driven by increased volumes of transactions and growth in assets processed for clients, largely a result of the BGI U.S. asset administration unit assumption in May 2001.

Occupancy expense was $11.4 million for the six months ended June 30, 2002, up 46% from the same period in 2001 and was $5.6 million for the three months ended June 30, 2002, up 32% compared to the same period in 2001. These increases were primarily due to increased space resulting from the California offices assumed from BGI and increased space in our Boston, New York, and Dublin offices.

Depreciation and amortization expense was $6.6 million for the six months ended June 30, 2002, up 106% from the same period in 2001, and was $3.5 million for the three months ended June 30, 2002, up 88% from the same period in 2001.  These increases resulted from completion of capitalized software projects and their placement into service.

Professional fees were $2.8 million for the six months ended June 30, 2002, up 47% from the same period in 2001, and $1.3 million for the three months ended June 30, 2002, up 15% from the same period in 2001.  The increases were primarily due to increased fees associated with the Merrimac Master Portfolio, an investment company for which the Company acts as advisor.  These fees are asset-based and the increases result from growth in the size of the portfolio.  Also included in professional fees are increased accounting, legal and consulting services provided during the periods.

Travel and sales promotion expense was $2.8 million for the six months ended June 30, 2002, up 15% from the same period in 2001, and $1.5 million for the three months ended June 30, 2002, up 9% from the same period in 2001. These increases were due to the increased level of business activity and the addition of a California office in May 2001.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites, to our offices in New York and California and to our foreign subsidiaries.

Amortization of goodwill expense ended as of January 1, 2002, as a result of the adoption of SFAS No. 142.  Please refer to the “Significant Accounting Policies” section for a further discussion of this pronouncement.

Other operating expenses were $5.5 million and $2.9 million for the six months and three months ended June 30, 2002, respectively, down 16% compared to the same periods in 2001.  Other operating expenses include fees for recruiting, office supplies and postage, storage, temporary help, client accommodations and various regulatory fee assessments.  Recruiting and temporary help expenses accounted for $0.3 million and $0.1 million of the six-month and three-month period to period decreases.  Client accommodations incurred for the six months and three months ended June 30, 2002 decreased $1.1 million and $0.7 million, respectively, compared to the same periods in 2001.  Growth in assets processed accounted for the remainder of the change in other operating expenses.

Net Interest Income

Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates compared to the same periods in 2001. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Six Months Ended June 30, 2002			For the Three Months Ended June 30, 2002
	Change Due to Volume	Change Due to Rate	Net	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$(380)	$(609)	$(989)	$83	$(210)	$(127)
Investment securities	37,851	(39,409)	(1,558)	16,563	(18,660)	(2,097)
Loans	(66)	(821)	(887)	(72)	(453)	(525)

Total interest-earning assets	$37,405	$(40,839)	$(3,434)	$16,574	$(19,323)	$(2,749)

Interest-earning liabilities:
Deposits	$577	$(16,280)	$(15,703)	$(953)	$(5,914)	$(6,867)
Borrowings	19,976	(29,410)	(9,434)	8,236	(11,553)	(3,317)

Total interest-bearing Liabilities	$20,553	$(45,690)	$(25,137)	$7,283	$(17,467)	$(10,184)

Change in net interest Income	$16,852	$4,851	$21,703	$9,291	$(1,856)	$7,435

Net interest income was $70.1 million for the six months ended June 30, 2002, up 45% from the same period in 2001.  Net interest income was $34.4 million for the three months ended June 30, 2002, up 28% from the same period in 2001.  The improvement in net interest income primarily reflects the positive effect of balance sheet growth driven by increased client deposits and borrowings and a more favorable interest rate environment.  The net interest margin increased 17 basis points to 2.62% for the six months ended June 30, 2002, compared to last year.  The net interest margin decreased 3 basis points to 2.45% for the three months ended June 30, 2002, compared to the same period last year, due to prepayment costs incurred in the second quarter of 2002 associated with replacing borrowed funds at a more favorable rate.

Average interest-earning assets, primarily investment securities, increased $1.4 billion or 35% for the six months ended June 30, 2002 and increased $1.3 billion or 29% for the three months ended June 30, 2002 compared to the same periods last year.  Funding for the asset growth for the six-month period was provided by an increase in average borrowings, primarily Federal funds purchased, client and wholesale repurchase agreements and FHLBB advances, of $1.3 billion and an increase in average client deposits of $95 million.  Funding for the asset growth for the three-month period was provided by an increase in average borrowings of $1.3 billion offset by a decrease in average client deposits of $78 million.  The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $16.9 million and $9.3 million for the six months and three months ended June 30, 2002, respectively.

Average yield on interest-earning assets was 4.52% for the six months ended June 30, 2002, down 177 basis points from the same period in 2001, and was 4.46% for the three months ended June 30, 2002, down 156 basis points from the same period in 2001.  The average rate paid on interest-bearing liabilities was 2.10% for the six months ended June 30, 2002, down 222 basis points from the same period in 2001.  The average rate paid on interest-bearing liabilities was 2.20% for the three months ended June 30, 2002, down 174 basis points from the same period in 2001.  The decreases reflect the lower interest rate environment for both the six months and three months ended June 30, 2002 compared to the same periods in 2001.  The effect on net interest income due to changes in rates was an increase of approximately $4.9 million and a decrease of $1.9 million for the six months and three months ended June 30, 2002, respectively.

During the past 24 months, our net interest margin has been unusually favorable.  While interest rates remain low, the yield curve is flattening, meaning the difference between short-term interest rates and long-term interest rates is decreasing.  In addition, with mortgage rates at historic lows, refinancing activities increase, resulting in prepayments of higher yielding mortgage-backed securities that we hold.  These factors, among others, may decrease our net interest margin to more traditional levels and reduce the unusually high growth rates in net interest income that we have experienced during the last two years.

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

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the six months ended June 30, 2002. No cash flow hedges were dedesignated or discontinued for the six months ended June 30, 2002.

Net interest income included net gains of $0.6 million and $0.4 million, net of tax, for the six months and three months ended June 30, 2002, respectively, on interest rate swaps relating to SFAS No. 133.  The net gains were $1.7 million and $0.9 million, net of tax, for the six-month and three-month periods, respectively, on changes in the fair value of derivative instruments designated as hedging instruments.  There were also $1.1 million and $0.5 million of derivative losses, net of tax, for the six-month and three-month periods, respectively, that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.  The Company estimates that $0.9 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

Income Taxes

Taxes for the six months ended June 30, 2002 were $14.7 million, up 42% from the same period in 2001.  Taxes for the three months ended June 30, 2002 were $7.6 million, up 44% from the same period in 2001.  The increases in tax expense reflect the higher level of pretax income during both periods.  The effective tax rate for the six- and three-month periods ended June 30, 2002 was 30%, down from 31% for the six-month period last year, and consistent with 30% for the three–month period last year.   The decrease in the effective tax rate reflects our increased investment in nontaxable municipal securities in 2002.

Financial Condition

Investment Portfolio

The following table summarizes our investment portfolio for the dates indicated (Dollars in thousands):

	June 30, 2002	December 31, 2001
Securities held to maturity:
Mortgage-backed securities	$2,444,513	$2,585,287
Federal agency securities	834,763	456,108
State and political subdivisions	105,501	91,888
Foreign government securities	—	2,501

Total securities held to maturity	$3,384,777	$3,135,784

Securities available for sale:
Mortgage-backed securities	$1,798,106	$1,228,841
Federal agency securities	30,741	30,848
Corporate debt	159,085	120,505
State and political subdivisions	268,952	241,467

Total securities available for sale	$2,256,884	$1,621,661

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

We invest in municipal securities to generate stable, tax advantaged income.  Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but the after-tax yields are comparable.  Municipal securities are subject to credit risk, however, all municipal securities are AAA rated and are purchased with municipal bond insurance or are backed by government agency issued mortgages.

The book value and weighted average yield of our securities held to maturity at June 30, 2002 are reflected in the following table (Dollars in thousands):

	Years to Maturity
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$309,544	5.06%	$1,618,734	4.48%	$419,283	4.08%	$96,952	3.92%
Federal agency securities	5,000	6.30%	14,981	3.83%	418,081	3.83%	396,701	3.83%
State and political subdivisions	—	—	2,326	5.14%	5,889	5.14%	97,286	5.14%
Total securities held to maturity	$314,544	5.08%	$1,636,041	4.48%	$843,253	3.96%	$590,939	4.06%

The carrying value and weighted average yield of our securities available for sale at June 30, 2002 are reflected in the following table (Dollars in thousands):

	Years to Maturity
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—	$737,713	5.57%	$63,936	5.86%	$996,457	5.56%
Federal agency securities	—	—	30,741	5.64%	—	—	—	—
Corporate debt	—	—	—	—	—	—	159,085	2.79%
State and political subdivisions	3,606	4.68%	35,710	4.68%	187,501	4.68%	42,135	4.68%
Total securities available for sale	$3,606	4.68%	$804,164	5.53%	$251,437	4.98%	$1,197,677	5.16%

Loan Portfolio

The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

	June 30, 2002	December 31, 2001

Loans to individuals	$83,200	$181,330
Loans to mutual funds	38,747	50,342
Loans to others	4,002	541
	125,949	232,213
Less: allowance for loan losses	(100)	(100)

Net loans	$125,849	$232,113

Floating Rate	$125,929	$232,189
Fixed Rate	20	24

	$125,949	$232,213

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

At June 30, 2002, our only lending concentrations that exceeded 10% of total loan balances, were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our credit loss experience has been excellent.  There have been no loan charge-offs or adverse credit actions in our history.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of June 30, 2002, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at June 30, 2002.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

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

Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities.  These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements.  For example, we have established a policy limit stating that projected net interest income over the next 12 months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over 12 months.  Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our capital.  Due to current interest rate levels, the Company’s Board of Directors has approved a temporary exception to the 10% limit for decreases in interest rates.  The Board of Directors approved the policy exception because, with the Federal Funds target rate currently at 1.75%, a 200 basis point further reduction would move rates into a negative position and is therefore not likely to occur.

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

The results of the income simulation model as of June 30, 2002 and 2001 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 4.56% and 5.44%, respectively.  A downward shift of 200 basis points would result in a decrease in projected net interest income of 14.34%

at June 30, 2002, an exception to policy approved by the Board of Directors, and a decrease in projected net interest income of 2.88% at June 30, 2001.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the table below, at June 30, 2002, interest-bearing liabilities repriced faster than interest-earning assets, as has been typical for us.  Generally speaking, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income.  However, at the current absolute level of interest rates, lower interest rates may also lead to lower net income due to a diminished ability to lower interest-bearing liabilities, including certain client funds, as rates approach zero.  Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at June 30, 2002 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total
Interest-earning assets (1):
Investment securities (2)	$2,726,095	$424,850	$588,747	$1,503,928	$398,041	$5,641,661
Federal funds sold and securities purchased under repurchase agreements	610,000	—	—	—	—	610,000
Loans—variable rate	125,829	—	—	—	—	125,829
Loans—fixed rate	20	—	—	—	—	20
Total interest—earning assets	$3,461,944	$424,850	$588,747	$1,503,928	$398,041	$6,377,510
Interest-bearing liabilities:
Demand deposit accounts	$—	$—	$—	$—	$—	$—
Savings accounts	1,661,322	—	—	28,976	—	1,690,298
Interest rate contracts	(880,000)	60,000	120,000	700,000	—	—
Short-term and other borrowings	3,107,475	—	—	400,000	—	3,507,475
Total interest-bearing liabilities	$3,888,797	$60,000	$120,000	$1,128,976	$—	$5,197,773
Net interest-sensitivity gap during the period	$(426,853)	$364,850	$468,747	$374,952	$398,041	$1,179,737

Cumulative gap	$(426,853)	$(62,003)	$406,744	$781,696	$1,179,737
Interest-sensitive assets as a percent of interest sensitive liabilities (cumulative)	89.02%	98.43%	110.00%	115.04%	122.70%
Interest-sensitive assets as a percent of total assets (cumulative)	51.50%	57.82%	66.58%	88.95%	94.87%

Net interest-sensitivity gap as a percent of total assets	(6.35)%	5.43%	6.97%	5.58%	5.92%
Cumulative gap as a percent of total assets	(6.35)%	(0.92)%	6.05%	11.63%	17.55%

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

Our primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and the ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.05 per share for 2002 (approximately $3.2 million based upon 64,472,732 shares outstanding as of June 30, 2002).

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

We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal funds overnight rate.  The aggregate amount of these borrowing arrangements as of June 30, 2002 was $1.3 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties.  Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at June 30, 2002 was $2.5 billion.

We also have a borrowing arrangement with the FHLBB.  We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold.  We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.  The aggregate amount of borrowing available to us under this arrangement at June 30, 2002 was $1.9 billion.  The amount outstanding under this arrangement at June 30, 2002 was $0.7 billion.

Our cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $49.5 million for the six months ended June 30, 2002.  Net cash used for investing activities for the six months ended June 30, 2002 was $1.4 billion, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities and increased Federal funds sold and securities purchased under resale agreements.  Net cash provided by financing activities, consisting primarily of increased short-term and other borrowings and demand deposits, was $1.3 billion for the six months ended June 30, 2002.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease microcomputers through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $23.2 million and $20.2 million for the six months ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002, capital expenditures were comprised of approximately $16.3 million in capitalized software and projects in process, $6.6 million in fixed assets and $0.3 million in leasehold improvements.  For the six months ended June 30, 2001, capital expenditures were comprised of approximately $10.7 million in fixed assets, $6.0 million in capitalized software and projects in process and $3.5 million in leasehold improvements.

Stockholders’ equity at June 30, 2002 was $402.3 million, up 17%, from December 31, 2001.  The ratio of stockholders’ equity to assets decreased to 6.0% at June 30, 2002 from 6.5% at December 31, 2001.

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

The following table summarizes our Tier I and total capital ratios at June 30, 2002 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$336,156	16.67%
Tier I capital minimum requirement	80,647	4.00%

Excess Tier I capital	$255,509	12.67%

Total capital	$336,256	16.68%
Total capital minimum requirement	161,294	8.00%

Excess total capital	$174,962	8.68%

Risk adjusted assets, net of intangible assets	$2,016,170

The following table summarizes Investors Bank’s Tier I and total capital ratios at June 30, 2002 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$330,618	16.40%
Tier I capital minimum requirement	80,639	4.00%

Excess Tier I capital	$249,979	12.40%

Total capital	$330,718	16.40%
Total capital minimum requirement	161,278	8.00%

Excess total capital	$169,440	8.40%

Risk adjusted assets, net of intangible assets	$2,015,979

In addition to the risk–based capital guidelines, the FRB and the FDIC use a “Leverage Ratio” as an additional tool to evaluate capital adequacy.  The Leverage Ratio is defined to be a company’s Tier I capital divided by its adjusted total average assets.  The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% for top-rated banking institutions not experiencing a period of rapid growth.  All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%.  The computation of the risk–based capital ratios and the Leverage Ratio requires that our capital and that of the Bank be reduced by most intangible assets.  Our Leverage Ratio at June 30, 2002 was 5.74%, which is in excess of regulatory requirements.  Investors Bank’s Leverage Ratio at June 30, 2002 was 5.64%, which is in excess of regulatory requirements.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Federal funds sold and securities purchased under resale agreements	$24,652	$207	1.68%	$43,536	$1,196	5.49%
Investment securities (1)	5,229,213	119,016	4.55%	3,805,830	120,574	6.34%
Loans (2)	107,614	1,961	3.64%	110,225	2,848	5.17%
Total interest-earning assets	5,361,479	121,184	4.52%	3,959,591	124,618	6.29%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	333,483			223,127
Total assets	$5,694,862			$4,182,618
Interest bearing liabilities:
Deposits:
Demand	$1,660	$4	0.48%	$3,974	$39	1.96%
Savings	1,707,024	20,999	2.46%	1,682,005	36,678	4.36%
Time	2,809	24	1.71%	481	13	5.41%
Short-term borrowings	2,748,225	17,765	1.29%	1,643,685	34,566	4.21%
Other borrowings	398,343	12,275	6.16%	197,532	4,908	4.97%
Total interest-bearing liabilities	4,858,061	51,067	2.10%	3,527,677	76,204	4.32%
Noninterest-bearing liabilities
Demand deposits	201,633			176,483
Savings	83,032			63,286
Noninterest-bearing time deposits	90,000			65,000
Other liabilities	65,092			46,459
Total liabilities	5,297,818			3,878,905
Trust preferred stock	24,281			24,252
Equity	372,763			279,461
Total liabilities and equity	$5,694,862			$4,182,618
Net interest income		$70,117			$48,414
Net interest margin (3)			2.62%			2.45%
Average interest rate spread (4)			2.42%			1.97%
Ratio of interest-earning assets to interest-bearing liabilities			110.36%			112.24%

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on Tuesday, April 23, 2002.  A vote was proposed to:

•                          Elect each of Donald G. Friedl and Phyllis S. Swersky as a Class I director of the Company, to serve for a three-year term and until his and her successor is elected and qualified.

•                          To approve an amendment and restatement of the Company’s Amended and Restated 1995 Stock Plan to increase the number of authorized shares available for grant pursuant to the plan.

•                          To approve an amendment and restatement of the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan.

•                          To ratify the selection of Deloitte & Touche LLP as our independent auditors for our fiscal year ending December 31, 2002.

All proposals were approved.  The voting results were as follows:

		Votes For	Votes Against	Votes Withheld	Abstained
(1)	Donald G. Friedl	28,698,574	N/A	292,676	N/A
	Phyllis S. Swersky	28,541,222	N/A	450,028	N/A
(2)	Amendment and restatement of the 1995 Stock Plan	22,286,883	6,650,768	N/A	53,599
(3)	Amendment and restatement of 1995 Non-Employee Director Stock Option Plan	27,089,642	1,819,108	N/A	82,500
(4)	Deloitte & Touche LLP	28,410,897	556,936	N/A	23,417

Proposals 2 and 3 regarding the Amended and Restated 1995 Stock Plan and Amended and Restated Non-Employee Director Stock Option Plan are discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements presented in this Report.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  On April 15, 2002 and June 26, 2002, the Company filed current reports on Form 8-K providing financial information pursuant to Regulation FD.

(b)                                 Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date: August 14, 2002	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)