Form 10-Q
period 2002-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 2002-11-15
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2002 there were 64,593,149 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

September 30, 2002 and December 31, 2001

(Dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$81,936	$15,605
Federal funds sold and securities purchased under resale agreements	120,000	—
Securities held to maturity (approximate fair value of $3,444,558 and $3,157,209 at September 30, 2002 and December 31, 2001, respectively)	3,412,587	3,135,784
Securities available for sale	2,725,585	1,621,661
Non-marketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at September 30, 2002 and December 31, 2001	138,998	232,113
Accrued interest and fees receivable	68,302	59,751
Equipment and leasehold improvements, less accumulated depreciation of $20,386 and $13,023 at September 30, 2002 and December 31, 2001, respectively	70,186	42,618
Goodwill, net	79,969	79,969
Other assets	67,655	61,144

Total Assets	$6,815,218	$5,298,645

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$375,784	$507,067
Savings	2,311,034	1,681,810
Time	90,000	90,000
Total deposits	2,776,818	2,278,877

Securities sold under repurchase agreements	2,295,375	1,663,312
Short-term and other borrowings	1,175,529	910,281
Other liabilities	124,724	79,123
Total liabilities	6,372,446	4,931,593

Commitments and contingencies (See Note 9)	—	—

Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	23,295	24,274

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: 0 at September 30, 2002 and December 31, 2001)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 at September 30, 2002 and December 31, 2001; issued and outstanding: 64,583,399 at September 30, 2002 and 31,971,404 at December 31, 2001)	646	320
Surplus	230,124	222,440
Deferred compensation	(1,812)	(2,563)
Retained earnings	180,784	132,877
Accumulated other comprehensive income/(loss), net	9,735	(10,296)
Treasury stock, par value $0.01 (10,814 shares at September 30, 2002 and December 31, 2001)	—	—
Total stockholders’ equity	419,477	342,778

Total Liabilities and Stockholders’ Equity	$6,815,218	$5,298,645

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

Nine Months Ended September 30, 2002 and 2001

(Dollars in thousands, except per share data)

	September 30, 2002	September 30, 2001
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$680	$1,611
Investment securities held to maturity and available for sale	181,394	184,774
Loans	2,891	4,279
Total interest income	184,965	190,664

Interest expense:
Deposits	31,777	53,147
Short-term and other borrowings	47,205	60,075
Total interest expense	78,982	113,222

Net interest income	105,983	77,442

Noninterest income:
Asset servicing fees	218,103	179,308
Other operating income	1,645	2,378

Net operating revenue	325,731	259,128

Operating Expenses:
Compensation and benefits	146,819	120,395
Technology and telecommunications	30,070	28,951
Transaction processing services	26,078	17,412
Occupancy	18,247	12,649
Depreciation and amortization	11,179	5,781
Professional fees	4,968	3,460
Travel and sales promotion	4,217	4,064
Amortization of goodwill	—	2,565
Other operating expenses	9,956	10,557
Total operating expenses	251,534	205,834

Income Before Income Taxes and Minority Interest	74,197	53,294

Provision for income taxes	22,352	16,384
Minority interest expense, net of income taxes	1,204	1,191

Net Income	$50,641	$35,719

Basic Earnings Per Share	$0.79	$0.57

Diluted Earnings Per Share	$0.76	$0.54

Comprehensive Income:
Net income	$50,641	$35,719
Other comprehensive income net of tax of $10,786 and $97 for the nine months ended September 30, 2002 and 2001, respectively:
Cumulative effect of a change in accounting principle	—	(3,934)
Net unrealized investment gain	31,500	14,746
Net unrealized derivative instrument loss	(11,469)	(10,631)
Other comprehensive income	20,031	181
Comprehensive income	$70,672	$35,900

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

Three Months Ended September 30, 2002 and 2001

(Dollars in thousands, except per share data)

	September 30, 2002	September 30, 2001
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$473	$415
Investment securities held to maturity and available for sale	62,378	64,200
Loans	930	1,431
Total interest income	63,781	66,046

Interest expense:
Deposits	10,750	16,417
Short-term and other borrowings	17,165	20,601
Total interest expense	27,915	37,018

Net interest income	35,866	29,028

Noninterest income:
Asset servicing fees	73,982	66,677
Other operating income	515	829

Net operating revenue	110,363	96,534

Operating Expenses:
Compensation and benefits	47,951	44,879
Technology and telecommunications	10,004	9,272
Transaction processing services	8,764	7,896
Occupancy	6,841	4,847
Depreciation and amortization	4,540	2,558
Professional fees	1,752	1,127
Travel and sales promotion	1,463	1,670
Amortization of goodwill	—	992
Other operating expenses	3,747	3,427
Total operating expenses	85,062	76,668

Income Before Income Taxes and Minority Interest	25,301	19,866

Provision for income taxes	7,622	5,990
Minority interest expense, net of income taxes	410	397

Net Income	$17,269	$13,479

Basic Earnings Per Share	$0.27	$0.22

Diluted Earnings Per Share	$0.26	$0.20

Comprehensive Income:
Net income	$17,269	$13,479
Other comprehensive (loss)/income net of tax of ($373) and $1,844 for the three months ended September 30, 2002 and 2001, respectively:
Net unrealized investment gain	8,347	12,427
Net unrealized derivative instrument loss	(9,040)	(9,003)
Other comprehensive (loss)/income	(693)	3,424
Comprehensive income	$16,576	$16,903

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Nine Months Ended September 30, 2002 and 2001

(Dollars in thousands, except share data)

	September 30, 2002	September 30, 2001
Common shares
Balance, beginning of period	31,971,404	29,912,711
Exercise of stock options	381,880	325,322
Common stock issuance	61,193	1,645,133
Restricted stock issuance	—	4,000
Stock dividend, two-for-one split	32,168,922	—
Balance, end of period	64,583,399	31,887,166

Treasury shares
Balance, beginning of period	10,814	10,814
Balance, end of period	10,814	10,814

Common stock
Balance, beginning of period	$320	$299
Exercise of stock options	4	4
Common stock issuance	—	16
Stock dividend, two-for-one split	322	—
Balance, end of period	646	319

Surplus
Balance, beginning of period	222,440	95,007
Exercise of stock options	2,212	1,719
Tax benefit from exercise of stock options	3,559	3,875
Common stock issuance	1,835	117,361
Stock option issuance	78	—
Balance, end of period	230,124	217,962

Deferred compensation
Balance, beginning of the period	(2,563)	(247)
Common stock issuance	—	(335)
Exercise of stock options	—	(13)
Amortization of deferred compensation	829	120
Stock option issuance	(78)	—
Balance, end of period	(1,812)	(475)

Retained earnings
Balance, beginning of period	132,877	85,188
Net income	50,641	35,719
Stock dividend, two-for-one split	(322)	—
Cash dividend, $0.0375 and $0.0300 per share in the periods ending September 30, 2002 and 2001, respectively	(2,412)	(1,873)
Balance, end of period	180,784	119,034

Accumulated other comprehensive income/(loss), net
Balance, beginning of period	(10,296)	(1,439)
Cumulative effect of a change in accounting principle	—	(3,934)
Net unrealized investment gain	31,500	14,746
Net unrealized derivative instrument loss	(11,469)	(10,631)
Balance, end of period	9,735	(1,258)

Treasury stock
Balance, beginning of period	—	—
Balance, end of period	—	—

Total Stockholders’ Equity	$419,477	$335,582

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine Months Ended September 30, 2002 and 2001

(Dollars in thousands)

	September 30, 2002	September 30, 2001

Cash Flows From Operating Activities:
Net income	$50,641	$35,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,179	8,346
Amortization of deferred compensation	829	120
Amortization of premiums on securities, net of accretion of discounts	4,921	(2)
Changes in assets and liabilities:
Accrued interest and fees receivable	(8,551)	(26,308)
Other assets	(19,913)	(3,899)
Other liabilities	34,133	14,162
Total adjustments	22,598	(7,581)
Net cash provided by operating activities	73,239	28,138

Cash Flows From Investing Activities:
Proceeds from maturities of securities available for sale	411,825	308,465
Proceeds from maturities of securities held to maturity	1,403,792	747,100
Purchases of securities available for sale	(1,467,910)	(597,293)
Purchases of securities held to maturity	(1,684,895)	(2,058,154)
Purchases of non-marketable equity securities	—	(35,000)
Net (increase)/decrease in federal funds sold and securities purchased under resale agreements	(120,000)	360,000
Net decrease/(increase) in loans	93,115	(8,560)
Purchase of businesses	—	(49,383)
Purchases of fixed assets, capitalized software and leasehold improvements	(38,726)	(27,840)
Net cash used for investing activities	(1,402,799)	(1,360,665)

Cash Flows From Financing Activities:
Net decrease in demand deposits	(131,283)	(17,991)
Net increase/(decrease) in time and savings deposits	629,224	(12,258)
Net increase in short-term and other borrowings	897,311	1,233,254
Proceeds from exercise of stock options	2,216	1,710
Proceeds from issuance of common stock	1,835	117,042
Repurchase of Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust	(1,000)	—
Cash dividends to shareholders	(2,412)	(1,873)
Net cash provided by financing activities	1,395,891	1,319,884

Net Increase / (Decrease) In Cash And Due From Banks	66,331	(12,643)

Cash and Due From Banks, Beginning of Period	15,605	30,489

Cash and Due From Banks, End of Period	$81,936	$17,846

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$78,641	$113,819
Cash paid for income taxes	$22,789	$9,823

See Notes to Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the nine months and the three months ended September 30, 2002 and 2001 is unaudited)

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

2.       Interim Financial Statements

The condensed consolidated interim financial statements of the Company and subsidiaries as of September 30, 2002 and 2001 and for the nine-month periods and the three-month periods ended September 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America are included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current periods’ presentation.

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

The Company uses derivative instruments to manage exposures to interest rate risks.  The Company routinely enters into interest rate swap agreements in which the Company pays a fixed interest rate and receives a floating interest rate.  These transactions are designed to hedge a portion of the Company’s liabilities.  By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement.  Most of these derivatives have been designated as cash flow hedges.  An insignificant portion of the derivatives used to manage exposures to interest rate risks were not considered highly effective and, therefore, did not qualify for hedge accounting.

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the nine months ended September 30, 2002.  No cash flow hedges were dedesignated or discontinued for the nine months ended September 30, 2002.

Net interest income included net gains of $1.2 million and $0.6 million, net of tax, for the nine months and three months ended September 30, 2002, respectively, on interest rate swaps relating to SFAS No. 133.  The net gains were $2.7 million and $1.0 million, net of tax, for the nine-month and three-month periods ended September 30, 2002, respectively, on changes in the fair value of derivative instruments designated as hedging instruments.  There were also $1.5 million and $0.4 million of derivative losses, net of tax, for the nine-month and three-month periods ended September 30, 2002, respectively, that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.  The Company estimates that $0.5 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required.  On January 1, 2002, the Company adopted SFAS No. 142 and ceased amortization of goodwill.  As of September 30, 2002 there was no impairment of goodwill.

In November 2001, the FASB issued Emerging Issues Task Force (‘EITF’) No. 01-14, applicable in financial reporting periods beginning after December 15, 2001, “Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred.”  This guidance requires companies to recognize the reimbursement of client-related expenses as revenue and the costs as operating expense.  Client reimbursements for out-of-pocket expenses are reflected in fee revenue in the accompanying financial statements. Prior periods have been reclassified to reflect this presentation, which resulted in an increase to fee revenue and operating expense of $6.5 million and $6.2 million for the nine months ended September 30, 2002 and 2001, respectively, and $2.2 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively.

3.       Loans

Loans consist of demand loans to custody clients of the Company, including individuals and not-for-profit institutions, and loans to mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at September 30, 2002 and December 31, 2001.  In addition, there were no loan charge-offs or recoveries during the nine months ended September 30, 2002 and the year ended December 31, 2001. Loans are summarized as follows (Dollars in thousands):

	September 30, 2002	December 31, 2001

Loans to individuals	$73,986	$164,443
Loans to mutual funds	46,721	50,359
Loans to others	18,391	17,411
	139,098	232,213
Less allowance for loan losses	(100)	(100)

Total	$138,998	$232,113

The Company had commitments to lend of approximately $660 million and $390 million at September 30, 2002 and December 31, 2001, respectively. The terms of these commitments are similar to the terms of the outstanding loans.

4.       Acquisitions

Goodwill related to the Company’s acquisitions is summarized as follows (Dollars in thousands):

	For the Nine Months Ended September 30, 2002	For the Year Ended December 31, 2001

Goodwill, beginning of period	$79,969	$34,094
Plus purchase of businesses	—	49,434
Less amortization	—	(3,559)

Goodwill, end of period	$79,969	$79,969

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

5.       Deposits

Time deposits at September 30, 2002 and December 31, 2001 included noninterest-bearing amounts of $90 million.  All time deposits had a minimum balance of $100,000 and a maturity of less than three months at September 30, 2002 and December 31, 2001.

6.       Short-term and other borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	September 30, 2002	December 31, 2001

Federal funds purchased	$375,000	$130,000
Federal Home Loan Bank of Boston overnight advances	300,000	380,000
Federal Home Loan Bank of Boston long-term advances	300,000	300,000
Federal Home Loan Bank of Boston short-term advances	200,000	100,000
Treasury, Tax and Loan account	529	281

Total	$1,175,529	$910,281

The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (“FHLBB”), which is utilized on an overnight and on a term basis to satisfy funding requirements.  The Company has utilized both short-term and long-term features of the term advances.

As of September 30, 2002 and December 31, 2001, there were $300 million of long-term term advances outstanding with interest rates ranging from 3.28% to 5.17% as of September 30, 2002 and from 3.59% to 5.17% as of December 31, 2001.  Maturities ranged from May 2004 to September 2006 as of September 30, 2002 and ranged from June 2003 to February 2005 as of December 31, 2001.

There was a $200 million short-term term advance outstanding at September 30, 2002 with an interest rate of 1.76% maturing in October 2002.  The interest rate on the $100 million short-term term advance outstanding at December 31, 2001 was 1.82% and matured in January 2002.  Outstanding overnight advances, with interest rates based on the Federal funds rate, were $300 million at September 30, 2002 and $380 million at December 31, 2001.

The rates on the outstanding balances of federal funds purchased from other banks at September 30, 2002 and December 31, 2001 were 1.96% and 1.61%, respectively.

The Company receives federal tax deposits from clients as agent for the Federal Reserve Bank and accumulates these deposits in the Treasury, Tax and Loan account.  The Federal Reserve Bank charges the Company interest based on the Federal Funds rate on such deposits.  The interest rate on the outstanding balance was 1.56% at September 30, 2002 and 1.51% at December 31, 2001.

7.       Stockholders’ Equity

As of September 30, 2002, the Company has authorized 1,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, all with a par value of $0.01 per share.

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

At the Annual Meeting of Stockholders of the Company held on April 17, 2001, stockholders approved the amendment and restatement of the Company’s Stock Plan to increase the number of shares available for grant pursuant to the plan from 4,640,000 to 6,140,000.  At the Annual Meeting of Stockholders of the Company held on April 23, 2002, stockholders approved the amendment and restatement of the Company’s Stock Plan to increase the number of shares available for grant pursuant to the plan from 6,140,000 to 7,640,000.  Effective with the June 2002 stock split, the number of shares available to grant increased to 15,280,000.  Of the 15,280,000 shares of Common Stock authorized for issuance under the Stock Plan at September 30, 2002, 4,728,130 were available for grant as of that date.  Under the Stock Plan, the Company may grant options to purchase shares of Common Stock to certain employees, consultants, directors and officers.  The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock.  No options were granted to consultants during the nine months ended September 30, 2002.

The terms of the Director Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Effective with the June 2002 stock split, the number of shares available to grant increased to 800,000.  Of the 800,000 shares of Common Stock authorized for issuance under the plan, 124,658 were available for grant at September 30, 2002.

Pursuant to the terms of the Director Plan, options to purchase 20,000 shares of Common Stock were awarded on November 8, 1995 to each non-employee director then in office. Each non-employee director receives an automatic annual grant of options to purchase the number of shares then specified by the Director Plan, as described below.  Additionally, any non-employee director may elect to receive options to acquire shares of the Company’s Common Stock in lieu of such director’s cash retainer.  Any such election is subject to certain restrictions under the Director Plan. The number of shares of stock underlying the option granted in lieu of cash is equal to the quotient obtained by dividing the cash retainer by the fair market value of an option on the date of grant, which is based on the Black-Scholes option-pricing model.

At the Annual Meeting of Stockholders of the Company held on April 23, 2002, stockholders approved amendments to the Director Plan providing that on the date of each Annual Meeting, each person who is a member of the Board immediately after the Annual Meeting of the Company and who is not an employee of the Company, shall be automatically granted an option to purchase the number of shares called for by the Director Plan as of that date.  Formerly, each non-employee director received a grant of options upon their election or appointment and annually thereafter on their anniversary date.  The amendments also provide that the number of shares granted to each non-employee director annually be adjusted for stock splits and other capital changes. After giving effect to the stock split paid on June 14, 2002, non-employee directors shall receive an annual grant of options to purchase 5,000 shares.  In addition, the amendments provide that options granted under the Director Plan will vest in 36 equal monthly installments beginning on the date of grant, rather than 48 equal monthly installments, subject to certain restrictions. Finally, the amendments to the Director Plan provide that in the event a non-employee director ceases to be a member of the Board by reason of his or her retirement, the Board may vote to accelerate and fully vest all unvested options held by the retiring non-employee director.

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

On February 13, 2001, the Company granted 8,000 shares of Common Stock under the Stock Plan to former employees of the Chase advisor custody unit.  This grant is subject to the Company’s right to repurchase the shares if the employees’ employment with the Company terminates.  The Company’s right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant.  On September 30, 2002, the Company chose not to exercise its right to repurchase 3,200 shares issued in connection with this grant when an employee’s employment with the Company did terminate.

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

The Company has recorded deferred compensation of $1.8 million and $2.6 million at September 30, 2002 and December 31, 2001, respectively, related to the grants described in the above three paragraphs.

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

A summary of option activity under the Director Plan and the Stock Plan is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2001	6,921,610	$20
Granted	202,498	35
Exercised	(649,345)	7
Canceled	(162,499)	29
Outstanding at September 30, 2002	6,312,264	$21
Outstanding and exercisable at September 30, 2002	3,540,427

Outstanding at December 31, 2000	5,793,324	$14
Granted	269,658	30
Exercised	(711,002)	5
Canceled	(36,800)	30
Outstanding at September 30, 2001	5,315,180	$16
Outstanding and exercisable at September 30, 2001	2,840,518

A summary of activity under the 1997 Employee Stock Purchase Plan is as follows (Number of shares):

	For the Nine Months Ended September 30, 2002	For the Year Ended December 31, 2001

Total shares available under the Plan, beginning of period	500,764	598,068
Issued at June 30	(61,193)	(41,976)
Issued at December 31	—	(55,328)

Total shares available under the Plan, end of period	439,571	500,764

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

Earnings Per Share—Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2002	2001	2002	2001
Income available to common stockholders	$50,641	$35,719	$17,269	$13,479

Basic average shares	64,356,467	63,125,702	64,547,952	63,763,376
Dilutive effect of stock options	2,065,632	2,485,564	1,729,045	2,364,474
Diluted average shares	66,422,099	65,611,266	66,276,997	66,127,850

Earnings per share:
Basic	$0.79	$0.57	$0.27	$0.22

Diluted	$0.76	$0.54	$0.26	$0.20

8.       Off-Balance Sheet Financial Instruments

Lines of Credit—At September 30, 2002, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $660 million, against which $61 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

Securities Lending—On behalf of its clients, the Company lends its securities to creditworthy brokers and other institutions.  In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities.  The Company requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of U.S. dollar denominated securities borrowed and 105% of the fair market value of non-U.S. dollar denominated securities borrowed.  The borrowed securities are revalued daily to determine if additional collateral is necessary.  The Company held, as collateral, cash and U.S. government securities totaling approximately $4.6 billion and $2.1 billion for indemnified securities on loan at September 30, 2002 and December 31, 2001, respectively.

9.       Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank (“FRB”) for the two-week period including September 30, 2002 was approximately $11.3 million.  In addition, other cash balances in the amount of approximately $12.1 million were pledged to secure clearings with a depository institution, Depository Trust Company, as of September 30, 2002.

Lease Commitments— Minimum future commitments on noncancelable operating leases at September 30, 2002 were as follows (Dollars in thousands):

Fiscal Year Ending	Premises	Equipment	Total

2002	$5,742	$1,631	$7,373
2003	21,812	5,329	27,141
2004	21,428	3,550	24,978
2005	21,548	986	22,534
2006 and beyond	60,008	56	60,064
Total	$130,538	$11,552	$142,090

Total rent expense was $24.7 million and $17.5 million for the nine months ended September 30, 2002 and 2001, respectively.  Total rent expense was $9.0 million and $6.4 million for the three months ended September 30, 2002 and 2001, respectively.

Effective January 1, 2000, the Company renewed its five–year service agreement with Electronic Data Systems (“EDS”), which now expires on December 31, 2005.  Under the terms of the agreement, EDS provides data processing services to the Company, which has agreed to pay certain monthly service fees based on usage.  Service expense under this contract was $5.3 million and $3.5 million for the nine months ended September 30, 2002 and 2001, respectively, and was $1.9 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively.

In 2001, the Company renewed its agreement with SEI Investments Company, which now expires on December 31, 2005.  Under the terms of the agreement, SEI provides data processing services to the Company, which has agreed to pay certain monthly service fees based upon usage.  Service expense under this contract was $3.9 million and $3.0 million for the nine months ended September 30, 2002 and 2001, respectively, and was $1.2 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively.

Contingencies—The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies.  The core services include global custody, multicurrency accounting and mutual fund administration.  The value-added services include securities lending, foreign exchange and cash management.  Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there are no contingent liabilities at September 30, 2002 that are material to the consolidated financial position or results of operations of the Company.

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

The Company has been informed that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their 1999 and 2000 Massachusetts financial institution excise tax returns.  Because the legal issues raised are identical for all of the financial institutions involved, the Company is acting together with those institutions to appeal the assessments and to pursue all available means to defend its position vigorously.  Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

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

In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Company continues to investigate this matter. The Company has notified its insurers and intends to defend itself vigorously. Based on its investigation through September 30, 2002, the Company’s management does not expect this matter to have a material adverse effect on its results of operations and financial condition.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2002, the most recent notification from the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.  The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2002:
Total Capital (to Risk Weighted Assets—the Company)	$353,169	15.08%	$187,364	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$349,302	14.92%	$187,339	8.00%	$234,174	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$353,069	15.08%	$93,682	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$349,202	14.91%	$93,669	4.00%	$140,504	6.00%
Tier I Capital (to Average Assets—the Company)	$353,069	5.64%	$250,363	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$349,202	5.58%	$250,278	4.00%	$312,847	5.00%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets—the Company)	$297,479	16.77%	$141,932	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$293,706	16.56%	$141,898	8.00%	$177,373	10.00%
Tier I Capital (to Risk Weighted Assets—the Company)	$297,379	16.76%	$70,966	4.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets—the Bank)	$293,606	16.55%	$70,949	4.00%	$106,424	6.00%
Tier I Capital (to Average Assets-the Company)	$297,379	5.88%	$202,377	4.00%	N/A	N/A
Tier I Capital (to Average Assets—the Bank)	$293,606	5.80%	$202,334	4.00%	$252,917	5.00%

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

11.    Segment Reporting

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue				Long-Lived Assets
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,		September 30,	December 31,
Geographic Information:	2002	2001	2002	2001	2002	2001

United States	$315,869	$251,577	$106,851	$93,801	$149,667	$122,200
Ireland	8,322	5,788	3,046	2,151	482	370
Canada	1,477	1,699	445	561	6	17
Cayman Islands	63	64	21	21	—	—

Total	$325,731	$259,128	$110,363	$96,534	$150,155	$122,587

BGI accounted for 16.44% and 16.68% of the Company’s consolidated net operating revenues for the nine months and three months ended September 30, 2002, respectively.

The following represents the Company’s asset servicing fees by service line (Dollars in thousands):

	Asset Servicing Fees
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2002	2001	2002	2001

Asset servicing fees by service line:
Custody, accounting, transfer agency, and administration	$173,017	$145,588	$57,718	$54,801
Foreign exchange	18,706	12,771	7,669	4,713
Cash management	12,362	11,328	4,416	3,989
Securities lending	8,605	6,837	2,362	1,985
Investment advisory	5,413	2,784	1,817	1,189

Total	$218,103	$179,308	$73,982	$66,677

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

Investors Financial Services Corp.

Boston, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Corporation”) as of September 30, 2002, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods then ended, and the condensed consolidated statements of stockholders’ equity and cash flows for the nine-month period then ended.  These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Investors Financial Services Corp. and subsidiaries as of December 31, 2001, and the consolidated statements of income, stockholders’ equity and cash flows for the year then ended, and in our report dated February 8, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

November 14, 2002

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

We provide a broad range of services to a variety of financial asset managers.  These services include our core services, global custody, multicurrency accounting and mutual fund administration, as well as our value-added services, such as securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services and lines of credit.  At September 30, 2002, we provided services for approximately $742 billion in net assets, including approximately $78 billion of foreign net assets.

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the corresponding amendments and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  On adoption of these new accounting standards, we recorded a transition adjustment recognizing an after tax reduction in Other Comprehensive Income (‘OCI’) of $3.9 million.  In conjunction with the adoption, we elected to reclassify approximately $402 million of securities from held to maturity to available for sale, which further reduced OCI, net of tax, by approximately $1.4 million.

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

On February 1, 2001, we purchased the operations of the advisor custody unit of The Chase Manhattan Bank (‘Chase’).  This unit provided institutional custody services to individual accounts holding approximately $27 billion in assets as of February 1, 2001.  These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors.  Pursuant to the terms of the asset purchase agreement, we paid to Chase at the closing of the transaction approximately $31.5 million of the total purchase price, plus another $39.8 million in exchange for the book value of loans to its clients.  Under the terms of the asset purchase agreement, we are not obligated to make any further purchase price payments to Chase.  The transaction was accounted for as a purchase.

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

The Department of Revenue contends that dividend distributions to the Bank by Investors Funding Corp., a real estate investment trust 99.9% owned by the Bank, are fully taxable in Massachusetts.  After consultation with our advisors, we believe that the Massachusetts statute that provides for a dividend received deduction equal to 95% of certain dividend distributions applies to the distributions made by Investors Funding to the Bank.  Accordingly, no provision has been made in our financial statements for the amounts assessed or additional amounts that might be assessed in the future.

We have been informed that the Department of Revenue has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their 1999 and 2000 Massachusetts excise tax returns.  Because the legal issues raised are identical for all of the financial institutions involved, we are acting together with those institutions to appeal the assessments and to pursue all available means to defend our position vigorously.  Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

Revenue and Expense Overview

We derive our revenue from financial asset servicing.  Although interest income and noninterest income are reported separately for financial statement presentation purposes, our clients view the pricing of our service offerings on a bundled basis.  In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from the relationship.  Accordingly, we believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 26% and 14% to $325.7 million and $110.4 million from $259.1 million and $96.5 million for the nine months and three months ended September 30, 2002 and 2001, respectively.  Net income increased 42% and 28% to $50.6 million and $17.3 million from $35.7 million and $13.5 million for the nine months and three months ended September 30, 2002 and 2001, respectively.

Noninterest income consists primarily of fees for financial asset servicing and is principally derived from global custody, multicurrency accounting, mutual fund administration and institutional transfer agency services for financial asset managers and the assets they control. Our clients pay fees based on the volume of assets under custody, portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and performance measurement are needed.  Asset-based fees are usually charged on a sliding scale and are subject to minimum fees.  As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, our fees may be a smaller percentage of those assets.  Conversely, as asset values fall, our revenue decreases by the marginal rate charged on our sliding scale pricing model.  As a result, as asset values decrease, fees will decrease, but at a smaller percentage than the asset value decrease.

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

Operating expenses consist of costs incurred in support of our business activities.  As a service provider, our largest expenditures are staffing costs, including compensation and benefits.  We rely heavily on technological tools and services for processing, communicating and storing data.  As a result, our technology and telecommunication expense is also a large percentage of our operating expenses.  We also rely on an established network of global subcustodians in order to service our clients worldwide, which is reflected in our transaction processing service expense.

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

Derivative Financial Instruments  -  We do not purchase derivative financial instruments for trading purposes.  Interest rate swap agreements are matched with specific financial instruments reported on the consolidated balance sheet.  We use derivative instruments to manage exposures to interest rate risks.  We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate.  These transactions are designed to hedge a portion of our liabilities.  By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreements.

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

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the nine months ended September 30, 2002.  No cash flow hedges were dedesignated or discontinued for the nine months ended September 30, 2002.

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

Stock-Based Compensation – We account for stock-based compensation using the intrinsic value-based method of Accounting Principles Board (‘APB’) No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, no compensation costs are recognized because the option exercise price is equal to the fair market price of the common stock on the date of the grant.  If SFAS No. 123 were adopted, stock options would be valued at grant date using the Black-Scholes valuation model and compensation costs would be recognized pro rata over the vesting period.  The Black-Scholes option-pricing model uses assumptions including the expected life of an option, the expected volatility of the underlying stock and an assumed risk-free interest rate.

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

Capitalized Software Costs – Capitalized software costs are accounted for under the method prescribed by AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (‘SOP 98-1’) and are included within the furniture, fixtures and equipment component.  Capitalized software costs are amortized over the estimated useful life, not to exceed 5 years.  Our policy is to capitalize costs relating to system development projects that provide significant functionality enhancements.  Assets are placed in service and depreciation and/or amortization commences when successful testing has been achieved.  Please see the “Capital Resources” section of this Report regarding capitalized software expenditures made during the nine months ended September 30, 2002 and 2001.

New Accounting Principles – On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required.  This Statement eliminates the amortization of goodwill, and requires that goodwill be reviewed at least annually for impairment.  This Statement affects all goodwill recognized on our consolidated balance sheet, regardless of when the assets were initially recorded.  Upon adoption of SFAS No. 142, we ceased amortization of goodwill.  As of September 30, 2002 there was no impairment of goodwill.

In November 2001, the FASB issued Emerging Issues Task Force (‘EITF’) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred.”  This guidance requires companies to recognize the reimbursement of client-related expenses as revenue and the costs as operating expense.  Client reimbursements for out-of-pocket expenses are reflected in fee revenue in the accompanying financial statements. Prior periods have been reclassified to reflect this presentation, which resulted in an increase to fee revenue and operating expense of $6.5 million and $6.2 million for the nine months ended September 30, 2002 and 2001, respectively, and $2.2 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses, the effect on earnings of changes in equity values, and the effect of certain tax and legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

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

We have been experiencing a period of rapid growth that has required the dedication of significant management and other resources, including the assumption of the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. (‘BGI’). Continued rapid growth could place a strain on our management and other resources.  To manage future growth effectively, we must continue to invest in our operational, financial and other internal systems, and our human resources.  Also, we must continue to expand our office space at reasonable rates in a competitive real estate market.

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

As a result of our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 16% of our net operating revenue during the nine months and three months ended September 30, 2002.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons.  The loss of BGI’s business would cause our net operating revenue to decline and would have a material adverse effect on our quarterly and annual results.

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

Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us.  Our primary banking regulators are the Federal Reserve Board (‘FRB’), the Federal Deposit Insurance Corporation  (‘FDIC’) and the Massachusetts Commissioner of Banks.  Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

Statement of Operations

Comparison of Operating Results for the Nine Months and the Three Months Ended September 30, 2002 and 2001

Noninterest Income

Noninterest income was $219.7 million for the nine months ended September 30, 2002, up 21% from the same period in 2001, and was $74.5 million for the three months ended September 30, 2002, up 10% from the same period in 2001.  Noninterest income consists of the following items (Dollars in thousands):

	For the Nine Months Ended September 30, 2002			For the Three Months Ended September 30, 2002
	2002	2001	Change	2002	2001	Change
Asset servicing fees:
Custody, accounting, transfer agency and administration	$173,017	$145,588	19%	$57,718	$54,801	5%
Foreign exchange	18,706	12,771	47%	7,669	4,713	63%
Cash management	12,362	11,328	9%	4,416	3,989	11%
Securities lending	8,605	6,837	26%	2,362	1,985	19%
Investment advisory	5,413	2,784	94%	1,817	1,189	53%
Total asset servicing fees	218,103	179,308	22%	73,982	66,677	11%

Other operating income	1,645	2,378	(31)%	515	829	(38)%

Total noninterest income	$219,748	$181,686	21%	$74,497	$67,506	10%

Asset servicing fees for the nine months ended September 30, 2002 increased 22% to $218.1 million from the same period in 2001, and were $74.0 million for the three months ended September 30, 2002, up 11% from the same period in 2001.  The largest component of asset servicing fees is asset-based fees, which are based on assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services and lines of credit.  Total net assets processed decreased $72 billion from $814 billion at December 31, 2001 to $742 billion at September 30, 2002, and decreased $93 billion from $835 billion at June 30, 2002.  Changes in net assets processed include the following components (Dollars in billions):

	For the Nine Months Ended September 30, 2002	For the Three Months Ended September 30, 2002

Sales to new clients	$24	$5
Further penetration of existing clients	23	7
Fund flows and market loss	(119)	(105)

Net change in assets processed	$(72)	$(93)

Our ability to win business and the ability of our clients to sell additional product, thus generating fund flows, allowed us to minimize the impact of the market downturn in 2002.  Also contributing to this inverse correlation is our tiered pricing structure for asset based fees.  Since we have decremental pricing schedules for asset based fees, as asset values deteriorate, revenue is only impacted by the asset decline at the then marginal rate.

Another significant portion of the increase in asset servicing fees resulted from our success in marketing ancillary services, such as foreign exchange, cash management, securities lending, and mutual fund advisory services. Foreign exchange fees increased due to higher transaction volumes and volatility in the currencies traded by our clients.  Cash management and securities lending fees increased with the addition of new clients and through cross-selling to existing clients.  Increased investment advisory service fees were the result of growth in the asset size of the Merrimac Master Portfolio, an investment company for which the Company acts as advisor.

Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (‘FHLBB’) stock investment and miscellaneous fees for systems consulting services. The decrease in other operating income for the nine months ended September 30, 2002 resulted primarily from a decrease in the dividend rate paid on the FHLBB stock and from systems consulting work performed in 2001, but not in 2002.  The decrease in other operating income for the three months ended September 30, 2002 was due to the decreased FHLBB stock dividend.

Operating Expenses

Total operating expenses were $251.5 million for the nine months ended September 30, 2002, up 22% from the same period in 2001.  For the three months ended September 30, 2002, total operating expenses were $85.1 million, up 11% from the same period in 2001.  The components of operating expenses were as follows (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2002	2001	Change	2002	2001	Change

Compensation and benefits	$146,819	$120,395	22%	$47,951	$44,879	7%
Technology and telecommunications	30,070	28,951	4%	10,004	9,272	8%
Transaction processing services	26,078	17,412	50%	8,764	7,896	11%
Occupancy	18,247	12,649	44%	6,841	4,847	41%
Depreciation and amortization	11,179	5,781	93%	4,540	2,558	77%
Professional fees	4,968	3,460	44%	1,752	1,127	55%
Travel and sales promotion	4,217	4,064	4%	1,463	1,670	(12)%
Amortization of goodwill	—	2,565	(100)%	—	992	(100)%
Other operating expenses	9,956	10,557	(6)%	3,747	3,427	9%

Total operating expenses	$251,534	$205,834	22%	$85,062	$76,668	11%

Compensation and benefits expense was $146.8 million for the nine months ended September 30, 2002, up 22% from the same period in 2001, and was $48.0 million for the three months ended September 30, 2002, up 7% from the same period in 2001.  The average number of employees increased 20% to 2,649 during the nine months ended September 30, 2002 from 2,202 for the same period last year.  The average number of employees for the three months ended September 30, 2002 was 2,698, up 7% compared to 2,515 during the same period in 2001.  We increased the number of employees to support new business and the expansion of existing client relationships.  For the nine months ended September 30, 2002, compensation expense related to our management-incentive plans increased $2.9 million as a result of higher earnings and additional incentive-eligible managers.  This expense decreased $2.0 million for the three months ended September 30, 2002 compared to the same period last year, as certain earnings goals were reached earlier in 2002.  Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $5.8 million for the nine months ended September 30, 2002, and $1.3 million for the three months ended September 30, 2002, consistent with the increased headcount.  Increased capitalized software development in 2002 offset the increase in compensation and benefits by approximately $8.4 million and $2.5 million for the nine months and the three months ended September 30, 2002 compared to the same periods last year.

Technology and telecommunications expense was $30.1 million for the nine months ended September 30, 2002, up 4% from the same period in 2001, and was $10.0 million for the three months ended September 30, 2002, up 8% from the same period in 2001.  Technology and telecommunications expense consists primarily of contract programming, outsourced services, hardware rent, telecommunications expense and software licenses.  Increased hardware, software, mainframe and trust processing and telecommunications expenditures needed to support new business and increased transaction volumes accounted for $7.4 million and $1.7 million of the nine- and three-month increases, respectively.  The nine-month increase was offset by decreased expenses of $6.3 million related to outsourced network monitoring, help desk and other outsourced services required in 2001, and not in 2002, primarily due to the Chase acquisition.  The three-month increase was offset primarily by continued cost management in 2002.

Transaction processing services expense, which consists primarily of subcustodian and pricing fees, was $26.1 million for the nine months ended September 30, 2002, up 50% from the same period in 2001.  For the three months ended September 30, 2002, transaction processing services expense was $8.8 million, up 11% from the same period last year.  The increase relates primarily to increased subcustodian fees, driven by increased volumes of transactions and changes in assets processed for clients, largely a result of the BGI U.S. asset administration unit assumption in May 2001 and the addition of new business in 2002.

Occupancy expense was $18.2 million for the nine months ended September 30, 2002, up 44% from the same period in 2001 and was $6.8 million for the three months ended September 30, 2002, up 41% compared to the same period in 2001. These increases were primarily due to increased space in our Boston, New York, and Dublin offices and the California offices assumed from BGI.

Depreciation and amortization expense was $11.2 million for the nine months ended September 30, 2002, up 93% from the same period in 2001, reflecting a full nine months of this expense in 2002 compared to a partial year in 2001 when the Chase acquisition and BGI business unit assumption occurred.  This expense was $4.5 million for the three months ended September 30, 2002, up 77% from the same period in 2001.  This increase resulted from completion of capitalized software projects in 2002 and their placement into service and the addition of leasehold improvements as a result of the new space we occupied in Boston, New York, Dublin and California.

Professional fees were $5.0 million for the nine months ended September 30, 2002, up 44% from the same period in 2001, and $1.8 million for the three months ended September 30, 2002, up 55% from the same period in 2001. Included in professional fees are increased accounting, legal and consulting services provided during the periods, as well as increased fees associated with the Merrimac fund.  These fees are asset-based and the increases result from growth in the size of the fund.

Travel and sales promotion expense was $4.2 million for the nine months ended September 30, 2002, up 4% from the same period in 2001, and $1.5 million for the three months ended September 30, 2002, down 12% from the same period in 2001.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites, to our offices in New York and California and to our foreign subsidiaries.

Amortization of goodwill expense ended as of January 1, 2002, as a result of the adoption of SFAS No. 142.  Please refer to the “Significant Accounting Policies” section for a further discussion of this pronouncement.

Other operating expenses remained relatively flat at $10.0 million and $3.7 million for the nine months and three months ended September 30, 2002, respectively, compared to the same periods in 2001.  Other operating expenses include fees for recruiting, office supplies and postage, storage, temporary help, client accommodations and various regulatory fee assessments.

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

	For the Nine Months Ended September 30, 2002			For the Three Months Ended September 30, 2002
	Change Due to Volume	Change Due to Rate	Net	Change Due to Volume	Change Due to Rate	Net

Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$220	$(1,151)	$(931)	$309	$(251)	$58
Investment securities	52,373	(55,753)	(3,380)	14,820	(16,642)	(1,822)
Loans	(118)	(1,270)	(1,388)	(50)	(451)	(501)

Total interest-earning assets	$52,475	$(58,174)	$(5,699)	$15,079	$(17,344)	$(2,265)

Interest-earning liabilities:
Deposits	$1,692	$(23,062)	$(21,370)	$974	$(6,641)	$(5,667)
Borrowings	25,775	(38,645)	(12,870)	5,939	(9,375)	(3,436)

Total interest-bearing liabilities	$27,467	$(61,707)	$(34,240)	$6,913	$(16,016)	$(9,103)

Change in net interest income	$25,008	$3,533	$28,541	$8,166	$(1,328)	$6,838

Net interest income was $106.0 million for the nine months ended September 30, 2002, up 37% from the same period in 2001.  Net interest income was $35.9 million for the three months ended September 30, 2002, up 24% from the same period in 2001.  The improvement in net interest income primarily reflects the positive effect of balance sheet growth driven by increased client deposits and borrowings and a more favorable interest rate environment.  The net interest margin increased 8 basis points to 2.53% for the nine months ended September 30, 2002, compared to the first nine months of 2001.  The net interest margin decreased 6 basis points to 2.39% for the three months ended September 30, 2002, compared to the same period last year, due to prepayment costs incurred in the third quarter of 2002 associated with replacing borrowed funds at a more favorable rate.

Average interest-earning assets, primarily investment securities, increased $1.4 billion or 32% for the nine months ended September 30, 2002 and increased $1.3 billion or 27% for the three months ended September 30, 2002 compared to the same periods last year.  Funding for the asset growth for the nine-month period was provided by a combination of client balances of $0.5 billion and external borrowings of $ 0.8 billion.  Funding for the asset growth for the three-month period was provided by a combination of client balances of $0.7 billion and external borrowings of $0.5 billion.  The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $25.0 million and $8.2 million for the nine months and three months ended September 30, 2002, respectively.

Average yield on interest-earning assets was 4.42% for the nine months ended September 30, 2002, down 160 basis points from the same period in 2001, and was 4.25% for the three months ended September 30, 2002, down 132 basis points from the same period in 2001.  The average rate paid on interest-bearing liabilities was 2.09% for the nine months ended September 30, 2002, down 189 basis points from the same period in 2001.  The average rate paid on interest-bearing liabilities was 2.06% for the three months ended September 30, 2002, down 138 basis points from the same period in 2001.  The decreases reflect the lower interest rate environment for both the nine months and three months ended September 30, 2002 compared to the same periods in 2001.  The effect on net interest income due to changes in rates was an increase of approximately $3.5 million for the nine months ended September 30, 2002.  The effect on net interest income due to changes in rates for the three months ended September 30, 2002 was a decrease of $1.3 million, as the favorable rate environment was offset by prepayment costs associated with replacing borrowed funds at a lower rate in 2002.

During the past 24 months, our net interest margin has been unusually favorable.  While interest rates remain low, the yield curve is flattening, meaning the difference between short-term interest rates and long-term interest rates is decreasing.  In addition, with mortgage rates at historic lows, refinancing activities increase, resulting in prepayments of higher yielding mortgage-backed securities that we hold, the proceeds of which are reinvested at current market rates.  These factors, among others, may decrease our net interest margin to more traditional levels and reduce the unusually high growth rates in net interest income that we have experienced during the last two years.

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

We use derivative instruments to manage exposures to interest rate risks.  We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate.  These transactions are designed to hedge a portion of our liabilities.  By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement.  Most of these derivatives have been designated as highly effective cash flow hedges, as determined in accordance with SFAS No. 133.  An insignificant portion of the derivatives used to manage exposures to interest rate risks were not considered highly effective and, therefore, did not qualify for hedge accounting.

Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the nine months ended September 30, 2002. No cash flow hedges were dedesignated or discontinued for the nine months ended September 30, 2002.

Net interest income included net gains of $1.2 million and $0.6 million, net of tax, for the nine months and three months ended September 30, 2002, respectively, on interest rate swaps relating to SFAS No. 133.  The net gains were $2.7 million and $1.0 million, net of tax, for the nine-month and three-month periods ended September 30, 2002, respectively, on changes in the fair value of derivative instruments designated as hedging instruments.  There were also $1.5 million and $0.4 million of derivative losses, net of tax, for the nine-month and three-month periods ended September 30, 2002, respectively, that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.  The Company estimates that $0.5 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

Income Taxes

Taxes for the nine months ended September 30, 2002 were $22.4 million, up 36% from the same period in 2001.  Taxes for the three months ended September 30, 2002 were $7.6 million, up 27% from the same period in 2001.  The increases in tax expense reflect the higher level of pretax income during both periods.  The effective tax rate for the nine- and three-month periods ended September 30, 2002 was 30%, down from 31% for the nine-month period last year, and consistent with 30% for the three-month period last year.  The decrease in the effective tax rate reflects our increased investment in tax-exempt municipal securities in 2002.

Financial Condition

Investment Portfolio

The following table summarizes our investment portfolio for the dates indicated (Dollars in thousands):

	September 30, 2002	December 31, 2001
Securities held to maturity:
Mortgage-backed securities	$2,295,478	$2,585,287
Federal agency securities	1,003,045	456,108
State and political subdivisions	114,064	91,888
Foreign government securities	—	2,501

Total securities held to maturity	$3,412,587	$3,135,784

Securities available for sale:
Mortgage-backed securities	$2,240,132	$1,228,841
Federal agency securities	31,022	30,848
Corporate debt	174,963	120,505
State and political subdivisions	279,468	241,467

Total securities available for sale	$2,725,585	$1,621,661

Our investment portfolio is used to invest depositors’ funds and provide a secondary source of earnings for us.  In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services.  The portfolio is comprised of securities of state and political subdivisions (‘municipal securities’), mortgage-backed securities issued by the Federal National Mortgage Association (‘FNMA’ or ‘Fannie Mae’) and the Federal Home Loan Mortgage Corporation (‘FHLMC’ or ‘Freddie Mac’), and Federal agency callable bonds issued by FHLMC and the Federal Home Loan Bank of Boston, securities issued by the Small Business Administration (‘SBA’) and corporate debt securities.

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

We invest in municipal securities to generate stable, tax advantaged income.  Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but the after-tax yields are comparable.  Municipal securities are subject to credit risk, however, all municipal securities that we invest in are AAA rated.

The book value and weighted average yield of our securities held to maturity at September 30, 2002 are reflected in the following table (Dollars in thousands):

	Years to Maturity
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$459,372	4.60%	$1,481,432	4.09%	$276,933	4.14%	$77,741	3.83%
Federal agency securities	—	—	13,692	3.88%	504,525	3.88%	484,828	3.88%
State and political subdivisions	—	—	2,356	5.08%	5,917	5.08%	105,791	5.08%
Total securities held to maturity	$459,372	4.60%	$1,497,480	4.09%	$787,375	3.98%	$668,360	4.06%

The carrying value and weighted average yield of our securities available for sale at September 30, 2002 are reflected in the following table (Dollars in thousands):

	Years to Maturity
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—	$772,881	5.40%	$98,978	5.56%	$1,368,273	5.38%
Federal agency securities	—	—	31,022	5.63%	—	—	—	—
Corporate debt	—	—	—	—	—	—	174,963	2.65%
State and political subdivisions	3,209	4.68%	40,297	4.68%	191,108	4.72%	44,854	4.68%
Total securities available for sale	$3,209	4.68%	$844,200	5.37%	$290,086	5.00%	$1,588,090	5.06%

Loan Portfolio

The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

	September 30, 2002	December 31, 2001

Loans to individuals	$73,986	$164,443
Loans to mutual funds	46,721	50,359
Loans to others	18,391	17,411
	139,098	232,213
Less: allowance for loan losses	(100)	(100)

Net loans	$138,998	$232,113

Floating Rate	$139,086	$232,189
Fixed Rate	12	24

	$139,098	$232,213

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

At September 30, 2002, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our credit loss experience has been excellent.  There have been no loan charge-offs in our history.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of September 30, 2002, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at September 30, 2002.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Market Risk

We engage in investment activities to accommodate clients’ cash management needs and contribute to overall corporate earnings.  Interest-bearing liabilities are generated by our clients who, in the course of their financial asset management, maintain cash balances which they deposit on a short-term basis with us.  We invest these cash balances and remit a portion of the earnings on these investments to our clients. In the conduct of these activities, we are subject to market risk.  Market risk is the risk of an adverse financial impact from changes in market prices and interest rates.  The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility.

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

Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities.  These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements.  For example, we have established a policy limit stating that projected net interest income over the next 12 months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over 12 months.  Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our capital.  Due to current interest rate levels, the Company’s Board of Directors has approved a temporary exception to the 10% limit for decreases in interest rates.  The Board of Directors approved the policy exception because, with the Federal Funds target rate currently at 1.25%, a 200 basis point further reduction would move rates into a negative position and is therefore not likely to occur.

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

The results of the income simulation model as of September 30, 2002 and 2001 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 2.84% and 3.79%, respectively.  A downward shift of 200 basis points would result in a decrease in projected net interest income of 13.97%

and 10.35% at September 30, 2002 and 2001, respectively.  As discussed above, these exceptions to policy were approved by the Board of Directors.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the table below, at September 30, 2002, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us.  Generally speaking, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income.  However, at the current absolute level of interest rates, lower interest rates may also lead to lower net income due to a diminished ability to lower interest-bearing liabilities, including certain client funds, as rates approach zero.  Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at September 30, 2002 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest-earning assets (1):
Investment securities (2)	$3,104,654	$500,866	$640,482	$1,539,582	$352,588	$6,138,172
Federal funds sold and securities purchased under repurchase agreements	120,000	—	—	—	—	120,000
Loans—variable rate	138,986	—	—	—	—	138,986
Loans—fixed rate	12	—	—	—	—	12
Total interest-earning assets	$3,363,652	$500,866	$640,482	$1,539,582	$352,588	$6,397,170
Interest-bearing liabilities:
Savings accounts	$2,129,614	$—	$—	$27,621	$—	$2,157,235
Interest rate contracts	(980,000)	60,000	130,000	790,000	—	—
Short-term and other borrowings	3,070,904	—	—	400,000	—	3,470,904
Total interest-bearing liabilities	$4,220,518	$60,000	$130,000	$1,217,621	$—	$5,628,139
Net interest-sensitivity gap during the period	$(856,866)	$440,866	$510,482	$321,961	$352,588	$769,031

Cumulative gap	$(856,866)	$(416,000)	$94,482	$416,443	$769,031
Interest-sensitive assets as a percent of interest sensitive liabilities (cumulative)	79.70%	90.28%	102.14%	107.40%	113.66%
Interest-sensitive assets as a percent of total assets (cumulative)	49.36%	56.70%	66.10%	88.69%	93.87%

Net interest-sensitivity gap as a percent of total assets	(12.57)%	6.47%	7.49%	4.72%	5.17%
Cumulative gap as a percent of total assets	(12.57)%	(6.10)%	1.39%	6.11%	11.28%

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

Our primary sources of liquidity include cash and cash equivalents, federal funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and the ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.05 per share for 2002 (approximately $3.2 million based upon 64,583,399 shares outstanding as of September 30, 2002).

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

We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal funds overnight rate.  The aggregate amount of these borrowing arrangements as of September 30, 2002 was $1.4 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties.  Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at September 30, 2002 was $2.8 billion.

We also have a borrowing arrangement with the FHLBB.  We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold.  We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.  The aggregate amount of borrowing available to us under this arrangement at September 30, 2002 was $2.4 billion.  The amount outstanding under this arrangement at September 30, 2002 was $0.8 billion.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $73.2 million for the nine months ended September 30, 2002.  Net cash used for investing activities for the nine months ended September 30, 2002 was $1.4 billion, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities and increased Federal funds sold and securities purchased under resale agreements.  Net cash provided by financing activities, consisting primarily of increased short-term and other borrowings, time deposits and savings deposits, was $1.4 billion for the nine months ended September 30, 2002.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease microcomputers through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $38.7 million and $27.8 million for the nine months ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002, capital expenditures were comprised of approximately $25.2 million in capitalized software and projects in process, $11.0 million in fixed assets and $2.5 million in leasehold improvements.  For the nine months ended September 30, 2001, capital expenditures were comprised of approximately $15.1 million in fixed assets, $8.4 million in capitalized software and projects in process and $4.3 million in leasehold improvements.

Stockholders’ equity at September 30, 2002 was $419.5 million, up 22% from December 31, 2001.  The ratio of stockholders’ equity to assets decreased to 6.2% at September 30, 2002 from 6.5% at December 31, 2001.

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

The following table summarizes our Tier I and total capital ratios at September 30, 2002 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$353,069	15.08%
Tier I capital minimum requirement	93,682	4.00%

Excess Tier I capital	$259,387	11.08%

Total capital	$353,169	15.08%
Total capital minimum requirement	187,364	8.00%

Excess total capital	$165,805	7.08%

Risk adjusted assets, net of intangible assets	$2,342,056

The following table summarizes the Bank’s Tier I and total capital ratios at September 30, 2002 (Dollars in thousands):

	Amount	Ratio

Tier I capital	$349,202	14.91%
Tier I capital minimum requirement	93,669	4.00%

Excess Tier I capital	$255,533	10.91%

Total capital	$349,302	14.92%
Total capital minimum requirement	187,339	8.00%

Excess total capital	$161,963	6.92%

Risk adjusted assets, net of intangible assets	$2,341,736

In addition to the risk-based capital guidelines, the FRB and the FDIC use a “Leverage Ratio” as an additional tool to evaluate capital adequacy.  The Leverage Ratio is defined to be a company’s Tier I capital divided by its adjusted total average assets.  The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% for top-rated banking institutions not experiencing a period of rapid growth.  All other banking institutions will be expected to maintain a Leverage Ratio of 4.0% to 5.0%.  The computation of the risk–based capital ratios and the Leverage Ratio requires that our capital and that of the Bank be reduced by most intangible assets.  Our Leverage

Ratio at September 30, 2002 was 5.64%, which is in excess of regulatory requirements.  The Bank’s Leverage Ratio at September 30, 2002 was 5.58%, which is in excess of regulatory requirements.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Federal funds sold and securities purchased under resale agreements	$54,144	$680	1.67%	$46,850	$1,611	4.58%
Investment securities (1)	5,411,656	181,394	4.47%	4,062,126	184,774	6.06%
Loans (2)	110,747	2,891	3.48%	113,960	4,279	5.01%
Total interest-earning assets	5,576,547	184,965	4.42%	4,222,936	190,664	6.02%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	346,204			251,413
Total assets	$5,922,651			$4,474,249

Interest bearing liabilities:
Deposits:
Demand	$1,100	$4	0.48%	$3,845	$56	1.94%
Savings	1,797,890	31,749	2.35%	1,741,390	53,078	4.06%
Time	1,862	24	1.72%	319	13	5.43%
Short-term borrowings	2,846,157	28,079	1.32%	1,795,578	50,731	3.77%
Other borrowings	398,901	19,126	6.39%	248,913	9,344	5.01%
Total interest-bearing liabilities	5,045,910	78,982	2.09%	3,790,045	113,222	3.98%
Noninterest-bearing liabilities Demand deposits	182,606			175,658
Savings	120,666			66,715
Noninterest-bearing time deposits	90,000			73,333
Other liabilities	75,971			49,104
Total liabilities	5,515,153			4,154,855
Trust preferred stock	24,280			24,256
Equity	383,218			295,138
Total liabilities and equity	$5,922,651			$4,474,249
Net interest income		$105,983			$77,442
Net interest margin (3)			2.53%			2.45%
Average interest rate spread (4)			2.33%			2.04%

Ratio of interest-earning assets to interest-bearing liabilities			110.52%			111.42%

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

Item 4.    Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the SEC.  Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of the date of the evaluation, our disclosure controls were effective.

(b)   Internal controls.

Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

99.1 Certification of Kevin J. Sheehan, Chief Executive Officer, and John N. Spinney, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

On July 11, 2002, August 14, 2002 and September 20, 2002, the Company filed current reports on Form 8-K providing information therein under Item 9 (Regulation FD Disclosure).  The current report on Form 8-K filed July 11, 2002 contained the following financial statements: Consolidated Statement of Income for the Quarter Ended June 30, 2002; Consolidated Balance Sheet as of June 30, 2002; Average Balance Sheet as of June 30, 2002; and Asset Servicing Fees for the Quarter Ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date: November 14, 2002	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan
Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Kevin J. Sheehan, Chairman and Chief Executive Officer, certify that:

1.             I have reviewed this Quarterly Report on Form 10-Q of Investors Financial Services Corp.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Kevin J. Sheehan
Kevin J. Sheehan
Chairman and Chief Executive Officer

I, John N. Spinney, Jr., Senior Vice President and Chief Financial Officer, certify that:

1.             I have reviewed this Quarterly Report on Form 10-Q of Investors Financial Services Corp.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ John N. Spinney, Jr.
John N. Spinney, Jr.
Senior Vice President and Chief Financial Officer