Form 10-K
period 2002-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2003-02-27
CIK 949589

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

        The aggregate market value of Common Stock held by non-affiliates of the registrant was $2,062,923,818 based on the last reported sale price of $33.54 on The Nasdaq National Market on June 30, 2002 as reported by Nasdaq.

        As of January 31, 2003, there were 64,860,837 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such Proxy Statement are incorporated by reference in Part III.

PART I

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

        Our primary operating subsidiary is Investors Bank & Trust Company® which was founded in 1969 as a banking subsidiary of Eaton Vance Corp., an investment management firm. In 1995, we reorganized as a bank holding company, were spun-off to the stockholders of Eaton Vance and completed our initial public offering.

        We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies. We think of these services in two categories: core services and value-added services. Our core services include global custody, multicurrency accounting and mutual fund administration. Our value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, and brokerage services. At December 31, 2002, we provided services for approximately $785 billion in net assets, including approximately $86 billion of foreign net assets.

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

        Historical Financial Asset Growth.    While financial assets have declined slightly in recent years, over the past ten years, growth in financial assets under management has been strong. Factors driving this growth are an aging population, the privatization of retirement systems and the increased popularity of pooled investment products, including mutual funds. The total amount of U.S. financial assets held in mutual funds, life insurance companies, private pension funds and bank personal trust accounts was $14.9 trillion at December 31, 2001, up from $5.4 trillion in 1991, a compounded annual growth rate of over 10%. Mutual funds, a primary market for our services, hold a large portion of the money invested in pooled investment vehicles. Despite the above-mentioned recent declines, the U.S. mutual fund market has grown at a compounded annual growth rate of more than 16% since 1991, and held over $6 trillion in assets at December 31, 2001. The following table presents U.S. financial assets, including mutual funds (Dollars in billions):

	December 31, 2001	December 31, 1991	Compounded Annual Growth Rate
U.S. Financial Assets
Mutual Funds	$6,513.80	$1,375.70	16.82%
Life Insurance Companies	3,224.60	1,479.50	8.10
Private Pension Funds	4,171.70	1,939.60	7.96
Bank Personal Trusts and Estates	996.30	608.30	5.06

Total	$14,906.40	$5,403.10	10.68%

Source: Federal Reserve Bank

        Consolidation and Outsourcing Trends.    Another important factor affecting the industry is consolidation in the number of asset servicing providers. Since the early 1990s, a number of small and mid-size asset servicers have consolidated with larger service providers or divested their asset servicing operations to focus their resources on their core businesses. Also, numerous service providers have consolidated their operations with other companies. This ongoing consolidation has concentrated the industry around a smaller number of providers and presents us with opportunities for growth as clients review their relationships with existing service providers and as consolidated financial institutions dispose of businesses that do not fit with their core services.

        Asset servicing is viewed differently by asset management organizations depending on their operational philosophy. The majority of asset managers hire third parties to provide custody services. Some use more than one custodian to foster cost reduction through competition. Large asset managers may have enough assets to justify the cost of providing in-house facilities to handle accounting, administration and transfer agency services. Smaller asset managers generally hire third parties to provide accounting, administration and transfer agency services in addition to custody services. Keeping abreast of developments like Internet data delivery, the Euro, decimalization of stock prices and compressed settlement cycles has forced significant increases in technology spending across the financial services industry. We believe that this increase in spending requirements has accelerated the pace at which asset managers outsource back office operations to asset servicers.

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

        In addition, a growing number of mutual funds have been structured as multi-class funds or as multi-manager funds in order to address the differing requirements and preferences of potential investors. Multi-class arrangements allow an investment company to sell interests in a single investment portfolio to separate classes of stockholders. In this environment, investors have the option of purchasing multi-class fund shares with the sales load structure that best meets their short-term and long-term investment strategy. Multi-manager funds have two or more investment managers, who may have different investing styles, managing the assets of one fund. Multi-manager funds allow an investor to invest along multiple style lines with a single investment.

        Another innovation in the mutual fund industry is the advent of exchange traded funds, or ETFs. ETFs are securities that replicate an index and are traded on a national securities exchange, usually the American Stock Exchange. Unlike investing in a conventional index mutual fund, investing in an ETF allows investors to buy and sell shares throughout the trading day at market prices. ETFs also offer potential tax efficiencies. According to an industry source, globally, ETF assets grew 35% from approximately $104.8 billion at year-end in 2001 to $141.6 billion in 2002.

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

        Our Fund Accounting and Custody Tracking System, or FACTS, is a single integrated technology platform that combines our products into one solution for customers and can accommodate rapid growth in net assets processed. FACTS provides the following functions in a single information system:

  •
  Custody

  •
  Securities movement and control

  •
  Portfolio accounting

  •
  Multicurrency general ledger accounting

  •
  Pricing

  •
  Net asset value calculation

  •
  Multi-class and multi-manager processing

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

        The FACTS architecture also enables us to modify the system quickly. Rapid modifications result in increased processing quality, efficiency, and an increased ability to implement service innovations for our clients. We believe that the integrated nature of FACTS provides us with a competitive advantage by allowing us to respond quickly to the continuously changing technological demands of the financial services industry. The separate systems used for different tasks by many other asset servicing providers may not provide the same advantages.

        We outsource our mainframe processing and network monitoring to Electronic Data Systems so that we can focus our resources on software and internal systems development. This arrangement minimizes our capital investment in large-scale computer hardware, gives us access to state-of-the-art mainframe technology, and provides virtually unlimited capacity and disaster recovery services. Our relationship with EDS also assures greater predictability of our processing expenses.

        Maintain Expertise in Complex Products.    Another of our core strategies is to maintain our strength in the rapidly growing area of complex investment products. We have developed expertise in servicing master-feeder and multi-managed funds, limited partnerships and ETFs. We also have expertise in servicing the more complicated fund of funds and offshore fund structures. Because the design of FACTS allows us to effect modifications or enhancements quickly, we are able to respond rapidly to the systems requirements of complex structures.

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

Core Services	Value-Added Services
• Global Custody	• Securities Lending
• Multicurrency Accounting	• Foreign Exchange
• Mutual Fund Administration	• Cash Management
• Performance Measurement
• Institutional Transfer Agency
• Investment Advisory Services
• Lines of Credit
• Brokerage Services

        Our value-added services help support clients in developing and executing their strategies, enhancing their returns, and evaluating and managing risk. We strive to maximize the use of our value-added services by our client base.

        Fees charged for core services vary from client to client based on the volume of assets processed, the number of securities held and portfolio transactions. Generally, fees are billed to our client monthly in arrears and, upon their approval, charged directly to their account. Fees charged for core services reflect the price-sensitivity of the market for such services. Fees charged for value-added services reflect a more favorable pricing environment for us, and we can increase activity in these areas without a proportionate increase in personnel or other resources.

        The following is a description of the various services we offer:

Core Services

        Global Custody.    Global custody entails overseeing the safekeeping of securities for clients and settlement of portfolio transactions. Our domestic net assets processed have grown from $22 billion at October 31, 1990 to $699 billion at December 31, 2002. At December 31, 2002, our foreign net assets processed totaled approximately $86 billion.

        In order to service our clients worldwide, we established a network of global subcustodians in 97 markets. Since we do not have our own branches in these countries, we are able to operate in the foreign custody arena with minimal fixed costs, while our clients benefit from the ability to use a single custodian, Investors Bank, for all of their international investment needs.

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

        Foreign Exchange.    We provide foreign exchange services to facilitate settlement of international securities transactions for U.S. dollar denominated mutual funds and other accounts and to convert income payments denominated in a non-U.S. currency to U.S. dollars. By using us rather than a third party foreign exchange bank to perform these functions, clients can reduce the amount of time spent coordinating currency delivery and monitoring delivery failures and claims.

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

        Investment Advisory Services.    The Bank acts as investment adviser to the Merrimac Master Portfolio, an open-end management investment company registered under the Investment Company Act of 1940. The portfolio currently consists of a series of five master funds in a master-feeder structure. The Merrimac Cash Portfolio and the Merrimac U.S. Government Portfolio are sub-advised by Allmerica Asset Management, Inc. The Merrimac Treasury Portfolio and the Merrimac Treasury Plus Portfolio are sub-advised by M&I Investment Management Corp. The Merrimac Municipal Portfolio is sub-advised by ABN AMRO Asset Management (USA) LLC. At December 31, 2002, the total net assets of the portfolio approximated $7.0 billion. The portfolio's master funds serve as investment vehicles for six domestic feeder funds and two offshore feeder funds, which we have created and whose shares are sold to institutional investors.

        Lines of Credit.    We offer credit lines to our clients for the purpose of leveraging portfolios, covering overnight cash shortfalls and other borrowing needs. We do not conduct consumer-banking operations. At December 31, 2002, we had gross loans outstanding to clients of approximately $144 million, which represented approximately 2% of our total assets. The interest rates charged on the Bank's loans are indexed to either the Prime rate or the Federal Funds rate. We have never had a loan loss. All loans are secured, or may be secured, by marketable securities and virtually all loans are due on demand, other than a loan made to a non-profit association for the purposes of the Community Reinvestment Act. We earn commitment fees on the unused portion of certain redemption lines of credit to mutual fund clients. These commitment fees are calculated as a percentage of the total line of credit.

        Brokerage services.    In 2002, we began offering introducing broker-dealer services to clients by accepting customer orders, which we have elected to clear through a clearing broker-dealer. The clearing broker-dealer processes and settles customer transactions and maintains detailed customer records. This allows us to use the back office processing of the clearing broker while earning a commission on trades executed on behalf of clients. The brokerage services we offer do not include margin accounts, short selling or market making activities. The results of this operation were not material to our financial condition and operating results as of and for the year ended December 31, 2002.

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

        Financial information regarding our geographic reporting can be found in Note 20 to our Notes to Consolidated Financial Statements included in this Annual Report.

Significant Clients

        Barclays Global Investors, N.A. ("BGI") accounted for approximately 16.8% and 13.5% of our consolidated net operating revenues for the years ended December 31, 2002 and 2001, respectively. No single client of ours represented more than 10% of net operating revenues for the year ended December 31, 2000, and no client other than BGI accounted for more than 10% of our net operating revenues for the years ended December 31, 2002 or 2001.

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

        The integrated nature of the FACTS architecture allows us to effect modifications and enhancements quickly. Swift modifications and enhancements result in increased processing quality and efficiency for our clients. They also help us implement service innovations for our clients. This integrated architecture helps differentiate us from our competitors. Technological enhancements and upgrades are an ongoing part of asset servicing that are necessary for asset administrators to remain competitive and to create information delivery mechanisms that add value to the information available as part of clearing and settling transactions. We have met and continue to meet these needs through standardized data extracts and automated interfaces developed over the past several years.

        These abilities help us add value to the custody and fund accounting information we gather by processing client assets. We have developed a comprehensive suite of standardized data extracts and reports and created automated interfaces that allow our clients to access the full range of custody and fund accounting data. We have also developed interfaces that allow our clients to connect electronically with our host systems and access data collected from clearance and settlement transactions in multiple currencies. Through these information-sharing tools, we are better equipped to supplement our custody and accounting services with foreign exchange services and asset and transaction reporting and monitoring services. Electronic linkages also position us to respond quickly to client requests.

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

        Our trust processing services are provided by SEI Investments Company, located in Oaks, Pennsylvania. SEI is a global provider of asset management and investment technology solutions. We pay certain monthly service fees based upon usage. Our current agreement with SEI is schedule to expire on December 31, 2005.

        We maintain a comprehensive disaster recovery plan. The plan identifies teams to manage disaster situations and re-establish a functioning operational environment. The plan provides for us to be able to relocate employees and resume operations quickly, if necessary.

        The securities industry is moving to a straight-through-processing environment where all trades will flow directly from a client's trading platform to our own system to produce a net asset value calculation. We have begun making the systems infrastructure and functional modifications required to provide straight-through-processing capabilities. We believe that we can accomplish the transition to a full straight-through-processing environment without adversely affecting our financial results, operations or the services we provide to our clients.

Competition

        We operate in a highly competitive environment in all areas of our business. Many of our competitors, including State Street Bank and Trust Company, JP Morgan Chase and The Bank of New York, possess substantially greater financial and marketing resources than we do and process a greater amount of financial assets. Moreover, under the Gramm-Leach-Bliley Act of 1999, securities firms, insurance companies and other financial services providers may now elect to become financial holding companies. Financial holding companies may acquire banks and other financial institutions. Accordingly, the Gramm-Leach-Bliley Act may significantly change the competitive environment in which we conduct business. Other competitive factors include technological advancement and flexibility, breadth of services provided and quality of service. We believe that we compete favorably in these categories.

        Competition in the asset servicing industry has compressed both pricing and margins of core services like global custody services and trustee services. Partially offsetting this trend is the development of new services that have higher margins. Our continuous investment in technology has permitted us to offer value-added services to clients, such as middle-office outsourcing, performance measurement, securities lending and foreign exchange, all on a global basis and at competitive prices. Technological evolution and service innovation have enabled us to generate additional revenue to offset price pressure in maturing service lines.

        We believe that our size and responsiveness to client needs provide the asset management industry with a very attractive asset servicing alternative to superregional and money center banks and other asset servicers. As our competitors grow even larger through acquisition, we believe that our customized and highly responsive service offerings become even more attractive. While consolidation within the industry may adversely affect our ability to retain clients that have been acquired, it also creates opportunity for us as prospective clients review their relationships with existing service providers. In addition, consolidation among large financial institutions may enable us to acquire, at a reasonable price, asset servicing businesses that do not fit within the core focus of these new, consolidated financial institutions.

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

Employees

        On December 31, 2002, we had 2,591 employees. We maintain a professional development program for entry level staff. Successful completion of the program is required of most newly hired employees. This training program is supplemented by ongoing education on systems and technological developments and innovations, the industry and our client base.

        None of our employees is covered by collective bargaining agreements and we believe our relations with our employees are good.

Regulation and Supervision

        In addition to the generally applicable state and federal laws governing businesses and employers, we are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. Furthermore, the operations of our securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system, the protection of consumers or classes of consumers or the furtherance of broad public policy goals, rather than the specific protection of stockholders of a bank or its parent company.

        Several of the more significant statutory and regulatory provisions applicable to banks and bank holding companies ("BHC") to which Investors Financial and its subsidiaries are subject are described more fully below, together with certain statutory and regulatory matters concerning Investors Financial and its subsidiaries. The description of these statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on Investors Financial's business, prospects and operations, as well as those of its subsidiaries.

Investors Financial

        General.    As a registered BHC, Investors Financial is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System ("FRB") and by the Massachusetts Commissioner of Banks ("Commissioner.") We are required to file a report of our operations with, and are subject to examination by, the FRB and the Commissioner. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs and to order termination of ownership and control of a non-banking subsidiary by a BHC.

        BHCA—Activities and Other Limitations.    The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

        Unless a BHC becomes a financial holding company ("FHC") under the Gramm-Leach-Bliley Act of 1999 ("GLBA") (as discussed below), the BHCA also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices. In addition, as discussed more fully below, Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to mergers of BHCs.

        The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as Investors Financial, that have not elected to be treated as FHCs. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits a BHC that qualifies and elects to be treated as a FHC to engage in a significantly broader range of financial activities than BHCs, such as Investors Financial, that have not elected FHC status.

        In order to elect to become a FHC and thus engage in a broader range of financial activities, a BHC, such as Investors Financial, must meet certain tests and file an election form with the FRB. To qualify, all of a BHC's subsidiary banks must be well-capitalized (as discussed below under "Investors Bank") and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act ("CRA") evaluation.

        A BHC that elects to be treated as a FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, Investors Financial has not elected, and has not otherwise determined whether it will elect, to become a FHC.

        Capital Requirements.    The FRB has adopted capital adequacy guidelines, which it uses in assessing the adequacy of capital in examining and supervising a BHC and in analyzing applications upon which it acts. The FRB's capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least 50% of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

        In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets (the "Leverage Ratio") of 3.0%. Total average consolidated assets for this purpose does not include, for example, goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated BHCs without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. All other BHCs are required to maintain a minimum Leverage Ratio of 4.0%. BHCs with supervisory, financial, operational or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Because we anticipate significant future growth, we will be required to maintain a Leverage Ratio of 4.0% or higher.

        We currently are in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and our management expects these ratios to remain in compliance with the FRB's capital adequacy guidelines. (Separate, but substantially similar, capital adequacy guidelines under Federal Deposit Insurance Corporation ("FDIC") regulations apply to the Bank, as discussed more fully below.) At December 31, 2002, our Total Risk-Based Capital Ratio and Leverage Ratio were, respectively, 15.51% and 5.50%.

        U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision ("Basel Committee"), currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines, including changes (such as those relating to lending to registered broker-dealers) that are of particular relevance to banks, such as the Bank, that engage in significant securities activities. Among other things, the Basel Committee rules, which are expected to be proposed formally for public comment in the next 6 months and are expected to become effective around 2006, would add operational risk as a third component to the denominator of the risk-capital calculation, which currently includes only credit and market risks. We are monitoring the status and progress of the Basel Committee rules and the related impact, if any, on our operations and are preparing for their implementation.

        Limitations on Acquisitions of Common Stock.    The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a BHC unless the FRB has been given at least 60 days to review and does not object to the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC, such as us, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), would, under the circumstances set forth in the presumption, constitute the acquisition of control of the BHC. In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or otherwise obtaining control or a controlling influence over that BHC.

        Massachusetts Law.    Investors Financial is also considered a BHC for purposes of Massachusetts law due to the manner in which it acquired the Bank. Accordingly, we have registered with the Commissioner and are obligated to make reports to the Commissioner. Further, as a Massachusetts BHC, Investors Financial may not acquire all or substantially all of the assets of a banking institution, merge or consolidate with any other BHC or acquire direct or indirect ownership or control of any voting stock in any other banking institution if it will own or control more than 5% thereof without the prior consent of the Massachusetts Board of Bank Incorporation. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which BHC or their nonbank subsidiaries engage.

        Cash Dividends.    FRB policy provides that a bank or a BHC generally should not maintain its existing rate of cash dividends on common stock unless the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. FRB policy further provides that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC's ability to serve as a source of strength.

        Source of Strength.    FRB policy requires BHCs to serve as sources of financial and managerial strength to their subsidiary banks and, in connection therewith, to stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks in a manner consistent with FRB policy. Accordingly, Investors Financial is expected to commit resources to the Bank in circumstances where it might not do so absent such policy.

        Disclosure Controls and Procedures.    The Sarbanes-Oxley Act of 2002 and related rulemaking by the Securities and Exchange Commission ("SEC"), which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result thereof, public companies, such as Investors Financial, now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC filings (i.e., Forms 10-K and 10-Q) and their chief executive officers and chief financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant form, among other things. We are monitoring the status of other related ongoing rulemaking by the SEC and other regulatory entities. Currently, management believes that we are in compliance with the rulemaking promulgated to date.

Investors Bank

        General.    The Bank is subject to extensive regulation and examination by the Commissioner and the FDIC, which insures the Bank's deposits to the maximum extent permitted by law, and to certain requirements established by the FRB. The federal and state laws and regulations which are applicable to banks regulate among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of certain deposited funds and the nature and amount of and collateral for certain loans.

        FDIC Insurance Premiums.    The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds.

        Capital Requirements.    The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding BHCs, as described above.

        Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended ("FDIA"). Under the regulations, a bank generally shall be deemed to be:

  •
  "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio of 6.0% or greater, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive;

  •
  "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a "well capitalized" bank;

  •
  "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances),

  •
  "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%, and

  •
  "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

        An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate FDIC regional director within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund.

        Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals.

        At December 31, 2002, the Bank was deemed to be a well capitalized institution for the above purposes. Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As is discussed above, the Bank would be required to remain a well-capitalized institution at all times if we elected to be treated as an FHC.

        Brokered Deposits.    Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit depending on the institution's capital category. These restrictions have not had a material impact on the Bank's operations because the Bank historically has not relied upon brokered deposits as a source of funding. At December 31, 2002, the Bank did not have any brokered deposits.

        Transactions with Affiliates.    Sections 23A and 23B of the Federal Reserve Act, which apply to the Bank, are designed primarily to protect against a depository institution suffering losses in certain transactions with affiliates, which includes Investors Financial and other subsidiaries of Investors Financial. For example, the Bank is subject to certain restrictions on loans to us, on investment in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower and on the issuance of a guarantee or letter of credit on our behalf. The Bank also is subject to certain restrictions on most types of transactions with us, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with non-affiliates. The FRB recently adopted a final rule, which will become effective April 1, 2003, to implement comprehensively Sections 23A and 23B of the Federal Reserve Act. This new rule, among other things, specifies that derivative transactions are subject to Section 23B (including use of daily marks and two way collateralization) but generally not to Section 23A, except derivatives in which the bank provides credit protection to a nonbank affiliate on behalf of an affiliate will be treated as a guarantee for purposes of Section 23A, and requires banks to establish policies and procedures (which the Bank has established)

to monitor credit exposure to affiliates. The FRB intends to propose in the near future regulations to treat derivatives that are the functional equivalent of a loan to an affiliate as subject to Section 23A.

        Activities and Investments of Insured State-Chartered Banks.    Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks, such as the Bank, to those that are permissible for national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured, state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities.

        Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of an FHC. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things. Also, the FDIC's final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

        CRA.    The CRA requires the FDIC to assess an institution's record of helping to meet the credit needs of the local communities in which the institution is chartered, consistent with the institution's safe and sound operation, and to take this record into account when evaluating certain applications. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the Bank's performance in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications. For purposes of the CRA, the Bank has been designated as a "wholesale institution" by the Commissioner and as a "special purpose" institution by the FDIC. The wholesale institution designation reflects the nature of our business as other than a retail financial institution and prescribes CRA review criteria applicable to the Bank's particular type of business. As a part of the CRA program, the Bank is subject to periodic CRA examinations by the Commissioner (but not the FDIC because special purpose institutions are exempt from such FDIC review) and maintains comprehensive records of its CRA activities for this purpose. Management believes the Bank is currently in compliance with all CRA requirements.

        Customer Information Security.    The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

        Privacy.    The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

        USA Patriot Act.    The USA Patriot Act of 2001 (the "USA Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including the Bank, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that we are currently in compliance with all currently effective requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

        Massachusetts Law—Dividends.    Under Massachusetts law, the board of directors of a trust company, such as the Bank, may declare from "net profits" cash dividends no more often than quarterly, provided that there is no impairment to the trust company's capital stock. Moreover, prior Commissioner approval is required if the total of all dividends declared by a trust company in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. These restrictions on the Bank's ability to declare and to pay dividends may restrict Investors Financial's ability to pay dividends to its stockholders. We cannot predict future dividend payments of the Bank at this time.

        Regulatory Enforcement Authority.    The enforcement powers available to federal and state banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances federal and state law require disclosure and reports of certain criminal offenses and also final enforcement actions by the federal banking agencies.

        Transfer Agency.    In order to serve as transfer agent to our clients that execute transactions in publicly-traded securities, we must register with the SEC as a transfer agent under the Exchange Act. As a registered transfer agent, we are subject to certain reporting and record keeping requirements. Currently, management believes that we are in compliance with these registration, reporting and record keeping requirements.

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

        Other Securities Laws Issues.    The GLBA amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of "broker" and "dealer" for a "bank." In February 2003, the SEC extended the temporary exemption from the definition of "dealer" for banks until September 30, 2003 and, in May 2002, it extended the temporary exemption from the definition of "broker" until May 12, 2003. In February 2003, the SEC also issued final rules that, among other things, adopt amendments to its rule granting an exemption to banks from dealer registration for de minimis riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions and it adopted a new exemption for banks from the definition of broker and dealer under the Exchange Act for certain securities lending transactions. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker or a dealer or both and become subject to SEC jurisdiction. We do not expect these new rules to have a material effect on us, as we recently formed a registered broker and dealer subsidiary.

        The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of "investment adviser." With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered. Accordingly, the Bank furnishes investment advice to registered investment companies through a separately identifiable department or division of the Bank that is registered with the SEC as an investment adviser. Federal and state laws impose onerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements and disclosure obligations. Currently, management believes that we are in compliance with these requirements.

        Future Legislation.    Changes to the laws and regulations in the states and countries where Investors Financial and its subsidiaries transact business can affect the operating environment of BHCs and their subsidiaries in substantial and unpredictable ways. We cannot accurately predict whether those changes in laws and regulations will occur, and, if they do occur, the ultimate effect they would have upon our financial condition or results of operation.

Selected Statistical Information

Deposits

        The following table represents the average balance and weighted-average yield earned on deposits (Dollars in thousands):

	December 31, 2002		December 31, 2001
	Average Balance	Weighted- Average Yield	Average Balance	Weighted- Average Yield
Interest-bearing:
Demand deposits	$823	0.49%	$3,456	1.74%
Savings	1,945,550	2.17	1,708,220	3.82
Time deposits	1,393	1.72	239	5.44

	$1,947,766	2.17%	$1,711,915	3.82%

Noninterest-bearing:
Demand deposits	$180,065	—	$180,260	—
Savings	124,416	—	73,415	—
Time deposits	90,000	—	77,534	—
	394,481		331,209

Short-Term and Other Borrowings

        The following tables reflect the amounts outstanding and weighted average interest rates of the primary components of short-term and other borrowings as of and for the years ended December 31, 2002, 2001 and 2000 (Dollars in thousands):

	Federal Home Loan Bank of Boston Advances
	2002	2001	2000
Balance at December 31	$610,000	$780,000	$—
Maximum outstanding at any month end	800,000	1,000,000	299,000
Average outstanding during the year	590,603	531,034	87,077
Weighted average interest rate at end of year	2.43%	2.68%	—
Weighted average interest rate during the year	4.50%	4.71%	6.30%
	Federal Funds Purchased
	2002	2001	2000
Balance at December 31	$130,648	$130,000	$—
Maximum outstanding at any month end	375,000	394,000	128,000
Average outstanding during the year	254,093	139,243	45,056
Weighted average interest rate at end of year	1.20%	1.61%	—
Weighted average interest rate during the year	1.71%	3.62%	6.46%

        For the year ended December 31, 2002, maturities on Federal Home Loan Bank of Boston ("FHLBB") advances ranged from overnight to September 2006. For the year ended December 31, 2001, maturities on FHLBB advances ranged from overnight to February 2005. During the year ended December 31, 2000, maturities on FHLBB advances ranged from overnight to August 2000.

Availability of Filings

        You may access, free of charge, copies of the following documents on our web site at www.ibtco.com:

1)
Our Annual Reports on Form 10-K;

2)
Our Quarterly Reports on Form 10-Q; and

3)
Our Current Reports on Form 8-K.

        We post these documents on our web site as soon as reasonably practicable after we file or furnish them electronically with or to the Securities and Exchange Commission. The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this Annual Report. Our web site address is included in this document as an inactive textual reference only.

ITEM 2.    PROPERTIES.

        The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2002:

Location	Function	Sq. Ft.	Expiration Date
200 Clarendon Street, Boston, MA	Principal Executive Offices and Operations Center	334,229	2011
100 Huntington Avenue, Boston, MA	Operations Center	150,269	2007
1 Exeter Plaza, Boston, MA	Training Center	14,870	2007
33 Maiden Lane, New York, NY	Operations Center	21,994	2011
980 Ninth Street, Sacramento, CA	Operations Center	53,580	2008
1277 Treat Boulevard, Walnut Creek, CA	Operations Center	18,921	2008
1 First Canadian Place, Toronto	Offshore Processing Center	17,790	2006
Upper Hatch Street, Dublin	Offshore Processing Center	4,100	2003
118/119 Lower Baggot Street, Dublin	Offshore Processing Center	12,199	2003
Iveagh Court, Dublin	Offshore Processing Center	51,095	2028	*

*
Pursuant to the terms of the contract, this lease can be terminated without penalty in 2013.

        For more information, see Note 16 of the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS.

        On January 31, 2003, we were named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at our Sacramento and Walnut Creek facilities. The lawsuit was filed in the Superior Court of California, County of Sacramento. While we are in the early stages of investigating this complaint, we believe that we have complied at all times with applicable law and we intend to defend this lawsuit vigorously. We do not yet know the amount of damages that the plaintiffs are seeking to recover. However, the defense of class action lawsuits can be costly and time consuming, and can divert the attention of management. A determination that we violated applicable wage and hour laws could have a material adverse effect on our business, financial condition and results of operations.

        In 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") an assessment for additional state excise taxes of approximately $10.9 million plus interest and penalties with respect to the Bank's tax years ended December 31, 1999, December 31, 2000 and December 31, 2001.

        The DOR contends that dividend distributions to the Bank by Investors Funding Corp. ("IFC"), a real estate investment trust 99.9% owned by the Bank, are fully taxable in Massachusetts. We believe, after consultation with our advisors, that the Massachusetts statute that provides for a dividend received deduction equal to 95% of certain dividend distributions applies to the distributions made by IFC to the Bank. Accordingly, no provision has been made in our financial statements for the amounts assessed or additional amounts that might be assessed in the future.

        We have been informed that the DOR has sent similar assessments to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their 1999, 2000 and 2001 Massachusetts financial institution excise tax returns. Because the legal issues raised are identical for all of the financial institutions involved, we are acting together with those institutions to appeal the assessments and to pursue all available means to defend our position vigorously. In addition, the Massachusetts legislature is considering retroactive legislation that may affect the outcome of our dispute with the DOR. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

        In January 2001, Mopex, Inc. filed an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302 (the "Complaint"), in the United States District Court for the Northern District of Illinois. In the Complaint, Mopex alleges that the Bank and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringed U.S. Patent No. 6,088,685, entitled, "Open End Mutual Fund Securitization Process," assigned to Mopex. In particular, Mopex alleges that the '685 patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds. The Complaint seeks injunctive relief, damages, and enhanced remedies (including attorneys' fees and treble damages).

        In April 2001, we filed an answer and counterclaim, denying any liability on Mopex's claim and seeking a declaratory judgment that the '685 patent is invalid and not infringed by the Bank's activities. In April 2002, Mopex filed an amended complaint to, among other things, add nine new defendants. The number of defendants now totals twenty-two. In June 2002, we filed a motion to dismiss the amended complaint. That motion is still pending.

        We are indemnified by the iShares Trust for certain defense costs and damages resulting from Mopex's claim. We believe the claim is without merit, and we will continue to vigorously defend our rights. However, we cannot be sure that we will prevail in the defense of this claim. Patent litigation can be costly and could divert the attention of management. If we were found to infringe the patent, we would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent. We cannot be sure that we will be able to obtain a license on a timely basis or on reasonable terms, if at all. As a result, any determination of infringement could have a material adverse effect on our business, financial condition and results of operations.

        In July 2000, two of our Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. ("ITC") and Investors Fund Services (Ireland) Ltd. ("IFS"), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the "Fund"), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund's investment manager, Ernst & Young, the Fund's auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund's closing to subscriptions in June 1999.

        In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. We have notified our insurers and intend to defend this claim vigorously. Based on our investigation through December 31, 2002, we do not expect this matter to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY AND POLICY

        Our common stock is quoted on the Nasdaq National Market under the symbol "IFIN". The following table sets forth, for the calendar periods indicated, the high and low sale prices for the common stock as reported by Nasdaq and dividends per share paid on the common stock. All information in the table below has been restated to reflect the two-for-one stock split paid June 14, 2002.

	High	Low	Dividend
2002
First quarter	$39.41	$31.82	$0.0125
Second quarter	39.35	32.06	0.0125
Third quarter	33.87	24.77	0.0125
Fourth quarter	35.94	19.66	0.0125
2001
First quarter	43.81	23.03	$0.0100
Second quarter	40.06	25.31	0.0100
Third quarter	40.38	23.00	0.0100
Fourth quarter	35.70	26.16	0.0100

        As of January 31, 2003, there were approximately 846 stockholders of record.

        We currently intend to retain the majority of future earnings to fund the development and growth of our business. Our ability to pay dividends on our common stock may depend on the receipt of dividends from Investors Bank. In addition, we may not pay dividends on our common stock if we are in default under certain agreements that we entered into in connection with the sale of the 9.77% Capital Securities by Investors Capital Trust I. See Note 11 of our Notes to Consolidated Financial Statements included with this Annual Report. Any dividend payments by Investors Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. See "Business—Regulation and Supervision." Subject to regulatory requirements, we expect to pay an annual dividend to our stockholders, currently estimated to be in an amount equal to $.06 per share of outstanding common stock (approximately $3.9 million based upon 64,775,042 shares outstanding as of December 31, 2002). We expect to declare and pay such dividend ratably on a quarterly basis.

        The information required under this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference in the section entitled "Stock Plans" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002.

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

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Income Data (1):
Net interest income	$143,478	$109,281	$58,818	$35,773	$26,694
Non-interest income	294,116	251,524	169,492	140,103	103,752

Net operating revenues	437,594	360,805	228,310	175,876	130,446
Operating expenses	336,667	286,213	176,491	142,157	104,480

Income before income taxes and minority interest	100,927	74,592	51,819	33,719	25,966
Income taxes	30,400	22,804	16,655	10,790	9,348
Minority interest expense	1,581	1,588	1,588	1,661	1,563

Net income	$68,946	$50,200	$33,576	$21,268	$15,055

Per Share Data (2):
Basic earnings per share	$1.07	$0.79	$0.57	$0.37	$0.28

Diluted earnings per share	$1.04	$0.76	$0.54	$0.36	$0.27

Dividends per share	$0.05	$0.04	$0.03	$0.02	$0.02

Balance Sheet Data:
Total assets at end of period	$7,214,777	$5,298,645	$3,811,115	$2,553,080	$1,465,508
Average Balance Sheet Data:
Interest-earning assets	$5,778,689	$4,380,263	$2,753,814	$1,837,963	$1,443,487
Total assets	6,172,006	4,646,005	2,899,408	1,970,702	1,542,765
Total deposits	2,342,247	2,043,124	1,551,880	1,150,814	845,093
Preferred securities	24,033	24,259	24,231	24,203	24,174
Common stockholders' equity	394,422	306,344	155,809	118,622	81,456
Selected Financial Ratios:
Return on average equity	17.5%	16.4%	21.5%	17.9%	18.5%
Return on average assets	1.1%	1.1%	1.2%	1.1%	1.0%
Common equity as % of total assets	6.4%	6.6%	5.4%	6.0%	5.3%
Dividend payout ratio (3)	4.8%	5.2%	5.6%	5.6%	5.5%
Tier 1 capital ratio (4)	15.5%	16.8%	13.4%	15.0%	15.3%
Leverage ratio (4)	5.5%	5.9%	5.2%	5.5%	4.6%
Noninterest income as % of net operating income	67.2%	69.7%	74.2%	79.7%	79.5%
Other Statistical Data:
Assets processed at end of period (5)	$785,418,321	$813,605,957	$303,236,286	$290,162,547	$244,935,314
Employees at end of period	2,591	2,618	1,779	1,507	1,258

(1)
All numbers shown in this table have been restated to reflect reclassifications related to Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred." Refer to "Significant Accounting Policies" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

(2)
All numbers shown in this table have been restated to reflect the two-for-one stock splits paid March 17, 1999, June 15, 2000 and June 14, 2002, where applicable.

(3)
We intend to retain the majority of future earnings to fund development and growth of our business. We currently expect to pay cash dividends at an annualized rate of $0.06 per share subject to regulatory requirements. Refer to "Market Risk: Liquidity" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

(4)
Refer to "Capital Resources" included within Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

(5)
Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services.

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

        We provide a broad range of services to a variety of financial asset managers. These services include our core services, global custody, multicurrency accounting and mutual fund administration, as well as our value-added services, such as securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services. At December 31, 2002, we provided services for approximately $785 billion in net assets, including approximately $86 billion of foreign net assets.

        On October 1, 1998, we acquired the domestic institutional trust and custody business of BankBoston, N.A. Under the terms of the purchase agreement, we paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention. The acquired business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, we also entered into an outsourcing agreement with BankBoston under which we provided custodial services for BankBoston's private banking and institutional asset management businesses. In 2000, the outsourcing agreement and a custody agreement with the BankBoston-sponsored 1784 Funds were terminated. As a result of the early termination of the outsourcing agreement and the 1784 Funds custody agreement, we received a total of $11.4 million in termination fees. We have not experienced a material impact on net income due to the termination of either agreement. We were informed by BankBoston that its decision to terminate both of the agreements was not related in any way to our quality of service, but was made as part of the integration process undertaken in connection with the merger of BankBoston with Fleet Bank, N.A.

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

        On February 1, 2001, we purchased the operations of the advisor custody unit of The Chase Manhattan Bank ("Chase"). This unit provided institutional custody services to individual accounts holding approximately $27 billion in assets as of February 1, 2001. These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors. Pursuant to the terms of the asset purchase agreement, we paid to Chase at the closing of the transaction approximately $31.5 million of the total purchase price, plus another $39.8 million in exchange for the book value of loans to its clients. Under the terms of the asset purchase agreement, we are not obligated to make any further purchase price payments to Chase. The transaction was accounted for as a purchase.

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

        On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of May 24, 2002. The dividend was paid on June 14, 2002.

        On January 31, 2003, we were named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at our Sacramento and Walnut Creek facilities. The lawsuit was filed in the Superior Court of California, County of Sacramento. While we are in the early stages of investigating this complaint, we believe that we have complied at all times with applicable law and we intend to defend this lawsuit vigorously. We do not yet know the amount of damages that the plaintiffs are seeking to recover. However, the defense of class action lawsuits can be costly and time consuming, and can divert the attention of management. A determination that we violated applicable wage and hour laws could have a material adverse effect on our business, financial condition and results of operations.

        In 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") an assessment for additional state excise taxes of approximately $10.9 million plus interest and penalties with respect to the Bank's tax years ended December 31, 1999, December 31, 2000 and December 31, 2001.

        The DOR contends that dividend distributions to the Bank by Investors Funding Corp. ("IFC"), a real estate investment trust 99.9% owned by the Bank, are fully taxable in Massachusetts. We believe, after consultation with our advisors, that the Massachusetts statute that provides for a dividend received deduction equal to 95% of certain dividend distributions applies to the distributions made by IFC to the Bank. Accordingly, no provision has been made in our financial statements for the amounts assessed or additional amounts that might be assessed in the future.

        We have been informed that the DOR has sent similar assessments to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their 1999, 2000 and 2001 Massachusetts financial institution excise tax returns. Because the legal issues raised are identical for all of the financial institutions involved, we are acting together with those institutions to appeal the assessments and to pursue all available means to defend our position vigorously. In addition, the Massachusetts legislature is considering retroactive legislation that may affect the outcome of our dispute with the DOR. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

Revenue and Expense Overview

        We derive our revenue from financial asset servicing. Although interest income and noninterest income are reported separately for financial statement presentation purposes, we believe our clients view the pricing of our service offerings on a bundled basis. In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses, as opposed to separately analyzing fee income and interest income and related expenses for each from the relationship. Accordingly, we believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 21% to $438 million in 2002 from $361 million in 2001. Net income increased 37% to $68.9 million in 2002 from $50.2 million in 2001.

        Noninterest income consists primarily of fees for financial asset servicing and is principally derived from global custody, multicurrency accounting, mutual fund administration and institutional transfer agency services for financial asset managers and the assets they control. Our clients pay fees based on the volume of assets processed, portfolio transactions, income collected and whether other value-added services such as foreign exchange, securities lending and cash management are needed. Asset-based fees are usually charged on a sliding scale and are subject to minimum fees. As such, when the assets in a portfolio under custody grow as a result of changes in market values or cash inflows, our fees may be a smaller percentage of those assets. Conversely, as asset values fall, our revenue decreases by the marginal rate charged on our sliding scale pricing model. As a result, as asset values decrease, fees will decrease, but at a smaller percentage than the asset value decrease.

        If the value of equity assets held by our clients were to increase or decrease by 10%, we estimate currently that this, by itself, would cause a corresponding change of approximately 3% in our earnings per share. If the value of fixed income assets held by our clients were to increase or decrease by 10%, we estimate currently that this, by itself, would cause a corresponding change of approximately 2% in our earnings per share. In practice, earnings per share do not track precisely to the value of the equity or fixed income markets because conditions present in a market decline may generate offsetting increases in other revenue items. For example, market volatility often results in increased transaction fee revenue. Also, market declines may result in increased interest income and sweep fee income as clients move larger amounts of assets into cash management vehicles that we offer. As a result, our earnings have remained strong despite the recent steep declines in the broad equity markets. However, there can be no assurance that these offsetting revenue increases will continue.

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

Significant Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions. We have identified the following accounting policies that, as a result of the complexities of the underlying accounting standards and operations involved, could result in significant changes to our consolidated financial condition or results of operations under different conditions or using different assumptions. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

        Derivative Financial Instruments—We do not purchase derivative financial instruments for trading purposes. We use derivative instruments to manage exposures to interest rate risks. We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate. These transactions are designed to hedge a portion of our liabilities. By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement. We also enter into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, we are fixing the price to be paid at a future date for certain investment securities. At December 31, 2002, we had $432.6 million of fixed price purchase contracts outstanding to purchase investment securities with an associated unrealized gain of $1.9 million. The unrealized gain is included within the other assets category on our consolidated balance sheet. See "Market Risk" and Note 15 to our consolidated financial statements filed with this Annual Report for an evaluation of the potential impact of these instruments on our operating results.

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

        Hedge accounting requires that we measure the changes in fair value of derivatives designated as hedges as compared to changes in expected cash flows of the underlying hedged transactions for each reporting period. This process involves the estimation of the expected future cash flows of hedged transactions. Interest rate swaps are valued using a nationally recognized swap valuation model. The LIBOR (London InterBank Offered Rate) curve in this model serves as the basis for computing the market value of the swap portfolio. If interest rates increase, the swaps would gain in value. Conversely, if interest rates decrease there would be a corresponding decline in the market value of the swaps portfolio. Changes in conditions or the occurrence of unforeseen events could affect the timing of the recognition of changes in fair value of certain hedging derivatives. The measurement of fair value is based upon market values, however, in the absence of quoted market values, measurement involves valuation estimates. These estimates are based on methodologies deemed appropriate in the circumstances. However, the use of alternative assumptions could have a significant effect on estimated fair value.

        Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the years ended December 31, 2002 and 2001. No cash flow hedges were dedesignated or discontinued for the years ended December 31, 2002 and 2001.

        We enter into foreign exchange contracts with clients and strive to enter into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment to asset servicing fees. Unrealized gains (losses) resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on our consolidated balance sheet. Unrealized gains in other assets were $4.4 million and $6.3 million as of December 31, 2002 and 2001, respectively. Unrealized losses in other liabilities were $4.5 million and $6.8 million as of December 31, 2002 and 2001, respectively. The foreign exchange contracts have been reduced by balances with the same counterparty where a master netting agreement exists.

        Stock-Based Compensation—We account for stock-based compensation using the intrinsic value-based method of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under APB No. 25, no compensation cost is recognized if the option exercise price is equal to the fair market price of the common stock on the date of the grant. If stock-based compensation were recognized, stock options would be valued at grant date using the Black-Scholes valuation model and compensation costs would be recognized by one of the three methods of transition as allowed by SFAS No. 148. The Black-Scholes option-pricing model uses assumptions including the expected life of an option, the expected volatility of the underlying stock and an assumed risk-free interest rate. The expected life of an option and the volatility of the underlying stock determine a majority of the value of an option and its ultimate compensation cost. As such, the longer the option life or the higher the volatility of the underlying stock, the higher the value of the option and the higher the related compensation cost to the Company. For more information regarding the financial impact of our stock option plans, see Note 12 of our Notes to Consolidated Financial Statements included with this Annual Report.

        Defined Benefit Pension Assumptions—Each fiscal year, we must assess and select the discount rate, compensation increase percentage and average return on plan assets assumptions in order to project our benefit obligations under our defined benefit plans. The discount rate is based on the weighted average yield on high quality fixed income investments that are expected to match the plan's projected cash flows. The compensation increase percentage is based upon management's current and expected salary increases. The average return on plan assets is based on the expected return on the plan's current investment portfolio, which can reflect the historical returns of the various asset classes. For the fiscal year ended December 31, 2002 those percentages were 6.75%, 3.75% and 8.50%, respectively. The discount rate at December 31, 2002 was lower than that at December 31, 2001 by 75 basis points due to a decline in interest rates, and the compensation increase percentage was 125 basis points lower than the prior year due to a decline in current and projected annual compensation increases. These changes are expected to increase net periodic pension expense in 2003 by an immaterial amount. In addition, this increase in expense is expected to be partially offset by an increase in the projected return on plan assets as a result of our $3.4 million maximum tax deductible contribution made in 2002. Net periodic pension expense for 2002 was $0.6 million and is expected to be $0.8 million in fiscal year 2003.

        The discount rate and compensation increase percentage assumptions for our non-qualified, unfunded, supplemental retirement plan, which covers certain employees, are the same as those of our defined benefit pension plan. The net periodic expense for 2002 for the supplemental retirement plan was $1.7 million and is expected to be $1.9 million in fiscal year 2003.

        Capitalized Software Costs—Capitalized software costs are accounted for under the method prescribed by AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") and are included within the furniture, fixtures and equipment component. Capitalized software costs are amortized over the estimated useful life of a given project, which can range from 3 to 5 years. Our policy is to capitalize costs relating to system development projects that provide significant functionality enhancements. Assets are placed in service and depreciation and/or amortization commences when successful testing has been achieved. Please see the "Capital Resources" section of this Report regarding capitalized software expenditures made during the years ended December 31, 2002 and 2001.

        Impairment of Long-Lived Assets—Long-lived assets to be held and used are reviewed on a quarterly basis to determine whether any changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation process includes a review of each asset class for further economic benefit or changes in external market conditions or other factors. Technological assets are reviewed to determine whether they are still in service. If long-lived assets are determined to be impaired, they are written-down to their net realizable value. During the years ended December 31, 2002 and 2001, our analyses indicated that there was no impairment of our long-lived assets.

        New Accounting Principles—On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. This Statement eliminates the amortization of goodwill and requires that goodwill be reviewed at least annually for impairment or when any event occurs that could give rise to impairment. This Statement affects all goodwill recognized on our consolidated balance sheet, regardless of when the assets were initially recorded. Upon adoption of SFAS No. 142, we ceased amortization of the $80 million goodwill asset on our consolidated balance sheet. As of December 31, 2002 there was no impairment of goodwill.

        In November 2001, the FASB issued Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred." This guidance requires companies to recognize the reimbursement of client-related expenses as revenue and the costs as operating expense. Client reimbursements for out-of-pocket expenses are reflected in fee revenue in the accompanying financial statements. Prior periods have been reclassified to reflect this presentation. The increases to fee revenue and operating expense as a result of this guidance were $9.4 million, $8.3 million and $7.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on disclosures to be made by a guarantor about its obligations and requires recognition of a liability for the fair value of the obligation undertaken in issuing guarantees. We lend securities to creditworthy broker-dealers on behalf of our clients and, in certain circumstances, we may indemnify clients for the fair market value of those securities against a failure of the borrower to return such securities. We require the borrowers to provide collateral in an amount equal to or in excess of the fair market value of securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. Since the collateral we receive is in excess of the value of the securities that we would be required to replace if the borrower defaulted and failed to return such securities, we have recorded no liability for the indemnification obligation. The maximum potential amount of future payments that we could be required to make would be equal to the market value of the securities borrowed. Since the securities loans are over-collateralized by 2% to 5% of the fair market value of the loan made, the collateral held by us would be used to satisfy the obligation. In addition, each borrowing agreement gives us "set-off" language that allows us to use any excess collateral on other loans. However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is "bought-in." In such instances, we would "buy-in" the security using all available collateral and a loss would result from the difference between the value of the securities "bought-in" and the value of the collateral held. We have never experienced a broker default.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on a reported basis. We account for stock-based compensation using the intrinsic value-based method of APB No 25, "Accounting for Stock Issued to Employees." As a result, no compensation costs are recognized.

Certain Factors That May Affect Future Results

        From time to time, information provided by us, statements made by our employees, or information included in our filings with the SEC (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K include certain statements regarding liquidity, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses, the effect on earnings of changes in equity values, the effect of certain tax and legal claims against us and the nature of our controls and procedures. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our operating results are subject to fluctuations in interest rates and the securities markets.

        We base some of our fees on the market value of the assets we process. Accordingly, our operating results are subject to fluctuations in interest rates or the securities markets as these fluctuations affect the market value of assets processed. Current market conditions, including the recent decline in equity markets, adversely affect our asset-based fees. While reductions in these fees may be offset by increases in other sources of revenue, continued downward movement of the broad equity markets will have an adverse impact on our earnings. Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees. Also, our net interest income is earned by investing depositors' funds and making loans. Rapid changes in interest rates or changes in the relationship between different index rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and could adversely affect our net income.

A material portion of our revenues is derived from our relationship with Barclays Global Investors, N.A.("BGI")

        As a result of our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI's iShares and Master Investment Portfolios, BGI accounted for approximately 16.8% of our net operating revenue during the year ended December 31, 2002. We expect that BGI will continue to account for a significant portion of our net operating revenue. While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons. The loss of BGI's business would cause our net operating revenue to decline and would have a material adverse effect on our quarterly and annual results.

We face significant competition from other financial services companies, which could negatively affect our operating results.

        We are part of an extremely competitive asset servicing industry. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, marketing and other resources than we do. These greater resources could, for example, allow our competitors to develop technology superior to our own. In addition, we face the risk that large mutual fund complexes may build in-house asset servicing capabilities and no longer outsource these services to us. As a result, we may not be able to compete effectively with current or future competitors, which could result in a loss of existing clients or difficulty in gaining new clients.

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

We operate in a high volume, high complexity industry where operating errors can create significant financial liability.

        Every day, we handle assets and transactions totaling in the hundreds of billions of dollars with little margin for error. As a result, even minor operational errors can result in significant financial liabilities. While we believe that we possess industry-leading controls and processes, and we maintain appropriate insurance coverage, a significant operational error or resulting financial liability could have a material adverse impact on our business, financial condition and results of operations.

Our future results depend, in part, on successful integration of possible future acquisitions and outsourcing transactions.

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

        We received from the Commonwealth of Massachusetts Department of Revenue a Notice of Intent to Assess additional state excise taxes with respect to the years 1999, 2000 and 2001. After consultation with our advisors, we do not believe that we owe the additional excise tax. The Company intends to appeal the assessment and to pursue all available means to defend its position vigorously. Legal proceedings to appeal and defend our position could be expensive and divert management's attention. In addition, the Massachusetts legislature is considering retroactive legislation that may affect the outcome of our dispute with the DOR. If we do not prevail, or if unfavorable retroactive legislation is enacted, payment of the additional excise tax would have a material adverse impact on our earnings for the period in which we pay the assessment.

We may not be able to protect our proprietary technology.

        Our proprietary technology is critical to our business. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties to protect our proprietary technology, all of which offer only limited protection. These intellectual property rights may be invalidated or our competitors may develop similar technology independently. Legal proceedings to enforce our intellectual property rights may be unsuccessful, and could also be expensive and divert management's attention.

We may incur significant costs defending infringement and other claims.

        We have been named in a suit in federal court claiming that we and others are infringing a patent allegedly covering the creation and trading of certain securities, including exchange traded funds. We have also been named in a class action lawsuit in California state court alleging violations of California laws, including wage and hour laws. While we believe these claims are without merit, we cannot be sure that we will prevail in the defense of these claims. Patent and class action litigation is costly and could divert the attention of management. If we were found to infringe the patent, we would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent. We cannot be sure that we will be able to obtain a license on a timely basis or on reasonable terms, if at all. While we are indemnified against some defense costs and damages related to the patent claim, we may incur significant expenses defending the claim. Also, if we were found to have violated California wage and hour laws, we could be liable for back wages and other penalties. As a result, any determination of infringement or violation of California law could have a material adverse effect upon our business, financial condition and results of operations. We may become subject to other legal claims in the future.

We must hire and retain skilled personnel in order to succeed.

        Qualified personnel, in particular managers and other senior personnel, are in great demand throughout the financial services industry, even in today's slower economy. We could find it increasingly difficult to continue to attract and retain sufficient numbers of these highly skilled employees, which could affect our ability to attract and retain clients.

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

        Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us. Our primary banking regulators are the Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Commissioner of Banks. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

Statement of Operations

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

Net Operating Revenue

        The components of net operating revenue are as follows (Dollars in thousands):

	For the Year Ended December 31,
	2002	2001	Change
Net interest income	$143,478	$109,281	31%
Non-interest income	294,116	251,524	17%

Total net operating revenue	$437,594	$360,805	21%

Net Interest Income

        Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 2002 compared to the year ended December 31, 2001. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Year Ended December 31, 2002 vs. December 31, 2001
	Change Due to Volume	Change Due To Rate	Net
Interest-earning assets
Fed funds sold and securities
purchased under resale agreements	$329	$(1,191)	$(862)
Investment securities	69,092	(70,639)	(1,547)
Loans	(148)	(1,650)	(1,798)

Total interest-earning assets	$69,273	$(73,480)	$(4,207)

Interest-bearing liabilities
Deposits	$8,129	$(31,210)	$(23,081)
Borrowings	28,215	(43,538)	(15,323)

Total interest-bearing liabilities	$36,344	$(74,748)	$(38,404)

Change in net interest income	$32,929	$1,268	$34,197

        Net interest income was $143.5 million in 2002, up 31% from 2001. The improvement in net interest income primarily reflects the positive effect of balance sheet growth driven by increased client deposits and a steep yield curve. The net interest margin decreased slightly to 2.48% in 2002, from 2.49% last year due to prepayment costs incurred during the year as a result of an asset liability strategy to prepay higher rate Federal Home Loan Bank of Boston ("FHLBB") advances with borrowed funds at a more favorable rate.

        Average interest-earning assets, primarily investment securities, were $5.8 billion in 2002, up 32% from 2001. Funding for the asset growth was provided by a combination of client deposits of $0.8 billion and external borrowings of $0.6 billion. The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $32.9 million in 2002.

        Average yield on interest-earning assets was 4.29% in 2002, down 146 basis points from 2001. The average rate that we paid on interest-bearing liabilities was 1.99% in 2002, down 164 basis points from 2001. The decrease in rates reflects the lower interest rate environment in 2002 compared with 2001. The effect on net interest income due to changes in rates was an increase of approximately $1.3 million during the fiscal year ended December 31, 2002, an increase which was net of prepayment costs incurred in 2002 associated with replacing borrowed funds at a more favorable rate. Prepayment costs were $7.6 million in 2002 and $2.4 million in 2001.

        During the past 24 months, our net interest margin has been unusually favorable. While interest rates remain low, the yield curve continues to flatten, meaning the difference between short-term interest rates and long-term interest rates is decreasing. In addition, with mortgage rates at historic lows, refinancing activities increase, resulting in prepayments of higher yielding mortgage-backed securities that we hold, the proceeds of which are reinvested at current market rates. These factors, among others, may decrease our net interest margin to more traditional levels and reduce the unusually high growth rates in net interest income that we have experienced during the last two years.

        On January 1, 2001, we adopted SFAS No. 133, as amended and interpreted, which established accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI. Ineffective portions of changes, as determined in accordance with SFAS No. 133, in the fair value of the cash flow hedges are recognized in earnings. For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001, resulted in no cumulative effect-type adjustment to our net income. However, we recorded a reduction to OCI of $3.9 million, net of tax, and a corresponding liability for the fair value of the interest rate swaps. The reduction to OCI and the recognition of the liability are primarily attributable to net unrealized losses on cash flow hedges as of initial adoption. In conjunction with the adoption, we elected to reclassify approximately $402 million of securities from held to maturity to available for sale, which further reduced OCI, net of tax, by approximately $1.4 million.

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

        Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the year ended December 31, 2002. No cash flow hedges were dedesignated or discontinued for the year ended December 31, 2002.

        Net interest income included net gains of $1.6 million, net of tax, for the twelve months ended December 31, 2002 derived from interest rate swaps relating to SFAS No. 133. The net gain consisted of a $3.3 million gain, net of tax, for the twelve-month period on changes in the fair value of derivative instruments not designated as hedging instruments. There were also $1.7 million of derivative losses, net of tax, for the twelve-month period that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133. We estimate that $0.2 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

Non-interest Income

        Non-interest income was $294.1 million in 2002, up 17% from 2001. Non-interest income consists of the following items (Dollars in thousands):

	For the Years Ended December 31,
	2002	2001	Change
Asset servicing fees:
Custody, accounting, transfer agency and administration	$231,715	$200,353	16%
Foreign exchange	24,469	19,269	27%
Cash management	16,974	15,046	13%
Securities lending	11,328	9,371	21%
Investment advisory	7,181	4,357	65%

Total asset servicing fees	291,667	248,396	17%
Other operating income	2,449	3,128	(22)%

Total non-interest income	$294,116	$251,524	17%

        Asset servicing fees for the year ended December 31, 2002 increased 17% to $291.7 million from 2001. The largest components of asset servicing fees are custody, accounting, transfer agency and administration, which are based in part on assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide global custody or multicurrency accounting. Total net assets processed decreased $29 billion to $785 billion at December 31, 2002 from 2001. The change in net assets processed includes the following components (Dollars in billions):

For the Year Ended December 31, 2002
Sales to new clients	$24
Further penetration of existing clients	26
Fund flows and market loss	(79)

Net change in assets processed	$(29)

        Our ability to win business and the ability of our clients to sell additional product, thus generating fund flows, has allowed us to minimize the impact of the market downturn in 2002. Our tiered pricing structure for asset-based fees also contributes to this inverse correlation. Because our asset-based fees for most clients decrease as assets increase, as asset values deteriorate, revenue is only impacted by the asset decline at the then marginal rate. Despite the decrease in assets processed, transaction volume increased, which positively impacted fee income.

        Transaction-driven income also includes our ancillary services such as foreign exchange, securities lending and cash management. Foreign exchange fees increased due to higher transaction volumes and volatility in the currencies traded by our clients. Cash management and securities lending fees increased with the addition of new clients and increased excess client cash balances. Increased investment advisory service fees were the result of growth in the asset size of the Merrimac Master Portfolio, an investment company for which we act as advisor, and where a portion of excess client cash balances are invested.

        Other operating income consists primarily of dividends received relating to the FHLBB stock investment. The decrease in other operating income from 2001 resulted primarily from a decrease in the dividend rate paid on the FHLBB stock.

Operating Expenses

        Total operating expenses were $336.7 million in 2002, up 18% from 2001. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2002	2001	Change
Compensation and benefits	$192,785	$164,186	17%
Technology and telecommunications	42,190	39,194	8%
Transaction processing services	33,713	28,710	17%
Occupancy	25,602	17,965	43%
Depreciation and amortization	16,357	8,404	95%
Professional fees	7,101	4,970	43%
Travel and sales promotion	5,819	5,349	9%
Amortization of goodwill	—	3,559	(100)%
Other operating expenses	13,100	13,876	(6)%

Total operating expenses	$336,667	$286,213	18%

        Compensation and benefits expense was $192.8 million in 2002, up 17% from 2001. The average number of employees increased 15% to 2,648 during the year ended December 31, 2002 from 2,299 for the year ended December 31, 2001. We increased the number of employees to support new business and the expansion of existing client relationships. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $6.6 million for the year ended December 31, 2002, consistent with the increase in headcount. The increases in compensation and benefits expense were offset by $8.4 million, which was reclassified as capitalized software development costs in 2002.

        Technology and telecommunications expense was $42.2 million in 2002, up 8% from 2001. Technology and telecommunications expense consists primarily of contract programming, outsourced services, hardware rent, telecommunications expense and software licenses. Increased hardware, software, mainframe and trust processing and telecommunications expenditures needed to support new business and increased transaction volumes accounted for $7.8 million of the year-to-year change. Offsetting these increases were $4.8 million related to outsourced network monitoring, help desk and other outsourced services required in 2001, and not in 2002, primarily due to the Chase acquisition.

        Transaction processing services expense was $33.7 million in 2002, up 17% from 2001. The increase relates primarily to increased subcustodian and pricing fees, driven by increased volumes of transactions and changes in assets processed for clients, largely a result of the BGI U.S. asset administration unit assumption in May 2001 and the addition of new business in 2002.

        Occupancy expense was $25.6 million in 2002, up 43% from 2001. This increase was primarily due to increased space in our Boston, New York and Dublin offices and the California offices assumed from BGI.

        Depreciation and amortization expense was $16.4 million in 2002, up 95% from 2001. This increase resulted from completion of capitalized software projects in 2002 and their placement into service and the addition of leasehold improvements as a result of the new space we occupied in Boston, New York, Dublin and California.

        Professional fees were $7.1 million in 2002, up 43% from 2001 primarily due to increased accounting, legal and consulting services provided during the periods, as well as increased fees associated with the Merrimac Master Portfolio. These fees are asset-based and the increase results from growth in the size of the Merrimac Master Portfolio.

        Travel and sales promotion expense was $5.8 million, up 9% from 2001. Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls to potential clients, traveling to existing client sites, and to our New York and California offices and our foreign subsidiaries.

        Amortization of goodwill expense ceased as of January 1, 2002, as a result of the adoption of SFAS No. 142. Please refer to the "Significant Accounting Policies" section for a further discussion of this pronouncement.

        Other operating expenses were $13.1 million, down 6% from 2001, as strict cost controls continued across the organization. Other operating expenses include fees for recruiting, office supplies and postage, storage, temporary help, client accommodations and various regulatory fee assessments.

Income Taxes

        Income taxes were $30.4 million in 2002, up 33% from 2001, consistent with the increased level of pre-tax income. The overall effective tax rate was 30% for 2002 and 31% for 2001. The decrease in the effective tax rate reflects our increased investment in tax-exempt municipal securities in 2002.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

Net Operating Revenue

        The components of net operating revenue are as follows (Dollars in thousands):

	For the Year Ended December 31,
	2001	2000	Change
Net interest income	$109,281	$58,818	86%
Non-interest income	251,524	169,492	48%

Total net operating revenue	$360,805	$228,310	58%

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

	For the Year Ended December 31, 2001 vs. December 31, 2000
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

        Average interest-earning assets, primarily investment securities, were $4.4 billion in 2001, up 59% from 2000. Funding for the asset growth was provided by a combination of client deposits of $0.8 billion and external borrowings of $0.8 billion. The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $29.2 million in 2001.

        Average yield on interest-earning assets was 5.75% in 2001, down 85 basis points from 2000. The average rate that we paid on interest-bearing liabilities was 3.63% in 2001, down 157 basis points from 2000. The decrease in rates reflects the lower interest rate environment in 2001 compared with 2000. The effect on net interest income due to changes in rates was an increase of approximately $21.3 million during the fiscal year ended December 31, 2001.

        On January 1, 2001, we adopted SFAS No. 133, as amended and interpreted, which established accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI. Ineffective portions of changes, as determined in accordance with SFAS No. 133, in the fair value of the cash flow hedges are recognized in earnings. For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001, resulted in no cumulative effect-type adjustment to our net income. However, we recorded a reduction to OCI of $3.9 million, net of tax, and a corresponding liability for the fair value of the interest rate swaps. The reduction to OCI and the recognition of the liability are primarily attributable to net unrealized losses on cash flow hedges as of initial adoption. In conjunction with the adoption, we elected to reclassify approximately $402 million of securities from held to maturity to available for sale, which further reduced OCI, net of tax, by approximately $1.4 million.

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

        Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the year ended December 31, 2001. No cash flow hedges were dedesignated or discontinued for the year ended December 31, 2001.

        Net interest income included net losses of $2.0 million, net of tax, for the twelve months ended December 31, 2001 derived from interest rate swaps relating to SFAS No. 133. The net loss consisted of a $0.2 million gain, net of tax, for the twelve-month period on changes in the fair value of derivative instruments not designated as hedging instruments. There were also $2.2 million of derivative losses, net of tax, for the twelve-month period that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.

Non-interest Income

        Non-interest income was $251.5 million in 2001, up 48% from 2000. Non-interest income consists of the following items (Dollars in thousands):

	For the Years Ended December 31,
	2001	2000	Change
Asset servicing fees:
Custody, accounting, transfer agency and administration	$200,353	$133,864	50%
Foreign exchange	19,269	10,589	82%
Cash management	15,046	10,989	37%
Securities lending	9,371	9,942	(6)%
Investment advisory	4,357	1,605	171%

Total asset servicing fees	248,396	166,989	49%
Other operating income	3,128	2,503	25%

Total non-interest income	$251,524	$169,492	48%

        Asset servicing fees were $248.4 million in 2001, up 49% from 2000. The largest component of asset servicing fees are custody, accounting, transfer agency and administration, which are based in part on assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide global custody or multicurrency accounting. Net assets processed increased

$511 billion to $814 billion at December 31, 2001 from 2000. This net increase includes several components (Dollars in billions):

For the Year Ended December 31, 2001
BGI Processing Agreement	$515
Chase Advisor Custody unit	27
Further penetration of existing clients	22
Sales to new clients	6
Lost clients	(20)
Fund flows and market loss	(39)

Net change in assets processed	$511

        Another significant portion of the increase in asset servicing fees resulted from the success in marketing ancillary services, such as foreign exchange and securities lending services.

        Other operating income consists of dividends received relating to FHLBB stock investment. The increase in other operating income resulted from an increase in FHLBB stock dividend income due to an increase in the average investment in FHLBB stock during the year ended December 31, 2001.

Operating Expenses

        Total operating expenses were $286.2 million in 2001, up 62% from 2000. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2001	2000	Change
Compensation and benefits	$164,186	$104,387	57%
Technology and telecommunications	39,194	24,294	61%
Transaction processing services	28,710	13,173	118%
Occupancy	17,965	11,003	63%
Depreciation and amortization	8,404	4,743	77%
Travel and sales promotion	5,349	3,713	44%
Professional fees	4,970	3,084	61%
Amortization of goodwill	3,559	1,576	126%
Other operating expenses	13,876	10,518	32%

Total operating expenses	$286,213	$176,491	62%

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

        Technology and telecommunications expense was $39.2 million in 2001, up 61% from 2000. Transitional services incurred as a result of the Chase acquisition agreement accounted for approximately $5.5 million of the increase. Increased hardware, software and telecommunications expenditures needed to support the growth in assets processed accounted for $5.6 million of the increase. Expenses related to outsourced network monitoring and help desk service, which commenced in 2000, along with mainframe data processing, disaster recovery and other outsourced services accounted for $3.8 million of the increase.

        Transaction processing services expense was $28.7 million in 2001, up 118% from 2000. The increase relates primarily to increased subcustodian fees, driven by growth in assets processed for clients.

        Occupancy expense was $18.0 million in 2001, up 63% from 2000. This increase was primarily due to increased rent resulting from the California offices assumed from BGI and the expansion of our office space in Boston, New York and Dublin.

        Depreciation and amortization expense was $8.4 million in 2001, up 77% from 2000. This increase resulted from capitalized expenditures associated with the expansion into additional office space and capitalized software.

        Travel and sales promotion expense was $5.3 million, up 44% from 2000. The increase was due to the increased level of business activity and the addition of a California office in 2001. Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls to potential clients, traveling to existing client sites, and to our New York and California offices and our foreign subsidiaries.

        Professional fees were $5.0 million in 2001, up 61% from 2000 primarily due to system conversion costs for the Advisor Custody unit acquired from Chase and for legal and other consulting services.

        Amortization of goodwill expense was $3.6 million, up 126% from 2000. The increase was the result of the increase in goodwill from acquisition activities in 2001. Please refer to the "Overview" section for a further discussion of acquisitions.

        Other operating expenses were $13.9 million in 2001, up 32% from 2000. Other operating expenses include fees for recruiting, office supplies, temporary help and various regulatory fee assessments. Recruiting expenses and temporary help accounted for approximately $0.4 million of the increase while the growth in assets processed and the set-up of new offices in 2001 contributed to the overall increase in other operating expenses.

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

        The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended December 31, 2000
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Fed Funds sold and securities
Purchased under resale agreements	$45,042	$740	1.64%	$36,038	$1,602	4.45%	$74,683	$4,691	6.28%
Investment securities (1)	5,622,878	243,333	4.33	4,230,351	244,880	5.79	2,558,030	171,111	6.69
Loans (2)	110,769	3,774	3.41	113,874	5,572	4.89	121,101	5,943	4.91

Total interest-earning assets	5,778,689	247,847	4.29	4,380,263	252,054	5.75	2,753,814	181,745	6.60

Allowance for loan losses	(100)			(100)			(100)
Noninterest-earning assets(3)	393,417			265,842			145,694

Total assets	$6,172,006			$4,646,005			$2,899,408

Interest-bearing liabilities
Deposits:
Demand	$823	$4	0.49%	$3,456	$60	1.74%	$4,115	$82	1.99%
Savings	1,945,550	42,229	2.17	1,708,220	65,265	3.82	1,217,129	59,035	4.85
Time	1,393	24	1.72	239	13	5.44	11,261	702	6.23
Short-term borrowings	2,895,436	35,933	1.24	1,939,759	60,974	3.14	1,131,287	63,108	5.58
Other borrowings (4)	399,178	26,179	6.56	278,639	16,461	5.91	—	—	—

Total interest-bearing liabilities	5,242,380	104,369	1.99	3,930,313	142,773	3.63	2,363,792	122,927	5.20

Noninterest-bearing liabilities:
Demand deposits	180,065			180,260			194,694
Savings	124,416			73,415			54,919
Noninterest-bearing time deposits	90,000			77,534			69,762
Other liabilities(3)	116,690			53,880			36,201

Total liabilities	5,753,551			4,315,402			2,719,368
Trust Preferred Securities	24,033			24,259			24,231
Equity	394,422			306,344			155,809

Total liabilities and equity	$6,172,006			$4,646,005			$2,899,408

Net interest income		$143,478			$109,281			$58,818

Net interest margin (5)			2.48%			2.49%			2.14%

Average interest rate spread (6)			2.30%			2.12%			1.40%

Ratio of interest-earning assets to interest-bearing liabilities			110.23%			111.45%			116.50%

(1)
Average yield/cost on available for sale securities is based on amortized cost.

(2)
Average yield/cost on demand loans includes accrual loan balances.

(3)
Includes approximately $34 million of average balances related to unsettled securities purchases as of December 31, 2002.

(4)
Interest expense includes penalties of $7.6 million and $2.4 million in 2002 and 2001, respectively, for prepayment of FHLBB borrowings.

(5)
Net interest income divided by total interest-earning assets.

(6)
Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Financial Condition

Investment Portfolio

        The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	December 31,
	2002	2001	2000
Securities held to maturity:
Mortgage-backed securities	$2,034,430	$2,585,287	$1,900,301
Federal agency securities	1,287,238	456,108	311,809
State and political subdivisions	117,021	91,888	79,618
Foreign government securities	—	2,501	7,566

Total securities held to maturity	$3,438,689	$3,135,784	$2,299,294

Securities available for sale:
Mortgage-backed securities	$2,759,793	$1,228,841	$550,465
Federal agency securities	30,881	30,848	54,129
Corporate debt	174,499	120,505	45,504
State and political subdivisions	307,292	241,467	122,235

Total securities available for sale	$3,272,465	$1,621,661	$772,333

        Our investment portfolio is used to invest depositors' funds and is a component of our asset processing business. In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The portfolio is comprised of securities of state and political subdivisions ("municipal securities"), mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA" or "Fannie Mae"), the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), Federal agency bonds issued by FHLMC, the Federal Home Loan Bank of Boston, securities issued by the Small Business Administration ("SBA") and corporate debt securities.

        We invest in mortgage-backed securities, Federal agency bonds and corporate debt to increase the total return of the investment portfolio. Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk. Credit risk results from the possibility that a loss may occur if a counterparty is unable to meet the terms of the contract. Prepayment risk results from the possibility that changes in interest rates may cause mortgage securities to be paid off prior to their maturity dates. Federal agency bonds generally have a higher yield than U.S. Treasury securities due to credit and call risk. Credit risk results from the possibility that the Federal agency issuing the bonds may be unable to meet the terms of the bond. Call risk results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the Federal agency. Credit risk related to mortgage-backed securities and Federal agency bonds is substantially reduced by payment guarantees and credit enhancements.

        We invest in municipal securities to generate stable, tax advantaged income. Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but their after-tax yields are comparable. Municipal securities are subject to credit risk, however, all municipal securities that we invest in are AAA rated.

        The book value and weighted average yield of our securities held to maturity at December 31, 2002 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$317,963	3.74%	$1,311,577	3.64%	$151,068	4.53%	$253,822	3.69%
Federal agency securities	—	—	12,665	3.75	648,756	3.74	625,817	3.75
State and political subdivisions	—	—	2,385	5.13	6,542	5.13	108,094	5.10

Total securities held to maturity	$317,963	3.74%	$1,326,627	3.65%	$806,366	3.90%	$987,733	3.88%

        The carrying value and weighted average yield of our securities available for sale at December 31, 2002 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		5 to 10		1 to 5		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—		$1,187,788	4.75%	$147,246	5.19%	$1,424,759	5.09%
Federal agency securities	—		30,881	5.64	—	—	—
Corporate debt	—		—	—	—	—	174,499	2.27
State and political subdivisions	2,833	4.65%	56,373	4.65	182,203	4.65	65,883	4.65

Total securities available for sale	$2,833	4.65%	$1,275,042	4.77%	$329,449	4.89%	$1,665,141	4.78%

Loan Portfolio

        The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

	December 31,
	2002	2001	2000	1999	1998
Loans to individuals	$76,263	$164,443	$40,198	$62,335	$25,533
Loans to mutual funds	49,372	50,359	86,316	44,369	28,796
Loans to others	18,202	17,411	2,855	2,688	63

	143,837	232,213	129,369	109,392	54,392
Less: allowance for loan losses	(100)	(100)	(100)	(100)	(100)

Net loans	$143,737	$232,113	$129,269	$109,292	$54,292

Floating Rate	$143,825	$232,189	$129,337	$109,379	$54,379
Fixed Rate	12	24	32	13	13

	$143,837	$232,213	$129,369	$109,392	$54,392

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

        At December 31, 2002, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

        Our credit loss experience has been excellent. There have been no loan charge-offs in our history. It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of December 31, 2002, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings. Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at December 31, 2002. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Market Risk

        We engage in investment activities to accommodate clients' cash management needs and contribute to overall corporate earnings. Interest-bearing liabilities are generated by our clients who, in the course of their financial asset management, maintain cash balances which they deposit on a short-term basis with us. We invest these cash balances and remit a portion of the earnings on these investments to our clients. In the conduct of these activities, we are subject to market risk. Market risk is the risk of an adverse financial impact from changes in market prices and interest rates. The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility.

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

        Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities. These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements. For example, we have established a policy limit stating that projected net interest income over the next 12 months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over 12 months. Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our capital. Due to current interest rate levels, the Company's Board of Directors has approved a temporary exception to the 10% limit for decreases in interest rates. The Board of Directors approved the policy exception because, with the Federal Funds target rate currently at 1.25%, a 200 basis point further reduction would move rates into a negative position and is therefore not likely to occur.

        Our Board of Directors has delegated day-to-day responsibility for oversight of the Asset and Liability Management function to our Asset and Liability Committee ("ALCO"). ALCO is a senior management committee consisting of the Chief Executive Officer, the President, the Chief Financial Officer and members of the Treasury function. ALCO meets twice monthly. Our primary tool in managing interest rate sensitivity is an income simulation model. Key assumptions in the simulation model include the timing of cash flows, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity. The model assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. These assumptions are inherently uncertain, and as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

        The results of the income simulation model as of December 31, 2002 and 2001 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 6.56% and 5.10%, respectively. A downward shift of 200 basis points would result in a decrease in projected net interest income of 14.20% and 9.96% at December 31, 2002 and 2001, respectively. As discussed above, these exceptions to policy were approved by the Board of Directors.

        We also use gap analysis as a secondary tool to manage our interest rate sensitivity. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. As shown in the table below, at December 31, 2002, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us. Generally speaking, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income. However, at the current absolute level of interest rates, lower interest rates may also lead to lower net income due to a diminished ability to lower interest-bearing liabilities, including certain client funds, as rates approach zero. Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

        The following table presents the repricing schedule for our interest-earning assets and interest-bearing liabilities at December 31, 2002 (Dollars in thousands):

	Within Three Months	Three To Six Months	Six To Twelve Months	One Year to Five Years	Over Five Years	Total
Interest-earning assets (1):
Investment securities (2) (3)	$3,341,872	$462,835	$717,282	$1,546,776	$355,546	$6,424,311
Loans—variable rate	143,825	—	—	—	—	143,825
Loans—fixed rate	—	12	—	—	—	12

Total interest-earning assets	3,485,697	462,847	717,282	1,546,776	355,546	6,568,148
Interest-bearing liabilities:
Savings accounts	2,674,829	—	—	27,993	—	2,702,822
Interest rate contracts	(920,000)	60,000	160,000	700,000	—	—
Short-term borrowings	2,643,081	—	—	400,000	—	3,043,081

Total interest-bearing liabilities	4,397,910	60,000	160,000	1,127,993	—	5,745,903

Net interest sensitivity gap during the period	$(912,213)	$402,847	$557,282	$418,783	$355,546	$822,245

Cumulative gap	$(912,213)	$(509,366)	$47,916	$466,699	$822,245

Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	79.26%	88.57%	101.04%	108.12%	114.31%

Interest-sensitive assets as a percent of total assets (cumulative)	48.31%	54.73%	64.67%	86.11%	91.04%

Net interest sensitivity gap as a percent of total assets	(12.64)%	5.58%	7.72%	5.80%	4.93%

Cumulative gap as a percent of total assets	(12.64)%	(7.06)%	0.66%	6.47%	11.40%

(1)
Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate loans are included in the period in which they are scheduled to be repaid.

(2)
Mortgage-backed securities are included in the pricing category that corresponds with their effective maturity.

(3)
Excludes $287 million of unsettled securities purchases as of December 31, 2002.

Liquidity

        Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

        Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, new deposits, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients. As a result of our management of liquid assets and the ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors' needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.06 per share for 2003 (approximately $3.9 million based upon 64,775,042 shares outstanding as of December 31, 2002).

        Our ability to pay dividends on Common Stock may depend on the receipt of dividends from the Bank. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. In addition, we may not pay dividends on our Common Stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities. The Capital Securities were issued by Investors Capital Trust I, a Delaware statutory business trust sponsored by us, and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve. For more information regarding our Capital Securities, see Note 11 of our Notes to Consolidated Financial Statements included with this Annual Report.

        We have informal borrowing arrangements with various counterparties. Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate. The aggregate amount of these borrowing arrangements as of December 31, 2002 was $1.4 billion. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding. Our borrowings under these arrangements are typically on an overnight basis. We cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on our operations.

        We also have Master Repurchase Agreements in place with various counterparties. Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at December 31, 2002 was $3.1 billion.

        We also have a borrowing arrangement with the FHLBB. We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold. We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20. The aggregate amount of borrowing available to us under this arrangement at December 31, 2002 was $2.7 billion. The amount outstanding under this arrangement at December 31, 2002 was $0.6 billion.

        Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $60.7 million for the year ended December 31, 2002. Net cash used for investing activities for the year ended December 31, 2002 was $1.6 billion, consisting primarily of the excess of purchases of investment securities over proceeds from maturities of investment securities. Net cash provided by financing activities, consisting primarily of increased time deposits and savings deposits and short-term and other borrowings, was $1.5 billion for the year ended December 31, 2002.

        The following table details our contractual obligations as of December 31, 2002 (Dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Long-term debt obligations	$250,000	$—	$100,000	$150,000	$—
Mandatorily redeemable, preferred securities of subsidiary trust(1)	24,000	—	—	—	24,000
Operating lease obligations	164,452	29,164	54,125	47,116	34,047

Total	$438,452	$29,164	$154,125	$197,116	$58,047

(1)
These securities ultimately mature in 2027, however, we have the right to redeem the securities as early as 2007.

        We are contractually obligated to utilize the data processing services of Electronic Data Systems ("EDS") and SEI Investments Company ("SEI") through December 31, 2005. The commitment to pay for services provided is volume driven. Based on current volumes, our annual service expenses for the years ended December 31, 2002, 2001 and 2000 were $7.4 million, $5.0 million and $4.2 million for EDS, and $5.2 million, $4.2 million and $3.3 million for SEI.

Capital Resources

        Historically, we have financed our operations principally through internally generated cash flows. We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs. We lease microcomputers through operating leases. Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs. As a result, our capital expenditures were $48.6 million and $35.9 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, capital expenditures were comprised of approximately $31.6 million in capitalized software and projects in process, $14.0 million in fixed assets, and $3.0 million in leasehold improvements. For the year ended December 31, 2001, capital expenditures were comprised of approximately $18.0 million in fixed assets, $13.1 million in capitalized software and projects in process, and $4.8 million in leasehold improvements.

        Stockholders' equity at December 31, 2002 was $443.0 million, up 29%, from 2001. The ratio of stockholders' equity to assets decreased to 6.1% at December 31, 2002 from 6.5% at December 31, 2001.

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

        FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off-balance sheet items of 8.0%. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with at least half of the total capital required to be Tier 1. Tier 1 capital includes, with certain restrictions, the sum of common stockholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier 2 capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses.

        The following table summarizes our Tier 1 and total capital ratios at December 31, 2002 (Dollars in thousands):

	Amount	Ratio
Tier 1 capital	$374,002	15.51%
Tier 1 capital minimum requirement	96,457	4.00%

Excess Tier 1 capital	$277,545	11.51%

Total capital	$374,102	15.51%
Total capital minimum requirement	192,915	8.00%

Excess total capital	$181,187	7.51%

Risk-adjusted assets, net of intangible assets	$2,411,436

        The following table summarizes Investors Bank's Tier 1 and total capital ratios at December 31, 2002 (Dollars in thousands):

	Amount	Ratio
Tier 1 capital	$369,398	15.32%
Tier 1 capital minimum requirement	96,457	4.00%

Excess Tier 1 capital	$272,941	11.32%

Total capital	$369,498	15.32%
Total capital minimum requirement	192,915	8.00%

Excess total capital	$176,583	7.32%

Risk-adjusted assets, net of intangible assets	$2,411,431

        In addition to the risk-based capital guidelines, the FRB and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier 1 capital divided by its adjusted average total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier 1 capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of Investors Financial and that of Investors Bank be reduced by most intangible assets. Our Leverage Ratio at December 31, 2002 was 5.50%, which is in excess of regulatory minimums. Investors Bank's Leverage Ratio at December 31, 2002 was 5.43%, which is also in excess of regulatory minimums. See "Business—Regulation and Supervision."

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required by this item is contained in the "Market Risk" section in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as part of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this item is contained in the financial statements and schedules set forth in Item 15(a) under the captions "Consolidated Financial Statements" and "Financial Statement Schedules" as a part of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required under this item is incorporated herein by reference to the information in the sections entitled "Directors and Executive Officers," "Election of Directors" and "Compensation and Other Information Concerning Directors and Officers" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Compensation and other Information Concerning Directors and Officers" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Management and Principal Holders of Voting Securities" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Certain Relationships and Related Transactions" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1. Consolidated Financial Statements.

For the following consolidated financial information included herein, see Index on Page F-1:
Report of Management to Stockholders.
FDICIA Independent Accountants' Report.
Independent Auditors' Report.
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001.
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000.
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.
Notes to Consolidated Financial Statements.
2. Financial Statement Schedules.
None.
3. List of Exhibits.
Exhibit No.		Description
3.1	(14)	Certificate of Incorporation of the Company
3.2	(9)	Certificate of Amendment of Certificate of Incorporation of the Company
3.3	(13)	Certificate of Amendment of Certificate of Incorporation of the Company
3.4	(14)	Amended and Restated Bylaws of the Company
4.1	(14)	Specimen certificate representing the Common Stock of the Company
4.2	(14)	Stockholder Rights Plan
4.3	(6)	Amendment No.1 to Stockholder Rights Plan
4.4	(10)	Amendment No.2 to Stockholder Rights Plan
10.1*		Amended and Restated 1995 Stock Plan

10.2		Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3	(14)	Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.4	(1)	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts
10.5	(2)*	1997 Employee Stock Purchase Plan
10.6	(2)	Amended and Restated Declaration of Trust among the Company and the Trustees named therein, dated January 31, 1997
10.7	(2)	Purchase Agreement among the Company, Investors Capital Trust I and Keefe, Bruyette & Woods, Inc., dated January 30, 1997 (Included in Exhibit 10.6)
10.8	(2)	Indenture between the Company and The Bank of New York, dated January 31, 1997
10.9	(2)	Registration Rights Agreement, among the Company, Investors Capital Trust I and Keefe, Bruyette & Woods, Inc., dated January 31, 1997
10.10	(2)	Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997
10.11	(2)	Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New York as Capital Securities Guarantee Trustee, dated January 31, 1997
10.12	(5)	Agreement and Plan of Merger dated as of May 12, 1998 by and among the Company, AMT Capital Services, Inc., Alan M. Trager, Carla E. Dearing and the other parties named therein
10.13	(7)	Purchase and Sale Agreement dated as of July 17, 1998 by and between Investors Bank & Trust Company and BankBoston, N.A.
10.14	(8)	Stock Purchase Agreement, dated as of March 19, 1999, by and between the Company and Oakmont Corporation
10.15	(11)	Asset Purchase Agreement between the Company and The Chase Manhattan Bank dated as of November 28, 2000
10.16	(12)	First Amendment, effective January 1, 2000 to Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.17	(12)*	Amended and Restated Employment Agreement between the Company and Kevin Sheehan
10.18	(12)*	Change of Control Employment Agreement between the Company and Kevin Sheehan
10.19	(12)*	Amended and Restated Employment Agreement between the Company and Michael Rogers
10.20	(12)*	Change of Control Employment Agreement between the Company and Michael Rogers
10.21	(12)*	Amended and Restated Employment Agreement between the Company and Edmund Maroney
10.22	(12)*	Change of Control Employment Agreement between the Company and Edmund Maroney

10.23	(12)*	Amended and Restated Employment Agreement between the Company and Robert Mancuso
10.24	(12)*	Change of Control Employment Agreement between the Company and Robert Mancuso
10.25	(12)*	Amended and Restated Employment Agreement between the Company and John Henry
10.26	(12)*	Change of Control Employment Agreement between the Company and John Henry
10.27	(14)*	Change of Control Employment Agreement between the Company and John N. Spinney, Jr.
10.28	*	Employment Agreement between the Company and John N. Spinney, Jr.
21.1		Subsidiaries of the Company
23.1		Consent of Deloitte & Touche LLP
24.1		Power of Attorney (See Page 57 of this Report)
99.1		Certification of Kevin J. Sheehan, Chief Executive Officer, and John N. Spinney, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(13)
Previously filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on November 5, 2001 (File No. 333-72786).

(14)
Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2001.

*
Indicates a management contract or a compensatory plan, contract or arrangement.

  (b)
  Reports on Form 8-K.

        On October 10, 2002 and December 5, 2002, the Company filed current reports on Form 8-K providing information therein under Item 9 (Regulation FD Disclosure).

  (c)
  Exhibits.

        The Company hereby files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C.

  (d)
  Financial Statement Schedules

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 27th day of February, 2003.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the 27th day of February, 2003.

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

Certifications

        I, Kevin J. Sheehan, Chairman and Chief Executive Officer, certify that:

        1.    I have reviewed this Annual Report on Form 10-K of Investors Financial Services Corp.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003	/s/ KEVIN J. SHEEHAN Kevin J. Sheehan Chairman and Chief Executive Officer

        I, John N. Spinney, Jr., Senior Vice President and Chief Financial Officer, certify that:

        1.    I have reviewed this Annual Report on Form 10-K of Investors Financial Services Corp.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003	/s/ JOHN N. SPINNEY, JR. John N. Spinney, Jr. Senior Vice President and Chief Financial Officer

INVESTORS FINANCIAL SERVICES CORP.

REPORT OF MANAGEMENT TO STOCKHOLDERS

February 14, 2003

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

        Management assessed the institution's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and Call Report Instructions as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Call Report Instructions as of December 31, 2002.

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

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2002.

/s/ KEVIN J. SHEEHAN
Kevin J. Sheehan Chief Executive Officer
/s/ JOHN N. SPINNEY, JR.
John N. Spinney, Jr. Chief Financial Officer

INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
Investors Bank & Trust Company
200 Clarendon Street
Boston, Massachusetts 02116

        We have examined management's assertion, included in the accompanying Report of Management to Stockholders, that Investors Bank & Trust Company (the "Bank") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A (the "Call Report Instructions") as of December 31, 2002 based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO" report). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

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

        In our opinion, management's assertion that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and the Call Report Instructions as of December 31, 2002, is fairly stated, in all material respects, based on the criteria established in the COSO report.

DELOITTE & TOUCHE LLP
Boston, Massachusetts

February 14, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Investors Financial Services Corp.:

        We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp. and subsidiaries (collectively the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP
Boston, Massachusetts

February 14, 2003

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$14,568	$15,605
Securities held to maturity (fair value of $3,460,754 and $3,157,209 at December 31, 2002 and 2001, respectively)	3,438,689	3,135,784
Securities available for sale	3,272,465	1,621,661
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at December 31, 2002 and 2001	143,737	232,113
Accrued interest and fees receivable	67,261	59,751
Equipment and leasehold improvements, net	74,869	42,618
Goodwill	79,969	79,969
Other assets	73,219	61,144

TOTAL ASSETS	$7,214,777	$5,298,645

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Demand	$384,461	$507,067
Savings	2,858,457	1,681,810
Time	90,000	90,000

Total deposits	3,332,918	2,278,877
Securities sold under repurchase agreements	2,301,974	1,663,312
Short-term and other borrowings	741,107	910,281
Due to brokers for open trades payable	286,843	—
Other liabilities	85,676	79,123

Total liabilities	6,748,518	4,931,593

Commitments and contingencies (See Note 16)
Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	23,303	24,274

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none in 2002 and in 2001)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 in 2002 and in 2001; issued and outstanding: 64,775,042 in 2002 and 31,971,404 in 2001)	648	320
Surplus	233,337	222,440
Deferred compensation	(1,599)	(2,563)
Retained earnings	198,282	132,877
Accumulated other comprehensive income/(loss), net	12,288	(10,296)
Treasury stock, par value $0.01 (10,814 shares in 2002 and 2001)	—	—

Total stockholders' equity	442,956	342,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,214,777	$5,298,645

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2001	December 31, 2000
OPERATING REVENUE:
Interest income:
Federal Funds sold and securities purchased under resale agreements	$740	$1,602	$4,691
Investment securities held to maturity and available for sale	243,333	244,880	171,111
Loans	3,774	5,572	5,943

Total interest income	247,847	252,054	181,745

Interest expense:
Deposits	42,257	65,338	59,819
Short-term and other borrowings	62,112	77,435	63,108

Total interest expense	104,369	142,773	122,927

Net interest income	143,478	109,281	58,818

Non-interest income:
Asset servicing fees	291,667	248,396	166,989
Other operating income	2,449	3,128	2,503

Net operating revenue	437,594	360,805	228,310

OPERATING EXPENSES:
Compensation and benefits	192,785	164,186	104,387
Technology and telecommunications	42,190	39,194	24,294
Transaction processing services	33,713	28,710	13,173
Occupancy	25,602	17,965	11,003
Depreciation and amortization	16,357	8,404	4,743
Professional fees	7,101	4,970	3,084
Travel and sales promotion	5,819	5,349	3,713
Amortization of goodwill	—	3,559	1,576
Other operating expenses	13,100	13,876	10,518

Total operating expenses	336,667	286,213	176,491

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	100,927	74,592	51,819
Provision for income taxes	30,400	22,804	16,655
Minority interest expense, net of income taxes	1,581	1,588	1,588

NET INCOME	$68,946	$50,200	$33,576

BASIC EARNINGS PER SHARE	$1.07	$0.79	$0.57

DILUTED EARNINGS PER SHARE	$1.04	$0.76	$0.54

COMPREHENSIVE INCOME:
Net income	$68,946	$50,200	$33,576
Other comprehensive income/(loss), net of tax of $12,161, ($4,769) and $962, respectively
Cumulative effect of a change in accounting principle	—	(3,934)	—
Net unrealized investment gain	32,100	1,120	2,042
Net unrealized derivative instrument loss	(9,516)	(6,043)	—

Other comprehensive income/(loss)	22,584	(8,857)	2,042

COMPREHENSIVE INCOME	$91,530	$41,343	$35,618

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2001	December 31, 2000
Common shares
Balance, beginning of year	31,971,404	29,912,711	14,610,154
Exercise of stock options	490,827	381,896	444,411
Common stock issuance	143,889	1,672,797	—
Restricted stock issuance	—	4,000	—
Stock dividend, two-for-one split	32,168,922	—	14,858,146

Balance, end of year	64,775,042	31,971,404	29,912,711

Treasury shares
Balance, beginning of year	10,814	10,814	10,814

Balance, end of year	10,814	10,814	10,814

Common stock
Balance, beginning of year	$320	$299	$146
Exercise of stock options	5	5	4
Common stock issuance	1	16	—
Stock dividend, two-for-one split	322	—	149

Balance, end of year	$648	$320	$299

Surplus
Balance, beginning of year	$222,440	$95,007	$87,320
Exercise of stock options	2,864	2,131	3,844
Tax benefit from stock options	4,152	4,158	3,843
Common stock issuance	3,881	119,014	—
Stock option issuance	—	2,130	—

Balance, end of year	$233,337	$222,440	$95,007

Deferred compensation
Balance, beginning of year	$(2,563)	$(247)	$(689)
Restricted stock issuance	—	(335)	—
Exercise of stock options	—	(13)	—
Stock option issuance	—	(2,130)	—
Amortization of deferred compensation	964	162	442

Balance, end of year	$(1,599)	$(2,563)	$(247)

Retained earnings
Balance, beginning of year	$132,877	$85,188	$53,542
Net income	68,946	50,200	33,576
Stock dividend, two-for-one split	(322)	—	(149)
Cash dividend, $0.05, $0.04 and $0.03 per share in the years ended December 31, 2002, 2001 and 2000, respectively	(3,219)	(2,511)	(1,781)

Balance, end of year	$198,282	$132,877	$85,188

Accumulated other comprehensive income/(loss), net
Balance, beginning of year	$(10,296)	$(1,439)	$(3,481)
Cumulative effect of change in accounting principle	—	(3,934)	—
Net unrealized investment gain	32,100	1,120	2,042
Net unrealized derivative instrument loss	(9,516)	(6,043)	—

Balance, end of year	$12,288	$(10,296)	$(1,439)

Treasury stock
Balance, beginning of year	$—	$—	$—

Balance, end of year	$—	$—	$—

Total Stockholders' Equity	$442,956	$342,778	$178,808

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Dollars in thousands)

	December 31, 2002	December 31, 2001	December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,946	$50,200	$33,576

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,357	11,963	6,319
Amortization of deferred compensation	964	162	442
Amortization of premiums on securities, net of accretion of discounts	10,474	255	3,090
Deferred income taxes	3,972	(245)	(224)
Changes in assets and liabilities:
Accrued interest and fees receivable	(7,510)	(11,748)	(7,671)
Other assets	(25,618)	(25,329)	755
Other liabilities	(6,935)	30,248	5,286

Total adjustments	(8,296)	5,306	7,997

Net cash provided by operating activities	60,650	55,506	41,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from paydowns/maturities of securities available for sale	699,980	420,138	88,008
Proceeds from paydowns/maturities of securities held to maturity	2,212,594	1,193,524	246,908
Purchases of securities available for sale	(2,020,022)	(865,218)	(482,973)
Purchases of securities held to maturity	(2,520,097)	(2,432,570)	(784,691)
Purchase of nonmarketable equity securities	—	(35,000)	—
Net decrease (increase) in Federal Funds sold and repurchase agreements	—	450,000	(300,000)
Net decrease (increase) in loans	88,376	(102,844)	(19,977)
Purchase of business	—	(49,434)	—
Purchases of equipment and leasehold improvements	(48,579)	(35,908)	(9,464)

Net cash used for investing activities	(1,587,748)	(1,457,312)	(1,262,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits	(122,606)	144,121	122,643
Net increase (decrease) in time and savings deposits	1,176,647	(197,128)	656,834
Net increase in short-term and other borrowings	469,488	1,321,622	431,937
Proceeds from exercise of stock options	2,869	2,123	3,848
Proceeds from issuance of common stock	3,882	119,030	—
Cost of issuance of restricted stock	—	(335)	—
Repurchase of company-obligated, mandatorily redeemable, preferred securities of subsidiary trust	(1,000)	—	—
Dividends paid to stockholders	(3,219)	(2,511)	(1,781)

Net cash provided by financing activities	1,526,061	1,386,922	1,213,481

DECREASE IN CASH AND DUE FROM BANKS	(1,037)	(14,884)	(7,135)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	15,605	30,489	37,624

CASH AND DUE FROM BANKS, END OF YEAR	$14,568	$15,605	$30,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$105,386	$146,320	$118,568

Cash paid for income taxes	$24,989	$17,829	$18,154

SCHEDULE OF NONCASH INVESTING ACTIVITIES
Change in due to brokers for open trades payable	$286,843	—	—

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. DESCRIPTION OF BUSINESS

        Investors Financial Services Corp. ("IFSC") provides asset servicing for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (the "Bank"). As used herein, the defined term "the Company" shall mean IFSC together with the Bank and its domestic and foreign subsidiaries. The Company provides global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies. IFSC and the Bank are subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Federal Deposit Insurance Corporation and the National Association of Securities Dealers.

        On May 15, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend payable on June 15, 2000 to stockholders of record on May 31, 2000. All share numbers have been restated to reflect the two-for-one stock split paid June 15, 2000, where applicable.

        On February 1, 2001, the Company completed the issuance and sale of 1,624,145 shares of Common Stock at $71.62 per share in a public offering. A portion of the proceeds was used to fund the acquisition of the operations of the advisor custody unit of The Chase Manhattan Bank. The remaining proceeds were used for the assumption of the U.S. asset administration unit of Barclays Global Investors, N.A. and for working capital. These share numbers have not been restated to reflect the two-for-one stock split discussed below.

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

•
Revenue Recognition

•
Asset servicing revenue—The Company recognizes revenue from asset servicing and investment advisory services according to its contracts with clients. Average net assets are multiplied by contracted rates and income is recognized as earned.

•
Value-added services—The Company recognizes revenue from its valued added services, such as foreign exchange, securities lending and cash management services, based on transaction volume and according to contracted rates, and is recognized as earned.

•
Interest income—The Company recognizes and accrues income on its interest-earning assets as earned. Amortization and accretion of debt securities purchased at a premium or discount are recognized over the life of the securities utilizing a method that approximates the yield to maturity. Income on loans is recognized utilizing the interest method.

•
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

•
Reclassifications—Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

        Cash and cash equivalents—For purposes of reporting cash flows, the Company defines cash and cash equivalents to include cash, due from banks, and interest-bearing deposits.

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

        Non-marketable securities consist of stock of the Federal Home Loan Bank of Boston ("FHLBB") and are carried at cost. The Company is required to hold stock under its borrowing arrangement with the FHLBB.

        The Company's accounting policy for impairment requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security.

        The specific identification method is used to determine gains and losses on sales of securities. Amortization and accretion of debt securities purchased at a premium or discount are recognized over the life of the securities and are reported as a component of interest income.

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

        The carrying amounts of cash and due from banks are a reasonable estimate of their fair value. The fair value of securities owned is estimated based on quoted market prices. Both loans (including commitments to lend) and deposits bear interest at variable rates and are subject to periodic repricing. As such, the carrying amount of loans and deposits is a reasonable estimate of fair value. The fair value of the Company's interest rate swap contracts and foreign exchange contracts are estimated based on quoted market prices. The Company does not have any other significant financial instruments.

        Loans—Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 60 days delinquent or if management believes that collection is not probable. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals. Other loan fees and charges, representing service costs for the prepayment of loans, for the delinquent payments or for miscellaneous loan services, are recorded as income when collected.

        Equipment, Leasehold Improvements and Capitalized Software Costs—Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets which range from three to seven years, and for leasehold improvements over the lesser of the useful life or the life of the lease. Capitalized software costs are accounted for under the method prescribed by AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," ("SOP 98-1") and are included within the furniture, fixtures and equipment component. Capitalized software costs are amortized over the estimated useful life of a given project, which can range from three to five years. The Company's policy is to capitalize costs relating to system development projects that provide significant functionality enhancements.

        Long-Lived Assets—Long-lived assets to be held and used by the Company are reviewed on a quarterly basis to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the further economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. The fair value of the asset is measured using quoted market prices. During the years ended December 31, 2002 and 2001, the Company's analyses indicated there was not an impairment of its long-lived assets.

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

        Translation of Foreign Currencies—The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses realized from the settlement of foreign currency transactions, which were not significant in the years ended December 31, 2002, 2001, and 2000, are included in other operating expenses in the consolidated statements of income.

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

        The Company uses derivative instruments to manage exposure to interest rate risk. The Company routinely enters into interest rate swap agreements in which the Company pays a fixed interest rate and receives a floating interest rate. These transactions are designed to hedge a portion of the Company's liabilities. By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities is effectively converted to a fixed rate liability for the term of the interest rate swap agreement. Most of these derivatives have been designated as cash flow hedges. An insignificant portion of the derivatives used to manage exposures to interest rate risks were not considered highly effective and, therefore, did not qualify for hedge accounting.

        Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the years ended December 31, 2002 and 2001. No cash flow hedges were dedesignated or discontinued for the years ended December 31, 2002 and 2001.

        Prior to the adoption of SFAS No. 133 on January 1, 2001, periodic cash payments were accrued on a settlement basis. The Company's policy had required settlement accounting principles for interest rate swaps in which net interest rate differentials to be paid or received were recorded as adjustments to interest expense.

        The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, we are fixing the price to be paid at a future date for certain investment securities. At December 31, 2002, the Company had $432.6 million of fixed price purchase contracts outstanding to purchase investment securities with an associated unrealized gain of $1.9 million. The unrealized gain is included within the other assets category on the Company's consolidated balance sheet.

        The Company enters into foreign exchange contracts with clients and strives to enter into a matched position with another bank. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment to asset servicing fees. Unrealized gains/(losses) resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. The foreign exchange contracts have been reduced by balances with the same counterparty where a master netting agreement exists.

        Stock-Based Compensation—The Company accounts for stock-based compensation using the intrinsic value-based method of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation." In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends the disclosure requirements of SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method for stock-based employee compensation. Under APB No. 25, no compensation cost is recognized if the option exercise price is equal to the fair market price of the common stock on the date of the grant. If stock-based compensation were recognized, stock options would be valued at grant date using the Black-Scholes valuation model and compensation costs would be recognized by one of the three methods of transition as allowed by SFAS No. 148. The Black-Scholes option-pricing model uses assumptions including the expected life of an option, the expected volatility of the underlying stock and an assumed risk-free interest rate. The disclosure requirements of SFAS No. 148 are detailed further in Note 12.

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

        New Accounting Principles—On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. This statement eliminates the amortization of goodwill, and requires that goodwill be reviewed at least annually for impairment. This statement affects all goodwill recognized on our consolidated balance sheet, regardless of when the assets were initially recorded. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. As of December 31, 2002 there was no impairment of goodwill. The disclosure requirements of SFAS No. 142 are detailed in Note 3.

        In November 2001, the FASB issued Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred." This guidance requires companies to recognize the reimbursement of client-related expenses as revenue and the costs as operating expense. Client reimbursements for out-of-pocket expenses are reflected in fee revenue in the accompanying financial statements. Prior periods have been reclassified to reflect this presentation, which resulted in increases to fee revenue and operating expense as a result of this guidance of $9.4 million, $8.3 million and $7.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on disclosures to be made by a guarantor about its obligations and requires recognition of a liability for the fair value of the obligation undertaken in issuing guarantees. The Company lends securities to creditworthy broker-dealers on behalf of its clients and, in certain circumstances, the Company may indemnify clients for the fair market value of those securities against a failure of the borrower to return such securities. The Company requires the borrowers to provide collateral in an amount equal to or in excess of the fair market value of securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. Since the collateral the Company receives is in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company has recorded no liability for the indemnification obligation. The maximum potential amount of future payments that the Company could be required to make would be equal to the market value of the securities borrowed. Since the securities loans are over-collateralized by 2% to 5% of the fair market value of the loan made, the collateral held by the Company would be used to satisfy the obligation. In addition, each borrowing agreement gives the Company "set-off" language that allows it to use any excess collateral on other loans. However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is "bought-in." In such instances, the Company would "buy-in" the security using all available collateral and a loss would result from the difference between the value of the securities "bought-in" and the value of the collateral held. The Company has never experienced a broker default.

3. ACQUISITIONS

        On October 1, 1998, the Bank acquired the domestic institutional trust and custody business ("the Business") of BankBoston, N.A. Under the terms of the purchase agreement, the Bank paid approximately $48 million to BankBoston as of the closing and subsequently paid an additional $4.9 million based upon client retention. The Business provides master trust and custody services to endowments, pension funds, municipalities, mutual funds and other financial institutions, primarily in New England. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Bank also entered into an outsourcing agreement with BankBoston under which the Bank would provide custodial and certain other services for BankBoston's private banking and institutional asset management businesses. In 2000, the outsourcing agreement and a custody agreement with BankBoston-sponsored 1784 Funds were terminated. As a result of the early termination of the outsourcing agreement and the 1784 Funds custody agreement, the Bank received a total of $11.4 million in termination fees. The Bank has not experienced a material impact on net income due to the termination of either agreement. The Bank was informed by BankBoston that its decision to terminate both of the agreements was not related in any way to the quality of service, but was made as part of the integration process undertaken in connection with the merger of BankBoston with Fleet Bank, N.A.

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

        No pro forma results of Chase or BGI are presented as they were not material to the Company's financial condition and operating results for the periods presented.

        Goodwill related to the acquisitions is summarized as follows (Dollars in thousands):

	December 31, 2002	December 31, 2001
Goodwill, beginning of year	$79,969	$34,094
Plus purchase of businesses	—	49,434
Less amortization expense	—	(3,559)

Goodwill, end of year	$79,969	$79,969

        On January 1, 2002, the Company adopted SFAS No. 142 and ceased amortization of goodwill. See "Summary of Significant Accounting Policies" (Note 2) for a further discussion of this pronouncement. The following table represents the transitional disclosure related to the adoption of SFAS 142 (Dollars in thousands, except per share data):

	December 31, 2002	December 31, 2001	December 31, 2000
Net income as reported	$68,946	$50,200	$33,576
Add back: Goodwill amortization, net of tax	—	2,471	1,145

Adjusted net income	$68,946	$52,671	$34,721

Earnings per share:
Basic-as reported	$1.07	$0.79	$0.57
Basic-adjusted	—	0.83	0.58
Diluted-as reported	$1.04	$0.76	$0.54
Diluted-adjusted	—	0.80	0.56

4. SECURITIES

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2002 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,034,430	$19,702	$(664)	$2,053,468
Federal agency securities	1,287,238	2,520	(4,999)	1,284,759
State and political subdivisions	117,021	5,566	(60)	122,527

Total	$3,438,689	$27,788	$(5,723)	$3,460,754

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,723,703	$36,294	$(204)	$2,759,793
State and political subdivisions	290,241	17,090	(39)	307,292
Federal agency securities	29,602	1,279	—	30,881
Corporate debt	179,612	21	(5,134)	174,499

Total	$3,223,158	$54,684	$(5,377)	$3,272,465

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2001 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,585,287	$25,885	$(4,338)	$2,606,834
Federal agency securities	456,108	952	(2,101)	454,959
State and political subdivisions	91,888	2,357	(1,340)	92,905
Foreign government securities	2,501	10	—	2,511

Total	$3,135,784	$29,204	$(7,779)	$3,157,209

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$1,226,891	$7,574	$(5,624)	$1,228,841
State and political subdivisions	240,769	2,796	(2,098)	241,467
Federal agency securities	29,604	1,244	—	30,848
Corporate debt	124,886	—	(4,381)	120,505

Total	$1,622,150	$11,614	$(12,103)	$1,621,661

        Non-marketable equity securities at December 31, 2002 and 2001 consisted of stock of the FHLBB. The Company is required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.

        The amortized cost amounts and fair values of securities by effective maturity are as follows (Dollars in thousands):

	December 31, 2002
Held to Maturity	Amortized Cost	Fair Value
Due within one year	$317,963	$319,908
Due from one to five years	1,326,627	1,340,378
Due five years up to ten years	806,366	808,132
Due after ten years	987,733	992,336

Total	$3,438,689	$3,460,754

	December 31, 2002
Available for Sale	Amortized Cost	Fair Value
Due within one year	$2,786	$2,833
Due from one to five years	1,253,730	1,275,042
Due five years up to ten years	317,421	329,449
Due after ten years	1,649,221	1,665,141

Total	$3,223,158	$3,272,465

        The maturity distributions of mortgage-backed securities have been allocated over maturity groupings based upon actual pre-payments to date and anticipated pre-payments based upon historical experience.

        There were no sales of securities available for sale during the years ended December 31, 2002, 2001 and 2000.

        The carrying value of securities pledged amounted to approximately $3.5 billion and $3.0 billion at December 31, 2002 and 2001, respectively. Securities are pledged primarily to secure clearings with other depository institutions and to secure public funds.

5. LOANS

        Loans consist of demand loans to custody clients of the Company, including individuals and not-for-profit institutions and loans to mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or non-performing loans at December 31, 2002 and 2001. In addition, there have been no loan charge-offs or recoveries during the years ended December 31, 2002, 2001 and 2000. Loans consisted of the following (Dollars in thousands):

	December 31, 2002	December 31, 2001
Loans to individuals	$76,263	$164,443
Loans to mutual funds	49,372	50,359
Loans to others	18,202	17,411

	143,837	232,213
Less allowance for loan losses	(100)	(100)

Total	$143,737	$232,113

        The Company had commitments to lend of approximately $682 million and $390 million at December 31, 2002 and 2001, respectively. The terms of these commitments are similar to the terms of outstanding loans.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        The major components of equipment and leasehold improvements are as follows (Dollars in thousands):

	December 31, 2002	December 31, 2001
Furniture, fixtures and equipment	$90,434	$48,761
Leasehold improvements	9,837	6,880

Total	100,271	55,641
Less accumulated depreciation and amortization	(25,402)	(13,023)

Equipment and leasehold improvements, net	$74,869	$42,618

        Included in net equipment and leasehold improvements were internally capitalized software costs, in accordance with SOP 98-1, of $47.5 million and $18.2 million as of December 31, 2002 and 2001, respectively.

7. DEPOSITS

        Time deposits at December 31, 2002 and 2001 included non-interest bearing amounts of $90 million. All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 2002 and 2001.

8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

        The Company enters into repurchase agreements whereby securities are sold by the Company under agreements to repurchase. Repurchase agreements were $2.3 billion and $1.7 billion at December 31, 2002 and 2001, respectively. The interest rate on the outstanding agreements at December 31, 2002 ranged from 0.35% to 3.65% with maturities ranging from January 2003 to December 2006. The interest rate on the outstanding agreements at December 31, 2001 ranged from 0.79% to 4.56% with maturities ranging from January 2002 to December 2004.

        The following securities were pledged under the repurchase agreements (Dollars in thousands):

	December 31, 2002		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities	$2,249,988	$2,292,874	$1,684,609	$1,699,079
Federal agency securities	180,532	196,113	22,947	23,269
Corporate debt securities	2,892	2,928	15,012	15,000

Total	$2,433,412	$2,491,915	$1,722,568	$1,737,348

        The highest amounts outstanding at any month end during the years ended December 31, 2002 and 2001 were the amounts outstanding at July 31, 2002 and November 30, 2001, respectively. The balances at July, 31 2002 and November 30, 2001 were $2.9 billion and $1.9 billion, respectively. The average balance during the years ended December 31, 2002 and 2001 were approximately $2.4 billion and $1.5 billion, respectively. There were no balances with clients for which the amount at risk exceeded 10% of stockholders' equity.

9. SHORT-TERM AND OTHER BORROWINGS

        The components of short-term and other borrowings are as follows (Dollars in thousands):

	December 31, 2002	December 31, 2001
Federal Home Loan Bank of Boston overnight advances	$360,000	$380,000
Federal Home Loan Bank of Boston long-term advances	250,000	300,000
Federal funds purchased	130,648	130,000
Federal Home Loan Bank of Boston short-term advances	—	100,000
Treasury, Tax and Loan account	459	281

Total	$741,107	$910,281

        For the year ended December 31, 2002, maturities on FHLBB advances ranged from overnight to September 2006. For the year ended December 31, 2001, maturities on FHLBB advances ranged from overnight to February 2005.

10. INCOME TAXES

        The components of income tax expense are as follows (Dollars in thousands):

	December 31, 2002	December 31, 2001	December 31, 2000
Current:
Federal	$25,835	$22,646	$15,656
State	532	285	300
Foreign	61	118	68

	26,428	23,049	16,024

Deferred:
Federal	3,972	(245)	(224)
State	—	—	—

	3,972	(245)	(224)

Total income taxes	$30,400	$22,804	$15,800

        Differences between the effective income tax rate and the federal statutory rates are as follows:

	December 31, 2002	December 31, 2001	December 31, 2000
Federal statutory rate	35.00%	35.00%	35.00%
State income tax rate, net of federal benefit	0.34	0.25	0.40
Foreign income taxes with different rates	—	—	—
Tax-exempt income, net of disallowance	(5.98)	(4.73)	(3.72)
Other	0.64	0.05	0.32

Effective tax rate	30.00%	30.57%	32.00%

10. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following (Dollars in thousands):

	December 31, 2002	December 31, 2001
Deferred tax assets:
Employee benefit plans	$2,264	$2,171
Securities available for sale	—	171
Unrealized hedging loss	10,497	5,373
Other	210	279

	12,971	7,994

Deferred tax liabilities:
Depreciation and amortization	(3,204)	(1,601)
Undistributed income of foreign subsidiaries	(1,735)	(718)
Pension plan	(766)	—
Securities available for sale	(17,113)	—
Other	(610)	—

	(23,428)	(2,319)

Net deferred tax (liability)/asset	$(10,457)	$5,675

11. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

        On January 31, 1997, a trust sponsored and wholly-owned by the Company issued $25 million in 9.77% Trust Preferred Securities (the "Capital Securities"), the proceeds of which were invested by the trust in the same aggregate principal amount of the Company's newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Junior Subordinated Debentures"). The $25 million aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of the Trust. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under (i) the Junior Subordinated Debentures; (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued; and (iii) the Amended and Restated Declaration of Trust governing the Trust, constitutes a full and unconditional guarantee of the Trust's obligations under the Capital Securities. In 2002, the Company repurchased $1.0 million of the preferred securities.

12. STOCKHOLDERS' EQUITY

        As of December 31, 2002, the Company has authorized 1,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, all with a par value of $0.01 per share.

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

        On May 15, 2000, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on May 31, 2000. The dividend was paid on June 15, 2000. A total of 14,858,146 shares of common stock were issued in connection with the split. On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on May 24, 2002. The dividend was paid on June 14, 2002. A total of 32,168,922 shares of common stock were issued in connection with the stock split. The stock split did not result in a change in the $0.01 par value per share of the common stock or in total stockholders' equity.

        The Company has three stock option plans: the Amended and Restated 1995 Stock Plan ("Stock Plan"), the Amended and Restated 1995 Non-Employee Director Stock Option Plan ("Director Plan"), and the 1997 Employee Stock Purchase Plan.

        At the Annual Meeting of Stockholders of the Company held on April 17, 2001, stockholders approved the amendment and restatement of the Company's Stock Plan to increase the number of shares available for grant pursuant to the plan from 4,640,000 to 6,140,000. At the Annual Meeting of Stockholders of the Company held on April 23, 2002, stockholders approved the amendment and restatement of the Company's Stock Plan to increase the number of shares available for grant pursuant to the plan from 6,140,000 to 7,640,000. Effective with the June 2002 stock split, the number of shares available to grant increased to 15,280,000. Of the 15,280,000 shares of Common Stock authorized for issuance under the Stock Plan at December 31, 2002, 4,317,170 were available for grant as of that date. Under the Stock Plan, the Company may grant options to purchase shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock. No options were granted to consultants during the year ended December 31, 2002.

        The terms of the Director Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Effective with the June 2002 stock split, the number of shares available to grant increased to 800,000. Of the 800,000 shares of Common Stock authorized for issuance under the plan, 137,140 were available for grant at December 31, 2002.

        Pursuant to the terms of the Director Plan, options to purchase 20,000 shares of Common Stock were awarded on November 8, 1995 to each non-employee director then in office. Each non-employee director receives an automatic annual grant of options to purchase the number of shares then specified by the Director Plan, as described below. Additionally, any non-employee director may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any such election is subject to certain restrictions under the Director Plan. The number of shares of stock underlying the option granted in lieu of cash is equal to the quotient obtained by dividing the cash retainer by the fair market value of an option on the date of grant, which is based on the Black-Scholes option-pricing model.

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

        On February 13, 2001, the Company granted 8,000 shares of Common Stock under the Stock Plan to former employees of the Chase advisor custody unit. This grant is subject to the Company's right to repurchase the shares if the employees' employment with the Company terminates. The Company's right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant. During 2002, the Company chose not to exercise its right to repurchase 3,200 shares issued in connection with this grant when an employee's employment with the Company did terminate.

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

        The Company has recorded deferred compensation of $1.6 million and $2.6 million at December 31, 2002 and 2001, respectively, related to the grants described in the above three paragraphs.

        Under the terms of the 1997 Employee Stock Purchase Plan, the Company may issue up to 1,120,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The 1997 Employee Stock Purchase Plan permits eligible employees to purchase up to 8,000 shares of Common Stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the market value of the Common

Stock on the first business day of the payment period, or (ii) 90% of the market value of the Common Stock on the last business day of the payment period. The payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

        A summary of option activity under both the Director Plan and the Stock Plan is as follows:

	December 31, 2002		December 31, 2001		December 31, 2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,921,610	$20	5,793,324	$14	5,920,668	$7
Granted	674,414	32	2,048,660	32	1,654,542	29
Exercised	(761,893)	7	(831,224)	6	(1,662,986)	4
Canceled	(212,974)	29	(89,150)	22	(118,900)	8

Outstanding at end of year	6,621,157	$22	6,921,610	$20	5,793,324	$14

Outstanding and exercisable at year end	4,202,545		3,514,094		2,789,600

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at December 31, 2002		Weighted- Average Exercise Price	Number Exercisable at December 31, 2002	Weighted- Average Exercise Price
$0–10	1,566,276	5.3 years	$6	1,550,730	$6
10–20	1,391,071	6.2	11	1,174,053	11
20–30	59,606	7.2	27	31,980	26
30–40	3,581,684	8.6	33	1,437,772	33
40–50	22,520	8.1	42	8,010	42

	6,621,157	7.3	$22	4,202,545	$17

        A summary of the 1997 Employee Stock Purchase Plan is as follows:

	December 31,
	2002	2001	2000
	Shares	Shares	Shares
Total shares available under the plan beginning of year	500,764	598,068	714,708
Issued at June 30	(61,193)	(41,976)	(68,932)
Issued at December 31	(82,696)	(55,328)	(47,708)

Total shares available under the plan end of year	356,875	500,764	598,068

        During the year ended December 31, 2002, the exercise price of the stock was $30.00 and $24.75, or 90% of the market value of the Common Stock on the first business day of the payment period ending June 30, 2002 and the last business day of the payment period ending December 31, 2002, respectively.

        During the year ended December 31, 2001, the exercise price of the stock was $30.25 and $29.875, or 90% of the market value of the Common Stock on the first business day of the payment periods ending June 30, 2001 and December 31, 2001, respectively.

        During the year ended December 31, 2000, the exercise price of the stock was $10.50 and $18.125, or 90% of the market value of the Common Stock on the first business day of the payment periods ending June 30, 2000 and December 31, 2000, respectively.

        Employee Stock-Based Compensation—With respect to employee stock-based compensation, the Company has applied APB No. 25 and related interpretations in accounting for its plans, under which there is generally no charge to earnings for employee stock option awards and the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share. The compensation cost for restricted stock charged against income was $0.7 million, $0.4 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has adopted the disclosure-only requirements of SFAS No. 148. However, if compensation cost had been determined for awards granted under the stock option plans based on fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's Net Income and Earnings Per Share would have decreased to the pro forma amounts indicated below (Dollars in thousands):

	December 31, 2002	December 31, 2001	December 31, 2000
Net income as reported	$68,946	$50,200	$33,576
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,720)	(11,581)	(4,741)

Pro forma net income	$56,226	$38,619	$29,835

Earnings per share:
Basic—as reported	$1.07	$0.79	$0.57
Basic—pro forma	0.87	0.61	0.49
Diluted—as reported	$1.04	$0.76	$0.54
Diluted—pro forma	0.85	0.59	0.46

        The fair value of each option grant under the employee stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2002, 2001, and 2000, respectively: an assumed risk-free interest rate of 2.40%, 4.05%, and 4.79%, an expected life of four years, an expected volatility of 56.20%, 55.76%, and 50.33%, a dividend yield of 0.22%, 0.15%, and 0.11%.

        The fair value of each option grant under the employee stock purchase plan was estimated using the discounted stock price at grant date and a Black-Sholes option-pricing model.

        Earnings Per Share—Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

	Income	Shares	Per Share Amount
December 31, 2002
Basic EPS
Income available to common stockholders	$68,946	64,429,592	$1.07
Dilutive effect of common equivalent shares of stock options	—	1,942,102	(0.03)

Diluted EPS
Income available to common stockholders	$68,946	66,371,694	$1.04

December 31, 2001
Basic EPS
Income available to common stockholders	$50,200	63,303,594	$0.79
Dilutive effect of common equivalent shares of stock options	—	2,433,124	(0.03)

Diluted EPS
Income available to common stockholders	$50,200	65,736,718	$0.76

December 31, 2000
Basic EPS
Income available to common stockholders	$33,576	59,415,492	$0.57
Dilutive effect of common equivalent shares of stock options	—	2,646,962	(0.03)

Diluted EPS
Income available to common stockholders	$33,576	62,062,454	$0.54

13. EMPLOYEE BENEFIT PLANS

        Pension Plan—The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997. The benefits are based on years of service and the employee's compensation during employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. The plan document was amended in December 2001 to freeze benefit accruals for certain highly compensated participants as of December 31, 2001, as well as change the maximum allowable compensation projected for future years. Such highly compensated participants will receive their full benefit accrual under the Company's non-qualified retirement plan, as described below.

        Supplemental Retirement Plan—The Company also has a non-qualified, unfunded, supplemental retirement plan ("SERP") which was established in 1994 and covers certain employees and pays benefits that supplement any benefits paid under the qualified plan. Benefits under the supplemental plan are generally based on compensation not includable in the calculation of benefits to be paid under the qualified plan. The plan document was amended in April 2000 to eliminate the compensation cap and include bonuses and commissions of certain employees.

        These plan changes created an unrecognized prior service cost in the non-qualified plan of $2.7 million that will be amortized over the average remaining working lifetime of the participants. The projected benefit obligation was $13.3 million, $5.6 million and $3.8 million as of December 31, 2002,

2001 and 2000, respectively. The total cost of this plan to the Company was approximately $1.7 million, $0.9 million and $0.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        The following table sets forth the status of the Company's qualified defined benefit pension plan and supplemental retirement plan (Dollars in thousands):

	December 31, 2002		December 31, 2001		December 31, 2000
	Pension Plan	SERP Plan	Pension Plan	SERP Plan	Pension Plan	SERP Plan
Change in benefit obligation:
Projected benefit obligation at beginning of year	$10,761	$5,604	$9,711	$3,782	$8,563	$3,224
Service cost	702	601	695	289	672	209
Interest cost	902	650	755	358	660	249
Actuarial loss	2,406	6,454	396	1,175	287	100
Benefits paid	(260)	—	(376)	—	(471)	—
2001 Plan amendment	—	—	(420)	—	—	—

Projected benefit obligation at the end of the year	$14,511	$13,309	$10,761	$5,604	$9,711	$3,782

Change in assets:
Assets at the beginning of the year	$11,161	$—	$11,603	$—	$12,207	—
Employer contributions	3,400	—	484	—	—	—
Actual return	(1,385)	—	(550)	—	(133)	—
Benefits paid	(260)	—	(376)	—	(471)	—

Assets at the end of the year	$12,916	$—	$11,161	$—	$11,603	$—

Funded status:
Projected benefit obligation	$(14,511)	$(13,309)	$(10,761)	$(5,604)	$(9,711)	$(3,782)
Fair value of plan assets	12,916	—	11,161	—	11,603	—

Funded status	(1,595)	(13,309)	400	(5,604)	1,892	(3,782)

Unrecognized net transition asset	(145)	25	(184)	30	(223)	35
Unrecognized prior service cost	(315)	2,729	(325)	2,874	123	3,020
Unrecognized net loss (gain)	4,245	7,191	(482)	1,001	(2,494)	(158)

Prepaid/(accrued) pension cost	$2,190	$(3,364)	$(591)	$(1,699)	$(702)	$(885)

        Net pension cost for the Company's qualified defined benefit pension plan and supplemental retirement plan included the following components (Dollars in thousands):

	December 31, 2002		December 31, 2001		December 31, 2000
	Pension Plan	SERP Plan	Pension Plan	SERP Plan	Pension Plan	SERP Plan
Service cost—benefits earned during the period	$702	$601	$695	$289	$672	$209
Interest cost on projected benefit obligations	902	650	755	358	660	249
Return on plan assets	1,385	—	550	—	133	—
Net amortization and deferral	(2,368)	414	(1,627)	166	(1,421)	150

Net periodic pension cost	$621	$1,665	$373	$813	$44	$608

        The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:

	December 31, 2002		December 31, 2001		December 31, 2000
	Pension Plan	SERP Plan	Pension Plan	SERP Plan	Pension Plan	SERP Plan
Weighted average discount rate	6.75%	6.75%	7.50%	7.50%	7.50%	7.50%
Rate of increase in future compensation levels	3.75	3.75	5.00	5.00	5.00	5.00
Long-term rate of return on plan assets	8.50	—	8.50	—	8.50	—

        Employee Savings Plan—The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $3.2 million, $2.1 million, and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

14. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

        Credit-related financial instruments—At December 31, 2002, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling approximately $682 million, against which approximately $67 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

        Securities Lending—On behalf of its clients, the Company lends securities to creditworthy broker-dealers. In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. The Company requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of U.S. dollar denominated securities borrowed and 105% of the fair market value of non-U.S. dollar denominated securities borrowed. The borrowed securities are revalued daily to determine if additional collateral is necessary. In accordance with FIN No. 45, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Since the collateral received by the Company is in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company has recorded no liability for the indemnification obligation. All securities are categorized as overnight loans. The maximum potential amount of future payments that the Company could be required to make would be equal to the market value of the securities borrowed. Since the securities loans are over-collateralized by 2% to 5% of the fair market value of the loan made, the collateral held by the Company would be used to satisfy the obligation. In addition, each borrowing agreement gives the Company "set-off" language that allows it to use any excess collateral on other loans. However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is "bought-in." In such instances, the Company would "buy-in" the security using all available collateral and a loss would result from the difference between the value of the securities "bought-in" and the value of the collateral held. The Company has never experienced a broker default. The Company held, as collateral, cash and U.S. government securities totaling approximately $4.8 billion and $2.1 billion for indemnified securities on loan at December 31, 2002 and December 31, 2001, respectively.

15. DERIVATIVE FINANCIAL INSTRUMENTS

        Interest-Rate Contracts—The contractual or notional amounts of derivative financial instruments, swap agreements, held by the Company at December 31, 2002 and 2001 were approximately $980 million and $780 million, respectively. Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company experienced no terminations by counterparties of interest rate swaps designated as hedges. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During 2002, the Company had agreements to assume fixed-rate interest payments in exchange for receiving variable market-indexed interest payments. The original terms range from 20 to 36 months. The weighted-average fixed-payment rates were 4.63% and 5.44% at December 31, 2002 and 2001, respectively. Variable-interest payments received are indexed to the Prime and the overnight Federal Funds rate for 2002. At December 31, 2002 and 2001, the weighted-average rate of variable market-indexed interest payment obligations to the Company were 1.55% and 1.74%, respectively. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. These contracts had no carrying value and the fair values were approximately $(33.1) million and $(18.8) million at December 31, 2002 and 2001, respectively. These fair values are included in the other liabilities category on the Company's consolidated balance sheet.

        Net interest income included net gains of $1.6 million, net of tax, for the twelve months ended December 31, 2002 on interest rate swaps relating to SFAS No. 133. The net gain consisted of a $3.3 million gain, net of tax, for the twelve-month period on changes in the fair value of derivative instruments not designated as hedging instruments. There were also $1.7 million of derivative losses, net of tax, for the twelve-month period that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133. The Company estimates that $0.2 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

        Net interest income included net losses of $2.0 million, net of tax, for the twelve months ended December 31, 2001 derived from interest rate swaps relating to SFAS No. 133. The net loss consisted of a $0.2 million gain, net of tax, for the twelve-month period on changes in the fair value of derivative instruments not designated as hedging instruments. There were also $2.2 million of derivative losses, net of tax, for the twelve-month period that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133.

        The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, we are fixing the price to be paid at a future date for certain investment securities. At December 31, 2002, the Company had $432.6 million of fixed price purchase contracts outstanding to purchase investment securities with an associated unrealized gain of $1.9 million. The unrealized gain is included within the other assets category on the Company's consolidated balance sheet.

        Foreign Exchange Contracts—Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of swap agreements and forward and spot contracts.

Unrealized gains (losses) resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. Unrealized gains in other assets were $4.4 million and $6.3 million as of December 31, 2002 and 2001, respectively. Unrealized losses in other liabilities were $4.5 million and $6.8 million as of December 31, 2002 and 2001, respectively. The foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists. The Company's risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value.

        The notional value of the Company's foreign exchange contracts as of December 31, 2002 and 2001 was $673.7 million and $776.7 million, respectively. As of December 31, 2002 and 2001, the European Unit represented approximately 38% and 60% of the notional value outstanding as of December 31, 2002 and 2001, respectively. The estimated replacement cost of foreign exchange contracts was $9.7 million and $8.3 million at December 31, 2002 and 2001, respectively.

        As of December 31, 2002, the Company had foreign exchange contracts with maturities ranging from January 2003 to August 2003.

16. COMMITMENTS AND CONTINGENCIES

        Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank ("FRB") for the two-week period including December 31, 2002 was approximately $21.0 million. In addition, other cash balances in the amount of approximately $12.2 million were pledged to secure clearings with a depository institution, Depository Trust Company, as of December 31, 2002.

        Lease Commitments—Minimum future commitments on non-cancelable operating leases at December 31, 2002 were as follows (Dollars in thousands):

Fiscal Year Ending	Bank Premises	Equipment	Total
2003	$23,007	$6,157	$29,164
2004	23,608	4,305	27,913
2005	24,849	1,363	26,212
2006	24,947	19	24,966
2007 and beyond	56,174	23	56,197

Total	$152,585	$11,867	$164,452

        Total rent expense was approximately $34.5 million, $24.5 million and $16.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Effective January 1, 2000, the Company renewed its five-year service agreement with Electronic Data Systems ("EDS"), which now expires on December 31, 2005. Under the terms of the agreement, EDS provides data processing services to the Company, which has agreed to pay certain monthly service fees based on usage. Service expense under this contract was $7.4 million, $5.0 million and $4.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        In 2001, the Company renewed its agreement with SEI Investments Company, which now expires on December 31, 2005. Under the terms of the agreement, SEI provides data processing services to the Company, which has agreed to pay certain monthly service fees based upon usage. Service expense under this contract was $5.2 million, $4.2 million and $3.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Contingencies—The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies. The core services include global custody, multicurrency accounting and mutual fund administration. The value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services. Assets processed, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at December 31, 2002 that are material to the consolidated financial position or results of operations of the Company.

        On January 31, 2003, the Company was named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at its Sacramento and Walnut Creek facilities. The lawsuit was filed in the Superior Court of California, County of Sacramento. While the Company is in the early stages of investigating this complaint, the Company believes that it has complied at all times with applicable law and the Company intends to defend this lawsuit vigorously. The Company does not yet know the amount of damages that the plaintiffs are seeking to recover. However, the defense of class action lawsuits can be costly and time consuming, and can divert the attention of management. A determination that the Company violated applicable wage and hour laws could have a material adverse effect on its business, financial condition and results of operations.

        In 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") an assessment for additional state excise taxes of approximately $10.9 million plus interest and penalties with respect to the Bank's tax years ended December 31, 1999, December 31, 2000 and December 31, 2001.

        The DOR contends that dividend distributions to the Bank by Investors Funding Corp. ("IFC"), a real estate investment trust 99.9% owned by the Bank, are fully taxable in Massachusetts. The Company believes, after consultation with its advisors, that the Massachusetts statute that provides for a dividend received deduction equal to 95% of certain dividend distributions applies to the distributions made by IFC to the Bank. Accordingly, no provision has been made to the Company's financial statements for the amounts assessed or additional amounts that might be assessed in the future.

        The Company has been informed that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their 1999, 2000 and 2001 Massachusetts financial institution excise tax returns. Because the legal issues raised are identical for all of the financial institutions involved, the Company is acting together with those institutions to appeal the assessments and to pursue all available means to defend its position vigorously. In addition, the Massachusetts legislature is considering retroactive legislation that may affect the outcome of the Company's dispute with the DOR. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

        In January 2001, Mopex, Inc. filed an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302 (the "Complaint"), in the United States District Court for the Northern District of Illinois. In the Complaint, Mopex alleges that the Bank and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringed U.S. Patent No. 6,088,685, entitled, "Open End Mutual Fund Securitization Process," assigned to Mopex. In particular, Mopex alleges that the '685 patent covers the creation and trading of certain securities, including the Barclays iShares exchange traded funds. The Complaint seeks injunctive relief, damages, and enhanced remedies (including attorneys' fees and treble damages).

        In April 2001, the Bank filed an answer and counterclaim, denying any liability on Mopex's claim and seeking a declaratory judgment that the '685 patent is invalid and not infringed by the Bank's activities. In April 2002, Mopex filed an amended complaint to, among other things, add nine new defendants. The number of defendents now totals twenty-two. In June 2002, we filed a motion to dismiss the amended complaint. That motion is still pending.

        The Bank is indemnified by the iShares Trust for certain defense costs and damages resulting from Mopex's claim. The Bank believes the claim is without merit, and the Bank will continue to vigorously defend its rights. However, the Bank cannot be sure that it will prevail in the defense of this claim. Patent litigation can be costly and could divert the attention of management. If the Bank were found to infringe the patent, it would have to pay damages and would be ordered to cease any infringing activity or seek a license under the patent. The Bank cannot be sure that it will be able to obtain a license on a timely basis or on reasonable terms, if at all. As a result, any determination of infringement could have a material adverse effect upon its business, financial condition and results of operations.

        In July 2000, two of the Company's Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. ("ITC") and Investors Fund Services (Ireland) Ltd. ("IFS"), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the "Fund"), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund's investment manager, Ernst & Young, the Fund's auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund's closing to subscriptions in June 1999.

        In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Company has notified its insurers and intends to defend this claim vigorously. Based on its investigation through December 31, 2002, the Company does not expect this matter to have a material adverse effect on its business, financial condition or results of operations.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value and estimated fair value of financial instruments are as follows (Dollars in thousands):

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
On-balance sheet amounts:
Cash and due from banks	$14,568	$14,568	$15,605	$15,605
Securities held to maturity	3,438,689	3,460,754	3,135,784	3,157,209
Securities available for sale	3,272,465	3,272,465	1,621,661	1,621,661
Loans	143,737	143,737	232,113	232,113
Deposits	3,332,918	3,332,918	2,278,877	2,278,877
Short term & other borrowings	741,107	741,107	910,281	910,281
Securities sold under repurchase agreements	2,301,974	2,301,974	1,663,312	1,663,312
Interest rate swap agreements	33,145	33,145	18,831	18,831

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

        The Company uses the following methods and assumptions to determine the fair value of selected financial instruments:

        Short-term financial assets and liabilities—For financial instruments with a short or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, other short-term investments, accrued income receivable, deposits, Federal Funds borrowed, securities sold under repurchase agreements, short-term and other borrowings, amounts due to brokers for open trades payable and accrued interest payable.

        Securities, available for sale and held to maturity—Fair values were based on prices obtained from an independent nationally recognized pricing service, or in the absence of such, prices were obtained directly from selected broker-dealers.

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

        Foreign exchange contracts—Fair values were based on quoted market prices of comparable instruments and represent a net liability to the Company. Foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Bank and the Company (Dollars in thousands):

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital
(to Risk-Weighted Assets-the Company)	$374,102	15.51%	$192,915	8.00%	N/A	N/A
(to Risk-Weighted Assets-the Bank)	$369,498	15.32%	$192,915	8.00%	$241,143	10.00%
Tier 1 Capital
(to Risk-Weighted Assets-the Company)	$374,002	15.51%	$96,457	4.00%	N/A	N/A
(to Risk-Weighted Assets-the Bank)	$369,398	15.32%	$96,457	4.00%	$144,686	6.00%
Tier 1 Capital
(to Average Assets-the Company)	$374,002	5.50%	$272,132	4.00%	N/A	N/A
(to Average Assets-the Bank)	$369,398	5.43%	$272,104	4.00%	$340,130	5.00%
As of December 31, 2001:
Total Capital
(to Risk-Weighted Assets-the Company)	$297,479	16.77%	$141,932	8.00%	N/A	N/A
(to Risk-Weighted Assets-the Bank)	$293,706	16.56%	$141,898	8.00%	$177,373	10.00%
Tier 1 Capital
(to Risk-Weighted Assets-the Company)	$297,379	16.76%	$70,966	4.00%	N/A	N/A
(to Risk-Weighted Assets-the Bank)	$293,606	16.55%	$70,949	4.00%	$106,424	6.00%
Tier 1 Capital
(to Average Assets-the Company)	$297,379	5.88%	$202,377	4.00%	N/A	N/A
(to Average Assets-the Bank)	$293,606	5.80%	$202,334	4.00%	$252,917	5.00%

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

        The operations of the Company's securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Management believes, as of December 31, 2002, that Investors Securities Services, Inc. met all requirements to which it is subject.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data):

Year Ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$58,632	$62,552	$63,781	$62,882
Interest expense	22,895	28,172	27,915	25,387
Non-interest income	69,917	75,334	74,497	74,368
Operating expenses	82,108	84,364	85,062	85,133
Income before income taxes and minority interest	23,546	25,350	25,301	26,730
Income taxes	7,094	7,636	7,622	8,048
Minority interest	397	397	410	377
Net income	16,055	17,317	17,269	18,305
Basic earnings per share	0.25	0.27	0.27	0.28
Diluted earnings per share	0.24	0.26	0.26	0.28
Year Ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$59,317	$65,301	$66,046	$61,390
Interest expense	37,848	38,356	37,018	29,551
Non-interest income	51,260	62,920	67,506	69,838
Operating expenses	56,900	72,266	76,668	80,379
Income before income taxes and minority interest	15,829	17,599	19,866	21,298
Income taxes	5,084	5,310	5,990	6,420
Minority interest	397	397	397	397
Net income	10,348	11,892	13,479	14,481
Basic earnings per share	0.17	0.18	0.22	0.22
Diluted earnings per share	0.16	0.18	0.20	0.22

        In November 2001, the FASB issued Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred." This guidance requires companies to recognize the reimbursement of client-related expenses as revenue and the costs as operating expense. Client reimbursements for out-of-pocket expenses are reflected in non-interest income in the table above. Prior periods have been reclassified to reflect this presentation. The increases to fee revenue and operating expense as a result of this guidance were $2.1 million and $2.2 million for the first and second quarter of 2002, respectively. The increases were $2.0 million, $2.1 million, $2.1 million and $2.1 million for the first, second, third and fourth quarter of 2001, respectively.

20. GEOGRAPHIC REPORTING AND SERVICE LINES

        The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue For the Years Ended December 31,
				Long-Lived Assets
Geographic Information:
	2002	2001	2000	2002	2001
United States	$423,640	$350,191	$220,208	$154,060	$122,200
Ireland	11,960	8,282	5,711	773	370
Canada	1,915	2,246	2,311	5	17
Cayman Island	79	86	80	—	—

Total	$437,594	$360,805	$228,310	$154,838	$122,587

        BGI accounted for 16.83% and 13.54% of the Company's consolidated net operating revenues for the years ended December 31, 2002 and 2001, respectively. No one customer exceeded 10% of the Company's consolidated net operating revenues for the year ended December 31, 2000, and no client other than BGI accounted for more than 10% of the Company's consolidated net operating revenues in the years ended December 31, 2001 or 2002.

        The following represents the Company's asset servicing fees by service line (Dollars in thousands):

	For the Years Ended December 31,
Asset servicing fees by service lines:
	2002	2001	2000
Custody accounting, transfer agency, and administration	$231,715	$200,353	$133,864
Foreign exchange	24,469	19,269	10,589
Cash management	16,974	15,046	10,989
Securities lending	11,328	9,371	9,942
Investment advisory	7,181	4,357	1,605

Total	$291,667	$248,396	$166,989

21. FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SERVICES CORP. (PARENT ONLY)

        The following represents the separate condensed financial statements of IFSC (Dollars in thousands):

Statements of Income	December 31, 2002	December 31, 2001	December 31, 2000
Equity in undistributed income of bank subsidiary	$70,808	$52,270	$35,376
Equity in undistributed loss of nonbank subsidiaries	(58)	(196)	(106)
Dividend income from nonbank subsidiaries	96	75	76
Management fee paid by nonbank subsidiaries	55	60	110
Interest expense on subordinated debt	(2,488)	(2,518)	(2,518)
Income tax benefit	1,000	1,049	953
Operating expenses	(467)	(540)	(315)

Net Income	$68,946	$50,200	$33,576

Balance Sheets	December 31, 2002	December 31, 2001
Assets:
Cash	$3,016	$2,125
Investments in bank subsidiary	461,655	363,279
Investments in nonbank subsidiaries	497	1,386
Receivable due from bank subsidiary	2,601	2,018
Other assets	5	6

Total Assets	$467,774	$368,814

Liabilities and Stockholders' Equity
Liabilities:
Accrued expenses	$42	$53
Payable due to nonbank subsidiary	2	209
Subordinated debt	24,774	25,774

Total liabilities	24,818	26,036

Stockholders' Equity:
Common stock	648	320
Surplus	233,337	222,440
Deferred compensation	(1,599)	(2,563)
Retained earnings	198,282	132,877
Accumulated other comprehensive income/(loss), net	12,288	(10,296)
Treasury stock	—	—

Total stockholders' equity	442,956	342,778

Total Liabilities and Stockholders' Equity	$467,774	$368,814

(Dollars in thousands):

Statements of Cash Flows	December 31, 2002	December 31, 2001	December 31, 2000
Cash flows from operating activities:
Net income	$68,946	$50,200	$33,576

Adjustments to reconcile net income to net cash used by operating activities:
Amortization of deferred compensation	964	162	440
Change in assets and liabilities:
Receivable due from bank subsidiary	(583)	(1,482)	37
Receivable due from nonbank subsidiary	—	516	(45)
Income tax receivable	—	—	417
Payable due to nonbank subsidiary	(207)	120	(24)
Accrued expenses	(12)	5	26
Other assets	1	(3)	30
Other liabilities	—	—	(3)
Equity in undistributed earnings of bank subsidiary	(70,808)	(52,270)	(35,376)
Equity in undistributed earnings of nonbank subsidiary	58	196	106

Total adjustments	(70,587)	(52,756)	(34,392)

Net cash used by operating activities	(1,641)	(2,556)	(816)

Cash flows from investing activities:
Payments for investments in and advances to subsidiary	—	(116,338)	—

Net cash used by investing activities	—	(116,338)	—

Cash flows from financing activities:
Proceeds from exercise of stock options	2,869	2,123	3,848
Proceeds from issuance of common stock	3,882	119,030	—
Cost of issuance of restricted stock	—	(335)	—
Repurchase of company-obligated, mandatorily redeemable, preferred securities of subsidiary trust	(1,000)	—	—
Dividends paid	(3,219)	(2,511)	(1,781)

Net cash provided by financing activities	2,532	118,307	2,067

Net increase/(decrease) in cash and due from banks	891	(587)	1,251
Cash and due from banks, beginning of year	2,125	2,712	1,461

Cash and due from banks, end of year	$3,016	$2,125	$2,712

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY AND POLICY
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
Certifications
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Dollars in thousands)
INVESTORS FINANCIAL SERVICES CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000