Form 10-Q
period 2003-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 2003-05-14
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

or

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

As of April 30, 2003 there were 65,026,821 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I.  FINANCIAL INFORMATION

Item 1.                Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002

Assets
Cash and due from banks	$48,893	$14,568
Securities held to maturity (approximate fair value of $3,698,998 and $3,460,754 at March 31, 2003 and December 31, 2002, respectively)	3,683,457	3,438,689
Securities available for sale	3,512,795	3,272,465
Non-marketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at March 31, 2003 and December 31, 2002	107,182	143,737
Accrued interest and fees receivable	66,126	67,261
Equipment and leasehold improvements, less accumulated depreciation of $30,959 and $25,402 at March 31, 2003 and December 31, 2002, respectively	77,591	74,869
Goodwill, net	79,969	79,969
Other assets	74,364	73,219

Total Assets	$7,700,377	$7,214,777

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$438,050	$384,461
Savings	2,331,111	2,858,457
Time	90,000	90,000
Total deposits	2,859,161	3,332,918

Securities sold under repurchase agreements	2,988,916	2,301,974
Short-term and other borrowings	1,178,477	741,107
Due to brokers for open trades payable	83,366	286,843
Other liabilities	109,924	85,676
Total liabilities	7,219,844	6,748,518

Commitments and contingencies	—	—

Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	23,310	23,303

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none at March 31, 2003 and December 31, 2002)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 at March 31, 2003 and December 31, 2002; issued and outstanding: 64,992,847 at March 31, 2003 and 64,775,042 at December 31, 2002)	650	648
Surplus	234,766	233,337
Deferred compensation	(1,458)	(1,599)
Retained earnings	202,722	198,282
Cumulative translation adjustments, net of tax	(9)	—
Accumulated other comprehensive income, net	20,552	12,288
Treasury stock, par value $0.01 (10,814 shares at March 31, 2003 and December 31, 2002)	—	—
Total stockholders’ equity	457,223	442,956
Total Liabilities and Stockholders’ Equity	$7,700,377	$7,214,777

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2003 and 2002
(Dollars in thousands, except per share data)

	March 31, 2003	March 31, 2002
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$16	$67
Investment securities held to maturity and available for sale	59,485	57,560
Loans	848	1,005
Total interest income	60,349	58,632
Interest expense:
Deposits	9,117	10,594
Short-term and other borrowings	11,863	12,301
Total interest expense	20,980	22,895
Net interest income	39,369	35,737

Noninterest income:
Asset servicing fees	72,874	69,333
Other operating income	770	584

Net operating revenue	113,013	105,654
Operating Expenses:
Compensation and benefits	49,771	49,930
Technology and telecommunications	9,291	9,962
Occupancy	7,325	5,763
Transaction processing services	6,808	7,489
Depreciation and amortization	6,079	3,136
Professional fees	1,679	1,678
Travel and sales promotion	985	1,234
Other operating expenses	2,509	2,916
Total operating expenses	84,447	82,108

Income Before Income Taxes and Minority Interest	28,566	23,546

Provision for income taxes (Note 10)	22,773	7,094
Minority interest expense, net of income taxes	381	397

Net Income	$5,412	$16,055

Basic Earnings Per Share	$0.08	$0.25

Diluted Earnings Per Share	$0.08	$0.24

Comprehensive Income:
Net income	$5,412	$16,055
Other comprehensive income net of tax of $4,450 and $799 for the three months ended March 31, 2003 and 2002, respectively:
Net unrealized investment gain (loss)	6,721	(2,988)
Net unrealized derivative instrument gain	1,543	4,472
Other comprehensive income	8,264	1,484
Comprehensive income	$13,676	$17,539

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2003 and 2002
(Dollars in thousands, except share data)

	March 31, 2003	March 31, 2002
Common shares
Balance, beginning of period	64,775,042	31,971,404
Exercise of stock options	217,805	158,628
Balance, end of period	64,992,847	32,130,032

Treasury shares
Balance, beginning of period	10,814	10,814
Balance, end of period	10,814	10,814

Common stock
Balance, beginning of period	$648	$320
Exercise of stock options	2	2
Balance, end of period	650	322

Surplus
Balance, beginning of period	233,337	222,440
Exercise of stock options	516	1,112
Tax benefit from exercise of stock options	913	2,037
Balance, end of period	234,766	225,589

Deferred compensation
Balance, beginning of the period	(1,599)	(2,563)
Amortization of deferred compensation	141	411
Balance, end of period	(1,458)	(2,152)

Retained earnings
Balance, beginning of period	198,282	132,877
Net income	5,412	16,055
Cash dividend, $0.015 and $0.0125 per share in the periods ending March 31, 2003 and 2002, respectively	(972)	(802)
Balance, end of period	202,722	148,130

Cumulative translation adjustments, net of tax
Balance, beginning of the period	—	—
Effect of foreign currency translation	(9)	—
Balance, end of period	(9)	—

Accumulated other comprehensive income (loss), net
Balance, beginning of period	12,288	(10,296)
Net unrealized investment gain (loss)	6,721	(2,988)
Net unrealized derivative instrument gain	1,343	3,665
Amortization of transition-related adjustment	200	807
Balance, end of period	20,552	(8,812)

Treasury stock
Balance, beginning of period	—	—
Balance, end of period	—	—

Total Stockholders’ Equity	$457,223	$363,077

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)

	March 31, 2003	March 31, 2002

Cash Flows From Operating Activities:
Net income	$5,412	$16,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,079	3,136
Amortization of deferred compensation	141	411
Amortization of premiums on securities, net of accretion of discounts	7,097	699
Changes in assets and liabilities:
Accrued interest and fees receivable	1,135	(4,114)
Other assets	(1,145)	22,052
Other liabilities	21,089	(10,660)
Net cash provided by operating activities	39,808	27,579

Cash Flows From Investing Activities:
Proceeds from maturities of securities available for sale	311,514	125,033
Proceeds from maturities of securities held to maturity	533,650	469,286
Purchases of securities available for sale	(542,353)	(498,771)
Purchases of securities held to maturity	(782,669)	(640,334)
Net decrease in due to brokers for open trades payable	(203,477)	—
Net decrease in loans	36,555	96,936
Purchases of fixed assets, capitalized software and leasehold improvements	(8,795)	(9,890)
Net cash used for investing activities	(655,575)	(457,740)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits	53,589	(256,039)
Net (decrease) increase in time and savings deposits	(527,346)	142,197
Net increase in securities sold under repurchase agreements	686,942	445,592
Net increase in short-term and other borrowings	437,370	95,444
Proceeds from exercise of stock options	518	1,114
Cash dividends to shareholders	(972)	(802)
Net cash provided by financing activities	650,101	427,506

Effect of foreign currency translation	(9)	—

Net Increase (Decrease) In Cash And Due From Banks	34,325	(2,655)

Cash and Due From Banks, Beginning of Period	14,568	15,605

Cash and Due From Banks, End of Period	$48,893	$12,950

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,509	$22,470
Cash paid for income taxes	$1,212	$5,941

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information is as of and for the three months
ended March 31, 2003 and 2002)

1.                                   Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset servicing for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (the ‘Bank’).  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies.  The Company is subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Federal Deposit Insurance Corporation and the National Association of Securities Dealers.

On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of May 24, 2002.  All share numbers in the notes to the unaudited condensed consolidated financial statements have been restated to reflect the two-for-one stock split paid June 14, 2002, where applicable.

2                                      Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company and subsidiaries as of March 31, 2003 and December 31, 2002, and for the three-month periods ended March 31, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America are included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

Employee Stock-Based Compensation  - The Company measures compensation cost for stock-based compensation plans using the intrinsic value method. The intrinsic value method measures compensation cost as the difference of the option exercise price and the fair market value of the common stock on the measurement date, which is generally the date of grant.  Generally, options granted have an exercise price equivalent to the fair market value at the measurement date.  Accordingly, no compensation cost has been recorded.  If stock-based compensation were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and compensation costs would have decreased net income as indicated below (Dollars in thousands):

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002

Net income as reported	$5,412	$16,055
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,684)	(3,000)
Pro forma net income	$3,728	$13,055

Earnings per share:
Basic-as reported	$0.08	$0.25
Basic-pro forma	0.06	0.20

Diluted-as reported	$0.08	$0.24
Diluted-pro forma	0.06	0.20

The fair value of each option grant under the employee stock option plan was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the three months ended March 31, 2003 and 2002, respectively: an assumed risk-free interest rate of 2.30% and 2.40%, an expected life of four years, an expected volatility of 56.18% and 56.20%, and a dividend yield of 0.25% and 0.22%.

New Accounting Principles – The Company has adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on disclosures to be made by a guarantor about its obligations and requires recognition of a liability for the fair value of the obligation undertaken in issuing guarantees. On behalf of its clients, the Company lends securities to creditworthy broker-dealers.  In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities.  The Company requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of U.S. dollar denominated securities borrowed and 105% of the fair market value of non-U.S. dollar denominated securities borrowed.  The borrowed securities are revalued daily to determine if additional collateral is necessary.  As guarantor, the Company is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company measures the fair value of its indemnification obligation by marking its securities to market on a daily basis and compares the value of the portfolio to the collateral holdings position.  The fair value to be recorded would be the deficiency of collateral to the value of the securities lending portfolio.  At March 31, 2003, the collateral received by the Company was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities.  Therefore, the fair value of the indemnification obligation was zero.  The Company has recorded no liability for the indemnification obligation.

The Company has adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Among its provisions, this Statement rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that

Statement, Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt.   The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

The Company has adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company is currently assessing the impact of this statement on its financial statements.

3.                                      Securities

Amortized cost amounts and fair values of securities are summarized as follows as of March 31, 2003 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,170,504	$15,898	$(4,074)	$2,182,328
Federal agency securities	1,394,912	2,345	(5,138)	1,392,119
State and political subdivisions	118,041	6,514	(4)	124,551

Total	$3,683,457	$24,757	$(9,216)	$3,698,998

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,929,688	$47,998	$(251)	$2,977,435
State and political subdivisions	312,483	18,313	(58)	330,738
Corporate debt	179,378	15	(5,373)	174,020
Federal agency securities	29,601	1,001	—	30,602

Total	$3,451,150	$67,327	$(5,682)	$3,512,795

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2002 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,034,430	$19,702	$(664)	$2,053,468
Federal agency securities	1,287,238	2,520	(4,999)	1,284,759
State and political subdivisions	117,021	5,566	(60)	122,527

Total	$3,438,689	$27,788	$(5,723)	$3,460,754

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,723,703	$36,294	$(204)	$2,759,793
State and political subdivisions	290,241	17,090	(39)	307,292
Corporate debt	179,612	21	(5,134)	174,499
Federal agency securities	29,602	1,279	—	30,881

Total	$3,223,158	$54,684	$(5,377)	$3,272,465

4.                                      Loans

Loans consist of demand loans to custody clients of the Company, including individuals and not-for-profit institutions and loans to mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at March 31, 2003 and December 31, 2002.  In addition, there were no loan charge-offs or recoveries during the three months ended March 31, 2003 and the year ended December 31, 2002. Loans are summarized as follows (Dollars in thousands):

	March 31, 2003	December 31, 2002
Loans to individuals	$53,877	$76,263
Loans to mutual funds	28,503	49,372
Loans to others	24,902	18,202
	107,282	143,837
Less allowance for loan losses	(100)	(100)
Total	$107,182	$143,737

5.                                      Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	March 31, 2003	December 31, 2002

Repurchase agreements – short-term	$2,838,916	$2,101,849
Repurchase agreements – long-term	150,000	200,125
Total	$2,988,916	$2,301,974

6.                                      Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	March 31, 2003	December 31, 2002

Federal funds purchased – overnight	$498,098	$130,648
Federal Home Loan Bank of Boston long-term advances	250,000	250,000
Federal Home Loan Bank of Boston overnight advances	200,000	360,000
Federal Home Loan Bank of Boston short-term advances	200,000	—
Federal funds purchased – short-term	30,000	—
Treasury, Tax and Loan account	379	459
Total	$1,178,477	$741,107

The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (‘FHLBB’), which has been utilized on an overnight, short-term and long-term basis to satisfy funding requirements.

7.                                      Stockholders’ Equity

The Company has three stock option plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), and the 1997 Employee Stock Purchase Plan.

During the three months ended March 31, 2003, the following activity occurred under the Director Plan and Stock Plan:

	March 31, 2003
	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2002	6,621,157	$22
Granted	33,575	25
Exercised	(271,810)	7
Canceled	(43,550)	31
Outstanding at March 31, 2003	6,339,372	$23

Outstanding and exercisable March 31, 2003	4,071,848

There was no activity under the Employee Stock Purchase Plan for the three months ended March 31, 2003.

Earnings Per Share—Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2003	2002

Income available to common stockholders	$5,412	$16,055

Basic average shares	64,885,852	64,148,986
Dilutive effect of stock options	1,433,396	2,317,350
Diluted average shares	66,319,248	66,466,336

Earnings per share:
Basic	$0.08	$0.25

Diluted	$0.08	$0.24

At March 31, 2003, there were 3,620,549 option shares which were not considered dilutive for purposes of earnings per share calculations.

8.                                      Off-Balance Sheet Financial Instruments

Lines of Credit — At March 31, 2003, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $857 million, against which $67 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

Securities Lending — On behalf of its clients, the Company lends securities to creditworthy broker-dealers.  In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities.  The Company requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of U.S. dollar denominated securities borrowed and 105% of the fair market value of non-U.S. dollar denominated securities borrowed.  The borrowed securities are revalued daily to determine if additional collateral is necessary.  As guarantor, the Company is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company measures the fair value of its indemnification obligation by marking its securities lending portfolio to market on a daily basis and compares the value of the portfolio to the collateral holdings position.  The fair value to be recorded would be the deficiency of collateral to the value of the securities lending portfolio.  At March 31, 2003, the collateral received by the Company was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, therefore, the fair value of the indemnification obligation was zero.  The Company has recorded no liability for the indemnification obligation.  All securities loans are categorized as overnight loans. The maximum potential amount of future payments that the Company could be required to make would be equal to the market value of the securities borrowed.  Since the securities loans are over-collateralized by 2% (for U.S. dollar denominated securities) to 5% (for non-U.S. dollar denominated securities) of the fair market value of the loan made, the collateral held by the Company would be used to satisfy the obligation.  In addition, each borrowing agreement includes “set-off” language that allows the Company to use any excess collateral on other loans of that obligation to cover any defaults.  However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is “bought-in.”  In such instances, the Company would “buy-in” the security using all available collateral and a loss would result from the difference between the value of the security “bought-in” and the value of the collateral held.  The Company has never experienced a broker default.  The Company held, as collateral, cash and U.S. government securities totaling approximately $2.9 billion and $4.8 billion for indemnified securities on loan at March 31, 2003 and December 31, 2002, respectively.

9.                                      Derivative Financial Instruments

Foreign Exchange Contracts – Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.  Unrealized gains in other assets were $4.5 million and $4.4 million as of March 31, 2003 and December 31, 2002, respectively.  Unrealized losses in other liabilities were $4.2 million and $4.5 million as of March 31, 2003 and December 31, 2002, respectively.  These gains and losses were reduced by offsetting balances with the same counterparty where a master netting agreement exists.  These contracts have not been designated as hedging instruments, therefore all changes in fair value are included in asset servicing fees.  The notional value of the Company’s foreign exchange contracts as of March 31, 2003 and December 31, 2002 were $1.1 billion and $0.7 billion, respectively.

Interest-Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company experienced no terminations by counterparties of interest rate swaps designated as hedges. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. The contractual or notional amounts of interest rate swap agreements held by the Company were approximately $1.0 billion at both March 31, 2003 and December 31, 2002.  These contracts had no cost and the fair values were approximately $(30.3) million and $(33.1) million at March 31, 2003 and December 31, 2002, respectively.  These fair values are included in the other liabilities category on the Company’s consolidated balance sheet.  These instruments have been designated as cash flow hedges.  Changes in fair value of effective portions are included as a component of other comprehensive income.  Changes in fair value of ineffective portions are included in net interest income.

Other - The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, we are fixing the price to be paid at a future date for certain investment securities. At March 31, 2003 and December 31, 2002, the Company had $423.3 million and $432.6 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities.  As of December 31, 2002, the associated unrealized gain of $1.9 million was included within the other assets category on the Company’s consolidated balance sheet.  As of March 31, 2003, there was no associated unrealized gain or loss.  Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

10.                               Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank (‘FRB’) for the two-week period including March 31, 2003 was approximately $20.3 million.  In addition, other cash balances in the amount of approximately $12.2 million were pledged to secure clearings with a depository institution, Depository Trust Company, as of March 31, 2003.

Contingencies—The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies.  The core services include global custody, multicurrency accounting and mutual fund administration.  The value-added services include securities lending, foreign exchange and cash management.  Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there are no contingent liabilities at March 31, 2003 that are material to the consolidated financial position or results of operations of the Company.

On March 5, 2003, the Governor of Massachusetts signed into law new retroactive legislation that amended Massachusetts law to expressly disallow, for periods commencing in 1999 onwards, the deduction for dividends received from a real estate investment trust.  The Company believes that this imposition of a retroactive tax is unconstitutional and intends to challenge the legality of this new legislation and continue to appeal and contest the assessment.  However, accounting principles generally accepted in the United States of America require the Company to account for the taxes and interest imposed by the new law at the time of its enactment.  Accordingly, the Company accrued a tax liability on its balance sheet and a tax expense on its income statement for the three months ended March 31, 2003 totaling $13.9 million, net of federal tax benefit, related to the potential tax liabilities of the Bank under the new statute for its tax years 1999 through 2002.

11.                               Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2003, the most recent notification from the FDIC categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.  The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003:
Total Capital (to Risk Weighted Assets—the Company)	$380,120	18.31%	$166,120	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$376,478	18.13%	$166,110	8.00%	$207,637	10.00%
Tier 1 Capital (to Risk Weighted Assets—the Company)	$380,020	18.30%	$83,060	4.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets—the Bank)	$376,378	18.13%	$83,055	4.00%	$124,582	6.00%
Tier 1 Capital (to Average Assets—the Company)	$380,020	5.40%	$281,754	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets—the Bank)	$376,378	5.34%	$281,785	4.00%	$352,231	5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets—the Company)	$374,102	15.51%	$192,915	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$369,498	15.32%	$192,915	8.00%	$241,143	10.00%
Tier 1 Capital (to Risk Weighted Assets—the Company)	$374,002	15.51%	$96,457	4.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets—the Bank)	$369,398	15.32%	$96,457	4.00%	$144,686	6.00%
Tier 1 Capital (to Average Assets—the Company)	$374,002	5.50%	$272,132	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets—the Bank)	$369,398	5.43%	$272,104	4.00%	$340,130	5.00%

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

The operations of the Company’s securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  Management believes, as of March 31, 2003, that Investors Securities Services, Inc. met all regulatory requirements to which it is subject.

12.                               Geographic Reporting

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue		Long-Lived Assets
	For the Three Months Ended March 31,		March 31,	December 31,
Geographic Information:	2003	2002	2003	2002

United States	$108,810	$102,641	$152,507	$154,060
Ireland	3,759	2,458	5,048	773
Canada	427	534	5	5
Cayman Islands	17	21	—	—

Total	$113,013	$105,654	$157,560	$154,838

Barclays Global Investors, N.A. accounted for 14.97% and 15.85% of the Company’s consolidated net operating revenues for the three months ended March 31, 2003 and 2002, respectively.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

Investors Financial Services Corp.

Boston, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Investors Financial Services Corp. and subsidiaries as of December 31, 2002, and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended, and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

May 1, 2003

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion together with our Unaudited Condensed Consolidated Financial Statements and related Notes to Unaudited Condensed Consolidated Financial Statements, which are included elsewhere in this Report.  The following discussion contains forward-looking statements that reflect plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.

We provide a broad range of services to a variety of financial asset managers.  These include our core services of global custody, multicurrency accounting and mutual fund administration, as well as our value-added services, which are securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services.  At March 31, 2003, we provided services for approximately $784 billion in net assets, including approximately $82 billion of foreign net assets.

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

On March 5, 2003, the Governor of Massachusetts signed into law new retroactive legislation that amended Massachusetts law to expressly disallow, for periods commencing in 1999 onwards, the deduction for dividends received from a real estate investment trust (‘REIT’).  We believe that this imposition of a retroactive tax is unconstitutional and intend to challenge the legality of this new legislation and continue to appeal and contest the assessment.  However, accounting principles generally accepted in the United States of America require us to account for the taxes and interest imposed by the new law at the time of its enactment.  Accordingly, we accrued a tax liability on our balance sheet and a tax expense on our income statement for the three months ended March 31, 2003 totaling $13.9 million, net of federal tax benefit, related to the potential tax liabilities of the Bank under the new statute for its tax years 1999 through 2002.  During 2003, the Bank ceased deducting the dividends it receives from the REIT resulting in a further reduction of consolidated net income in 2003 of approximately $0.8 million or $0.012 per share.

Revenue and Expense Overview

We derive our revenue from financial asset servicing.  Although interest income and noninterest income are reported separately for financial statement presentation purposes, our service offerings are priced on a bundled basis.  In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses.  Accordingly, we believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 7% to $113.0 million from $105.7 million for the three months ended March 31, 2003 compared to the same period last year.  Net income decreased 66% to $5.4 million from $16.1 million for the three months ended March 31, 2003 compared to the same period last year.  Net income, excluding the $13.9 million additional tax expense due to state tax law changes, would have increased 20% to $19.3 million for the three months ended March 31, 2003 compared to the same period last year.

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

Net interest income represents the difference between income from interest-earning assets and expense on interest-bearing liabilities.  Our clients, in the course of their financial asset management, maintain interest-bearing cash balances, which they deposit on a short-term basis with us. We either directly invest these cash balances to earn interest income, or place these deposits in third-party vehicles and remit a portion of the earnings on these investments to our clients.  Our share of earnings from these investments is viewed as part of the total package of compensation paid to us from our clients for performing asset servicing.

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

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies.  We consider the following to be our critical accounting policies: derivatives, valuation of goodwill, capitalized costs of software developed for internal use, other than temporary impairment of securities, accounting for stock options, and revenue recognition.  There have been no significant changes in the methods or assumptions used in the accounting policies that required material estimates and assumptions during the three months ended March 31, 2003.  Senior management has discussed these critical accounting policies with the audit committee and the auditors.

Derivatives

We do not purchase derivative instruments for trading purposes.  We use derivative instruments to manage exposures to interest rate risks.  We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate.  These transactions are designed to hedge a portion of our liabilities.  By entering into a pay-fixed/receive-

floating interest rate swap, a portion of our floating rate liabilities are effectively converted to a fixed rate liability for the term of the interest rate swap agreement.  We also enter into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, we are fixing the price to be paid at a future date for certain investment securities.

All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income.  Ineffective portions of changes in the fair value of the derivatives are recognized in earnings.  For derivatives that do not qualify as hedges changes in fair value are recognized in earnings.

We measure the changes in fair value of our hedge-designated derivatives against the changes in expected cash flows of the underlying hedged transactions for each reporting period.  This process involves the estimation of the expected future cash flows of hedged transactions.  Interest rate swaps are valued using a nationally recognized swap valuation model.  The LIBOR (London Interbank Offered Rate) curve in this model serves as the basis for computing the market value of the swap portfolio.  If interest rates increase, the swaps would gain in value.  Conversely, if interest rates decrease there would be a corresponding decline in the market value of the swaps portfolio.  Changes in conditions or the occurrence of unforeseen events could affect the timing of the recognition of changes in fair value of certain hedging derivatives.  The measurement of fair value is based upon market values; however, in the absence of quoted market values, measurement involves valuation estimates.  These estimates are based on methodologies deemed appropriate in the circumstances.  However, the use of alternative assumptions could have a significant effect on estimated fair values.

Hedge ineffectiveness had an insignificant impact on earnings for the quarter.   At March 31, 2003, the contractual or notional amounts of our interest rate swap agreements were approximately $1.0 billion.  These derivatives have a fair value of approximately $(30.3) million and are included in the other liabilities category of our consolidated balance sheet.  These swaps have been designated as cash flow hedges and changes in fair value are recognized in other comprehensive income. At March 31, 2003, we had $423.3 million of fixed price purchase contracts outstanding to purchase investments.  There was no associated unrealized gain or loss for these purchase contracts.   These contracts have been designated as cash flow hedges and changes in fair value are recognized in other comprehensive income.

We also enter into foreign exchange contracts with clients and seek to enter into matched positions with another bank.  These contracts are subject to market valuations in foreign currencies.  Gains and losses from such fluctuations are netted and recorded as an adjustment to asset servicing fees.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on our consolidated balance sheet.  The foreign exchange contracts have been reduced by balances with the same counterparty where a master netting agreement exists.  These contracts have not been designated as hedging instruments.  Therefore, all changes in fair value are included in asset servicing fees.

Valuation of goodwill

For acquisitions accounted for under the purchase method, we are required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates may result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques. In evaluating the recorded goodwill for impairment, management must estimate the fair value of the reporting units that have goodwill. We view the Company as one segment and one reporting unit; therefore, the valuation of the fair value of our entity is evaluated at the consolidated level.  The estimated valuation requires estimates of future performance and is susceptible to changes in the capital market environment.

Capitalized costs of software developed for internal use

Costs of internally developed software, such as those related to software licenses, programming, testing, configuration and integration, are capitalized and included in equipment and leasehold improvements.  Assets are placed in service and depreciation and/or amortization commences when successful testing has been achieved.  Capitalized software costs are amortized over the estimated useful life of a given project, which can range from three to five years.  These assets are reviewed on an ongoing basis for compliance with accounting standards.  In addition, management periodically reviews capitalized costs for impairment.  Significant judgment is exercised in these impairment reviews including the periodic evaluation of the cost/benefit analyses of software projects under development and in the determination of the remaining useful life of the completed projects.

Other than temporary impairment

On a quarterly basis, we evaluate our investment portfolio to determine whether there are any other than temporary impairment valuation issues.  This analysis is performed by comparing quoted market prices to amortized cost and evaluating each identified security whose market value is less than amortized cost for a sustained period of time. Our accounting policy requires recognition of an other than temporary impairment charge on a security if it is determined that we are unable to recover all amounts due under the contractual obligations of the security.  Management uses its best estimate regarding the estimated future payments on the contractual obligation by reviewing changes in security ratings and evaluating the financial performance of the underlying issuer.

Accounting for stock options

We measure compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost as the difference between the exercise price of options granted and the fair market value of our stock at the measurement date, which is generally the date of grant. Generally, options granted have an exercise price equivalent to the fair market value at the measurement date.  Accordingly, no compensation cost has been recorded.  Alternatively, we could choose to record compensation expense using the fair value method.  The fair value method utilizes significant assumptions such as volatility, expected life of the option, risk-free interest rates as well as a dividend yield in a Black-Scholes valuation model to calculate the amount of compensation expense.  Under the fair value method, the compensation expense calculated is recognized over the vesting period of the options.  The expected life of an option and the volatility of the underlying stock determine a majority of the value of an option and its ultimate compensation cost.  As such, the longer the option life or the higher the volatility of the underlying stock, the higher the value of the option and the higher the related compensation cost to us.   If we had recognized compensation expense under the fair value method, compensation expense relating to stock options would have been $1.7 million for the three months ended March 31, 2003.

Revenue recognition

We recognize revenue from asset servicing and investment advisory services based on contractual terms signed by our clients.  Generally, revenue is accrued by multiplying average or month-end net assets by contracted rates.  Revenue is considered earned daily as transactions are processed or services are provided and is accrued monthly.   We recognize revenue from our value-added services, such as foreign exchange, securities lending and cash management services based on the specific type of transaction volume.  Value-added service revenue is earned daily as transactions are processed or services are provided and is accrued monthly.  Revenue on interest earning assets is recognized based on the effective yield of the financial instrument.

Revenue recognition for asset servicing and value-added services involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes.  While these estimates and assumptions could be considered complex, we have strong internal controls and processes in place to ensure the accuracy of revenue accruals.  Historically, revenue recognized using these processes has fairly matched revenue billed and collected.  Our revenue recognition process is promptly validated by timely invoicing and cash collection from clients and counterparties.

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

We base some of our fees on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed.  Current market conditions, including the recent volatility in equity markets, adversely affect our asset-based fees.  While reductions in these fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will have an adverse impact on our earnings.  Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  Also, our net interest income is earned by investing depositors’ funds and making loans.  Rapid changes in interest rates or changes in the relationship between different index rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and could adversely affect our operating results.

A material portion of our revenues is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’).

As a result of our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 15% and 16% of our net operating revenue during the three months ended March 31, 2003 and 2002, respectively.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons.  The loss of BGI’s business would cause our net operating revenue to decline and would have a material adverse effect on our quarterly and annual results.

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

We may incur significant costs defending legal claims.

We have been named in a class action lawsuit in California state court alleging violations of California laws, including wage and hour laws. While we believe this claim is without merit, we cannot be sure that we will prevail in the defense of this claim.  Class action litigation is costly and could divert the attention of management.  If we were found to have violated California wage and hour laws, we could be liable for back wages and other penalties.  As a result, a determination of violation of California law could have a material adverse effect upon our business, financial condition and results of operations.  We may become subject to other legal claims in the future.

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

Qualified personnel, in particular managers and other senior personnel, are in great demand throughout the financial services industry, even in today’s slower economy.  We could find it increasingly difficult to continue to attract and retain sufficient numbers of these highly skilled employees, which could affect our ability to attract and retain clients.

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

Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us.  Our primary regulators are the Federal Reserve Board (‘FRB’), the Federal Deposit Insurance Corporation  (‘FDIC’), the Massachusetts Commissioner of Banks and the National Association of Securities Dealers (‘NASD’).  Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

•                                          The FRB and the FDIC are empowered to assess monetary penalties against, and to order termination of activities by, companies or individuals who violate the law; and

•                                          The NASD maintains certain regulatory requirements that our securities broker affiliate, Investors Securities Services, Inc. must meet.  Failure to meet those requirements could lead to severe regulatory action.

Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for us to be acquired.  Also, we have not elected financial holding company status under the federal Gramm-Leach-Bliley Act of 1999.  This may place us at a competitive disadvantage with respect to other organizations.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

Net Operating Revenue

The components of net operating revenue are as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2003	2002	Change

Net interest income	$39,369	$35,737	10%
Noninterest income	73,644	69,917	5%

Total net operating revenue	$113,013	$105,654	7%

Net Interest Income

Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the change in net interest income resulting from change in the volume of interest-earning assets or interest-bearing liabilities and change in interest rates for the three months ended March 31, 2003 compared to the same period in 2002. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Three Months Ended March 31, 2003
	Change Due to Volume	Change Due to Rate	Net

Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$(38)	$(13)	$(51)
Investment securities	16,382	(14,457)	1,925
Loans	40	(197)	(157)

Total interest-earning assets	$16,384	$(14,667)	$1,717

Interest-bearing liabilities:
Deposits	$2,259	$(3,736)	$(1,477)
Borrowings	3,561	(3,999)	(438)

Total interest-bearing liabilities	$5,820	$(7,735)	$(1,915)

Change in net interest income	$10,564	$(6,932)	$3,632

Net interest income was $39.4 million for the three months ended March 31, 2003, up 10% from the same period in 2002.  The improvement in net interest income primarily reflects the positive effect of balance sheet growth.

Average interest-earning assets, primarily investment securities, increased $1.6 billion or 32% for the three months ended March 31, 2003 compared to the same period last year.  Funding for the asset growth was provided by a combination of client balances of $1.1 billion and external borrowings of $0.5 billion.  The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $10.6 million for the three months ended March 31, 2003.

As indicated in the net interest margin table below, the average yield on interest-earning assets was 3.59% for the three months ended March 31, 2003, down 100 basis points from the same period in 2002.  The average rate paid on interest-bearing liabilities was 1.37% for the three months ended March 31, 2003, down 63 basis points from the same period in 2002.  The decrease reflects the lower interest rate environment for the three months ended March 31, 2003 compared to the same period in 2002.  The effect on net interest income due to changes in rates for the three months ended March 31, 2003 was a decrease of $6.9 million.

The net interest margin decreased 46 basis points to 2.34% for the three months ended March 31, 2003, compared to the same period last year.  During the past two years, our net interest margin has been unusually favorable.  While interest rates remain low, the yield curve is flattening, meaning the difference between short-term interest rates and long-term interest rates is decreasing.  In addition, with mortgage rates at historic lows, refinancing activities increase, resulting in prepayments of higher yielding mortgage-backed securities that we hold, the proceeds of which are reinvested at current market rates.  These factors, among others, may decrease our net interest margin to more traditional levels and reduce the unusually high growth rates in net interest income that we have experienced during the last two years.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Federal funds sold and securities purchased under resale agreements	$4,911	$16	1.30%	$15,733	$67	1.70%
Investment securities (1)	6,611,391	59,485	3.60%	4,978,413	57,560	4.62%
Loans (2)	115,489	848	2.94%	110,961	1,005	3.62%
Total interest-earning assets	6,731,791	60,349	3.59%	5,105,107	58,632	4.59%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	445,310			321,702

Total assets	$7,177,001			$5,426,709
Interest bearing liabilities:
Deposits:
Demand	$—	$—	—	$1,934	$2	0.41%
Savings	2,193,981	9,117	1.66%	1,756,182	10,568	2.41%
Time	—	—	—	5,648	24	1.70%
Securities sold under repurchase agreements	3,092,673	7,337	0.95%	2,090,818	6,795	1.30%
Other borrowings	855,274	4,526	2.12%	730,700	5,506	3.01%
Total interest-bearing liabilities	6,141,928	20,980	1.37%	4,585,282	22,895	2.00%
Noninterest-bearing liabilities:
Demand deposits	212,569			230,090
Savings	166,897			80,610
Noninterest-bearing time deposits	90,000			90,000
Other liabilities	94,514			59,498
Total liabilities	6,705,908			5,045,480
Trust preferred stock	23,305			24,277
Equity	447,788			356,952
Total liabilities and equity	$7,177,001			$5,426,709
Net interest income		$39,369			$35,737
Net interest margin (3)			2.34%			2.80%
Average interest rate spread (4)			2.22%			2.59%
Ratio of interest-earning assets to interest-bearing liabilities			109.60%			111.34%

(1)                        Average yield/cost on available for sale securities is based on amortized cost.

(2)                        Average yield on loans includes accrual loan balances.

(3)                        Net interest income divided by total interest-earning assets.

(4)                        Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Noninterest Income

Noninterest income was $73.6 million for the three months ended March 31, 2003, up 5% from the same period in 2002.  Noninterest income consists of the following items (Dollars in thousands):

	For the Three Months Ended March 31,
	2003	2002	Change
Asset servicing fees:
Custody, accounting and administration	$56,761	$55,927	1%
Foreign exchange	6,733	4,856	39%
Cash management	5,035	4,194	20%
Securities lending	2,188	2,638	(17)%
Investment advisory	1,943	1,718	13%
Other service fees	214	—	100%
Total asset servicing fees	72,874	69,333	5%

Other operating income.	770	584	32%

Total noninterest income	$73,644	$69,917	5%

Asset servicing fees for the three months ended March 31, 2003 increased 5% to $72.9 million from the same period in 2002.  The largest components of asset servicing fees are custody, accounting and administration, which are based in part on assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide global custody or multicurrency accounting.  Total net assets processed at March 31, 2003 were essentially flat at $784 billion compared to $785 billion at December 31, 2002.  The change in net assets processed includes the following components (Dollars in billions):

For the Three Months Ended March 31, 2003

Further penetration of existing clients	$4
Fund flows and market loss	(5)

Net change in assets processed	$(1)

Our ability to win business and the ability of our clients to sell additional product, thus generating fund flows, has allowed us to continue to minimize the impact of the three-year market downturn.  Our tiered pricing structure for asset-based fees has also helped us to stem the broader market turndown.  Because we have decremental pricing schedules for asset-based fees, whereby the higher percentage fee is charged on lower asset values, as asset values deteriorate, revenue is only impacted by the asset decline at the then marginal rate.

Transaction-driven income includes our ancillary services, such as foreign exchange, securities lending and cash management. Foreign exchange fees were $6.7 million for the three months ended March 31, 2003, up 39% from the same period in 2002, due to higher transaction volumes.  Cash management fees were $5.0 million for the three months ended March 31, 2003, up 20% from the same period in 2002. The increase is primarily due to cross-selling to existing clients.  Securities lending fees were $2.2 million for the three months ended March 31, 2003, down 17% from the same period in 2002.  The decrease is due to compressed spreads and depressed market conditions.  Investment advisory service fees were $1.9 million, up 13% compared to the same period in 2002, which is due to growth in the asset size of the Merrimac Master Portfolio, an investment company for which we act as advisor.

Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (‘FHLBB’) stock investment and miscellaneous fees for systems consulting services.  The increase in other operating income for the three months ended March 31, 2003 was the result of a client system customization project.

Operating Expenses

Total operating expenses were $84.4 million for the three months ended March 31, 2003, up 3% from the same period in 2002.  The components of operating expenses were as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2003	2002	Change

Compensation and benefits	$49,771	$49,930	—
Technology and telecommunications	9,291	9,962	(7)%
Occupancy	7,325	5,763	27%
Transaction processing services	6,808	7,489	(9)%
Depreciation and amortization	6,079	3,136	94%
Professional fees	1,679	1,678	—
Travel and sales promotion	985	1,234	(20)%
Other operating expenses	2,509	2,916	(14)%

Total operating expenses	$84,447	$82,108	3%

Compensation and benefits expense was $49.8 million for the three months ended March 31, 2003, flat compared to the same period in 2002 due to controlled headcount and lower incentive accruals.  Occupancy expense was $7.3 million for the three months ended March 31, 2003, up 27% from the same period in 2002.  This increase was primarily due to increased space in our Boston and Dublin offices to support the growth of our business.  Depreciation and amortization expense was $6.1 million for the three months ended March 31, 2003, up 94% from the same period in 2002.  This increase resulted from completion of capitalized software projects in late 2002 and 2003 and their placement into service.  Other operating expenses, including travel and sales promotion decreased significantly due to strict management of discretionary expenses.

Income Taxes

Taxes for the three months ended March 31, 2003 were $22.8 million, up from $7.1 million for the same period in 2002.   The increase is due to the accrual of $13.9 million, net of federal benefit, and relates to the retroactive tax law change in dividends received deduction on the distributions paid from the REIT to the Bank.

Our effective tax rate for the three months ended March 31, 2003 was 31.1%, exclusive of the accrual for the contested assessment.  During 2003, the Company ceased taking the deduction for dividends paid by the REIT and the effect of this action will increase the effective tax rate to 31.5%.

Financial Condition

Total assets increased $486 million, or 7%, to $7.7 billion at March 31, 2003 from $7.2 billion at December 31, 2002.  Asset growth is primarily attributable to the increases in the held to maturity and available for sale investment portfolios, specifically mortgage-backed and federal agency securities. Average interest-earning assets for the three months ended March 31, 2003 increased $1.6 billion, or 32%, compared to the same period last year.

Investment Portfolio

Our held to maturity portfolio increased $245 million, or 7%, to $3.7 billion at March 31, 2003 from $3.4 billion at December 31, 2002.  Our available for sale portfolio increased $240 million, or 7%, to $3.5 billion at March 31, 2003 from $3.3 billion at December 31, 2002.  The increase in the portfolio is attributable to investing excess cash and borrowed funds to effectively utilize the Bank’s capital.  The average balance of our combined investment portfolio for the three months ended March 31, 2003 was $6.6 billion, with an average yield of approximately 3.60%, compared to an average balance of $5.0 billion and an average approximate yield of 4.62% for the same period last year.

The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	March 31, 2003	December 31, 2002
Securities held to maturity:
Mortgage-backed securities	$2,170,504	$2,034,430
Federal agency securities	1,394,912	1,287,238
State and political subdivisions	118,041	117,021

Total securities held to maturity	$3,683,457	$3,438,689

Securities available for sale:
Mortgage-backed securities	$2,977,435	$2,759,793
State and political subdivisions	330,738	307,292
Corporate debt	174,020	174,499
Federal agency securities	30,602	30,881

Total securities available for sale	$3,512,795	$3,272,465

Our investment portfolio is comprised of securities of state and political subdivisions (‘municipal securities’), mortgage-backed securities issued by the Federal National Mortgage Association (‘FNMA’ or ‘Fannie Mae’), the Federal Home Loan Mortgage Corporation (‘FHLMC’ or ‘Freddie Mac’) and the Government National Mortgage Association (‘GNMA’ or ‘Ginnie Mae’), Federal agency bonds, securities issued by the Small Business Administration (‘SBA’), corporate debt securities and securities issued by the Federal Home Loan Bank of Boston.

Our investment portfolio is used to invest depositors’ funds and is a component of our asset processing business.  In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services.  During the three months ended March 31, 2003, we primarily invested in mortgage-backed securities.  Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk.  Credit risk related to mortgage-backed securities is substantially reduced by payment guarantees and credit enhancements.

We also increased our investments in Federal agency securities, such as those issued by the SBA, during the three months ended March 31, 2003.  Generally, Federal agency securities have a higher yield than U.S. Treasury securities due to credit and call risk. Credit risk related to Federal agency bonds is substantially reduced by payment guarantees and credit enhancements.

We invest in municipal securities to generate stable, tax advantaged income.  Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but the after-tax yields at current tax rates are more favorable.  Municipal securities are subject to credit risk.  However, all municipal securities that we invest in are insured and are therefore rated AAA.

Loan Portfolio

Our loan portfolio decreased $37 million, or 25%, to $107 million at March 31, 2003 from $144 million at December 31, 2002. The overall decrease in the loan portfolio is primarily attributable to the decrease in the volume of client overdrafts from December 31, 2002 to March 31, 2003. The balance of client overdraft loans at March 31, 2003 was $36 million compared to $73 million at December 31, 2002.  These extensions of credit are secured by freely tradable securities held in custody by us for the borrower.

We make loans to individually managed account customers and to mutual funds and other pooled product clients.  We offer overdraft protection and lines of credit to our clients for the purpose of funding redemptions, covering overnight cash shortfalls, leveraging portfolios and meeting other client borrowing needs.  Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the prime rate or the Federal Funds rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by us for the borrower.  Loans to mutual funds and other pooled product clients include unsecured lines of credit that may, in the event of default, be collateralized at our option by securities held in custody by us for those mutual funds.  Loans to individually managed account customers, mutual funds and other pooled product clients also include advances that we make to certain clients pursuant to the terms of our custody agreements with those clients to facilitate securities transactions and redemptions.

At March 31, 2003, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our credit loss experience has been excellent.  There have been no loan charge-offs in our history.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of March 31, 2003, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at March 31, 2003.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Repurchase Agreements and Short-Term and Other Borrowings

Asset growth was primarily funded by increased securities sold under repurchase agreements and other borrowings.  Repurchase agreements increased $687 million, or 30%, to $3.0 billion at March 31, 2003 from $2.3 billion at December 31, 2002.  We use repurchase agreements because they provide a more favorable source of funding than other short-term borrowings in terms of the cost of these borrowings.  The average balance of securities sold under repurchase agreements for the three months ended March 31, 2003 was $3.1 billion with an average cost of approximately 0.95%, compared to an average balance of $2.1 billion and an average cost of approximately 1.30% for the same period last year.

Short-term and other borrowings increased $437 million, or 59%, to $1.2 billion at March 31, 2003 from $0.7 billion at December 31, 2002.  We use advances to offset variability of deposit flow.  The average balance of short-term and other borrowings for the three months ended March 31, 2003 was $0.9 billion with an average cost of approximately 2.12%, compared to an average balance of $0.7 billion and an average cost of approximately 3.01% for the same period last year.

Market Risk

We engage in investment activities to accommodate clients’ cash management needs and to contribute to overall corporate earnings.  Our clients, in the course of their financial asset management, maintain interest-bearing cash balances, which they deposit on a short-term basis with us.  We either directly invest these cash balances to earn interest income, or place these deposits in third-party vehicles and remit a portion of the earnings on these investments to our clients. In the conduct of these activities, we are subject to market risk.  Market risk is the risk of an adverse financial impact from changes in market prices and interest rates.  The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility.

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

The results of the income simulation model as of March 31, 2003 and 2002 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 5.97% and 5.39%, respectively.  A downward shift of 200 basis points would result in a decrease in projected net interest income of 13.64% and 11.73% at March 31, 2003 and 2002, respectively.  As discussed above, these exceptions to policy were approved by the Board of Directors.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the table below, at March 31, 2003, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us.  Generally speaking, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income.  However, at the current absolute level of interest rates, lower interest rates may also lead to lower net interest income due to a diminished ability to lower the rates paid on interest-bearing liabilities, including certain client funds, as rates approach zero.  Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at March 31, 2003 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest-earning assets (1):
Investment securities (2,3)	$3,590,675	$519,689	$810,828	$1,824,130	$367,564	$7,112,886
Loans—variable rate	107,270	—	—	—	—	107,270
Loans—fixed rate	12	—	—	—	—	12
Total interest-earning assets	$3,697,957	$519,689	$810,828	$1,824,130	$367,564	$7,220,168
Interest-bearing liabilities:
Savings accounts	$2,205,814	$—	$—	$24,890	$—	$2,230,704
Interest rate contracts	(980,000)	70,000	180,000	730,000	—	—
Securities sold under repurchase agreements	2,838,916	—	—	150,000	—	2,988,916
Short-term and other borrowings	928,477	—	—	250,000	—	1,178,477
Total interest-bearing liabilities	$4,993,207	$70,000	$180,000	$1,154,890	$—	$6,398,097
Net interest-sensitivity gap during the period	$(1,295,250)	$449,689	$630,828	$669,240	$367,564	$822,071
Cumulative gap	$(1,295,250)	$(845,561)	$(214,733)	$454,507	$822,071
Interest-sensitive assets as a percent of interest sensitive liabilities (cumulative)	74.06%	83.30%	95.90%	107.10%	112.85%
Interest-sensitive assets as a percent of total assets (cumulative)	48.02%	54.77%	65.30%	88.99%	93.76%

Net interest-sensitivity gap as a percent of total assets	(16.82)%	5.84%	8.19%	8.69%	4.77%
Cumulative gap as a percent of total assets	(16.82)%	(10.98)%	(2.79% )	5.90%	10.68%

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

(3)                        Excludes $83.3 million of unsettled securities purchases as of March 31, 2003.

Liquidity

Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, new deposits, securities sold under repurchase agreements, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and the ability to generate liquidity through funding, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.06 per share for 2003 (approximately $3.9 million based upon 64,992,847 shares outstanding as of March 31, 2003).

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

We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal funds overnight rate.  The aggregate amount of these borrowing arrangements as of March 31, 2003 was $1.6 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties.  Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at March 31, 2003 was $3.1 billion.

We also have a borrowing arrangement with the FHLBB.  We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold.  We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.  The aggregate amount of borrowing available to us under this arrangement at March 31, 2003 was $1.8 billion.  The amount outstanding under this arrangement at March 31, 2003 was $0.7 billion.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease microcomputers and servers through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $8.8 million and $9.9 million for the three months ended March 31, 2003 and 2002, respectively.  For the three months ended March 31, 2003, capital expenditures were comprised of approximately $4.1 million in leasehold improvements, $3.5 million in capitalized software and projects in process and $1.2 million in fixed assets.  For the three months ended March 31, 2002, capital expenditures were comprised of approximately $8.0 million in capitalized software and projects in process and $1.9 million in fixed assets.

Stockholders’ equity at March 31, 2003 was $457.2 million, up 3% from December 31, 2002.  The ratio of stockholders’ equity to assets decreased to 5.9% at March 31, 2003 from 6.1% at December 31, 2002, primarily as a result of the tax accrual of $13.9 million in the first quarter of 2003.

We are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our results of operations and financial condition.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that we meet all capital adequacy requirements to which we are subject.

As of March 31, 2003, the most recent notification from the FDIC categorized us as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed our category.  The following table presents the capital ratios for Investors Financial and Investors Bank (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003:
Total Capital (to Risk Weighted Assets—the Company)	$380,120	18.31%	$166,120	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$376,478	18.13%	$166,110	8.00%	$207,637	10.00%
Tier 1 Capital (to Risk Weighted Assets—the Company)	$380,020	18.30%	$83,060	4.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets—the Bank)	$376,378	18.13%	$83,055	4.00%	$124,582	6.00%
Tier 1 Capital (to Average Assets—the Company)	$380,020	5.40%	$281,754	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets—the Bank)	$376,378	5.34%	$281,785	4.00%	$352,231	5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets—the Company)	$374,102	15.51%	$192,915	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$369,498	15.32%	$192,915	8.00%	$241,143	10.00%
Tier 1 Capital (to Risk Weighted Assets—the Company)	$374,002	15.51%	$96,457	4.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets—the Bank)	$369,398	15.32%	$96,457	4.00%	$144,686	6.00%
Tier 1 Capital (to Average Assets—the Company)	$374,002	5.50%	$272,132	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets—the Bank)	$369,398	5.43%	$272,104	4.00%	$340,130	5.00%

Under Massachusetts law, trust companies such as Investors Bank, like national banks, may pay dividends no more often than quarterly, and only out of “net profits” and to the extent that such payments will not impair Investors Bank’s capital stock and surplus account. Moreover, prior approval of the Commissioner of Banks of the Commonwealth of Massachusetts is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of Investors Bank to pay dividends to us may restrict our ability to pay dividends to our stockholders.

The operations of our securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  Management believes, as of March 31, 2003, that Investors Securities Services, Inc. met all regulatory requirements to which it is subject.

Item 3.         Quantitative and Qualitative Disclosure about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On January 31, 2003, we were named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at our Sacramento and Walnut Creek facilities. The lawsuit was filed in the Superior Court of California, County of Sacramento.  While we are in the early stages of investigating this complaint, we believe that we have complied at all times with applicable law and we intend to defend this lawsuit vigorously. We do not yet know the amount of damages that the plaintiffs are seeking to recover. However, the defense of class action lawsuits can be costly and time consuming, and can divert the attention of management. A determination that we violated applicable wage and hour laws could result in the payment of damages and could have a material adverse effect on our results of operations for the period in which we must pay any awarded damages.

In January 2001, as previously reported, we were named as a defendant in an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302 (the ‘Complaint’), in the United States District Court for the Northern District of Illinois.  In the Complaint, Mopex alleged that the Bank and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringed U.S. Patent No. 6,088,685, entitled, “Open End Mutual Fund Securitization Process,” assigned to Mopex.  On or about May 9, 2003, the parties to the action executed a settlement agreement and filed a joint stipulated order of dismissal.  On May 13, 2003, the court entered the order of dismissal, terminating the case.  The order of dismissal entered by the court provided for the dismissal of Mopex's claims with prejudice. We did not pay or promise to pay any money to Mopex to obtain the dismissal. Moreover, our counterclaims against Mopex were dismissed without prejudice, keeping alive our defenses in the event of any further litigation involving this patent.

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits

99.1 Certification of Kevin J. Sheehan, Chief Executive Officer, and John N. Spinney, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

On January 23, 2003, the Company filed a current report on Form 8-K providing information therein under Item 9 (Regulation FD Disclosure).

On March 6, 2003, the Company filed a current report on Form 8-K providing information therein under Item 5 (Other Events) regarding the amendment signed into law March 5, 2003 to Massachusetts tax laws disallowing the deduction for dividends received from a real estate investment trust.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date:	May 14, 2003	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

By:			/s/ John N. Spinney, Jr.
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

Date:	May 14, 2003
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

Date:	May 14, 2003
/s/ John N. Spinney, Jr.
John N. Spinney, Jr.
Senior Vice President and Chief Financial Officer