Form 10-Q
period 2003-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 2003-08-11
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

or

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

As of July 31, 2003 there were 65,144,525 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I.  FINANCIAL INFORMATION

Item 1.            Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002

(Dollars in thousands, except share data)

	June 30, 2003	December 31, 2002

Assets
Cash and due from banks	$11,245	$14,568
Securities purchased under resale agreements	110,000	—
Securities held to maturity (approximate fair value of $4,034,621 and $3,460,754 at June 30, 2003 and December 31, 2002, respectively)	4,020,891	3,438,689
Securities available for sale	3,693,905	3,272,465
Non-marketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at June 30, 2003 and December 31, 2002	126,703	143,737
Accrued interest and fees receivable	67,891	67,261
Equipment and leasehold improvements, less accumulated depreciation of $34,405 and $25,402 at June 30, 2003 and December 31, 2002, respectively	79,220	74,869
Goodwill, net	79,969	79,969
Other assets	114,236	73,219

Total Assets	$8,354,060	$7,214,777

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$534,466	$384,461
Savings	2,892,990	2,858,457
Time	145,000	90,000
Total deposits	3,572,456	3,332,918

Securities sold under repurchase agreements	3,086,912	2,301,974
Short-term and other borrowings	887,924	741,107
Due to brokers for open trades payable	190,305	286,843
Other liabilities	103,163	85,676
Total liabilities	7,840,760	6,748,518

Commitments and contingencies	—	—

Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	23,317	23,303

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none at June 30, 2003 and December 31, 2002)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 at June 30, 2003 and December 31, 2002; issued and outstanding: 65,138,599 at June 30, 2003 and 64,775,042 at December 31, 2002)	651	648
Surplus	237,404	233,337
Deferred compensation	(1,326)	(1,599)
Retained earnings	229,767	198,282
Cumulative translation adjustments, net of tax	245	—
Accumulated other comprehensive income, net	23,242	12,288
Treasury stock, par value $0.01 (10,814 shares at June 30, 2003 and December 31, 2002)	—	—
Total stockholders’ equity	489,983	442,956

Total Liabilities and Stockholders’ Equity	$8,354,060	$7,214,777

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2003 and 2002

(Dollars in thousands, except per share data)

	June 30, 2003	June 30, 2002
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$182	$207
Investment securities held to maturity and available for sale	119,594	119,016
Loans	1,778	1,961
Total interest income	121,554	121,184

Interest expense:
Deposits	18,231	21,027
Short-term and other borrowings	25,786	30,040
Total interest expense	44,017	51,067

Net interest income	77,537	70,117

Noninterest income:
Asset servicing fees	155,367	144,121
Other operating income	1,428	1,130

Net operating revenue	234,332	215,368

Operating Expenses:
Compensation and benefits	100,735	98,868
Technology and telecommunications	18,850	20,066
Transaction processing services	16,339	17,314
Occupancy	14,530	11,406
Depreciation and amortization	12,685	6,639
Professional fees	3,741	3,216
Travel and sales promotion	2,068	2,754
Other operating expenses	5,210	6,209
Total operating expenses	174,158	166,472

Income Before Income Taxes and Minority Interest	60,174	48,896

Provision for income taxes (Note 10)	25,980	14,730
Minority interest expense, net of income taxes	762	794

Net Income	$33,432	$33,372

Basic Earnings Per Share	$0.51	$0.52

Diluted Earnings Per Share	$0.50	$0.50

Comprehensive Income:
Net income	$33,432	$33,372
Other comprehensive income net of tax of $7,408 and $11,159 for the six months ended June 30, 2003 and 2002, respectively:
Net unrealized investment gain	8,538	23,153
Net unrealized derivative instrument gain (loss)	2,416	(2,429)
Other comprehensive income	10,954	20,724
Comprehensive income	$44,386	$54,096

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2003 and 2002

(Dollars in thousands, except per share data)

	June 30, 2003	June 30, 2002
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$166	$140
Investment securities held to maturity and available for sale	60,109	61,456
Loans	930	956
Total interest income	61,205	62,552

Interest expense:
Deposits	9,114	10,433
Short-term and other borrowings	13,923	17,739
Total interest expense	23,037	28,172

Net interest income	38,168	34,380

Noninterest income:
Asset servicing fees	82,493	74,788
Other operating income	658	546

Net operating revenue	121,319	109,714

Operating Expenses:
Compensation and benefits	50,964	48,938
Technology and telecommunications	9,559	10,104
Transaction processing services	9,531	9,825
Occupancy	7,205	5,643
Depreciation and amortization	6,606	3,503
Professional fees	2,062	1,538
Travel and sales promotion	1,083	1,520
Other operating expenses	2,701	3,293
Total operating expenses	89,711	84,364

Income Before Income Taxes and Minority Interest	31,608	25,350

Provision for income taxes (Note 10)	3,207	7,636
Minority interest expense, net of income taxes	381	397

Net Income	$28,020	$17,317

Basic Earnings Per Share	$0.43	$0.27

Diluted Earnings Per Share	$0.42	$0.26

Comprehensive Income:
Net income	$28,020	$17,317
Other comprehensive income net of tax of $2,271 and $10,360 for the three months ended June 30, 2003 and 2002, respectively:
Net unrealized investment gain	1,817	26,141
Net unrealized derivative instrument gain (loss)	873	(6,901)
Other comprehensive income	2,690	19,240
Comprehensive income	$30,710	$36,557

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2003 and 2002

(Dollars in thousands, except share data)

	June 30, 2003	June 30, 2002
Common shares
Balance, beginning of period	64,775,042	31,971,404
Exercise of stock options	292,951	271,213
Common stock issuance	70,606	61,193
Stock dividend, two-for-one split	—	32,168,922
Balance, end of period	65,138,599	64,472,732

Treasury shares
Balance, beginning of period	10,814	10,814
Balance, end of period	10,814	10,814

Common stock
Balance, beginning of period	$648	$320
Exercise of stock options	3	3
Stock dividend, two-for-one split	—	322
Balance, end of period	651	645

Surplus
Balance, beginning of period	233,337	222,440
Exercise of stock options	1,046	1,861
Tax benefit from exercise of stock options	1,221	2,731
Common stock issuance	1,800	1,835
Balance, end of period	237,404	228,867

Deferred compensation
Balance, beginning of the period	(1,599)	(2,563)
Amortization of deferred compensation	273	565
Balance, end of period	(1,326)	(1,998)

Retained earnings
Balance, beginning of period	198,282	132,877
Net income	33,432	33,372
Stock dividend, two-for-one split	—	(322)
Cash dividend, $0.030 and $0.025 per share in the periods ending June 30, 2003 and 2002, respectively	(1,947)	(1,605)
Balance, end of period	229,767	164,322

Cumulative translation adjustments, net of tax
Balance, beginning of the period	—	—
Effect of foreign currency translation	245	—
Balance, end of period	245	—

Accumulated other comprehensive income (loss), net
Balance, beginning of period	12,288	(10,296)
Net unrealized investment gain	8,538	23,153
Net unrealized derivative instrument gain (loss)	2,122	(3,954)
Amortization of transition-related adjustment	294	1,525
Balance, end of period	23,242	10,428

Treasury stock
Balance, beginning of period	—	—
Balance, end of period	—	—

Total Stockholders’ Equity	$489,983	$402,264

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002

(Dollars in thousands)

	June 30, 2003	June 30, 2002

Cash Flows From Operating Activities:
Net income	$33,432	$33,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,685	6,639
Amortization of deferred compensation	273	565
Amortization of premiums on securities, net of accretion of discounts	17,217	2,284
Changes in assets and liabilities:
Accrued interest and fees receivable	(630)	(7,957)
Other assets	(41,017)	33,430
Other liabilities	15,378	(18,859)
Net cash provided by operating activities	37,338	49,474

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	731,064	246,365
Proceeds from maturities and paydowns of securities held to maturity	1,008,261	874,839
Purchases of securities available for sale	(1,145,407)	(846,149)
Purchases of securities held to maturity	(1,600,492)	(1,125,935)
Net decrease in due to brokers for open trades payable	(96,538)	—
Net increase in federal funds sold and securities purchased under resale agreements	(110,000)	(610,000)
Net decrease in loans	17,034	106,264
Purchases of fixed assets, capitalized software and leasehold improvements	(17,023)	(23,219)
Net cash used for investing activities	(1,213,101)	(1,377,835)

Cash Flows From Financing Activities:
Net increase in demand deposits	150,005	318,440
Net increase in time and savings deposits	89,533	76,207
Net increase in securities sold under repurchase agreements	784,938	788,945
Net increase in short-term and other borrowings	146,817	144,937
Proceeds from exercise of stock options	1,049	1,864
Proceeds from issuance of common stock	1,800	1,835
Cash dividends to shareholders	(1,947)	(1,605)
Net cash provided by financing activities	1,172,195	1,330,623

Effect of foreign currency translation	245	—

Net (Decrease) Increase In Cash And Due From Banks	(3,323)	2,262

Cash and Due From Banks, Beginning of Period	14,568	15,605

Cash and Due From Banks, End of Period	$11,245	$17,867

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43,805	$51,075
Cash paid for income taxes	$25,368	$14,962

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information is as of and for the six months and the three months ended June 30, 2003 and 2002)

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

2.                                     Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company and subsidiaries as of June 30, 2003 and December 31, 2002, and for the six-month and three-month periods ended June 30, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (‘GAAP’) are included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002

Net income as reported	$33,432	$33,372	$28,020	$17,317
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,504)	(5,812)	(1,820)	(2,812)
Pro forma net income	$29,928	$27,560	$26,200	$14,505

Earnings per share:
Basic-as reported	$0.51	$0.52	$0.43	$0.27
Basic-pro forma	0.46	0.43	0.40	0.23

Diluted-as reported	$0.50	$0.50	$0.42	$0.26
Diluted-pro forma	0.45	0.41	0.40	0.22

The fair value of each option grant under the Amended and Restated 1995 Stock Plan was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the six months ended June 30, 2003 and 2002, respectively: an average assumed risk-free interest rate of 2.17% and 2.40%, an expected life of four years, an average expected volatility of 56.26% and 56.20%, and an average dividend yield of 0.23% and 0.22%.

For the three months ended June 30, 2003 and 2002, respectively, the following assumptions were used in the Black-Scholes valuation model: an assumed risk-free interest rate of 2.04% and 2.40%, an expected life of four years, an expected volatility of 56.34% and 56.20%, and a dividend yield of 0.21% and 0.22%.

New Accounting Principles – The Company has adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on disclosures to be made by a guarantor about its obligations and requires recognition of a liability for the fair value of the obligation undertaken in issuing guarantees. On behalf of its clients, the Company lends securities to creditworthy broker-dealers.  In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities.  The Company requires the borrowers to provide collateral in an amount equal to or in excess of 102% of the fair market value of U.S. dollar denominated securities borrowed and 105% of the fair market value of non-U.S. dollar denominated securities borrowed.  The borrowed securities are revalued daily to determine if additional collateral is necessary.  As guarantor, the Company is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company measures the fair value of its indemnification obligation by marking its securities lending portfolio to market on a daily basis and compares the value of the portfolio to the collateral holdings position.  The fair value to be recorded would be the deficiency of collateral to the value of the securities lending portfolio.  At June 30, 2003, the collateral received by the Company was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities.  Therefore, the fair value of the indemnification obligation was zero.  The Company has recorded no liability for the indemnification obligation.

The Company has adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  Among its provisions, this Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt.  During the three months ended June 30, 2003, the Company recorded an early extinguishment of $50 million of its Federal Home Loan Bank debt by replacing it with new debt.  The Company recognized a $1.1 million fee which has been classified in net interest expense.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

The Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  The Company has evaluated its financial accounting and reporting methods for all derivative instruments and has found them to be consistent with SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  As the Statement relates to mandatorily redeemable financial instruments, these instruments (or Capital Securities) should be classified as liabilities in the statement of financial position.  Mandatorily redeemable instruments should be recorded at fair value upon issuance.  Instruments in existence prior to the adoption of this standard that were originally issued at fair value should be reclassified to liabilities upon adoption of this standard.  No further fair value measurements should be required.  Interest payments on the Capital Securities will need to be reclassified as a component of interest expense.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  As the Capital Securities held by the Company were outstanding prior to the effectiveness of this Statement, this Statement is effective for the Company beginning July 1, 2003, at which time the Company will be required to classify the Capital Securities as a liability.

3.                                     Securities

Amortized cost amounts and fair values of securities are summarized as follows as of June 30, 2003 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,224,789	$13,565	$(1,484)	$2,236,870
Federal agency securities	1,670,852	1,623	(8,821)	1,663,654
State and political subdivisions	125,250	8,847	—	134,097

Total	$4,020,891	$24,035	$(10,305)	$4,034,621

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$3,110,960	$42,970	$(641)	$3,153,289
State and political subdivisions	310,647	24,700	(81)	335,266
Corporate debt	179,105	58	(4,107)	175,056
Federal agency securities	29,601	693	—	30,294

Total	$3,630,313	$68,421	$(4,829)	$3,693,905

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2002 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,034,430	$19,702	$(664)	$2,053,468
Federal agency securities	1,287,238	2,520	(4,999)	1,284,759
State and political subdivisions	117,021	5,566	(60)	122,527

Total	$3,438,689	$27,788	$(5,723)	$3,460,754

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,723,703	$36,294	$(204)	$2,759,793
State and political subdivisions	290,241	17,090	(39)	307,292
Corporate debt	179,612	21	(5,134)	174,499
Federal agency securities	29,602	1,279	—	30,881

Total	$3,223,158	$54,684	$(5,377)	$3,272,465

4.                                     Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at June 30, 2003 and December 31, 2002.  In addition, there were no loan charge-offs or recoveries during the six months ended June 30, 2003 and the year ended December 31, 2002. Loans are summarized as follows (Dollars in thousands):

	June 30, 2003	December 31, 2002
Loans to individuals	$75,472	$76,263
Loans to mutual funds	28,911	49,372
Loans to others	22,420	18,202
	126,803	143,837
Less allowance for loan losses	(100)	(100)

Total	$126,703	$143,737

5.                                     Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	June 30, 2003	December 31, 2002

Repurchase agreements – short-term	$2,886,912	$2,101,849
Repurchase agreements – long-term	200,000	200,125

Total	$3,086,912	$2,301,974

6.                                     Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	June 30, 2003	December 31, 2002

Federal Home Loan Bank of Boston overnight advances	$300,000	$360,000
Federal funds purchased – overnight	257,553	130,648
Federal Home Loan Bank of Boston long-term advances	200,000	250,000
Federal Home Loan Bank of Boston short-term advances	100,000	—
Federal funds purchased – short-term	30,000	—
Treasury, Tax and Loan account	371	459

Total	$887,924	$741,107

The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (‘FHLBB’), which has been utilized on an overnight, short-term and long-term basis to satisfy funding requirements.

7.                                     Stockholders’ Equity

The Company has three stock option plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), and the 1997 Employee Stock Purchase Plan.  There have been no amendments to these plans during the six months ended June 30, 2003.

During the six months ended June 30, 2003, the following activity occurred under the Director Plan and Stock Plan:

	June 30, 2003
	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2002	6,621,157	$22
Granted	67,384	23
Exercised	(347,425)	7
Canceled	(82,900)	31
Outstanding at June 30, 2003	6,258,216	$23

Outstanding and exercisable June 30, 2003	4,139,305

A summary of the 1997 Employee Stock Purchase Plan is as follows:

	For the Six Months Ended June 30, 2003	For the Year Ended December 31, 2002
Total shares available under the Plan, beginning of period	356,875	500,764
Issued at June 30	(70,606)	(61,193)
Issued at December 31	—	(82,696)

Total shares available under the Plan, end of period	286,269	356,875

For the six-month period ended June 30, 2003, the purchase price of the stock was $25.50, or 90% of the market value of the Common Stock on the first business day of the payment period ending June 30, 2003.

For the year ended December 31, 2002, the purchase price of the stock was $30.00 and $24.75, or 90% of the market value of the Common Stock on the first business day of the payment period ending June 30, 2002 and the last business day of the period ending December 31, 2002, respectively.

Earnings Per Share—Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except share data):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002

Income available to common stockholders	$33,432	$33,372	$28,020	$17,317

Basic average shares	64,958,192	64,249,041	65,029,738	64,312,901
Dilutive effect of stock options	1,353,435	2,304,103	1,271,681	2,279,235
Diluted average shares	66,311,627	66,553,144	66,301,419	66,592,136

Earnings per share:
Basic	$0.51	$0.52	$0.43	$0.27

Diluted	$0.50	$0.50	$0.42	$0.26

There were 3,587,429 and 3,591,643 option shares which were not considered dilutive for purposes of earnings per share calculations for the six-month and three-month periods ended June 30, 2003, respectively.

8.                                     Off-Balance Sheet Financial Instruments

Lines of Credit — At June 30, 2003, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $859 million, against which $70 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending loan facilities. The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at June 30, 2003 totaled $3.5 billion while the fair value of the portfolio totaled approximately $3.4 billion.  Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

All securities loans are categorized as overnight loans. The maximum potential amount of future payments that the Company could be required to make would be equal to the market value of the securities borrowed.  Since the securities loans are over-collateralized by 2% (for U.S. dollar denominated securities) to 5% (for non-U.S. dollar denominated securities) of the fair market value of the loan made, the collateral held by the Company would be used to satisfy the obligation.  In addition, each borrowing agreement includes “set-off” language that allows the Company to use any excess collateral on other loans to that borrower to cover any collateral shortfall of that borrower.  However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is “bought-in.”  In such instances, the Company would “buy-in” the security using all available collateral and a loss would result from the difference between the value of the security “bought-in” and the value of the collateral held.  The Company has never experienced a broker default.

9.                                     Derivative Financial Instruments

Foreign Exchange Contracts - Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.  Unrealized gains in other assets were $5.3 million and $4.4 million as of June 30, 2003 and December 31, 2002, respectively.  Unrealized losses in other liabilities were $4.9 million and $4.5 million as of June 30, 2003 and December 31, 2002, respectively.  These gains and losses were reduced by offsetting balances with the same counterparty where a master netting agreement exists.  These contracts have not been designated as hedging instruments, therefore, all changes in fair value are included in asset servicing fees.  The notional values of the Company’s foreign exchange contracts as of June 30, 2003 and December 31, 2002 were $0.9 billion and $0.7 billion, respectively.

Interest-Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company has experienced no terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. The contractual or notional amounts of interest rate swap agreements held by the Company were approximately $1.0 billion at June 30, 2003 and December 31, 2002.  These contracts had no cost and the fair values were approximately $(28.6) million and $(33.1) million at June 30, 2003 and December 31, 2002, respectively.  These fair values are included in the other liabilities category on the Company’s consolidated balance sheet.  These instruments have been designated as cash flow hedges.  Changes in fair value of effective portions are included as a component of other comprehensive income.  Changes in fair value of ineffective portions are included in net interest income.

Other - The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At June 30, 2003 and December 31, 2002, the Company had $874.4 million and $432.6 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities.  Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

10.                              Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank (‘FRB’) for the two-week period including June 30, 2003 was approximately $44.3 million.  In addition, the Company’s other assets category includes deposits totaling approximately $27.0 million, which were pledged to secure clearings with depository institutions.

Contingencies—The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies.  Core services include global custody, multicurrency accounting and mutual fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services.  Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there are no contingent liabilities at June 30, 2003 that are material to the consolidated financial position or results of operations of the Company.

In March 2003, a change in tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust.  As previously reported, in the first quarter of 2003 the Company accrued approximately $13.9 million, net of federal income tax benefit, as a result of the change in accordance with GAAP.  In the second quarter of 2003, the Company settled this disputed tax issue with the Massachusetts Department of Revenue, agreeing to pay approximately 50% of the liability.  As a result, the Company reversed the previous tax accrual by approximately $6.7 million, net of federal income taxes.  The Company’s income statements for the three and six month periods ended June 30, 2003 each reflect a reversal in the amount of $6.7 million, net of federal income taxes, of the tax accrual previously recorded.

On January 31, 2003, the Company was named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at our Sacramento and Walnut Creek facilities.  The lawsuit was filed in the Superior Court of California, County of Sacramento. On July 23, 2003, we reached an agreement in principle with representatives of the plaintiffs to settle the case. As currently agreed, the settlement will not have a material impact on our business, financial condition or results of operations.  In anticipation of this settlement and related costs, the Company accrued a liability of approximately $1.0 million in the second quarter of 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003:
Total Capital (to Risk Weighted Assets—the Company)	$409,944	18.07%	$181,511	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$405,525	17.89%	$181,334	8.00%	$226,667	10.00%
Tier 1 Capital (to Risk Weighted Assets—the Company)	$409,844	18.06%	$90,755	4.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets—the Bank)	$405,425	17.89%	$90,667	4.00%	$136,000	6.00%
Tier 1 Capital (to Average Assets—the Company)	$409,844	5.15%	$318,561	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets—the Bank)	$405,425	5.09%	$318,357	4.00%	$397,946	5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets—the Company)	$374,102	15.51%	$192,915	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$369,498	15.32%	$192,915	8.00%	$241,143	10.00%
Tier 1 Capital (to Risk Weighted Assets—the Company)	$374,002	15.51%	$96,457	4.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets—the Bank)	$369,398	15.32%	$96,457	4.00%	$144,686	6.00%
Tier 1 Capital (to Average Assets—the Company)	$374,002	5.50%	$272,132	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets—the Bank)	$369,398	5.43%	$272,104	4.00%	$340,130	5.00%

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

The operations of the Company’s securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  Management believes, as of June 30, 2003, that Investors Securities Services, Inc. met all regulatory requirements to which it is subject.

12.                               Geographic Reporting

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue				Long-Lived Assets
	For the Six Months Ended June 30,		For the Three Months Ended June 30,		June 30, 2003	December 31, 2002
Geographic Information:	2003	2002	2003	2002

United States	$225,096	$208,838	$116,286	$106,197	$153,173	$154,060
Ireland	8,391	5,446	4,633	2,988	6,012	773
Canada	807	1,042	379	508	4	5
Cayman Islands	38	42	21	21	—	—

Total	$234,332	$215,368	$121,319	$109,714	$159,189	$154,838

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 16% of the Company’s consolidated net operating revenues for the six month periods ended June 30, 2003 and 2002.  For the three month periods ended June 30, 2003 and 2002, BGI accounted for approximately 16% and 17%, respectively, of consolidated net operating revenues.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

Investors Financial Services Corp.

Boston, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of June 30, 2003, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Investors Financial Services Corp. and subsidiaries as of December 31, 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

August 1, 2003

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

We provide a broad range of services to a variety of financial asset managers.  These include our core services of global custody, multicurrency accounting and mutual fund administration, as well as our value-added services, which are securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services.  At June 30, 2003, we provided services for approximately $897 billion in net assets, including approximately $104 billion of foreign net assets.

On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend payable to shareholders of record as of May 24, 2002.  The dividend was paid on June 14, 2002.

On January 31, 2003, we were named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at our Sacramento and Walnut Creek facilities. The lawsuit was filed in the Superior Court of California, County of Sacramento. On July 23, 2003, we reached agreement in principle with representatives of the plaintiffs to settle the case.  As currently agreed, the settlement will not have a material impact on our financial condition or results of operations.  The settlement is subject to preliminary approval by the court, proper administration of payments to the class members and final approval by the court. In anticipation of this settlement and related costs, we accrued a liability of approximately $1.0 million in the second quarter of 2003.

In March 2003, a change in tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust (‘REIT’).  As previously reported, in the first quarter of 2003 we accrued approximately $13.9 million, net of federal income tax benefit, as a result of the change in accordance with GAAP.  In the second quarter of 2003, we settled this disputed tax issue with the Massachusetts Department of Revenue (‘DOR’), agreeing to pay approximately 50% of the liability.  As a result, we reversed the previous tax accrual by approximately $6.7 million, net of federal income taxes.  Our income statements for the three and six month periods ended June 30, 2003 each reflect a reversal in the amount of $6.7 million, net of federal income taxes, of the tax accrual previously recorded.

On June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a sub-advisory contract with Opus Investment Management, Inc. (‘Opus’) and that our individual employee engaged in a breach of fiduciary duties and tortious interference with a contract.  Opus had been a sub-adviser to the Merrimac Funds, for which we act as investment adviser.  Upon the expiration of Opus’ contract on June 1, 2003, the Merrimac Funds elected not to re-appoint Opus as sub-adviser.  The lawsuit was filed in Superior Court in Worcester, Massachusetts and seeks unspecified damages.  We believe that the claims are without merit and intend to defend our rights vigorously.

On July 31, 2003, we finalized the outsourcing of fund accounting, custody and related services for Barclays Global Investors Canada, Ltd. Giving effect to the transaction as of June 30, 2003 would have increased our assets processed to $919 billion.

Revenue and Expense Overview

We derive our revenue from financial asset servicing.  Although interest income and noninterest income are reported separately for financial statement presentation purposes, our service offerings are priced on a bundled basis.  In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses.  Accordingly, we believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 9% and 11% to $234.3 million and $121.3 million from $215.4 million and $109.7 million for the six months and three months ended June 30, 2003 and 2002, respectively.  Net income remained steady at $33.4 million for the six months ended June 30, 2003 and 2002.  For the three months ended June 30, 2003, net income was $28.0 million, up 62% from $17.3 million for the same period in 2002.

Net operating income for the six months ended June 30, 2003 was $40.6 million, up 22% from $33.4 million for the same period in 2002.  Net operating income for the three months ended June 30, 2003 was $21.3 million, up 23% from $17.3 million for the same period in 2002.  Net operating income for the six months ended June 30, 2003 excludes the net effect of the first quarter 2003 tax accrual and its later partial reversal resulting from our settlement with the DOR, as discussed above.  Net operating income for the three months ended June 30, 2003 excludes the partial reversal of a previously recorded tax accrual arising from a retroactive change in Massachusetts tax law enacted during the first quarter of 2003, as discussed above.  During 2003, the Company ceased taking the deduction for dividends paid by the REIT and the effect of this action will increase the effective tax rate to approximately 31.5% for the year.  Management considers net operating income to be a more useful depiction of our actual results of operations.

The following table represents a reconciliation between earnings presented on the face of our Statement of Income and earnings on a net operating income basis:

GAAP Earnings

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002

Income before taxes and minority interest	$60,174	$48,896	$31,608	$25,350
Provision for income taxes	25,980	14,730	3,207	7,636
Minority interest expense, net of income tax	762	794	381	397
Net Income	$33,432	$33,372	$28,020	$17,317
Earnings per share:
Basic	$0.51	$0.52	$0.43	$0.27

Diluted	$0.50	$0.50	$0.42	$0.26

Operating Earnings

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2003		2002	2003		2002

Income before taxes and minority interest	$60,174		$48,896	$31,608		$25,350
Provision for income taxes	18,780	(1)	14,730	9,907	(2)	7,636
Minority interest expense, net of income tax	762		794	381		397
Net Income	$40,632		$33,372	$21,320		$17,317
Earnings per share:
Basic	$0.63		$0.52	$0.33		$0.27

Diluted	$0.61		$0.50	$0.32		$0.26

(1)          Provision for the six months ended June 30, 2003 excludes a tax accrual of $13.9 million related to a retroactive tax law change by the Commonwealth of Massachusetts disallowing a 95% dividends received deduction on dividends that the Bank received from its wholly-owned REIT and excludes the subsequent reversal of $6.7 million of the provision, net of federal taxes, due to the settlement of our REIT tax dispute with the DOR.  The effect of the exclusions is an increase in net income of $0.11 per diluted share and $0.12 per basic share.

(2)          Provision for the three months ended June 30, 2003 excludes the reversal of $6.7 million of income tax benefit, net of federal taxes, due to the settlement of our REIT tax dispute with the DOR. The effect of the exclusion is a decrease in net income of $0.10 per diluted and basic share.

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

Net interest income represents the difference between income from interest-earning assets and expense on interest-bearing liabilities. Our clients, in the course of their financial asset management, maintain cash balances, which they can deposit with us on a short-term basis in interest-bearing accounts.  We either directly invest these cash balances to earn interest income, or place these deposits in third-party vehicles and remit a portion of the earnings on these investments to our clients.  Our share of earnings from these investments is viewed as part of the total compensation that our clients pay us for servicing their assets.

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

If the value of equity assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 3% in our earnings per share.  If the value of fixed income assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 2% in our earnings per share.  In practice, earnings per share do not track precisely to the value of the equity markets because conditions present in a market increase or decrease may generate offsetting increases in other revenue items.  For example, market volatility often results in increased transaction fee revenue.  Also, market declines may result in increased interest income and sweep fee income as clients move larger amounts of assets into cash management vehicles that we offer.  As a result, our earnings have remained strong despite steep declines in the broad equity markets.  However, there can be no assurance that these offsetting revenue increases will continue.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on both the carrying value of certain assets and net income, are considered critical accounting policies.  We consider the following to be our critical accounting policies: derivatives, valuation of goodwill, capitalized costs of software developed for internal use, other than temporary impairment of securities, accounting for stock options, and revenue recognition.  There have been no significant changes in the methods or assumptions used in the accounting policies that required material estimates and assumptions during the six months ended June 30, 2003.  Senior management has discussed these critical accounting policies with the audit committee and the auditors.

Derivatives

We do not purchase derivative instruments for trading purposes.  We use derivative instruments to manage exposures to interest rate risks.  We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate.  These transactions are designed to hedge a portion of our floating rate liabilities.  By entering into a pay-fixed/receive-floating interest rate swap, a portion of our floating rate liabilities are effectively converted to a fixed rate liability for the term of the interest rate swap agreement.  This assists us in matching our fixed rate assets with funding sources with similar maturities, which is an integral component of our asset liability strategy.  We also enter into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, we are fixing the price to be paid at a future date for certain investment securities.

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

Hedge ineffectiveness had an insignificant impact on earnings for the six months ended June 30, 2003.   At June 30, 2003, the contractual or notional amounts of our interest rate swap agreements were approximately $1.0 billion.  These derivatives have a fair value of approximately $(28.6) million and are included in the other liabilities category of our consolidated balance sheet.  These swaps have been designated as cash flow hedges and changes in fair value are recognized in other comprehensive income.

At June 30, 2003, we had $874.4 million of fixed price purchase contracts outstanding to purchase investments.  There was no associated unrealized gain or loss for these purchase contracts.   These contracts have been designated as cash flow hedges and changes in fair value are recognized in other comprehensive income.

We also enter into foreign exchange contracts with clients and seek to enter into matched positions with another bank.  These contracts are subject to market valuations in foreign currencies.  Gains and losses from such fluctuations are netted and recorded as an adjustment to asset servicing fees.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on our consolidated balance sheet.  Unrealized gains in other assets were $5.3 million and unrealized losses in other liabilities were $4.9 million at June 30, 2003.  The foreign exchange contracts have been reduced by balances with the same counterparty where a master netting agreement exists.  These contracts have not been designated as hedging instruments.  Therefore, all changes in fair value are included in asset servicing fees.

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

Capitalized costs of software developed for internal use

Costs of internally developed software, such as those related to software licenses, programming, testing, configuration and integration, are capitalized and included in equipment and leasehold improvements.  Assets are placed in service and depreciation and/or amortization commences when successful testing has been achieved.  Capitalized software costs are amortized over the estimated useful life of a given project, which approximate three years.  These assets are reviewed on an ongoing basis for compliance with accounting standards.  In addition, management periodically reviews capitalized costs for impairment.  Significant judgment is exercised in these impairment reviews including the periodic evaluation of the cost/benefit analyses of software projects under development and in the determination of the remaining useful life of the completed projects.

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

Accounting for stock options

We measure compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost as the difference between the exercise price of options granted and the fair market value of our stock at the measurement date, which is generally the date of grant. Generally, options granted have an exercise price equivalent to the fair market value at the measurement date.  Accordingly, no compensation cost has been recorded.  Alternatively, we could choose to record compensation expense using the fair value method.  The fair value method utilizes significant assumptions such as volatility, expected life of the option, risk-free interest rates as well as a dividend yield in a Black-Scholes valuation model to calculate the amount of compensation expense.  Under the fair value method, the compensation expense calculated is recognized over the vesting period of the options.  The expected life of an option and the volatility of the underlying stock determine a majority of the value of an option and its ultimate compensation cost.  As such, the longer the option life or the higher the volatility of the underlying stock, the higher the value of the option and the higher the related compensation cost to us.   If we had recognized compensation expense under the fair value method, compensation expense relating to stock options would have been $3.5 million and $1.8 million for the six months and three months ended June 30, 2003.

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

Revenue recognition for asset servicing and value-added services involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes.  While these estimates and assumptions could be considered complex, we have the necessary internal controls and processes in place to ensure the accuracy of revenue accruals.  Historically, revenue recognized using these processes has fairly matched revenue billed and collected.  Our revenue recognition process is promptly validated by timely invoicing and cash collection from clients and counterparties.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses, the effect on earnings of changes in equity values, and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our operating results are subject to fluctuations in interest rates and the securities markets.

We base some of our fees on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed.  Current market conditions, including the recent volatility in equity markets, can have a material effect on our asset-based fees.  While reductions in asset servicing fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will have an adverse impact on our earnings.  Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  Also, our net interest income is earned by investing depositors’ funds and making loans.  Rapid changes in interest rates and flattening of the yield curve could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and could adversely affect our operating results.

A material portion of our revenues is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’).

As a result of our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 16% of our net operating revenue during the six months and three months ended June 30, 2003.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons.  The loss of BGI’s business would cause our net operating revenue to decline and would have a material adverse effect on our quarterly and annual results.  We were recently selected by Barclays Global Investors Canada to service approximately $22 billion in assets.

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

We have been named in a lawsuit in Massachusetts state court alleging, among other things, violations of a covenant of good faith and fair dealing in a contract. While we believe this claim is without merit, we cannot be sure that we will prevail in the defense of this claim.  Litigation is costly and could divert the attention of management.  We may become subject to other legal claims in the future.

Our future results depend, in part, on successful integration of pending and possible future acquisitions and outsourcing transactions.

Integration of acquisitions and outsourcing transactions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition will be accretive to our earnings per share.  Any future acquisitions or outsourcing transactions will present similar challenges. These acquisitions or outsourcing transactions can also consume a significant amount of management’s time.

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

•                                          The rate of net inflows and outflows of investor funds in the investment vehicles offered by our clients; and

•                                          Rapid changes in interest rates and equity values.

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

Results of Operations

Comparison of Operating Results for the Six Months and the Three Months Ended June 30, 2003 and 2002

Net Operating Revenue

The components of net operating revenue are as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2003	2002	Change	2003	2002	Change

Net interest income	$77,537	$70,117	11%	$38,168	$34,380	11%
Noninterest income	156,795	145,251	8%	83,151	75,334	10%

Total net operating revenue	$234,332	$215,368	9%	$121,319	$109,714	11%

Net Interest Income

Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the change in net interest income resulting from change in the volume of interest-earning assets or interest-bearing liabilities and change in interest rates for the six months and three months ended June 30, 2003 compared to the same periods in 2002. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Six Months Ended June 30, 2003			For the Three Months Ended June 30, 2003
	Change Due to Volume	Change Due to Rate	Net	Change Due to Volume	Change Due to Rate	Net

Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$44	$(69)	$(25)	$77	$(51)	$26
Investment securities	32,730	(32,152)	578	16,379	(17,726)	(1,347)
Loans	190	(373)	(183)	148	(174)	(26)

Total interest-earning assets	$32,964	$(32,594)	$370	$16,604	$(17,951)	$(1,347)

Interest-bearing liabilities:
Deposits	$6,127	$(8,923)	$(2,796)	$3,819	$(5,138)	$(1,319)
Borrowings	6,297	(10,551)	(4,254)	2,561	(6,377)	(3,816)

Total interest-bearing liabilities	$12,424	$(19,474)	$(7,050)	$6,380	$(11,515)	$(5,135)

Change in net interest income	$20,540	$(13,120)	$7,420	$10,224	$(6,436)	$3,788

Net interest income was $77.5 million for the six months ended June 30, 2003, up 11% from the same period in 2002, primarily due to a decrease in interest expense, as funding costs are down.  Net interest income was $38.2 million for the three months ended June 30, 2003, also up 11% from the same period in 2002. This improvement in net interest income reflects the same lower funding costs.  The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $20.5 million and $10.2 million for the six months and three months ended June 30, 2003, respectively.

As indicated in the net interest margin table below, the average yield on interest-earning assets was 3.45% for the six months ended June 30, 2003, down 107 basis points from the same period in 2002. The average rate paid on interest-bearing liabilities was 1.36% for the six months ended June 30, 2003, down 74 basis points from the same period in 2002. These decreases reflect the lower interest rate environment for the six months ended June 30, 2003 compared to the same period in 2002. The average yield on interest-earning assets was 3.33% for the three months ended June 30, 2003, down 113 basis points from the same period in 2002.  The average rate paid on interest-bearing liabilities was 1.36% for the three months ended June 30, 2003, down 84 basis points from the same period in 2002. Again, these decreases reflect the lower rate environment for the three months ended June 30, 2003. The effect on net interest income due to changes in rates for the six months and three months ended June 30, 2003 was a decrease of $13.1 million and $6.4 million, respectively.

The net interest margin decreased 42 basis points to 2.20% and decreased 37 basis points to 2.08% for the six months and three months ended June 30, 2003, respectively, compared to the same periods last year.  As the yield curve flattened during the quarter, our net interest margin continued to compress.  During the quarter, mortgage rates hit historic lows and refinancings rose, resulting in prepayments of the existing mortgage-backed securities that we hold.  Since the quarter ended, the yield curve has steepened, however, we expect high pre-payments to continue into the third quarter.  These proceeds are reinvested at current market rates which remain at a lower yield than those for the same period one year ago.  Overall, our asset yields have declined more rapidly than liability costs due to already low competitive interest rates paid on our deposits.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Federal funds sold and securities purchased under resale agreements	$30,790	$182	1.18%	$24,652	$207	1.68%
Investment securities (1)	6,893,885	119,594	3.47%	5,229,213	119,016	4.55%
Loans	118,775	1,778	2.99%	107,614	1,961	3.64%
Total interest-earning assets	7,043,450	121,554	3.45%	5,361,479	121,184	4.52%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	611,129			333,483

Total assets	$7,654,479			$5,694,862
Interest bearing liabilities:
Deposits:
Demand	$—	$—	—	$1,660	$4	0.48%
Savings	2,314,517	18,231	1.58%	1,707,024	20,999	2.46%
Time	—	—	—	2,809	24	1.71%
Securities sold under repurchase agreements	3,261,185	15,415	0.95%	2,313,610	15,257	1.32%
Other borrowings (2)	887,063	10,371	2.34%	832,958	14,783	3.55%
Total interest-bearing liabilities	6,462,765	44,017	1.36%	4,858,061	51,067	2.10%
Noninterest-bearing liabilities:
Demand deposits	247,829			201,633
Savings	129,590			83,032
Noninterest-bearing time deposits	93,950			90,000
Other liabilities	229,250			65,092
Total liabilities	7,163,384			5,297,818
Trust preferred stock	23,309			24,281
Equity	467,786			372,763

Total liabilities and equity	$7,654,479			$5,694,862
Net interest income		$77,537			$70,117
Net interest margin (3)			2.20%			2.62%
Average interest rate spread (4)			2.09%			2.42%

Ratio of interest-earning assets to interest-bearing liabilities			108.99%			110.36%

(1)                                  Average yield/cost on available for sale securities is based on amortized cost.

(2)                                  Interest expense includes prepayment fees of $1.1 million and $2.8 million for 2003 and 2002, respectively.

(3)                                  Net interest income divided by total interest-earning assets.

(4)                                  Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Noninterest Income

Noninterest income was $156.8 million for the six months ended June 30, 2003, up 8% from the same period in 2002, and was $83.2 million for the three months ended June 30, 2003, up 10% from the same period in 2002.  Noninterest income consists of the following items (Dollars in thousands):

	For the Six Months Ended June 30, 2002			For the Three Months Ended June 30, 2002
	2003	2002	Change	2003	2002	Change
Asset servicing fees:
Custody, accounting and administration	$118,838	$115,192	3%	$62,078	$59,317	5%
Foreign exchange	16,823	11,037	52%	10,090	6,181	63%
Cash management	10,667	7,946	34%	5,632	3,752	50%
Securities lending	4,842	6,243	(22)%	2,654	3,605	(26)%
Investment advisory	3,578	3,596	(1)%	1,635	1,878	(13)%
Other service fees	619	107	479%	404	55	635%
Total asset servicing fees	155,367	144,121	8%	82,493	74,788	10%

Other operating income	1,428	1,130	26%	658	546	21%

Total noninterest income	$156,795	$145,251	8%	$83,151	$75,334	10%

Asset servicing fees for the six months ended June 30, 2003 increased 8% to $155.4 million and increased 10% to $82.5 million for the three months ended June 30, 2003 from the same periods in 2002.  The largest components of asset servicing fees are custody, accounting and administration, which are based in part on assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide global custody or multicurrency accounting.  Total net assets processed at June 30, 2003 increased $112 billion to $897 billion compared to $785 billion at December 31, 2002, and increased $113 billion from $784 billion at March 31, 2003.  The change in net assets processed includes the following components (Dollars in billions):

	For the Six Months Ended June 30, 2003	For the Three Months Ended June 30, 2003
Further penetration of existing clients	$9	$5
Lost clients	(2)	(2)
Fund flows and market appreciation	105	110
Net change in assets processed	$112	$113

Our ability to win business and the ability of our clients to sell additional product, thus generating fund flows, along with a more positive capital market environment during the second quarter of 2003 has allowed us to grow asset servicing fees by 8% and 10%, respectively.

Transaction-driven income includes our ancillary services, such as foreign exchange, cash management and securities lending. Foreign exchange fees were $16.8 million for the six months ended June 30, 2003, up 52% from the same period in 2002, and were $10.1 million for the three months ended June 30, 2003, up 63% from the same period in 2002.  The increases in foreign exchange fees are attributable to further penetration of existing clients, the addition of new clients, higher transaction volumes and increased volatility within the currencies traded by our clients.  Cash management fees were $10.7 million for the six months ended June 30, 2003, up 34% from the same period in 2002. Cash management fees were $5.6 million for the three months ended June 30, 2003, up 50% from the same period in 2002. These increases are primarily due to increased client balances.  Securities lending fees were $4.8 million for the six months ended June 30, 2003, down 22% from the same period in 2002, and were $2.7 million for the three months ended June 30, 2003, down 26% from the same period in 2002 due to decreases in volume in 2003 and lower rates earned on cash collateral.  Investment advisory service fees were $3.6 million for the six months ended June 30, 2003, flat compared to the same period in 2002, and were $1.6 million for the three months ended June 30, 2003, down 13% compared to the same period in 2002 due to lower average asset balances in the Merrimac Master Portfolio, an investment company for which we act as advisor.  Other services fees were $0.6 million for the six months ended June 30, 2003, up 479% from the same period in 2002, and were $0.4 million for the three months ended June 30, 2003, up 635% from the same period in 2002.  The increases were primarily attributed to commission income earned from the Company’s broker-dealer subsidiary, which began operations in late 2002.

Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (‘FHLBB’) stock investment and miscellaneous fees for systems consulting services.  The increases in other operating income for the six and three month periods ended June 30, 2003 were largely the result of a client systems development project.

Operating Expenses

Total operating expenses were $174.2 million for the six months ended June 30, 2003, up 5% from the same period in 2002. For the three months ended June 30, 2003, total operating expenses were $89.7 million, up 6% from the same period in 2002.  The components of operating expenses were as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2003	2002	Change	2003	2002	Change

Compensation and benefits	$100,735	$98,868	2%	$50,964	$48,938	4%
Technology and telecommunications	18,850	20,066	(6)%	9,559	10,104	(5)%
Transaction processing services	16,339	17,314	(6)%	9,531	9,825	(3)%
Occupancy	14,530	11,406	27%	7,205	5,643	28%
Depreciation and amortization	12,685	6,639	91%	6,606	3,503	89%
Professional fees	3,741	3,216	16%	2,062	1,538	34%
Travel and sales promotion	2,068	2,754	(25)%	1,083	1,520	(29)%
Other operating expenses	5,210	6,209	(16)%	2,701	3,293	(18)%

Total operating expenses	$174,158	$166,472	5%	$89,711	$84,364	6%

Compensation and benefits expense was $100.7 million for the six months ended June 30, 2003, relatively flat compared to the same period last year due to controlled headcount and lower capitalized software development costs in 2003. Compensation and benefits expense was $51.0 million for the three months ended June 30, 2003, also relatively flat compared to the same period in 2002 due to controlled headcount offset by higher management incentive accruals due to the continued strong performance of the Company.  Technology and telecommunications expense was $18.9 million for the six months ended June 30, 2003, down 6% from the same period in 2002, and was $10.0 million for the three months ended June 30, 2003, down 5% from the same period in 2002.  These decreases were the result of BGI integration costs experienced in 2002 but not in 2003.  Transaction processing services expense was $16.3 million for the six months ended June 30, 2003, down 6% from the same period in 2002, and was $9.5 million for the three months ended June 30, 2003, down 3% from the same period in 2002.  These decreases were primarily the result of the conversion of BGI to our subcustodian system in late 2002.  Occupancy expense was $14.5 million for the six months ended June 30, 2003, up 27% from the same period in 2002, and was $7.2 million for the three months ended June 30, 2003, up 28% from the same period in 2002.  These increases were primarily due to increased space in our Boston and Dublin offices to support the growth of our business. Depreciation and amortization expense was $12.7 million for the six months ended June 30, 2003, up 91% from the same period in 2002, and was $6.6 million for the three months ended June 30, 2003, up 89% from the same period in 2002. These increases resulted from completion of capitalized software projects in late 2002 and 2003 and their placement into service.  Other operating expenses, including travel and sales promotion, decreased significantly due to strict management of discretionary expenses.

Income Taxes

Taxes for the six months ended June 30, 2003 were $26.0 million, up from $14.7 million for the same period in 2002.  For the three months ended June 30, 2003, taxes were $3.2 million, down from $7.6 million for the same period in 2002.  During the first quarter of 2003, the Company recorded a $13.9 million tax liability, net of federal benefit, due to a retroactive tax law change disallowing a dividends received deduction on the distributions paid to the Bank from Investors Funding Corp., a REIT 99.9% owned by the Bank.  During the second quarter of 2003, the Company settled the tax matter with the DOR and agreed to pay approximately 50% of the recorded liability, reversing $6.7 million, net of federal taxes, of the tax liability.  The net effect of the tax law change for the six months ended June 30, 2003 is an increase in taxes of $7.2 million or $0.10 per diluted share.

Our effective tax rate for the six months ended June 30, 2003 was 31.2%, exclusive of the accrual and partial reversal for the tax settlement agreement relating to the REIT matter, compared to an effective rate of 30.1% for the same period in 2002. Our effective tax rate for the three months ended June 30, 2003 was 31.3%, exclusive of the partial reversal for the tax settlement agreement, compared to an effective rate of 30.1% for the same period in 2002. During 2003, the Company ceased taking the deduction for dividends paid by the REIT and the effect of this action will increase the effective tax rate to approximately 31.5% for the year.

Financial Condition

Total assets increased $1.1 billion, or 16%, to $8.4 billion at June 30, 2003 from $7.2 billion at December 31, 2002.  Asset growth is primarily attributable to increases in the held to maturity and available for sale investment portfolios, specifically mortgage-backed and federal agency securities, and to an outstanding balance of securities purchased under resale agreements at June 30, 2003. Average interest-earning assets for both the six months and three months ended June 30, 2003 increased $1.7 billion, or 31%, compared to the same periods last year.  Funding for our asset growth was provided by a combination of an increase in client balances of approximately $1.2 billion and external borrowings of approximately $0.6 billion for both the six months and three months ended June 30, 2003.

Investment Portfolio

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

The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	June 30, 2003	December 31, 2002
Securities held to maturity (at amortized cost):
Mortgage-backed securities	$2,224,789	$2,034,430
Federal agency securities	1,670,852	1,287,238
State and political subdivisions	125,250	117,021

Total securities held to maturity	$4,020,891	$3,438,689

Securities available for sale (at fair value):
Mortgage-backed securities	$3,153,289	$2,759,793
State and political subdivisions	335,266	307,292
Corporate debt	175,056	174,499
Federal agency securities	30,294	30,881

Total securities available for sale	$3,693,905	$3,272,465

The overall increases in the held to maturity and available for sale portfolios are attributable to investing excess cash and borrowed funds to effectively utilize the Bank’s capital.  Our held to maturity portfolio increased $582 million or 17% to $4.0 billion at June 30, 2003 from $3.4 billion at December 31, 2002.  As we continue to grow our balance sheet, we purchase investment securities that will protect our net interest margin while maintaining an acceptable risk profile.  The increase in the held to maturity portfolio stems primarily from purchases of Federal agency securities, particularly those issued by the SBA.  SBA securities provide an attractive yield with limited credit risk and prepayment risk in a rapidly changing interest rate environment.  The weighted average life of the SBA securities match with our overall asset liability strategy.  SBA securities are variable rate securities indexed to the Prime rate and are purchased with an intent and ability to hold to maturity.

Our available for sale portfolio increased $421 million or 13% to $3.7 billion at June 30, 2003 from $3.3 billion at December 31, 2002.  The increase in the available for sale portfolio is primarily due to an increase in mortgage-backed securities, which increased $393 million or 14%.  In an effort to maintain the net interest margin, we have increased our position in mortgage-backed securities.  Mortgage-backed securities provide a higher yield than U.S. Treasury securities due to credit and prepayment risk and also offer a match to our short-term liabilities when combined with our interest rate contracts.  Refer to the gap analysis under “Market Risk” below for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

We also invest in municipal securities to generate stable, tax advantaged income.  Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but the after-tax yields at current tax rates are more favorable.  Municipal securities are subject to credit risk.  However, all municipal securities that we invest in are insured and are rated AAA.

The average balance of our combined investment portfolio for the six months ended June 30, 2003 was $6.9 billion, with an average yield of approximately 3.47%, compared to an average balance of $5.2 billion and an average approximate yield of 4.55% for the same period last year.  The average balance of our combined investment portfolio for the three months ended June 30, 2003 was $7.2 billion, with an average yield of approximately 3.35%, compared to an average balance of $5.5 billion and an average approximate yield of 4.49% for the same period last year.

Loan Portfolio

Our loan portfolio decreased $17 million, or 12%, to $127 million at June 30, 2003 from $144 million at December 31, 2002. The overall decrease in the loan portfolio is primarily attributable to the decrease in the volume of client overdrafts from December 31, 2002 to June 30, 2003. The balance of client overdraft loans at June 30, 2003 was $53 million compared to $73 million at December 31, 2002.  These extensions of credit are secured by freely tradable securities held in custody by us for the borrower.

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

At June 30, 2003, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our credit loss experience has been excellent.  There have been no loan charge-offs in our history.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of June 30, 2003, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at June 30, 2003.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Repurchase Agreements and Short-Term and Other Borrowings

Asset growth was primarily funded by increased securities sold under repurchase agreements and other borrowings.  Repurchase agreements increased $785 million, or 34%, to $3.1 billion at June 30, 2003 from $2.3 billion at December 31, 2002.  We use repurchase agreements, including client repurchase agreements, because they provide a more favorable source of funding than other short-term borrowings in terms of the cost of these borrowings.  The average balance of securities sold under repurchase agreements for the six months ended June 30, 2003 was $3.3 billion with an average cost of approximately 0.95%, compared to an average balance of $2.3 billion and an average cost of approximately 1.32% for the same period last year. The average balance of securities sold under repurchase agreements for the three months ended June 30, 2003 was $3.4 billion with an average cost of approximately 0.94%, compared to an average balance of $2.5 billion and an average cost of approximately 1.34% for the same period last year.

Short-term and other borrowings increased $147 million, or 20%, to $0.9 billion at June 30, 2003 from $0.7 billion at December 31, 2002.  We use advances to offset variability of deposit flow.  The average balance of short-term and other borrowings for the six months ended June 30, 2003 was $0.9 billion with an average cost of approximately 2.34%, compared to an average balance of $0.8 billion and an average cost of approximately 3.55% for the same period last year. The average balance of short-term and other borrowings for the three months ended June 30, 2003 and 2002 was $0.9 billion with an average cost of approximately 2.55% and 3.97%, respectively.

The average cost of borrowing for the three and six months ended June 30, 2003 included a $1.1 million prepayment fee due to an asset-liability strategy in which we prepaid a high yielding borrowing with a new borrowing at a lower rate and purchased assets with a similar maturity to lock in spread.  We employed the same strategy in the second quarter of 2002, in which the average cost for the three months ended June 30, 2002 included a $2.8 million prepayment fee.

Market Risk

We engage in investment activities to accommodate clients’ cash management needs and to contribute to overall corporate earnings.  Our clients, in the course of their financial asset management, maintain cash balances, which they can deposit with us on a short-term basis in interest-bearing accounts.  We either directly invest these cash balances to earn interest income, or place these deposits in third-party vehicles and remit a portion of the earnings on these investments to our clients. In the conduct of these activities, we are subject to market risk.  Market risk is the risk of an adverse financial impact from changes in market prices and interest rates.  The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility.

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

Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities.  These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements.  For example, we have established a policy limit stating that projected net interest income over the next 12 months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over 12 months.  Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our capital.  Due to current interest rate levels, the Company’s Board of Directors has approved a temporary exception to the 10% limit for decreases in interest rates.  The Board of Directors approved the policy exception because, with the Federal Funds target rate currently at 1.00%, a 200 basis point further reduction would move rates into a negative position and is therefore not likely to occur.

Our Board of Directors has delegated day-to-day responsibility for oversight of the Asset and Liability Management function to our Asset and Liability Committee (‘ALCO’).  ALCO is a senior management committee consisting of the Chief Executive Officer, the President, the Chief Financial Officer, the Chief Risk Officer and members of the Treasury function. ALCO meets twice monthly.  Our primary tool in managing interest rate sensitivity is an income simulation model. Key assumptions in the simulation model include the timing of cash flows, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity.  The model assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured.  The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  These assumptions are inherently uncertain, and as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income.  Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

The results of the income simulation model as of June 30, 2003 and 2002 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 6.61% and 4.56%, respectively.  A downward shift of 200 basis points would result in a decrease in projected net interest income of 17.50% and 14.34% at June 30, 2003 and 2002, respectively.  As discussed above, a 200 basis point reduction would move some rates into a negative position, which is not likely to occur, therefore, those interest rates were lowered to zero for purposes of the income simulation model.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the table below, at June 30, 2003, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us.  Generally speaking, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income.  However, at the current absolute level of interest rates, lower interest rates may also lead to lower net interest income due to a diminished ability to lower the rates paid on interest-bearing liabilities, including certain client funds, as rates approach zero.  Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at June 30, 2003 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest-earning assets (1):
Investment securities (2,3)	$4,036,420	$560,298	$886,432	$1,693,846	$347,495	$7,524,491
Federal funds sold and securities purchased under resale agreements	110,000	—	—	—	—	110,000
Loans—variable rate	126,791	—	—	—	—	126,791
Loans—fixed rate	12	—	—	—	—	12
Total interest-earning assets	$4,273,223	$560,298	$886,432	$1,693,846	$347,495	$7,761,294
Interest-bearing liabilities:
Savings accounts	$2,687,251	$—	$—	$25,334	$—	$2,712,585
Interest rate contracts	(970,000)	90,000	180,000	700,000	—	—
Securities sold under repurchase agreements	2,886,912	—	—	200,000	—	3,086,912
Short-term and other borrowings	687,924	—	—	200,000	—	887,924
Total interest-bearing liabilities	$5,292,087	$90,000	$180,000	$1,125,334	$—	$6,687,421
Net interest-sensitivity gap during the period	$(1,018,864)	$470,298	$706,432	$568,512	$347,495	$1,073,873
Cumulative gap	$(1,018,864)	$(548,566)	$157,866	$726,378	$1,073,873
Interest-sensitive assets as a percent of interest sensitive liabilities (cumulative)	80.75%	89.81%	102.84%	110.86%	116.06%
Interest-sensitive assets as a percent of total assets (cumulative)	51.15%	57.86%	68.47%	88.74%	92.90%

Net interest-sensitivity gap as a percent of total assets	(12.20)%	5.63%	8.46%	6.81%	4.16%
Cumulative gap as a percent of total assets	(12.20)%	(6.57)%	1.89%	8.69%	12.85%

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

(3)                                  Excludes $190 million of unsettled securities purchases as of June 30, 2003.

Liquidity

Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, new deposits, securities sold under repurchase agreements, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and the ability to generate liquidity through funding, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.06 per share for 2003 (approximately $3.9 million based upon 65,138,599 shares outstanding as of June 30, 2003).

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

We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal funds overnight rate.  The aggregate amount of these borrowing arrangements as of June 30, 2003 was $1.9 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties.  Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at June 30, 2003 was $3.1 billion.

We also have a borrowing arrangement with the FHLBB.  We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold.  We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.  The aggregate amount of borrowing available to us under this arrangement at June 30, 2003 was $2.2 billion.  The amount outstanding under this arrangement at June 30, 2003 was $0.6 billion.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease microcomputers and servers through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $17.0 million and $23.2 million for the six months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003, capital expenditures were comprised of approximately $7.8 million in capitalized software and projects in process, $4.9 million in leasehold improvements and $4.3 million in fixed assets.  For the six months ended June 30, 2002, capital expenditures were comprised of approximately $16.3 million in capitalized software and projects in process and $6.6 million in fixed assets and $0.3 million in leasehold improvements.

Stockholders’ equity at June 30, 2003 was $490 million, up 11% from December 31, 2002, due to net income and unrealized gains in our investment portfolio, which are reflected in other comprehensive income.  The ratio of stockholders’ equity to assets decreased to 5.9% at June 30, 2003 from 6.1% at December 31, 2002, primarily due to balance sheet growth in investment securities and securities purchased under resale agreements.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003, that we meet all capital adequacy requirements to which we are subject.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003:
Total Capital (to Risk Weighted Assets—the Company)	$409,944	18.07%	$181,511	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$405,525	17.89%	$181,334	8.00%	$226,667	10.00%
Tier 1 Capital (to Risk Weighted Assets—the Company)	$409,844	18.06%	$90,755	4.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets—the Bank)	$405,425	17.89%	$90,667	4.00%	$136,000	6.00%
Tier 1 Capital (to Average Assets—the Company)	$409,844	5.15%	$318,561	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets—the Bank)	$405,425	5.09%	$318,357	4.00%	$397,946	5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets—the Company)	$374,102	15.51%	$192,915	8.00%	N/A	N/A
Total Capital (to Risk Weighted Assets—the Bank)	$369,498	15.32%	$192,915	8.00%	$241,143	10.00%
Tier 1 Capital (to Risk Weighted Assets—the Company)	$374,002	15.51%	$96,457	4.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets—the Bank)	$369,398	15.32%	$96,457	4.00%	$144,686	6.00%
Tier 1 Capital (to Average Assets—the Company)	$374,002	5.50%	$272,132	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets—the Bank)	$369,398	5.43%	$272,104	4.00%	$340,130	5.00%

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

The operations of our securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  Management believes, as of June 30, 2003, that Investors Securities Services, Inc. met all regulatory requirements to which it is subject.

Item 3.                                   Quantitative and Qualitative Disclosure about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.                                   Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the SEC.  Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of the date of the evaluation, our disclosure controls were effective.

As a result of the evaluation completed by us, and in which Messrs. Sheehan and Spinney participated, we have concluded that no changes occurred during our fiscal quarter ended June 30, 2003 in our internal controls over financial reporting, which changes have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

In January 2001, as previously reported, we were named as a defendant in an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302 (the ‘Complaint’), in the United States District Court for the Northern District of Illinois.  In the Complaint, Mopex alleged that the Bank and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringed U.S. Patent No. 6,088,685, entitled, “Open End Mutual Fund Securitization Process,” assigned to Mopex.  On or about May 9, 2003, the parties to the action executed a settlement agreement and filed a joint stipulated order of dismissal.  On May 13, 2003, the court entered the order of dismissal, terminating the case.  The order of dismissal entered by the court provided for the dismissal of Mopex’s claims with prejudice.  We did not pay or promise to pay any money to Mopex to obtain the dismissal.  Moreover, our counterclaims against Mopex were dismissed without prejudice, keeping alive our defenses in the event of any further litigation involving this patent.

In 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue (‘DOR’) an assessment for additional state excise taxes of approximately $10.9 million plus interest and penalties with respect to the Bank’s tax years ended December 31, 1999, December 31, 2000 and December 31, 2001. The DOR contended that dividend distributions to the Bank by Investors Funding Corp. (‘IFC’), a real estate investment trust 99.9% owned by the Bank, were fully taxable in Massachusetts. We believed, after consultation with our advisors, that the Massachusetts statute then in effect provided for a dividend received deduction equal to 95% of certain dividend distributions applies to the distributions made by IFC to the Bank.  Accordingly, no provision was made at that time in our financial statements for the amounts assessed or additional amounts that might be assessed in the future.

In March 2003, a change in tax law disallowed this dividends received deduction taken by the Bank on dividends it had received since 1999 from IFC.  As previously reported, in the first quarter of 2003 we accrued approximately $13.9 million, net of federal income tax benefit, as a result of the change in accordance with GAAP.

In the second quarter of 2003, we settled this disputed tax issue with the DOR, agreeing to pay approximately 50% of the liability.  As a result, we reversed the previous tax accrual by approximately $6.7 million, net of federal income taxes.  Our income statements for the three and six month periods ended June 30, 2003 each reflect a reversal in the amount of $6.7 million, net of federal income taxes, of the tax accrual previously recorded.

On January 31, 2003, we were named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at our Sacramento and Walnut Creek facilities. The lawsuit was filed in the Superior Court of California, County of Sacramento. On July 23, 2003, we reached agreement in principle with representatives of the plaintiffs to settle the case.  As currently agreed, the settlement will not have a material impact on our financial condition or results of operations.  The settlement is subject to preliminary approval by the court, proper administration of payments to the class members and final approval by the court.  In anticipation of this settlement and related costs, we accrued a liability of approximately $1.0 million in the second quarter of 2003.

On June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a sub-advisory contract with Opus Investment Management, Inc. (‘Opus’) and that our individual employee engaged in a breach of fiduciary duties and tortious interference with a contract.  Opus had been a sub-adviser to the Merrimac Funds, for which we act as investment adviser.  Upon the expiration of Opus’ contract on June 1, 2003, the Merrimac Funds elected not to re-appoint Opus as sub-adviser.  The lawsuit was filed in Superior Court in Worcester, Massachusetts and seeks unspecified damages.  We believe that the claims are without merit and intend to defend our rights vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on Tuesday, April 15, 2003.  A vote was proposed to:

•                  Elect each of Frank B. Condon, Jr., and Robert B. Fraser as a Class II director of the Company, to serve for a three-year term and until their successor is elected and qualified.

•                  Approve an amendment of the Company’s Certificate of Incorporation limiting the indemnification of officers and directors.

•                  Ratify the selection of Deloitte & Touche LLP as our independent auditors for our fiscal year ending December 31, 2003.

All proposals were approved.  The voting results were as follows:

		Votes For	Votes Against	Votes Withheld	Abstained

(1)	Frank B. Condon, Jr.	55,829,884	N/A	2,228,260	N/A
	Robert B. Fraser	56,390,525	N/A	1,667,619	N/A
(2)	Amendment to Company’s
	Certificate of Incorporation	57,314,182	680,819	N/A	63,142
(3)	Deloitte & Touche LLP	57,073,046	898,720	N/A	86,377

The terms of the following directors continued after the meeting:  Donald G. Friedl, Thomas P. McDermott, James M. Oates, Kevin J. Sheehan and Phyllis S. Swersky.

The Amendment to the Company’s Certificate of Incorporation approved under Proposal 2 is attached as an exhibit to this report.

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment of the Certificate of Incorporation of the Company.

31.1	Certification of Kevin J. Sheehan, Chief Executive Officer

31.2	Certification of John N. Spinney, Jr., Chief Financial Officer

32.1

Certification of Kevin J. Sheehan, Chief Executive Officer, and John N. Spinney, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          On June 24, 2003 the Company filed a current report on Form 8-K providing information under Item 5.  On April 10, 2003, June 12, 2003 and June 25, 2003, the Company filed a current report on Form 8-K furnishing financial information pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date: August 11, 2003	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)