Form 10-Q
period 2003-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 2003-11-12
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

or

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

As of October 31, 2003 there were 65,295,258 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I.  FINANCIAL INFORMATION

Item 1.            Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002
(Dollars in thousands, except share data)

	September 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$41,494	$14,568
Securities held to maturity (approximate fair value of $4,000,873 and $3,460,754 at September 30, 2003 and December 31, 2002, respectively)	3,995,519	3,438,689
Securities available for sale	3,964,129	3,272,465
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at September 30, 2003 and December 31, 2002	166,788	143,737
Accrued interest and fees receivable	68,567	67,261
Equipment and leasehold improvements, less accumulated depreciation of $40,931 and $25,402 at September 30, 2003 and December 31, 2002, respectively	78,125	74,869
Goodwill, net	79,969	79,969
Other assets	110,990	73,916
Total Assets	$8,555,581	$7,215,474

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$352,702	$384,461
Savings	3,507,061	2,858,457
Time	100,000	90,000
Total deposits	3,959,763	3,332,918

Securities sold under repurchase agreements	3,348,458	2,301,974
Short-term and other borrowings	615,732	741,107
Due to brokers for open trades payable	—	286,843
Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	24,000	—
Other liabilities	99,447	85,676
Total liabilities	8,047,400	6,748,518

Commitments and contingencies	—	—

Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company	—	24,000

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none at September 30, 2003 and December 31, 2002)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 at September 30, 2003 and December 31, 2002; issued and outstanding: 65,204,690 at September 30, 2003 and 64,775,042 at December 31, 2002)	652	648
Surplus	238,099	233,337
Deferred compensation	(1,211)	(1,599)
Retained earnings	255,193	198,282
Accumulated other comprehensive income, net	15,448	12,288
Treasury stock, par value $0.01 (10,814 shares at September 30, 2003 and December 31, 2002)	—	—
Total stockholders’ equity	508,181	442,956
Total Liabilities and Stockholders’ Equity	$8,555,581	$7,215,474

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands, except per share data)

	September 30,	September 30,
	2003	2002
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$259	$680
Investment securities held to maturity and available for sale	176,995	181,394
Loans	2,650	2,891
Total interest income	179,904	184,965

Interest expense:
Deposits	28,698	31,777
Short-term and other borrowings	39,579	49,057
Total interest expense	68,277	80,834
Net interest income	111,627	104,131

Noninterest income:
Asset servicing fees	239,012	218,103
Other operating income	1,864	1,645
Net operating revenue	352,503	323,879

Operating Expenses:
Compensation and benefits	143,309	146,819
Technology and telecommunications	29,020	30,070
Transaction processing services	23,624	26,078
Occupancy	21,820	18,247
Depreciation and amortization	20,233	11,179
Professional fees	5,234	4,968
Travel and sales promotion	3,315	4,217
Other operating expenses	8,401	9,956
Total operating expenses	254,956	251,534

Income Before Income Taxes	97,547	72,345

Provision for income taxes (Note 10)	37,711	21,704

Net Income	$59,836	$50,641

Basic Earnings Per Share	$0.92	$0.79

Diluted Earnings Per Share	$0.90	$0.76

Comprehensive Income:
Net income	$59,836	$50,641
Other comprehensive income:
Net unrealized investment (loss) gain, net of tax of $(2,093) and $16,962	(4,466)	31,500
Net unrealized derivative instrument gain (loss), net of tax of $4,048 and $(6,176)	7,518	(11,469)
Cumulative translation adjustment	108	—
Other comprehensive income	3,160	20,031
Comprehensive income	$62,996	$70,672

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2003 and 2002
(Dollars in thousands, except per share data)

	September 30,	September 30,
	2003	2002
Operating Revenue:
Interest income:
Federal funds sold and securities purchased under resale agreements	$77	$473
Investment securities held to maturity and available for sale	57,401	62,378
Loans	872	930
Total interest income	58,350	63,781

Interest expense:
Deposits	10,467	10,750
Short-term and other borrowings	12,621	17,796
Total interest expense	23,088	28,546
Net interest income	35,262	35,235

Noninterest income:
Asset servicing fees	83,645	73,982
Other operating income	436	515

Net operating revenue	119,343	109,732

Operating Expenses:
Compensation and benefits	42,574	47,951
Technology and telecommunications	10,170	10,004
Transaction processing services	7,285	8,764
Occupancy	7,290	6,841
Depreciation and amortization	7,548	4,540
Professional fees	1,493	1,752
Travel and sales promotion	1,247	1,463
Other operating expenses	3,191	3,747
Total operating expenses	80,798	85,062

Income Before Income Taxes	38,545	24,670

Provision for income taxes (Note 10)	12,141	7,401

Net Income	$26,404	$17,269

Basic Earnings Per Share	$0.41	$0.27

Diluted Earnings Per Share	$0.40	$0.26

Comprehensive Income:
Net income	$26,404	$17,269
Other comprehensive income:
Net unrealized investment (loss) gain, net of tax of $(5,879) and $4,495	(13,004)	8,347
Net unrealized derivative instrument gain (loss), net of tax of $2,747 and $(4,868)	5,102	(9,040)
Cumulative translation adjustment	(137)	—
Other comprehensive (loss)	(8,039)	(693)
Comprehensive income	$18,365	$16,576

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands, except share data)

	September 30,	September 30,
	2003	2002
Common shares
Balance, beginning of period	64,775,042	31,971,404
Exercise of stock options	359,042	381,880
Common stock issuance	70,606	61,193
Stock dividend, two-for-one split	—	32,168,922
Balance, end of period	65,204,690	64,583,399

Treasury shares
Balance, beginning of period	10,814	10,814
Balance, end of period	10,814	10,814

Common stock
Balance, beginning of period	$648	$320
Exercise of stock options	4	4
Stock dividend, two-for-one split	—	322
Balance, end of period	652	646

Surplus
Balance, beginning of period	233,337	222,440
Exercise of stock options	1,259	2,212
Tax benefit from exercise of stock options	1,703	3,559
Common stock issuance	1,800	1,835
Stock option issuance	—	78
Balance, end of period	238,099	230,124

Deferred compensation
Balance, beginning of period	(1,599)	(2,563)
Amortization of deferred compensation	388	829
Stock option issuance	—	(78)
Balance, end of period	(1,211)	(1,812)

Retained earnings
Balance, beginning of period	198,282	132,877
Net income	59,836	50,641
Stock dividend, two-for-one split	—	(322)
Cash dividend, $0.0450 and $0.0375 per share in the periods ending September 30, 2003 and 2002, respectively	(2,925)	(2,412)
Balance, end of period	255,193	180,784

Accumulated other comprehensive income (loss), net
Balance, beginning of period	12,288	(10,296)
Net unrealized investment (loss) gain	(4,466)	31,500
Net unrealized derivative instrument gain (loss)	7,172	(13,575)
Amortization of transition-related adjustment	346	2,106
Effect of foreign currency translation	108	—
Balance, end of period	15,448	9,735

Treasury stock
Balance, beginning of period	—	—
Balance, end of period	—	—

Total Stockholders’ Equity	$508,181	$419,477

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)

	September 30,	September 30,
	2003	2002

Cash Flows From Operating Activities:
Net income	$59,836	$50,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,233	11,179
Amortization of deferred compensation	388	829
Amortization of premiums on securities, net of accretion of discounts	30,314	4,921
Changes in assets and liabilities:
Accrued interest and fees receivable	(1,306)	(8,551)
Other assets	(39,057)	(19,913)
Other liabilities	25,070	34,133
Net cash provided by operating activities	95,478	73,239

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	1,266,417	411,825
Proceeds from maturities and paydowns of securities held to maturity	1,595,747	1,403,792
Purchases of securities available for sale	(1,976,260)	(1,467,910)
Purchases of securities held to maturity	(2,169,308)	(1,684,895)
Net decrease in due to brokers for open trades payable	(286,843)	—
Net increase in federal funds sold and securities purchased under resale agreements	—	(120,000)
Net (increase) decrease in loans	(23,051)	93,115
Purchases of fixed assets, capitalized software and leasehold improvements	(23,454)	(38,726)
Net cash used for investing activities	(1,616,752)	(1,402,799)

Cash Flows From Financing Activities:
Net decrease in demand deposits	(31,759)	(131,283)
Net increase in time and savings deposits	658,604	629,224
Net increase in securities sold under repurchase agreements	1,046,484	632,063
Net (decrease) increase in short-term and other borrowings	(125,375)	265,248
Proceeds from exercise of stock options	1,263	2,216
Proceeds from issuance of common stock	1,800	1,835
Repurchase of Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust	—	(1,000)
Cash dividends to shareholders	(2,925)	(2,412)
Net cash provided by financing activities	1,548,092	1,395,891

Effect of foreign currency translation	108	—

Net Increase In Cash And Due From Banks	26,926	66,331

Cash and Due From Banks, Beginning of Period	14,568	15,605

Cash and Due From Banks, End of Period	$41,494	$81,936

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$67,687	$78,641
Cash paid for income taxes	$32,882	$22,789

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information is as of and for the nine months and the three months ended September 30, 2003 and 2002)

1.       Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (the ‘Bank’).  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, banks and insurance companies.  Core services include global custody, multicurrency accounting and mutual fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services.  The Company is subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Federal Deposit Insurance Corporation and the National Association of Securities Dealers.

On April 23, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of May 24, 2002.  All share numbers in the notes to the unaudited condensed consolidated financial statements have been restated to reflect the two-for-one stock split paid June 14, 2002, where applicable.

2.       Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company and subsidiaries as of September 30, 2003 and December 31, 2002, and for the nine-month and three-month periods ended September 30, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

2.       Interim Financial Statements (continued)

Employee Stock-Based Compensation  — The Company measures compensation cost for stock-based compensation plans using the intrinsic value method. The intrinsic value method measures compensation cost as the difference of the option exercise price and the fair market value of the common stock on the measurement date, which is generally the date of grant.  Generally, options granted have an exercise price equivalent to the fair market value at the measurement date.  Accordingly, no compensation cost has been recorded.  If stock-based compensation were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and compensation costs would have decreased net income as indicated below (Dollars in thousands):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net income as reported	$59,836	$50,641	$26,404	$17,269
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,362)	(8,464)	(2,858)	(2,652)
Pro forma net income	$53,474	$42,177	$23,546	$14,617

Earnings per share:
Basic-as reported	$0.92	$0.79	$0.41	$0.27
Basic-pro forma	0.82	0.66	0.36	0.23

Diluted-as reported	$0.90	$0.76	$0.40	$0.26
Diluted-pro forma	0.81	0.63	0.35	0.22

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the nine months ended September 30, 2003 and 2002, respectively: an average assumed risk-free interest rate of 2.24% and 2.40%, an expected life of four years, an average expected volatility of 56.13% and 56.20%, and an average dividend yield of 0.22%.

For the three months ended September 30, 2003 and 2002, respectively, the following assumptions were used in the Black-Scholes valuation model: an assumed risk-free interest rate of 2.37% and 2.40%, an expected life of four years, an expected volatility of 55.87% and 56.20%, and a dividend yield of 0.19% and 0.22%.

New Accounting Principles — The Company has adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This Interpretation elaborates on disclosures to be made by a guarantor about its obligations and requires recognition of a liability for the fair value of the obligation undertaken in issuing guarantees. On behalf of its clients, the Company lends securities to creditworthy broker-dealers.  In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities.  The Company requires the borrowers to provide collateral in an amount equal to, or in excess of, 102% of the fair market value of U.S. dollar denominated securities borrowed and 105% of the fair market value of non-U.S. dollar denominated securities borrowed.  The borrowed securities are revalued daily to determine whether additional collateral is necessary.  As guarantor, the Company is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company measures the fair value of its indemnification obligation by marking its securities lending portfolio to market on a daily basis and comparing the value of the portfolio to the collateral holdings position.  The fair value of the indemnification obligation to be recorded would be the deficiency of collateral as compared to the value of the securities out on loan.  At September 30, 2003, the collateral received by the Company was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities.  Therefore, the fair value of the indemnification obligation was zero, and the Company has recorded no liability.

2.       Interim Financial Statements (continued)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) 51.  FIN 46 addresses consolidation by business enterprises of variable interest entities (‘VIE’).  FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns, or both.  The provisions are effective for any new entities that are originated subsequent to January 31, 2003.  For entities that were originated prior to February 1, 2003, the provisions of FIN 46 were to be effective July 31, 2003.  In October 2003, the FASB deferred the adoption of this Interpretation in its entirety. Accordingly, the Company has delayed the implementation of the Interpretation and does not expect it to have a material impact on the consolidated financial statements.

The Company has adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  Among its provisions, this Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt.  During the nine months ended September 30, 2003, the Company recorded an early extinguishment of $50 million of its Federal Home Loan Bank debt by replacing it with new debt.  The Company recognized a $1.1 million fee which has been classified in interest expense.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

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

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity effective July 1, 2003.  SFAS No. 150 requires an issuer to classify financial instruments within its scope, including mandatorily redeemable financial instruments, as a liability (or an asset in some circumstances).  The Statement provides that these instruments, commonly referred to as Capital Securities, must be classified as liabilities in the statement of financial position and recorded at fair value upon issuance. Capital Securities in existence prior to the adoption of this standard that were originally issued at fair value are reclassified as a liability upon adoption of this standard and no further fair value measurements are required. Investors Capital Trust I (‘ICT1’), a Delaware statutory business trust sponsored by the Company, issued Capital Securities in 1997.  On November 7, 2003, the measurement provisions relating to noncontrolling mandatorily redeemable instruments were deferred.  The classification provisions as written remain in effect.  The adoption of this Statement resulted in a reclassification of the ICT1 Capital Securities from mezzanine financing to liabilities in the financial statements. Interest payments on the ICT1 Capital Securities are classified as a component of interest expense.

3.       Securities

Amortized cost amounts and fair values of securities are summarized as follows as of September 30, 2003 (Dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
Held to Maturity	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$2,022,608	$13,062	$(3,586)	$2,032,084
Federal agency securities	1,845,416	1,594	(12,275)	1,834,735
State and political subdivisions	127,495	6,703	(144)	134,054

Total	$3,995,519	$21,359	$(16,005)	$4,000,873

	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$3,257,697	$27,412	$(8,037)	$3,277,072
State and political subdivisions	333,483	23,215	(81)	356,617
Corporate debt	178,518	—	(1,114)	177,404
US Treasury securities	110,883	2,972	—	113,855
Federal agency securities	29,600	348	—	29,948
Foreign government securities	9,238	—	(5)	9,233

Total	$3,919,419	$53,947	$(9,237)	$3,964,129

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2002 (Dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
Held to Maturity	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$2,034,430	$19,702	$(664)	$2,053,468
Federal agency securities	1,287,238	2,520	(4,999)	1,284,759
State and political subdivisions	117,021	5,566	(60)	122,527

Total	$3,438,689	$27,788	$(5,723)	$3,460,754

	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$2,723,703	$36,294	$(204)	$2,759,793
State and political subdivisions	290,241	17,090	(39)	307,292
Corporate debt	179,612	21	(5,134)	174,499
Federal agency securities	29,602	1,279	—	30,881

Total	$3,223,158	$54,684	$(5,377)	$3,272,465

4.       Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at September 30, 2003 and December 31, 2002.  In addition, there were no loan charge-offs or recoveries during the nine months ended September 30, 2003 and the year ended December 31, 2002. Loans are summarized as follows (Dollars in thousands):

	September 30, 2003	December 31, 2002
Loans to individuals	$85,330	$76,263
Loans to mutual funds	60,093	49,372
Loans to others	21,465	18,202
	166,888	143,837
Less allowance for loan losses	(100)	(100)
Total	$166,788	$143,737

5.       Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	September 30,	December 31,
	2003	2002

Repurchase agreements — short-term	$3,148,458	$2,151,974
Repurchase agreements — long-term	200,000	150,000
Total	$3,348,458	$2,301,974

6.       Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	September 30,	December 31,
	2003	2002

Federal Home Loan Bank of Boston long-term advances	$200,000	$250,000
Federal Home Loan Bank of Boston short-term advances	200,000	—
Federal Home Loan Bank of Boston overnight advances	100,000	360,000
Federal funds purchased — short-term	60,000	—
Federal funds purchased — overnight	55,566	130,648
Treasury, Tax and Loan account	166	459
Total	$615,732	$741,107

The Company has a borrowing arrangement with the Federal Home Loan Bank of Boston (‘FHLBB’), which has been utilized on an overnight, short-term and long-term basis to satisfy funding requirements.

7.       Stockholders’ Equity

The Company has three stock option plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), and the 1997 Employee Stock Purchase Plan.  There have been no amendments to these plans during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the following activity occurred under the Director Plan and the Stock Plan:

	September 30, 2003
		Weighted—
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2002	6,621,157	$22
Granted	89,551	25
Exercised	(439,852)	8
Canceled	(122,040)	31
Outstanding at September 30, 2003	6,148,816	$23

Outstanding and exercisable September 30, 2003	4,169,532

A summary of the 1997 Employee Stock Purchase Plan is as follows:

	For the Nine Months Ended September 30, 2003	For the Year Ended December 31, 2002
Total shares available under the Plan, beginning of period	356,875	500,764
Issued at June 30	(70,606)	(61,193)
Issued at December 31	—	(82,696)
Total shares available under the Plan, end of period	286,269	356,875

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

7.         Stockholders’ Equity (continued)

Earnings Per Share—The reconciliation from Basic to Diluted earnings per share (‘EPS’) is as follows (Dollars in thousands, except share data):

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Income available to common stockholders	$59,836	$50,641	$26,404	$17,269

Basic weighted average shares outstanding	65,029,004	64,356,467	65,169,758	64,547,952
Dilutive effect of stock options	1,369,119	2,065,632	1,386,348	1,729,045
Diluted weighted average shares outstanding	66,398,123	66,422,099	66,556,106	66,276,997

Earnings per share:
Basic	$0.92	$0.79	$0.41	$0.27

Diluted	$0.90	$0.76	$0.40	$0.26

There were 3,544,283 and 3,482,925 option shares which were not considered dilutive for purposes of earnings per share calculations for the nine-month and three-month periods ended September 30, 2003, respectively.

8.        Off-Balance Sheet Financial Instruments

Lines of Credit — At September 30, 2003, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $860.1 million, against which $72.5 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

Securities Lending — On behalf of its clients, the Company lends securities to creditworthy broker-dealers.  In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities.  The Company requires the borrowers to provide collateral in an amount equal to, or in excess of, 102% of the fair market value of U.S. dollar-denominated securities borrowed and 105% of the fair market value of non-U.S. dollar-denominated securities borrowed.  The borrowed securities are revalued daily to determine whether additional collateral is necessary.  As guarantor, the Company is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company measures the fair value of its indemnification obligation by marking its securities lending portfolio to market on a daily basis and comparing the value of the portfolio to the collateral holdings position.  The fair value of the indemnification obligation to be recorded would be the deficiency of collateral as compared to the value of the securities out on loan.

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at September 30, 2003 totaled $4.3 billion while the fair value of the portfolio totaled approximately $4.1 billion.  Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

All securities loans are categorized as overnight loans. The maximum potential amount of future payments that the Company could be required to make would be equal to the market value of the securities borrowed.  Since the securities loans are overcollateralized by 2% (for U.S. dollar-denominated securities) to 5% (for non-U.S. dollar-denominated securities) of the fair market value of the loan made, the collateral held by the Company would be used to satisfy the obligation.  In addition, each borrowing agreement includes “set-off”

8.        Off-Balance Sheet Financial Instruments (continued)

 language that allows the Company to use any excess collateral on other loans to that borrower to cover any collateral shortfall of that borrower.  However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is “bought-in.”  In such instances, the Company would “buy-in” the security using all available collateral and a loss would result from the difference between the value of the security “bought-in” and the value of the collateral held.  The Company has never experienced a broker default.

9.        Derivative Financial Instruments

                              Foreign Exchange Contracts — Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.  Unrealized gains in other assets were $9.2 million and $4.4 million as of September 30, 2003 and December 31, 2002, respectively.  Unrealized losses in other liabilities were $8.8 million and $4.5 million as of September 30, 2003 and December 31, 2002, respectively.  These gains and losses were reduced by offsetting balances with the same counterparty where a master netting agreement exists.  These contracts have not been designated as hedging instruments, therefore, all changes in fair value are included in asset servicing fees.  The notional values of the Company’s foreign exchange contracts as of September 30, 2003 and December 31, 2002 were $1.7 billion and $0.7 billion, respectively.

                              Interest-Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company has experienced no terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. The effect of these agreements was to lengthen short-term variable rate liabilities into longer-term fixed rate liabilities. The contractual or notional amounts of interest rate swap agreements held by the Company were approximately $1.1 billion and $1.0 billion at September 30, 2003 and December 31, 2002, respectively.  These contracts had no cost and the fair values were approximately $(21.8) million and $(33.1) million at September 30, 2003 and December 31, 2002, respectively.  These fair values are included in the other liabilities category on the Company’s consolidated balance sheet.  These instruments have been designated as cash flow hedges.  Changes in fair value of effective portions are included as a component of other comprehensive income.  Changes in fair value of ineffective portions are included in net interest income.

                              Other - The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At September 30, 2003 and December 31, 2002, the Company had $759.0 million and $432.6 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities. Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

10.            Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank (‘FRB’) for the two-week period including September 30, 2003 was approximately $20.4 million.  In addition, the Company’s other assets category includes deposits totaling approximately $21.0 million, which were pledged to secure clearings with depository institutions.

Contingencies—The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, banks and insurance companies.  Core services include global custody, multicurrency accounting and mutual fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services.  Assets under custody and management, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there are no contingent liabilities at September 30, 2003 that are material to the consolidated financial position or results of operations of the Company.

In March 2003, a retroactive change in tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust. The Company’s income statement for the nine-month period ended September 30, 2003 reflects a net charge of $7.2 million, net of federal income tax benefit, representing the settled amount paid to the Massachusetts Department of Revenue.

On January 31, 2003, the Company was named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at  the Company’s Sacramento and Walnut Creek facilities.  The lawsuit was filed in the Superior Court of California, County of Sacramento. On July 23, 2003, the Company reached an agreement in principle with representatives of the plaintiffs to settle the case. As currently agreed, the settlement will not have a material impact on the Company’s business, financial condition or results of operations.  In anticipation of this settlement and related costs, the Company accrued a liability of approximately $1.0 million in the second quarter of 2003.  The settlement is subject to preliminary approval by the court, proper administration of payments to the class members and final approval by the court.

11.            Geographic Reporting

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue				Long-Lived Assets
	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,		September 30,	December 31,
Geographic Information:	2003	2002	2003	2002	2003	2002

United States	$337,518	$314,017	$113,594	$106,220	$150,929	$154,060
Ireland	13,424	8,322	5,033	3,046	7,131	773
Canada	1,505	1,477	698	445	34	5
Cayman Islands	56	63	18	21	—	—

Total	$352,503	$323,879	$119,343	$109,732	$158,094	$154,838

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 16% of the Company’s consolidated net operating revenues for the nine-month periods ended September 30, 2003 and 2002.  For the three-month periods ended September 30, 2003 and 2002, BGI accounted for approximately 17% of consolidated net operating revenues.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders of

Investors Financial Services Corp.

Boston, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of September 30, 2003, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002.  These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

November 7, 2003

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

                We provide a broad range of services to a variety of financial asset managers.  These include our core services of global custody, multicurrency accounting and mutual fund administration, as well as our value-added services, which are securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage services.  At September 30, 2003, we provided services for approximately $956 billion in net assets, including approximately $138 billion of foreign net assets.

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

                In March 2003, a retroactive change in tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust (‘REIT’). Our income statement for the nine-month period ended September 30, 2003 reflects a net charge in the amount of $7.2 million, net of federal income tax benefit, representing the settled amount paid to the Massachusetts Department of Revenue.

                On June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. (‘Opus’) and that our individual employee engaged in a breach of fiduciary duties and tortious interference with a contract.  Opus had been a subadviser to the Merrimac Funds, for which we act as investment adviser.  Upon the expiration of Opus’ contract on June 1, 2003, the Merrimac Funds elected not to re-appoint Opus as subadviser.  The lawsuit was filed in Superior Court in Worcester, Massachusetts and seeks unspecified damages.  We believe that the claims are without merit and intend to defend our rights vigorously.  On September 22, 2003, we filed a motion to dismiss all claims against us under the complaint.  We expect that the court will not rule on the motion to dismiss until the first quarter of 2004 at the earliest.

                On July 31, 2003, we signed an outsourcing agreement to provide fund accounting, custody and related services for Barclays Global Investors Canada, Ltd. (‘BGICL’).  We expect to complete most of the conversion of the $22 billion of BGICL assets to our systems by the end of 2003.

Revenue and Expense Overview

                We derive our revenue from providing financial asset administration services.  Although interest income and noninterest income are reported separately for financial statement presentation purposes, our service offerings are priced on a bundled basis.  In establishing a fee structure for a specific client, management analyzes all expected revenue and related expenses.  Accordingly, we believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results. Net operating revenue increased 9% to $352.5 million from $323.9 million for the nine months ended September 30, 2003 and 2002, respectively.  Net operating revenue increased 9% to $119.3 million from $109.7 million for the three months ended September 30, 2003 and 2002, respectively.  Net income increased 18% to $59.8 million for the nine months ended September 30, 2003 from $50.6 million for the same period in 2002.  For the three months ended September 30, 2003, net income was $26.4 million, up 53% from $17.3 million for the same period in 2002.

    Net operating income for the nine months ended September 30, 2003 was $67.0 million, up 32% from $50.6 million for the same period in 2002.  Net operating income for the nine months ended September 30, 2003 excludes the net $7.2 million charge, net of federal income tax benefit, relating to a retroactive change in Massachusetts tax law discussed throughout this report.  During 2003, the Company ceased taking the deduction for dividends paid by the REIT and the effect of this action will increase the effective tax rate to approximately 31.5% for the year. Management considers net operating income to be a more useful depiction of our actual results of operations.

                The following table represents a reconciliation between earnings presented on the face of our Statement of Income and the non-GAAP measure of net operating income referenced in this section:

GAAP Earnings

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Income before taxes	$97,547	$72,345	$38,545	$24,670
Provision for income taxes	37,711	21,704	12,141	7,401
Net income	$59,836	$50,641	$26,404	$17,269
Earnings per share:
Basic	$0.92	$0.79	$0.41	$0.27

Diluted	$0.90	$0.76	$0.40	$0.26

Operating Earnings

	For the Nine Months Ended			For the Three Months Ended
	September 30,			September 30,
	2003		2002	2003	2002

Income before taxes	$97,547		$72,345	$38,545	$24,670
Provision for income taxes	30,511	(1)	21,704	12,141	7,401
Net income	$67,036		$50,641	$26,404	$17,269
Earnings per share:
Basic	$1.03		$0.79	$0.41	$0.27

Diluted	$1.01		$0.76	$0.40	$0.26

(1)          Provision for the nine months ended September 30, 2003 excludes a tax charge of $7.2 million, net of federal income tax benefit, related to a retroactive tax law change by the Commonwealth of Massachusetts disallowing a 95% dividends received deduction on dividends that the Bank received from its wholly-owned REIT.  The effect of the exclusions is an increase of $0.11 per diluted share and basic share.

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

                If the value of equity assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 3% in our earnings per share.  If the value of fixed income assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 2% in our earnings per share.  In practice, earnings per share do not track precisely to the value of the equity markets because conditions present in a market increase or decrease may generate offsetting increases in other revenue items.  For example, market volatility often results in increased transaction fee revenue.  Also, market declines may result in increased interest income and sweep fee income as clients move larger amounts of assets into cash management vehicles that we offer.  As a result, our earnings have remained strong despite steep declines in the broad equity markets in 2000, 2001 and 2002.  However, there can be no assurance that these offsetting revenue increases will occur during any future downturn in the equity markets.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on both the carrying value of certain assets and net income, are considered critical accounting policies.  We consider the following to be our critical accounting policies: derivatives, valuation of goodwill, capitalized costs of software developed for internal use, other than temporary impairment of securities, accounting for stock options, and revenue recognition.  There have been no significant changes in the methods or assumptions used in the accounting policies that required material estimates and assumptions during the nine months ended September 30, 2003.  Senior management has discussed these critical accounting policies with the audit committee and the auditors.

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

We measure the changes in fair value of our hedge-designated interest rate swap derivatives against the changes in expected cash flows of the underlying hedged transactions for each reporting period.  This process involves the estimation of the expected future cash flows of hedged transactions.  Interest rate swaps are valued using a nationally recognized swap valuation model.  The LIBOR (London Interbank Offered Rate) curve in this model serves as the basis for computing the market value of the swap portfolio.  If interest rates increase, the swaps would gain in value.  Conversely, if interest rates decrease there would be a corresponding decline in the market value of the swap portfolio.  Changes in conditions or the occurrence of unforeseen events could affect the timing of the recognition of changes in fair value of certain hedging derivatives.  The measurement of fair value is based upon market values; however, in the absence of quoted market values, measurement involves valuation estimates.  These estimates are based on methodologies deemed appropriate in the circumstances.  However, the use of alternative assumptions could have a significant effect on estimated fair values.

We experienced hedge ineffectiveness equivalent to $1.1 million for the nine months ended September 30, 2003, which is included in our interest expense.  At September 30, 2003, the contractual or notional amounts of our interest rate swap agreements were approximately $1.1 billion.  These derivatives have a fair value of approximately $(21.8) million and are included in the other liabilities category of our consolidated balance sheet.  These swaps have been designated as cash flow hedges and changes in fair value are recognized in other comprehensive income.

At September 30, 2003, we had $759.0 million of fixed price purchase contracts outstanding.  There was no associated unrealized gain or loss for these purchase contracts.  These contracts to purchase investment securities are designated as cash flow hedges and changes in fair value are recognized in other comprehensive income.

We also enter into foreign exchange contracts with clients and seek to enter into matched positions with another bank.  These contracts are subject to market valuations of foreign currencies.  Gains and losses from such fluctuations are netted and recorded as an adjustment to asset servicing fees.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on our consolidated balance sheet.  Unrealized gains in other assets were $9.2 million and unrealized losses in other liabilities were $8.8 million at September 30, 2003.  The foreign exchange contracts have been reduced by balances with the same counterparty where a master netting agreement exists.  These contracts have not been designated as hedging instruments.  Therefore, all changes in fair value are included in asset servicing fees.

Valuation of goodwill

For acquisitions accounted for under the purchase method, we are required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates may result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques. In evaluating the recorded goodwill for impairment, management must estimate the fair value of the reporting units that have goodwill. We view the Company as one segment and one reporting unit; therefore, the valuation of the fair value of our entity is evaluated at the consolidated level.  The valuation requires estimates of future performance and is susceptible to changes in the capital market environment.

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

Accounting for stock options

We measure compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost as the difference between the exercise price of options granted and the fair market value of our stock at the measurement date, which is generally the date of grant. Generally, options granted have an exercise price equivalent to the fair market value at the measurement date.  Accordingly, no compensation cost has been recorded.  Alternatively, we could choose to record compensation expense using the fair value method.  The fair value method utilizes significant assumptions such as volatility, expected life of the option, risk-free interest rates as well as a dividend yield in a Black-Scholes valuation model to calculate the amount of compensation expense.  Under the fair value method, the compensation expense calculated is recognized over the vesting period of the options.  The expected life of an option and the volatility of the underlying stock determine a majority of the value of an option and its ultimate compensation cost.  As such, the longer the option life or the higher the volatility of the underlying stock, the higher the value of the option and the higher the related compensation cost to us.   If we had recognized compensation expense under the fair value method, compensation expense relating to stock options would have been $6.4 million and $2.9 million for the nine months and three months ended September 30, 2003, respectively.

Revenue recognition

We recognize revenue from asset servicing and investment advisory services based on contractual terms signed by our clients.  Generally, revenue is accrued by multiplying average or month-end net assets by contracted rates.  Revenue is considered earned daily as transactions are processed or services are provided and is accrued monthly.   We recognize revenue from our value-added services, such as foreign exchange, securities lending and cash management services based on the specific type of transaction volume.  Value-added service revenue is earned daily as transactions are processed or services are provided and is accrued monthly.  Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument.  Revenue on interest-earning assets is earned daily and accrued monthly.

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

Certain Factors That May Affect Future Results

                From time to time, information provided by us, statements made by our employees, or information included in our filings with the SEC (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, annual dividend payments, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses, the effect on earnings of changes in equity values, timing of client conversions and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our operating results are subject to fluctuations in interest rates and the securities markets.

                A significant portion of our fees are based on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed.  Current market conditions, including the recent volatility in the equity markets, can have a material effect on our asset-based fees.  While reductions in asset servicing fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will likely have an adverse impact on our earnings.  Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  Also, our net interest income is earned by investing depositors’ funds and making loans.  Rapid changes in interest rates and/or the relationship between short-term and long-term interest rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results.

A material portion of our revenues is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’) and related entities.

                As a result of our recent selection to service assets for Barclays Global Investors Canada, Ltd., our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 16% and 17% of our net operating revenue during the nine months and three months ended September 30, 2003, respectively.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons.  The loss of BGI’s business would cause our net operating revenue to decline and may have an adverse effect on our quarterly and annual results.

We may incur losses due to operational errors

                The services that we provide require complex processes and interaction with numerous third parties.  While we maintain sophisticated computer systems and a comprehensive system of controls, and our operational history has been excellent, from time to time we may make operational errors for which we are responsible to our clients.  In addition, even though we maintain appropriate errors and omissions and other insurance policies, an operational error could result in significant liability to us and may have a material adverse effect on our results of operations.

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

                Integration of acquisitions and outsourcing transactions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition or outsourcing transaction will be accretive to our earnings per share.  Any future acquisitions or outsourcing transactions will present similar challenges. These acquisitions or outsourcing transactions can also consume a significant amount of management’s time.

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

Results of Operations

Comparison of Operating Results for the Nine Months and the Three Months Ended September 30, 2003 and 2002

Net Operating Revenue

                The components of net operating revenue are as follows (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2003	2002	Change	2003	2002	Change

Net interest income	$111,627	$104,131	7%	$35,262	$35,235	0%
Noninterest income	240,876	219,748	10%	84,081	74,497	13%

Total net operating revenue	$352,503	$323,879	9%	$119,343	$109,732	9%

Net Interest Income

                Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The table below presents the change in net interest income resulting from change in the volume of interest-earning assets or interest-bearing liabilities and change in interest rates for the nine months and three months ended September 30, 2003 compared to the same periods in 2002. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Nine Months Ended September 30, 2003			For the Three Months Ended September 30, 2003
	Change	Change		Change	Change
	Due to	Due to		Due to	Due to
	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$(233)	$(188)	$(421)	$(246)	$(150)	$(396)
Investment securities	49,758	(54,157)	(4,399)	17,039	(22,016)	(4,977)
Loans	251	(492)	(241)	63	(121)	(58)

Total interest-earning assets	$49,776	$(54,837)	$(5,061)	$16,856	$(22,287)	$(5,431)

Interest-bearing liabilities:
Deposits	$9,039	$(12,118)	$(3,079)	$2,939	$(3,222)	$(283)
Borrowings	11,191	(20,669)	(9,478)	4,809	(9,984)	(5,175)

Total interest-bearing liabilities	$20,230	$(32,787)	$(12,557)	$7,748	$(13,206)	$(5,458)

Change in net interest income	$29,546	$(22,050)	$7,496	$9,108	$(9,081)	$27

                Net interest income was $111.6 million for the nine months ended September 30, 2003, up 7% from the same period in 2002, due to a decrease in interest expense paid on borrowings offset by a slight decrease in interest income earned on investments. We earned lower yields on assets, as maturing assets were reinvested at lower market rates.  Interest expense declined due to the continued decline in the Federal Funds target rate, which is the primary index for our funding.  Repurchase agreements and client deposits are our primary sources of funding for the growth of interest-earning assets.

                Net interest income was $35.3 million for the three months ended September 30, 2003, flat compared to the same period in 2002.  Our net interest margin for this period was maintained due to the increase in volume of our assets and liabilities keeping pace with the decline in the interest rate environment.

                As indicated in the net interest margin table below, the average yield on interest-earning assets was 3.29% for the nine months ended September 30, 2003, down 113 basis points from the same period in 2002. The average rate paid on interest-bearing liabilities was 1.35% for the nine months ended September 30, 2003, down 78 basis points from the same period in 2002. These decreases reflect the lower interest rate environment for the nine months ended September 30, 2003 compared to the same period in 2002.  The average Federal Funds target rate for the nine months ending September 30, 2003 was 1.13% compared to an average rate of 1.75% for the same period in the prior year.  The average Prime rate for the nine months ended September 30, 2003 was 4.15% compared to an average rate of 4.75% for the comparative prior year period.

                The average yield on interest-earning assets was 2.99% for the three months ended September 30, 2003, down 126 basis points from the same period in 2002.  The average rate paid on interest-bearing liabilities was 1.28% for the three months ended September 30, 2003, down 82 basis points from the same period in 2002. Again, these decreases reflect the lower rate environment for the three months ended September 30, 2003. The effect on net interest income due to changes in rates for the nine months and three months ended September 30, 2003 was a decrease of $22.1 million and $9.1 million, respectively.

                The net interest margin decreased 45 basis points to 2.04% and decreased 54 basis points to 1.81% for the nine months and three months ended September 30, 2003, respectively, compared to the same periods last year. Our net interest margin compressed as we continued to experience high volumes of prepayments which causes us to reinvest these cash flows in lower yielding assets.  In addition, the historical low level of interest rates limits our ability to price our liabilities lower and remain competitive.  Overall, our asset yields have declined more rapidly than our funding costs.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$31,311	$259	1.10%	$54,144	$680	1.67%
Investment securities(1)	7,145,534	176,995	3.30%	5,411,656	181,394	4.47%
Loans	120,955	2,650	2.92%	110,747	2,891	3.48%
Total interest-earning assets	7,297,800	179,904	3.29%	5,576,547	184,965	4.42%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	604,006			346,813
Total assets	$7,901,706			$5,923,260

Interest-bearing liabilities:
Deposits:
Demand	$—	$—	—	$1,100	$4	0.48%
Savings	2,413,323	28,697	1.59%	1,797,890	31,749	2.35%
Time	231	1	0.58%	1,862	24	1.72%
Securities sold under repurchase agreements	3,281,576	22,385	0.91%	2,379,131	23,888	1.34%
Trust preferred stock (2)	24,000	1,758	9.77%	24,889	1,852	9.92%
Other borrowings (3)	1,022,343	15,436	2.01%	865,927	23,317	3.59%
Total interest-bearing liabilities	6,741,473	68,277	1.35%	5,070,799	80,834	2.13%
Noninterest-bearing liabilities:
Demand deposits	230,967			182,606
Savings	132,880			120,666
Noninterest-bearing time deposits	107,692			90,000
Other liabilities	216,574			75,971
Total liabilities	7,429,586			5,540,042
Equity	472,120			383,218
Total liabilities and equity	$7,901,706			$5,923,260
Net interest income		$111,627			$104,131
Net interest margin (4)			2.04%			2.49%
Average interest rate spread (5)			1.94%			2.29%
Ratio of interest-earning assets to interest-bearing liabilities			108.25%			109.97%

          (1)    Average yield/cost on available for sale securities is based on amortized cost.

          (2)    Effective July 1, 2003, the Company adopted provisions of SFAS 150, which resulted in a reclassification of the trust preferred stock from mezzanine financing to liabilities.

   (3)    Interest expense includes prepayment fees of $1.1 million and $5.0 million for 2003 and 2002, respectively.

   (4)    Net interest income divided by total interest-earning assets.

          (5)    Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Noninterest Income

                Noninterest income was $240.9 million for the nine months ended September 30, 2003, up 10% from the same period in 2002, and was $84.1 million for the three months ended September 30, 2003, up 13% from the same period in 2002.  Noninterest income consists of the following items (Dollars in thousands):

	For the Nine Months Ended			For the Three Months Ended
	September 30, 2002			September 30, 2002
	2003	2002	Change	2003	2002	Change

Core service fees:
Custody, accounting and administration	$184,151	$172,857	7%	$65,314	$57,666	13%

Ancillary service fees:
Foreign exchange	25,984	18,706	39%	9,161	7,669	19%
Cash management	15,787	12,362	28%	5,120	4,416	16%
Securities lending	6,918	8,605	(20)%	2,076	2,362	(12)%
Investment advisory	5,235	5,413	(3)%	1,657	1,817	(9)%
Other service fees	937	160	486%	317	52	510%
Total ancillary service fees	54,861	45,246	21%	18,331	16,316	12%

Total asset servicing fees	239,012	218,103	10%	83,645	73,982	13%

Other operating income	1,864	1,645	13%	436	515	(15)%

Total noninterest income	$240,876	$219,748	10%	$84,081	$74,497	13%

Asset servicing fees for the nine months ended September 30, 2003 increased 10% to $239.0 million and increased 13% to $83.6 million for the three months ended September 30, 2003 from the same periods in 2002.  The largest components of asset servicing fees are custody, accounting and administration, which are based in part on assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide global custody or multicurrency accounting.  Total net assets processed at September 30, 2003 increased $171 billion to $956 billion compared to $785 billion at December 31, 2002, and increased $59 billion from $897 billion at June 30, 2003.  The change in net assets processed includes the following components (Dollars in billions):

	For the Nine Months Ended	For the Three Months Ended
	September 30, 2003	September 30, 2003
Further penetration of existing clients	$34	$25
New clients	1	1
Lost clients	(2)	—
Fund flows and market appreciation	138	33
Net change in assets processed	$171	$59

The increases in asset servicing fees were driven by our ability to sell to new and existing clients.  Additionally, the positive capital market environment during the year has created several new business opportunities including Barclays Global Investors Canada, Ltd.

Transaction-driven income includes our ancillary services, such as foreign exchange, cash management and securities lending. Foreign exchange fees were $26.0 million for the nine months ended September 30, 2003, up 39% from the same period in 2002, and were $9.2 million for the three months ended September 30, 2003, up 19% from the same period in 2002.  The increases in foreign exchange fees are attributable to further penetration of existing clients, the addition of new clients, higher transaction volumes and increased volatility within the currencies traded by our clients.  Cash management fees, which consist of sweep fees, were $15.8 million for the nine months ended September 30, 2003, up 28% from the same period in 2002, and were $5.1 million for the three months ended September 30, 2003, up 16% from the same period in 2002. These increases are primarily due to increased client balances.  Securities lending fees were $6.9 million for the nine months ended September 30, 2003, down 20% from the same period in 2002, and were $2.1 million for the three months ended September 30, 2003, down 12% from the same period in 2002 due to a smaller lending book and narrower spreads.  Investment advisory service fees were $5.2 million for the nine months ended September 30, 2003, flat compared to the same period in 2002, and were $1.7 million for the three months ended September 30, 2003, down 9% compared to the same period in 2002 due to lower average asset balances in the Merrimac Master Portfolio, an investment company for which we act as advisor.  Other services fees were $0.9 million for the nine months ended September 30, 2003, up 486% from the same period in 2002, and were $0.3 million for the three months ended September 30, 2003, up 510% from the same period in 2002.  The increases were primarily attributed to commission income earned from the Company’s broker-dealer subsidiary, which began operations in late 2002.

                Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (‘FHLBB’) stock investment and miscellaneous fees for systems consulting services.  For the nine months ended September 30, 2003, other operating income increased 13% compared to the same period last year due to client systems development projects.  For the three months ended September 30, 2003, other operating income decreased 15% compared to the same period last year due primarily to a decrease of 70 basis points on the rate paid by the FHLBB on our stock investment.

Operating Expenses

Total operating expenses were $255.0 million for the nine months ended September 30, 2003, flat compared to the same period in 2002. For the three months ended September 30, 2003, total operating expenses were $80.8 million, down 5% from the same period in 2002.  The components of operating expenses were as follows (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2003	2002	Change	2003	2002	Change

Compensation and benefits	$143,309	$146,819	(2)%	$42,574	$47,951	(11)%
Technology and telecommunications	29,020	30,070	(3)%	10,170	10,004	2%
Transaction processing services	23,624	26,078	(9)%	7,285	8,764	(17)%
Occupancy	21,820	18,247	20%	7,290	6,841	7%
Depreciation and amortization	20,233	11,179	81%	7,548	4,540	66%
Professional fees	5,234	4,968	5%	1,493	1,752	(15)%
Travel and sales promotion	3,315	4,217	(21)%	1,247	1,463	(15)%
Other operating expenses	8,401	9,956	(16)%	3,191	3,747	(15)%

Total operating expenses	$254,956	$251,534	1%	$80,798	$85,062	(5)%

                Compensation and benefits expense was $143.3 million for the nine months ended September 30, 2003, flat compared to the same period last year.  Compensation and benefits expense was $42.6 million for the three months ended September 30, 2003, down 11% compared to the same period in 2002 due to lower headcount, lower incentive compensation and efficiencies gained through technology enhancements.

                Transaction processing services expense was $23.6 million for the nine months ended September 30, 2003, down 9% from the same period in 2002, and was $7.3 million for the three months ended September 30, 2003, down 17% from the same period in 2002.  These decreases were primarily the result of the conversion of BGI to our subcustodian system in late 2002 and other efficiencies gained through the completion of the Chase conversion in 2002.

                Occupancy expense was $21.8 million for the nine months ended September 30, 2003, up 20% from the same period in 2002, and was $7.3 million for the three months ended September 30, 2003, up 7% from the same period in 2002.  These increases were primarily due to increased space in our Boston and Dublin offices to support the growth of our business.

                Depreciation and amortization expense was $20.2 million for the nine months ended September 30, 2003, up 81% from the same period in 2002, and was $7.5 million for the three months ended September 30, 2003, up 66% from the same period in 2002. These increases resulted from completion of capitalized software projects in late 2002 and early 2003 and their placement into service.

                Other operating expenses, including travel and sales promotion, decreased due to strict management of discretionary expenses and the completion of the BGI conversion in 2002.

Income Taxes

Our effective tax rate, exclusive of the $7.2 million charge relating to a retroactive change in Massachusetts tax law, was 31.3% for the nine months ended September 30, 2003, compared to an effective rate of 30.0% for the same period in the prior year.  The primary reason for the increase in effective rate is due to the Company no longer taking the dividends received deduction for dividends paid by the REIT to the Bank.  Tax expense for the nine months ended September 30, 2003 was $37.7 million, up from $21.7 million for the same period last year.  The increase is due to the $7.2 million one-time charge relating to a retroactive change in Massachusetts tax law, along with an increase of income before tax of approximately $25.2 million.

Financial Condition

            Total assets increased $1.3 billion, or 19%, to $8.6 billion at September 30, 2003 from $7.2 billion at December 31, 2002.  Asset growth is primarily attributable to increases in the held to maturity and available for sale investment portfolios, specifically mortgage-backed and federal agency securities. Average interest-earning assets increased $1.7 billion, or 31% and $1.8 billion, or 30% for the nine months and three months ended September 30, 2003, respectively, compared to the same periods last year.  Funding for our asset growth was provided by a combination of an increase in average client balances of approximately $1.1 billion and average external borrowings of approximately $0.6 billion for the nine months ended September 30, 2003.

Investment Portfolio

Our investment portfolio is used to invest depositors’ funds and is a component of our asset processing business.  In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services.

The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	September 30,	December 31,
	2003	2002
Securities held to maturity (at amortized cost):
Mortgage-backed securities	$2,022,608	$2,034,430
Federal agency securities	1,845,416	1,287,238
State and political subdivisions	127,495	117,021
Total securities held to maturity	$3,995,519	$3,438,689

Securities available for sale (at fair value):
Mortgage-backed securities	$3,277,072	$2,759,793
State and political subdivisions	356,617	307,292
Corporate debt	177,404	174,499
US Treasury securities	113,855	—
Federal agency securities	29,948	30,881
Foreign government securities	9,233	—
Total securities available for sale	$3,964,129	$3,272,465

The overall increases in the held to maturity and available for sale portfolios are attributable to investing excess cash and borrowed funds to effectively utilize the Bank’s capital.  Our held to maturity portfolio increased $556.8 million, or 16%, to $4.0 billion at September 30, 2003 from $3.4 billion at December 31, 2002.  As we continue to grow our balance sheet, we purchase investment securities that will protect our net interest margin while maintaining an acceptable risk profile.  The increase in the held to maturity portfolio stems primarily from purchases of Federal agency securities, particularly those issued by the Small Business Administration (‘SBA’).  SBA securities provide an attractive yield with limited credit risk and prepayment risk in a rapidly changing interest rate environment.  The weighted average life of the SBA securities correspond with our overall asset liability strategy.  SBA securities are variable rate securities indexed to the Prime rate and are purchased with an intent and ability to hold to maturity.

                Our available for sale portfolio increased $691.7 million, or 21%, to $4.0 billion at September 30, 2003 from $3.3 billion at December 31, 2002.  The increase in the available for sale portfolio is primarily due to an increase in mortgage-backed securities of $517.3 million, or 19%, and the addition of $113.9 million of U.S. Treasury securities.  In an effort to maintain our net interest margin, we have increased our position in mortgage-backed securities.  As interest rates are likely to begin to rise, causing prepayments on existing mortgage-backed securities begin to slow, floating rate and hybrid mortgage-backed securities offer a healthy effective yield and limited extension risk, which aligns with our asset liability strategy.  Refer to the gap analysis under “Market Risk” below for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

We also invest in municipal securities to generate stable, tax advantaged income.  Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but the after-tax yields at current tax rates are more favorable.  Municipal securities are subject to credit risk.  However, all municipal securities that we invest in are insured and are rated AAA.

The average balance of our combined investment portfolio for the nine months ended September 30, 2003 was $7.1 billion, with an average yield of approximately 3.30%, compared to an average balance of $5.4 billion and an average approximate yield of 4.47% for the same period last year.  The average balance of our combined investment portfolio for the three months ended September 30, 2003 was $7.6 billion, with an average yield of approximately 3.01%, compared to an average balance of $5.8 billion and an average approximate yield of 4.32% for the same period last year.

Loan Portfolio

                Our loan portfolio increased $23.1 million, or 16%, to $166.8 million at September 30, 2003 from $143.7 million at December 31, 2002. The overall increase in the loan portfolio is primarily attributable to the increase in the volume of client overdrafts from December 31, 2002 to September 30, 2003. The balance of client overdraft loans at September 30, 2003 was $90.8 million compared to $73.0 million at December 31, 2002.  These extensions of credit are secured by freely tradable securities held in custody by us for the borrower.

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

                At September 30, 2003, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

                Our credit loss experience has been excellent.  There have been no loan charge-offs in our history.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of September 30, 2003, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has recorded an allowance for loan losses of $0.1 million at September 30, 2003.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Repurchase Agreements and Short-Term and Other Borrowings

                Asset growth was funded in part by increased securities sold under repurchase agreements.  Repurchase agreements increased $1.0 billion, or 45%, to $3.3 billion at September 30, 2003 from $2.3 billion at December 31, 2002.  We use repurchase agreements, including client repurchase agreements, because they provide a more favorable source of funding than other short-term borrowings in terms of the cost of these borrowings.  The average balance of securities sold under repurchase agreements for the nine months ended September 30, 2003 was $3.3 billion with an average cost of approximately 0.91%, compared to an average balance of $2.4 billion and an average cost of approximately 1.34% for the same period last year. The average balance of securities sold under repurchase agreements for the three months ended September 30, 2003 was $3.3 billion with an average cost of approximately

0.84%, compared to an average balance of $2.5 billion and an average cost of approximately 1.38% for the same period last year.

                Short-term and other borrowings decreased $0.1 billion, or 17%, to $0.6 billion at September 30, 2003 from $0.7 billion at December 31, 2002.  We use short-term and other borrowings to offset variability of deposit flow.  The average balance of short-term and other borrowings for the nine months ended September 30, 2003 was $1.0 billion with an average cost of approximately 2.01%, compared to an average balance of $0.9 billion and an average cost of approximately 3.59% for the same period last year. The average balance of short-term and other borrowings for the three months ended September 30, 2003 was $1.3 billion with an average cost of approximately 1.57%, compared to an average balance of  $0.9 billion with an average cost of 3.67% for the same period last year.

                The average cost of borrowing for the nine months ended September 30, 2003, included a second quarter prepayment fee of $1.1 million.  This fee was incurred to employ an asset-liability strategy in which we prepaid a high cost borrowing with a new borrowing at a lower rate and purchased assets with a similar maturity to lock in spread.  We employed the same strategy in 2002, in which the average cost for the three and nine months ended September 30, 2002 included $2.2 million and $5.0 million in prepayment fees, respectively.

Market Risk

                We engage in investment activities to accommodate clients’ cash management needs and to contribute to overall corporate earnings.  Our clients, in the course of their financial asset management, maintain cash balances, which they can deposit with us on a short-term basis in interest-bearing accounts.  We either directly invest these cash balances to earn interest income, or place these deposits in third-party vehicles and remit a portion of the earnings on these investments to our clients after deducting a fee as our compensation for the investment. In the conduct of these activities, we are subject to market risk.  Market risk is the risk of an adverse financial impact from changes in market prices and interest rates.  The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility.

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

                The results of the income simulation model as of September 30, 2003 and 2002 indicated that an upward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 7.94% and 2.84%, respectively.  A downward shift of 200 basis points would result in a decrease in projected net interest income of 25.31% and 13.97% at September 30, 2003 and 2002, respectively.  As discussed above, a 200 basis point reduction would move some rates into a negative position, which is not likely to occur, therefore, those interest rates were lowered to zero for purposes of the income simulation model.

                We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the table below, at September 30, 2003, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us.  Generally speaking, falling interest rates would lead to net interest income that is higher than it would have been; rising rates would lead to lower net interest income.  However, at the current absolute level of interest rates, lower interest rates may also lead to lower net interest income due to a diminished ability to lower the rates paid on interest-bearing liabilities, including certain client funds, as rates approach zero.  Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at September 30, 2003 (Dollars in thousands):

	Within Three	Three to Six	Six to Twelve	One Year to	Over Five
	Months	Months	Months	Five Years	Years	Total

Interest-earning assets (1):
Investment securities (2)	$4,296,921	$619,044	$901,457	$1,762,140	$380,086	$7,959,648
Loans—variable rate	166,876	—	—	—	—	166,876
Loans—fixed rate	12	—	—	—	—	12
Total interest-earning assets	$4,463,809	$619,044	$901,457	$1,762,140	$380,086	$8,126,536
Interest-bearing liabilities:
Savings accounts	$3,436,955	$—	$—	$24,026	$—	$3,460,981
Interest rate contracts	(1,000,000)	90,000	180,000	730,000	—	—
Securities sold under repurchase agreements	3,148,458	—	—	200,000	—	3,348,458
Short-term and other borrowings	415,732	—	—	200,000	—	615,732
Trust preferred stock	—	—	—	24,000	—	24,000
Total interest-bearing liabilities	$6,001,145	$90,000	$180,000	$1,178,026	$—	$7,449,171
Net interest-sensitivity gap during the period	$(1,537,336)	$529,044	$721,457	$584,114	$380,086	$677,365
Cumulative gap	$(1,537,336)	$(1,008,292)	$(286,835)	$297,279	$677,365
Interest-sensitive assets as a percent of interest sensitive liabilities (cumulative)	74.38%	83.45%	95.43%	103.99%	109.09%
Interest-sensitive assets as a percent of total assets (cumulative)	52.17%	59.41%	69.95%	90.54%	94.99%

Net interest-sensitivity gap as a percent of total assets	(17.97)%	6.18%	8.43%	6.83%	4.44%
Cumulative gap as a percent of total assets	(17.97)%	(11.79)%	(3.35)%	3.47%	7.92%

          (1)    Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due.  Fixed-rate loans are included in the period in which they are scheduled to be repaid.

(2)            Mortgage-backed securities are included in the pricing category that corresponds with the earlier of their first repricing date or principal paydown schedule generated from industry sourced prepayment projections.

Liquidity

                Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

                Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, new deposits, securities sold under repurchase agreements, short-term borrowings, interest payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and the ability to generate liquidity through funding, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.06 per share for 2003 (approximately $3.9 million based upon 65,204,690 shares outstanding as of September 30, 2003).

                Our ability to pay dividends on Common Stock may depend on the receipt of dividends from the Bank. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks.  During all periods presented in this report, the Company did not require dividends from the Bank in order to fund the Company’s own dividends.  In addition, we may not pay dividends on our Common Stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities.  The Capital Securities were issued by Investors Capital Trust I, a Delaware statutory business trust sponsored by us, and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve.

                We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate.  The aggregate amount of these borrowing arrangements as of September 30, 2003 was $2.0 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

                We also have Master Repurchase Agreements in place with various counterparties.  Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount available under these borrowing arrangements at September 30, 2003 was $3.5 billion.

                We also have a borrowing arrangement with the FHLBB.  We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold.  We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.  The aggregate amount of borrowing available to us under this arrangement at September 30, 2003 was $2.8 billion.  The amount outstanding under this arrangement at September 30, 2003 was $0.5 billion.

Capital Resources

                Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  Capital expenditures have been incurred and operating leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $23.5 million and $38.7 million for the nine months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003, capital expenditures were comprised of approximately $11.7 million in capitalized software and projects in process, $6.5 million in leasehold improvements and $5.3 million in fixed assets.  For the nine months ended September 30, 2002, capital expenditures were comprised of approximately $25.2 million in capitalized software and projects in process and $11.0 million in fixed assets and $2.5 million in leasehold improvements.

                Stockholders’ equity at September 30, 2003 was $508.2 million, up 15% from December 31, 2002, primarily due to current year net income.  The ratio of stockholders’ equity to assets decreased to 5.9% at September 30, 2003 from 6.1% at December 31, 2002, primarily due to asset growth in investment securities funded by increases in securities purchased under resale agreements and customer deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003, that we meet all capital adequacy requirements to which we are subject.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003:
Total Capital (to Risk-Weighted Assets—the Company)	$436,865	17.17%	$203,605	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets—the Bank)	$433,098	17.02%	$203,533	8.00%	$254,416	10.00%
Tier 1 Capital (to Risk-Weighted Assets—the Company)	$436,765	17.16%	$101,802	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets—the Bank)	$432,998	17.02%	$101,766	4.00%	$152,650	6.00%
Tier 1 Capital (to Average Assets—the Company)	$436,765	5.28%	$331,165	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets—the Bank)	$432,998	5.23%	$330,921	4.00%	$413,652	5.00%

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets—the Company)	$374,102	15.51%	$192,915	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets—the Bank)	$369,498	15.32%	$192,915	8.00%	$241,143	10.00%
Tier 1 Capital (to Risk-Weighted Assets—the Company)	$374,002	15.51%	$96,457	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets—the Bank)	$369,398	15.32%	$96,457	4.00%	$144,686	6.00%
Tier 1 Capital (to Average Assets—the Company)	$374,002	5.50%	$272,132	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets—the Bank)	$369,398	5.43%	$272,104	4.00%	$340,130	5.00%

Under Massachusetts law, trust companies such as Investors Bank, like national banks, may pay dividends no more often than quarterly, and only out of “net profits” and to the extent that such payments will not impair Investors Bank’s capital stock and surplus account. Moreover, prior approval of the Commissioner of Banks of the Commonwealth of Massachusetts is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of Investors Bank to pay dividends to us may restrict our ability to pay dividends to our stockholders. During all periods presented in this report, the Company did not require dividends from the Bank in order to fund the Company’s own dividends.

The operations of our securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  Management believes, as of September 30, 2003, that Investors Securities Services, Inc. met all regulatory requirements to which it is subject.

Item 3.            Quantitative and Qualitative Disclosure about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.            Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the SEC.  Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of the date of the evaluation, our disclosure controls were effective.

As a result of the evaluation completed by us, and in which Messrs. Sheehan and Spinney participated, we have concluded that no changes occurred during our fiscal quarter ended September 30, 2003 in our internal controls over financial reporting, which changes have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

On June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. (‘Opus’) and that our individual employee engaged in a breach of fiduciary duties and tortious interference with a contract.  Opus had been a subadviser to the Merrimac Funds, for which we act as investment adviser.  Upon the expiration of Opus’ contract on June 1, 2003, the Merrimac Funds elected not to re-appoint Opus as subadviser.  The lawsuit was filed in Superior Court in Worcester, Massachusetts and seeks unspecified damages.  We believe that the claims are without merit and intend to defend our rights vigorously.  On September 22, 2003, we filed a motion to dismiss all claims against us under the complaint.  We expect that the court will not rule on our motion to dismiss until the first quarter of 2004 at the earliest.

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

(b)         A Form 8-K was furnished to the Securities and Exchange Commission on July 16, 2003 furnishing information pursuant to Items 9 (Regulation FD) and 12 (Results of Operation and Financial Condition) relating to the press release of Investors Financial Services Corp. dated July 16, 2003 reporting Investors Financial Services Corp.’s financial results for the fiscal quarter ended June 30, 2003.  In addition, a Form 8-K was furnished to the Securities and Exchange Commission on September 19, 2003 furnishing information pursuant to item 9 (Regulation FD).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date: November 12, 2003	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)