Form 10-K
period 2003-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2004-02-20
CIK 949589

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of Common Stock held by non-affiliates of the registrant was $1,807,090,067 based on the last reported sale price of $29.03 on The Nasdaq National Market on June 30, 2003 as reported by Nasdaq.

        As of January 31, 2004, there were 65,926,072 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such Proxy Statement are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS.

General

        Unless otherwise indicated or unless the context requires otherwise, all references in this Report to "Investors Financial," "we," "us," "our," or similar references mean Investors Financial Services Corp., together with our subsidiaries. "Investors Bank" or the "Bank" will be used to mean our subsidiary, Investors Bank & Trust Company, alone.

        We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, family offices, banks and insurance companies. We define these services as core services and value-added services. Our core services include global custody, multicurrency accounting and mutual fund administration. Our value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing, and brokerage and transition management services. At December 31, 2003, we provided services for approximately $1.1 trillion in net assets, including approximately $177 billion of foreign net assets.

        Investors Financial Services Corp. is a bank holding company. We were organized as a Delaware corporation in 1995. Our primary operating subsidiary is Investors Bank & Trust Company® which was founded in 1969 as a banking subsidiary of Eaton Vance Corp., an investment management firm. In 1995, we reorganized as a bank holding company, were spun-off to the stockholders of Eaton Vance and completed our initial public offering. We provide our services from offices in Boston, New York, Sacramento, Toronto, Dublin and the Cayman Islands.

Overview of the Asset Servicing Industry

        Asset managers invest and manage the financial assets entrusted to them. They do so using a broad range of financial products, including mutual funds, unit investment trusts, separate accounts, variable annuities and other products that pool together money from many investors. Asset servicing companies like ours perform various back and middle office services for asset managers and the pooled financial products they sponsor, allowing asset managers to focus on core competencies such as product development and distribution. In turn, asset servicing companies like ours provide non-core services such as the third-party safekeeping of assets and administrative services that also give investors more confidence in the integrity of their investments. The following discussion sets forth our view of the key drivers in today's asset servicing industry.

        Historical Financial Asset Growth.    While the rate of financial asset value growth decreased slightly in recent years, over the past ten years growth in financial assets under management has been strong. Factors driving this growth include an aging population, the privatization of retirement systems and the increased popularity of pooled investment products such as mutual funds. The total amount of U.S. financial assets held in mutual funds, life insurance companies, private pension funds and bank personal trust accounts was $13.9 trillion at December 31, 2002, up from $5.9 trillion in 1992, a compounded annual growth rate of approximately 9%. Mutual funds, a primary market for our services, hold a large portion of the money invested in pooled investment vehicles. Despite recent declines, the U.S. mutual fund market has grown at a compounded annual growth rate of approximately 14% since

1992, and held over $6 trillion in assets at December 31, 2002. The following table presents U.S. financial assets, including mutual funds (Dollars in billions):

	December 31, 2002	December 31, 1992	Compounded Annual Growth Rate
U.S. Financial Assets
Mutual Funds	$6,007.00	$1,625.50	13.96%
Life Insurance Companies	3,366.00	1,587.00	7.81
Private Pension Funds	3,686.00	2,051.40	6.04
Bank Personal Trusts and Estates	807.90	629.60	2.53

Total	$13,866.90	$5,893.50	8.93%

Source: Federal Reserve Bank

        Consolidation and Outsourcing Trends.    Another important factor affecting the industry is the consolidation of asset servicing providers. Since the early 1990s, a number of small and mid-size asset servicers have consolidated with larger service providers or divested their asset servicing operations to focus their finite resources on their core businesses. Also, numerous service providers have combined their operations with other companies. This ongoing consolidation has concentrated the industry around a smaller number of providers and presents us with opportunities for growth as clients review their relationships with existing service providers. In addition, as consolidated financial institutions dispose of businesses that do not fit with their core services, we may see opportunities to acquire those business lines.

        The unique operational philosophy of a particular asset management organization determines its view of asset servicing. The majority of asset managers hire third parties to provide custody services. Some use more than one custodian to foster cost reduction through competition. Large asset managers may have enough assets to justify the cost of providing in-house facilities to handle accounting, administration and transfer agency services. Smaller asset managers generally hire third parties to provide accounting, administration and transfer agency services in addition to custody services. Keeping abreast of developments like Internet data delivery, regulatory changes, decimalization of stock prices and compressed settlement cycles has forced significant increases in technology spending across the financial services industry. We believe that this increase in spending requirements has accelerated the pace at which asset managers outsource back office operations to asset servicers.

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

        Complex Investment Products.    Asset managers create different investment structures in an effort to capture efficiencies of larger pools of assets. One innovative example of this is the master-feeder structure. In the master-feeder structure, one or more investment vehicles (the "feeder funds") with identical investment objectives pool their assets in the common portfolio of a separate investment vehicle (the "master fund"). This structure permits each of the feeder funds to be sold to a separate target market or through a different distribution channel. The feeder fund, if it were a stand-alone fund, might not be large enough to support its operating costs. The feeder funds benefit from the economies of scale available to the larger pool of assets invested in the master fund.

        In addition, a growing number of mutual funds have been structured as multi-class funds or as multi-manager funds in order to address the differing requirements and preferences of potential investors. Multi-class arrangements allow an investment company to sell interests in a single investment portfolio to separate classes of stockholders. In this environment, investors have the option of purchasing multi-class fund shares with the commission structure that best meets their short-term and long-term investment strategy. Multi-manager funds have two or more investment managers, who may have different investing styles, managing the assets of one fund. Multi-manager funds allow an investor to invest along multiple style lines with a single investment.

        Another innovation in the mutual fund industry is the advent of exchange traded funds, or ETFs. ETFs are securities that replicate an index and are traded on a national securities exchange, usually the American Stock Exchange. Unlike investing in a conventional index mutual fund, investing in an ETF allows investors to buy and sell shares throughout the trading day at market prices. ETFs also offer potential tax efficiencies. According to an industry source, globally, ETF assets grew 39% from approximately $142 billion at year end in 2002 to $198 billion at year-end 2003.

        Asset managers have also expanded their reach in the global marketplace to capitalize on cross-border and multi-national marketing opportunities. This creates demand for asset servicing around the world and particular demand for value-added services like foreign exchange.

Our Strategy

        We believe that asset servicing companies operate most efficiently when bundling core services such as custody and accounting with value-added services such as securities lending and foreign exchange. We also believe that efficient integration of these services is critical to both service quality and profitability. In order to continue to grow our business, we pursue our core strategies.

        Maintain Our Technological Expertise.    One of our core strategies is to commit the necessary capital and resources to maintain our technological expertise. The asset servicing industry requires the technological capability to support a wide range of global security types, currencies, and complex portfolio structures. Asset servicers must also maintain the telecommunications flexibility to support the diversity of global communications standards. Technological change creates opportunities for product differentiation and cost reduction.

        Our Fund Accounting and Custody Tracking System, or FACTS™, is a single integrated technology platform that combines our service offerings into one solution for customers and can accommodate rapid growth in net assets processed. FACTS provides the following functions in a single information system:

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

        Maintain Our Expertise in Complex Products.    Another of our core strategies is to maintain our strength in the rapidly growing area of complex investment products. We have developed expertise in servicing master-feeder and multi-managed funds, limited partnerships and ETFs. We also have expertise in servicing the more complicated fund of funds and offshore fund structures. Because the design of FACTS allows us to effect modifications or enhancements quickly, we are able to respond rapidly to the systems requirements of complex structures.

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

        Cross-Sell Our Services.    We believe that our strong client relationships provide opportunities to cross-sell value-added services to broaden our customer relationships. Many of our clients have multiple pools of assets that they manage. Once a mutual fund complex becomes a client, we believe that complex is more likely to select us to service more funds, provide additional services, or both. For example, a mutual fund company may manage two or more families of mutual funds or an insurance company may manage a family of retail mutual funds and a series of mutual funds to offer variable annuity products. If we are engaged to provide services for only some of the pools of assets managed by our clients, we strive to expand the relationship to include more asset pools by providing superior client service. Also, some of our clients engage us to provide the core services of global custody and multicurrency accounting, but do not use us for value-added services like foreign exchange or cash management. We target expanding these relationships by increasing the number of services provided for each client.

Service Offerings

        We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, family offices, banks and insurance companies. We think of these services in two groupings: core services and value-added services.

Core Services	Value-Added Services
• Global Custody	• Securities Lending
• Multicurrency Accounting	• Foreign Exchange
• Mutual Fund Administration	• Cash Management
• Investment Advisory Services
• Middle Office Outsourcing
• Performance Measurement
• Institutional Transfer Agency
• Lines of Credit
• Brokerage and Transition Management Services

        Our value-added services help clients develop and execute their strategies, enhancing their returns, and evaluating and managing risk. We strive to maximize the use of our value-added services by our client base.

        Fees charged for core services vary from client to client based on the value of assets processed, the number of securities held and portfolio transactions. Generally, fees are billed to our clients monthly in arrears and, upon their approval, charged directly to their account. Fees charged for core services reflect the price sensitivity of the market for such services. Fees charged for value-added services reflect a more favorable pricing environment for us, and we can increase activity in these areas without a necessarily proportionate increase in personnel or other resources. We also derive net interest income by investing cash balances that our clients leave on deposit with us. Our share of earnings from these investments is viewed as part of the total compensation that our clients pay us for servicing their assets.

        The following is a description of the various services we offer:

Core Services

        Global Custody.    Global custody entails the safekeeping of securities for clients and settlement of portfolio transactions. Our net assets processed have grown from $22 billion at October 31, 1990 to $1.1 trillion at December 31, 2003. At December 31, 2003, our foreign net assets processed totaled approximately $177 billion.

        In order to service our clients worldwide, we have established a network of global subcustodians in 99 markets. Since we do not have our own branches in these countries, we are able to operate in the foreign custody arena with minimal fixed costs, while our clients benefit from the ability to use a single custodian, Investors Bank, for all of their international investment needs.

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

        Mutual Fund Administration.    Mutual fund administration services include management reporting, regulatory reporting, compliance monitoring, tax accounting and return preparation, and partnership administration. In addition to these ongoing services, we also provide mutual fund start-up consulting services, which typically include assistance with product definition, service provider selection, and fund structuring and registration. We have worked with a number of investment advisors to assist them in the development of new mutual funds and other pooled investment vehicles.

Value-Added Services

        Securities Lending.    Securities lending involves the lending of clients' securities to brokers and other institutions for a fee. Receipt of securities lending fees improves a client's return on the underlying securities. We act as agent for our clients for both international and domestic securities lending services.

        Foreign Exchange.    We provide foreign exchange services to facilitate settlement of international securities transactions for funds and other accounts and to convert income payments denominated in a non-base currency to base dollars. By using us rather than a third-party foreign exchange bank to perform these functions, clients can reduce the amount of time spent coordinating currency delivery and monitoring delivery failures and claims.

        Cash Management.    We provide a number of investment options for cash balances held by our clients. Typically, we have a standing arrangement to sweep client balances into one or more investments, including deposit accounts, short-term funds and repurchase agreements. This allows our clients to conveniently maximize their earnings on idle cash balances.

        Investment Advisory Services.    The Bank acts as investment advisor to the Merrimac Master Portfolio, an open-end investment management company registered under the Investment Company Act of 1940. The portfolio currently consists of a series of six master funds in a master-feeder structure. The Merrimac Cash Portfolio, the Merrimac Prime Portfolio and the Merrimac U.S. Government Portfolio are subadvised by Lincoln Capital Fixed Income Management Company, LLC. The Merrimac Treasury Portfolio and the Merrimac Treasury Plus Portfolio are subadvised by M&I Investment Management Corp. The Merrimac Municipal Portfolio is subadvised by ABN AMRO Asset Management (USA) LLC. At December 31, 2003, the total net assets of the portfolio approximated $7.0 billion. The portfolio's master funds serve as investment vehicles for seven domestic feeder funds and two offshore feeder funds whose shares are sold to institutional investors.

        Middle Office Outsourcing.    We also provide middle office outsourcing services to clients. Middle office outsourcing services represent the tasks that need to be performed for financial asset managers after they have initiated a particular trade to ensure accurate and timely trade processing and communications to any party who needs to receive the trades. We perform some or all of the following functions for our outsourcing clients: trade operations management, settlements, portfolio and fund accounting, fund administration, cash management, reconciliation, corporate actions, tax reclaims and tax filings, performance measurement, broker performance, and vendor data management.

        Performance Measurement.    Performance measurement services involve the creation of systems and databases that enable asset managers to construct, manage, and analyze their portfolios. Services include portfolio profile analysis, portfolio return analysis, and customized benchmark construction. Performance measurement uses data already captured by FACTS to calculate statistics and report them to asset managers in a customized format.

        Institutional Transfer Agency.    Transfer agency encompasses shareholder recordkeeping and communications. We provide these services only to institutional clients with a small number of shareholder accounts or omnibus positions of retail shareholders.

        Lines of Credit.    We offer credit lines to our clients for the purpose of leveraging portfolios, covering overnight cash shortfalls and other borrowing needs. We do not conduct retail banking operations. At December 31, 2003, we had gross loans outstanding to clients of approximately $200 million, which represented approximately 2% of our total assets. The interest rates charged on the Bank's loans are indexed to either the Prime rate or the Federal Funds rate. We have never had a loan loss. All loans are secured, or may be secured, by marketable securities and virtually all loans to individually managed account customers are due on demand.

        Brokerage and Transition Management Services.    In 2002, we began offering introducing broker-dealer services to clients by accepting customer orders, which we have elected to clear through a clearing broker-dealer. The clearing broker-dealer processes and settles customer transactions and maintains detailed customer records. This allows us to use the back office processing of the clearing broker-dealer while earning a commission on trades executed on behalf of clients. Transition management services are designed to assist the process of moving a portfolio from one asset manager to another in as seamless a manner as possible. Components of these services include planning and customizing a strategy for the transition, conducting performance analysis, and executing the transition in an efficient, risk-managed fashion. The brokerage services we offer do not include margin accounts, short selling or market making activities.

Sales, Marketing and Client Support

        We employ a direct sales staff that targets potential market opportunities, including investment management companies, insurance companies, family offices, banks and investment advisors. Sales personnel are primarily based at our headquarters in Boston, and are given geographic area sales responsibility. We also have sales personnel located in Dublin who are responsible for international markets. Included in the sales staff are individuals who are dedicated to marketing services to institutional accounts. Senior managers from all functional areas are directly involved in obtaining new clients, frequently working as a team with a sales professional.

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

        Financial information regarding our geographic reporting can be found in Note 21 of our Notes to Consolidated Financial Statements included in this Report.

Significant Clients

        Barclays Global Investors, N.A. ("BGI") accounted for approximately 16.4% of our consolidated net operating revenues for each of the years ended December 31, 2003 and 2002. No client other than BGI accounted for more than 5% of our net operating revenues for the years ended December 31, 2003 and 2002.

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

        The integrated nature of the FACTS architecture allows us to effect modifications and enhancements quickly. Swift modifications and enhancements result in increased processing quality and efficiency for our clients. These modifications and enhancements also help us implement service innovations for our clients. This integrated architecture helps differentiate us from our competitors. Technological enhancements and upgrades are an ongoing part of asset servicing that are necessary for asset administrators to remain competitive and to create information delivery mechanisms that add value to the information available as part of clearing and settling transactions. We have met and continue to meet these needs through standardized data extracts and automated interfaces developed over the past several years.

        These abilities help us add value to the custody and fund accounting information we gather by processing client assets. We have developed a comprehensive suite of standardized data extracts and reports and created automated interfaces that allow our clients to access the full range of custody and fund accounting data. We have also developed interfaces that allow our clients to connect electronically with our host systems and access data collected from clearance and settlement transactions in multiple currencies. Through these information-sharing tools, we are better equipped to supplement our custody and accounting services with foreign exchange services, asset and transaction reporting and monitoring services. Electronic linkages also position us to respond quickly to client requests.

        We use the Internet as a means to communicate with clients and external parties. Through the implementation of our strategic Internet plan, our goal is to position ourselves to take advantage of Internet technologies while providing secure value-added services to our clients. We utilize a secure extranet environment that provides the authentication, access controls, intrusion detection, encryption and firewalls needed to assure the protection of client information and assets. Internet-based applications provide our clients with secure access to their data over the Internet as well as flexible ad-hoc data query and reporting tools.

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

        Our current agreement with EDS obligates EDS to provide us with comprehensive data processing services and obligates us to utilize EDS' services for a significant amount of our data processing requirements. We are billed monthly for these services on an as-used basis in accordance with a predetermined pricing schedule for specific products and services. EDS began providing services for us in December 1990. Our current agreement with EDS is scheduled to expire on December 31, 2005. EDS also provides us with mainframe disaster recovery services.

        Each year we spend approximately 18-20% of revenue on technology. Because of our relationship with EDS and our system architecture, we are able to focus the majority of our technology spend on development, rather than support or infrastructure.

        Our trust processing services are provided by SEI Investments Company, located in Oaks, Pennsylvania. SEI is a global provider of asset management and investment technology solutions. We pay certain monthly service fees based upon usage. Our current agreement with SEI is scheduled to expire on December 31, 2005.

        Investors Bank maintains a comprehensive Business Continuity Plan ("BCP"). The program has been developed to comply with guidelines issued by various regulatory and industry bodies such as the Federal Financial Institutions Examination Council ("FFIEC"). The planning process begins with a business impact analysis which isolates critical business processes and determines their recoverability under various disruption scenarios. In addition to maintaining regional backup facilities for all offices, Bank locations are geographically diverse in order to allow recovery of essential functions to another location in the event of a wide spread disruption. In 2003, BCP staff conducted over 80 different tests to ensure technology infrastructure, facilities, and staff could respond and recover in a disaster.

        The securities industry is moving to a straight-through-processing environment where all trades will flow directly from a client's trading platform to our own system to produce a net asset value calculation. We have made substantial progress in completing the systems infrastructure and functional modifications required to provide straight-through-processing capabilities. We believe that we can accomplish the transition to a full straight-through-processing environment without adversely affecting our financial results, operations or the services we provide to our clients.

Competition

        We operate in a highly competitive environment in all areas of our business. Many of our competitors, including State Street Bank and Trust Company, JP Morgan Chase, The Bank of New York, Citigroup, Mellon, and PNC, possess substantially greater financial and marketing resources than we do and process a greater amount of financial assets. Other competitive factors include technological advancement and flexibility, breadth of services provided and quality of service. We believe that we compete favorably in these categories.

        Competition in the asset servicing industry, especially over the past decade, has impacted both pricing and margins in core services like global custody services and trustee services. Partially offsetting this more competitive pricing environment is the development of new services that have higher margins. Our continuous investment in technology has permitted us to offer value-added services to clients, such as middle office outsourcing, performance measurement, securities lending and foreign exchange, all on a global basis and at competitive prices. Technological evolution and service innovation have enabled us to generate additional revenue to offset competitive pricing in maturing service lines.

        We believe that our size, commitment to technology development and enhancement, and responsiveness to client needs provide the asset management industry with a very attractive asset servicing alternative to large money center banks and other asset servicers. As our competitors grow even larger through acquisition, we believe that our customized and highly responsive service offerings become even more attractive. While consolidation within the industry may adversely affect our ability to retain clients that have been acquired, it also creates opportunity for us as prospective clients review their relationships with existing service providers. In addition, consolidation among large financial institutions may enable us to acquire, at a reasonable price, asset servicing businesses that do not fit within the core focus of these new, consolidated financial institutions.

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

Employees

        On December 31, 2003, we had 2,413 employees. We maintain a professional development program for entry level staff. Successful completion of the program is required of most newly hired employees. This training program is supplemented by ongoing education on systems and technological developments and innovations, the industry and our client base.

        None of our employees are covered by collective bargaining agreements and we believe our relations with our employees are good.

Regulation and Supervision

        In addition to the generally applicable state and federal laws governing businesses and employers, we are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. Furthermore, the operations of our securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ("NASD"). Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system, the protection of consumers or classes of consumers or the furtherance of broad public policy goals, rather than the specific protection of stockholders of a bank or its parent company.

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

Investors Financial

        General.    As a registered BHC, Investors Financial is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System ("FRB") and by the Massachusetts Commissioner of Banks ("Commissioner.") We are required to file a report of our operations with, and are subject to examination by, the FRB and the Commissioner. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of nonbanking activities of nonbanking subsidiaries of BHCs and to order termination of ownership and control of a nonbanking subsidiary by a BHC.

        BHCA—Activities and Other Limitations.    The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, BHC or savings association, or increasing such ownership or control of any bank, BHC or savings association, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes adequately capitalized and managed BHCs, as determined by the FRB, to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching. In addition, as discussed more fully below, Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to mergers of BHCs.

        Unless a BHC becomes a financial holding company ("FHC") under the Gramm-Leach-Bliley Act of 1999 ("GLBA") (as discussed below), the BHCA also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting securities of any company that is not a bank or a BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. Before permitting a BHC to make such an investment, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices.

        The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as Investors Financial, that have not elected to be treated as FHCs. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activities, or that the FRB determines to be complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits a BHC that qualifies and elects to be treated as a FHC to engage in a significantly broader range of financial activities than BHCs, such as Investors Financial, that have not elected FHC status.

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

        Capital Requirements.    The FRB has adopted capital adequacy guidelines, which it uses in assessing the adequacy of capital in examining and supervising a BHC and in analyzing applications upon which it acts. The FRB's capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least 50% of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other nonqualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

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

        We currently are in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and our management expects these ratios to remain in compliance with the FRB's capital adequacy guidelines. (Separate, but substantially similar, capital adequacy guidelines under Federal Deposit Insurance Corporation ("FDIC") regulations apply to the Bank, as discussed more fully below.) At December 31, 2003, our Total Risk-Based Capital Ratio and Leverage Ratio were 17.60% and 5.35%, respectively.

        U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision ("Basel Committee"), currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines, including changes (such as those relating to lending to registered broker-dealers) that are of particular relevance to banks, such as the Bank, that engage in significant securities activities. Among other things, the Basel Committee rules, which are expected to become effective around 2006, would add operational risk as a third component to the denominator of the risk-capital calculation, in addition to credit and market risks. We are monitoring the status and progress of the Basel Committee rules and the related impact, if any, on our operations and are preparing for their implementation.

        Limitations on Acquisitions of Common Stock.    The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a depository institution or a depository institution holding company unless the FRB has been given at least 60 days to review, public notice has been provided, and the FRB does not object to the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a depository institution or depository institution holding company, such as us, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), would, under the circumstances set forth in the presumption, constitute the acquisition of control of the depository institution or a depository institution holding company. In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of voting securities of a bank or BHC or a savings association, or otherwise obtaining control or a controlling influence over such an institution.

        Massachusetts Law.    Investors Financial is also considered a BHC for purposes of Massachusetts law due to the manner in which it acquired the Bank. Accordingly, we have registered with the Commissioner and are obligated to make reports to the Commissioner. Further, as a Massachusetts BHC, Investors Financial may not acquire all or substantially all of the assets of a banking institution, merge or consolidate with any other BHC or acquire direct or indirect ownership or control of any voting stock in any other banking institution if it will own or control more than 5% thereof without the prior consent of the Massachusetts Board of Bank Incorporation. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which a BHC or its nonbank subsidiaries engage.

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

        Source of Strength.    FRB policy requires BHCs to serve as sources of financial and managerial strength to their subsidiary banks and, in connection therewith, to stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks in a manner consistent with FRB policy. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act ("FDIA"), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default." Accordingly, Investors Financial is expected to commit resources to the Bank in circumstances where it might not do so absent such policy.

        Disclosure Controls and Procedures.    The Sarbanes-Oxley Act of 2002, ("Sarbanes-Oxley") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley's principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

  •
  The creation of an independent accounting oversight board;

  •
  Auditor independence provisions which restrict nonaudit services that accountants may provide to their audit clients;

  •
  Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;

  •
  The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

  •
  An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors;

  •
  Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;

  •
  Requirements that companies disclose whether at least one member of the audit committee is a "financial expert" (as such term is defined by the SEC) and if not, why not;

  •
  Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

  •
  A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on nonpreferential terms and in compliance with other bank regulatory requirements;

  •
  Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and

  •
  A range of enhanced penalties for fraud and other violations.

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

        FDIC Insurance Premiums.    The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels

        Capital Requirements.    The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding BHCs, as described above.

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

  •
  "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);

  •
  "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and

  •
  "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

        At December 31, 2003, the Bank was deemed to be a well-capitalized institution for the above purposes. Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As is discussed above, the Bank would be required to remain a well-capitalized institution at all times if we elected to be treated as a FHC.

        Brokered Deposits.    Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit depending on the institution's capital category. These restrictions have not had a material impact on the Bank's operations because the Bank historically has not relied upon brokered deposits as a source of funding. At December 31, 2003, the Bank did not have any brokered deposits.

        Transactions with Affiliates.    Sections 23A and 23B of the Federal Reserve Act, which apply to the Bank, are designed primarily to protect against a depository institution suffering losses in certain transactions with affiliates, which includes Investors Financial and other subsidiaries of Investors Financial. For example, the Bank is subject to certain restrictions on loans to us, on investment in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower and on the issuance of a guarantee or letter of credit on our behalf. The Bank also is subject to certain restrictions on most types of transactions with us, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with nonaffiliates. The FRB recently adopted a final rule, which became effective April 1, 2003, to implement comprehensively Sections 23A and 23B of the Federal Reserve Act. This new rule, among other things, specifies that derivative transactions are subject to Section 23B (including use of daily marks and two way collateralization) but generally not to Section 23A, except derivatives in which the bank provides credit protection to a nonbank affiliate on behalf of an affiliate will be treated as a guarantee for purposes of Section 23A, and requires banks to establish policies and procedures (which the Bank has established) to monitor credit exposure to affiliates. The rule treats derivatives in which a bank provides credit protection to a nonaffiliate with respect to an obligation of an affiliate as a guarantee of an obligation of an affiliate subject to regulation under the rule.

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

        Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to establish a financial subsidiary to engage in certain new activities which are permissible for subsidiaries of an FHC. In order to form a financial subsidiary, a national bank or state bank and each of its depository institution affiliates must be well-capitalized and well-managed. Such banks that establish a financial subsidiary will become subject to certain capital deduction, risk management and affiliate transaction rules, among other requirements. Also, the FDIC's final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

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

        Massachusetts Law-Dividends.    Under Massachusetts law, the board of directors of a trust company, such as the Bank, may declare from "net profits" cash dividends no more often than quarterly, provided that there is no impairment to the trust company's capital stock. Moreover, prior Commissioner approval is required if the total of all dividends declared by a trust company in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. These restrictions on the Bank's ability to declare and to pay dividends may limit Investors Financial's ability to pay dividends to its stockholders. We cannot predict future dividend payments of the Bank at this time.

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

Currently, management believes that we are in compliance with these registration, reporting and recordkeeping requirements.

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

        Investment companies are also subject to extensive recordkeeping and reporting requirements. These requirements dictate the type, volume and duration of the recordkeeping we undertake, either in our role as custodian for an investment company or as a provider of administrative services to an investment company. Further, we must follow specific ICA guidelines when calculating the net asset value of a client mutual fund. Consequently, changes in the statutes or regulations governing recordkeeping and reporting or valuation calculations will affect the manner in which we conduct our operations.

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

        Other Securities Laws Issues.    The GLBA amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of "broker" and "dealer" for a "bank." In February 2003, the SEC extended the temporary exemption from the definition of "dealer" for banks until September 30, 2003 and, in April 2003, it extended the temporary exemption from the definition of "broker" until November 12, 2004. In February 2003, the SEC also issued final rules that, among other things, adopt amendments to its rule granting an exemption to banks from dealer registration for de minimis riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions and it adopted a new exemption for banks from the definition of broker and dealer under the Exchange Act for certain securities lending transactions. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker or a dealer or both and become subject to SEC jurisdiction. We do not expect these new rules to have a material effect on us, as we recently formed a registered broker-dealer subsidiary.

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

Availability of Filings

        You may access, free of charge, copies of the following documents and related amendments, if any, in the Investor Relations section of our web site at www.ibtco.com:

  1)
  Our Annual Reports on Form 10-K;

  2)
  Our Quarterly Reports on Form 10-Q;

  3)
  Our Current Reports on Form 8-K; and

  4)
  Our Proxy Statement.

        You may also access, free of charge, copies of the following corporate governance documents in the Investor Relations section of our web site at www.ibtco.com.

  1)
  Our Code of Conduct;

  2)
  Our Corporate Governance Guidelines;

  3)
  Our Audit Committee Charter;

  4)
  Our Nominating and Corporate Governance Committee Charter; and

  5)
  Our Compensation Committee Charter.

        We post these documents on our web site as soon as reasonably practicable after we file or furnish them electronically with or to the Securities and Exchange Commission or, in the case of the corporate governance documents, as soon as reasonably practical after material amendment. The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this Report. Our web site address is included in this document as an inactive textual reference only.

ITEM 2.    PROPERTIES.

        The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2003:

Location	Function	Sq. Ft.	Expiration Date
200 Clarendon Street, Boston, MA	Principal Executive Offices and Operations Center	334,229	2011
100 Huntington Avenue, Boston, MA	Operations Center	150,269	2007
1 Exeter Plaza, Boston, MA	Training Center	14,870	2007
33 Maiden Lane, New York, NY	Operations Center	21,994	2011
980 Ninth Street, Sacramento, CA	Operations Center	53,580	2008
1277 Treat Boulevard, Walnut Creek, CA	Operations Center	18,921	2008
1 First Canadian Place, Toronto	Offshore Processing Center	17,790	2006
Iveagh Court, Dublin	Offshore Processing Center	49,306	2028	*

*
Pursuant to the terms of the contract, this lease can be terminated in 2013 by paying six months rent as compensation.

        For more information, see Note 17 of the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS.

        On January 31, 2003, we were named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at our Sacramento and Walnut Creek facilities. The lawsuit was filed in the Superior Court of California, County of Sacramento. On July 23, 2003, we reached agreement in principle with representatives of the plaintiffs to settle the case. As currently agreed, the settlement will not have a material impact on our financial condition or results of operations. The settlement is subject to proper administration of payments to the class members and final approval by the court. In anticipation of this settlement and related costs, we accrued a liability of approximately $1.0 million in the second quarter of 2003.

        On June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. ("Opus") and that our individual employee engaged in a breach of fiduciary duties and tortious interference with a contract. Opus had been a subadviser to the Merrimac Funds, for which we act as investment adviser. Upon the expiration of Opus' contract on June 1, 2003, the Merrimac Funds elected not to re-appoint Opus as subadviser. The lawsuit was filed in Superior Court in Worcester, Massachusetts and seeks unspecified damages. We believe that the claims are without merit and intend to defend our rights vigorously. On September 22, 2003, we filed a motion to dismiss all claims against us under the complaint. A hearing on the motion to dismiss is currently scheduled for March 2004.

        In July 2000, two of our Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. ("ITC") and Investors Fund Services (Ireland) Ltd. ("IFS"), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the "Fund"), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund's investment manager, Ernst & Young, LLP, the Fund's auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund's closing to subscriptions in June 1999.

        In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. We have notified our insurers and intend to defend this claim vigorously. Based on our investigation through December 31, 2003, we do not expect this matter to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

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

	High	Low	Dividend
2003
First quarter	$29.50	$21.53	$0.0150
Second quarter	29.50	20.18	0.0150
Third quarter	34.65	27.52	0.0150
Fourth quarter	39.09	31.40	0.0150
2002
First quarter	$39.41	$31.82	$0.0125
Second quarter	39.35	32.06	0.0125
Third quarter	33.87	24.77	0.0125
Fourth quarter	35.94	19.66	0.0125

        As of January 31, 2004, there were approximately 835 stockholders of record.

        We currently intend to retain the majority of future earnings to fund the development and growth of our business. Our ability to pay dividends on our common stock may depend on the receipt of dividends from Investors Bank. In addition, we may not pay dividends on our common stock if we are in default under certain agreements that we entered into in connection with the sale of the 9.77% Capital Securities by Investors Capital Trust I. See Note 11 of our Notes to Consolidated Financial Statements included with this Report. Any dividend payments by Investors Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. See "Business—Regulation and Supervision" section for additional information. Subject to regulatory requirements, we expect to pay an annual dividend to our stockholders, currently estimated to be in an amount equal to $0.07 per share of outstanding common stock (approximately $4.6 million based upon 65,436,788 shares outstanding as of December 31, 2003). We expect to declare and pay such dividend ratably on a quarterly basis.

        The information required under this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the section entitled "Stock Plans" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table contains certain of our consolidated financial and statistical information, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes to Consolidated Financial Statements, and other financial information appearing elsewhere in this Report. (Dollars in thousands, except per share and employee data).

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Income Data(1,2):
Net interest income	$152,883	$141,046	$106,838	$56,375	$33,330
Noninterest income	336,193	298,844	254,487	170,876	141,414

Net operating revenues	489,076	439,890	361,325	227,251	174,744
Operating expenses	344,921	341,395	289,176	177,875	143,468

Income before income taxes	144,155	98,495	72,149	49,376	31,276
Income taxes	52,395	29,549	21,949	15,800	10,008

Net income	$91,760	$68,946	$50,200	$33,576	$21,268

Per Share Data(3):
Basic earnings per share	$1.41	$1.07	$0.79	$0.57	$0.37

Diluted earnings per share	$1.38	$1.04	$0.76	$0.54	$0.36

Dividends per share	$0.06	$0.05	$0.04	$0.03	$0.02

Balance Sheet Data:
Total assets at end of period	$9,224,572	$7,215,474	$5,299,371	$3,811,869	$2,553,862
Average Balance Sheet Data:
Interest-earning assets	$7,565,040	$5,778,689	$4,380,263	$2,753,814	$1,837,963
Total assets	8,140,672	6,172,640	4,646,746	2,900,177	1,971,499
Total deposits	3,153,306	2,342,247	2,043,124	1,551,880	1,150,814
Junior subordinated debentures(4)	24,194	—	—	—	—
Trust preferred securities(4)	—	24,667	25,000	25,000	25,000
Common stockholders' equity	484,046	394,422	306,344	155,809	118,622
Selected Financial Ratios:
Return on average equity	19.0%	17.5%	16.4%	21.5%	17.9%
Return on average assets	1.1%	1.1%	1.1%	1.2%	1.1%
Average common equity as a % of average assets	5.9%	6.4%	6.6%	5.4%	6.0%
Dividend payout ratio(5)	4.3%	4.8%	5.2%	5.6%	5.6%
Tier 1 capital ratio(6)	17.8%	15.5%	16.8%	13.4%	15.0%
Leverage ratio(6)	5.4%	5.5%	5.9%	5.2%	5.5%
Noninterest income as % of net operating income	68.7%	67.9%	70.4%	75.2%	80.9%
Other Statistical Data:
Assets processed at end of period(7)	$1,056,871,924	$785,418,321	$813,605,957	$303,236,286	$290,162,547
Employees at end of period	2,413	2,591	2,618	1,779	1,507

(1)
Effective July 1, 2003, the Company adopted provisions of SFAS 150, which resulted in a reclassification of the trust preferred securities from mezzanine financing to liabilities. As such, interest expense associated with the trust preferred securities was reclassified to net interest income.

(2)
All numbers shown in this table have been restated to reflect reclassifications related to EITF No. 01-14.

(3)
All numbers shown in this table have been restated to reflect the two-for-one stock splits paid March 17, 1999, June 15, 2000 and June 14, 2002, where applicable.

(4)
Effective October 1, 2003, the Company adopted the provisions of FIN 46 (revised December 2003), which resulted in the deconsolidation of Investors Capital Trust I, the trust that holds the trust preferred securities.

(5)
We intend to retain the majority of future earnings to fund development and growth of our business. We currently expect to pay cash dividends at an annualized rate of $0.07 per share subject to regulatory requirements. Refer to "Market Risk: Liquidity" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

(6)
Refer to "Capital Resources" included within Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

(7)
Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, mutual fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        You should read the following discussion together with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which are included elsewhere in this Report. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

        We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company. We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies. Core services include global custody, multicurrency accounting and mutual fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services. We have offices located in the United States, Ireland, Canada, and the Cayman Islands with a vast subcustodian global network established to accommodate the international needs of our clients. At December 31, 2003, we provided services for approximately $1.1 trillion in net assets, including approximately $177 billion in foreign net assets.

        We grow our business by selling our services to new clients and by further penetrating our existing clients. We believe that we service less than 10% of the assets managed by our existing clients, and we have traditionally achieved significant success in growing client relationships. Our ability to service new clients and expand our relationships with existing clients depends on our provision of superior client service. Our growth is also affected by overall market conditions, the regulatory environment for us and our clients and the success of our clients marketing their products.

        We derive our asset servicing revenue from providing these core and value-added services. We derive our net interest income by investing the cash balances our clients leave on deposit with us. Our share of earnings from these investments is viewed as part of the total compensation that our clients pay us for servicing their assets. Our service offerings are priced on a bundled basis. In establishing a fee structure for a specific client, we analyze all expected revenue and expenses. We believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results.

        As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity, and the prevailing interest rate environment. Over the course of the past year, we have benefited from the appreciation of the market values of assets we service for our clients. A significant portion of our core services revenue is based upon the amount of assets under administration. As market values of underlying assets fluctuate, so will our revenue. We have managed this volatility by offering a tiered pricing structure for our asset-based fees. As asset values increase, the basis point fee is reduced for the incremental assets. Many of our value-added services are transactional based, and we receive a fee for each transaction processed. We have also continued to experience net interest margin compression in this low interest rate environment because we have little room to reduce further the rates we pay on our interest-bearing liabilities, yet high volumes of prepayments in our investment portfolio have caused us to reinvest these cash flows in lower-yielding assets.

        In 2003, we settled a tax assessment with the Commonwealth of Massachusetts. In March 2003, a retroactive change in the Commonwealth of Massachusetts tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust. During the second quarter of 2003, we settled this disputed tax assessment with the

Massachusetts Department of Revenue, agreeing to pay approximately 50% of the liability. As a result of this change in tax law, we recorded an additional state tax expense of approximately $7.2 million, net of federal income tax benefit, in 2003. Despite the additional tax expense, we were still able to generate a 33% growth in net income for the year ended December 31, 2003 when compared to the same period in the prior year.

        We continue to remain focused on our sales efforts, prudent expense management and increasing efficiency. These goals are complicated by the need to build infrastructure to support our rapid growth, by the need to maintain state-of-the-art systems and by the need to retain and motivate our high caliber workforce.

        In our 2003 earnings releases, we reported operating income and per share information that exclude the effect of the state tax assessment settlement previously discussed above. We believe that operating earnings provide a more meaningful presentation of the results of operations because they do not include the one-time tax charge which was unrelated to our operations. The following table presents a reconciliation between earnings presented on the face of our Statement of Income and the non-GAAP measure of net operating income referenced in our earnings releases (Dollars in thousands, except per share data):

GAAP Earnings

	For the Year Ended December 31,
	2003	2002	2001
Income before taxes	$144,155	$98,495	$72,149
Provision for income taxes	52,395	29,549	21,949

Net Income	$91,760	$68,946	$50,200

Earnings per share:
Basic	$1.41	$1.07	$0.79

Diluted	$1.38	$1.04	$0.76

Pro Forma Operating Earnings

	For the Year Ended December 31,
	2003		2002	2001
Income before taxes	$144,155		$98,495	$72,149
Provision for income taxes	45,195	(1)	29,549	21,949

Net Income	$98,960		$68,946	$50,200

Earnings per share:
Basic	$1.52		$1.07	$0.79

Diluted	$1.49		$1.04	$0.76

(1)
Provision for income taxes for the year ended December 31, 2003 excludes a $7.2 million charge, net of federal income tax benefit, that resulted from a retroactive change in the Commonwealth of Massachusetts tax law enacted in the first quarter of 2003 and the Company's subsequent settlement of the resulting tax assessment with the Massachusetts Department of Revenue. The effect of the exclusions is an increase in diluted and basic earnings per share of $0.11.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions. We have identified the following accounting policies that, as a result of the complexities of the underlying accounting standards and operations involved, could result in significant changes to our consolidated financial condition or results of operations under different conditions or using different assumptions. Senior management has discussed these critical accounting policies with the audit committee.

        Derivative Financial Instruments—Hedge accounting requires that we measure the changes in fair value of derivatives designated as hedges as compared to changes in expected cash flows of the underlying hedged transactions for each reporting period. This process involves the estimation of the expected future cash flows of hedged transactions. Interest rate swaps are valued using a nationally recognized swap valuation model. The LIBOR (London InterBank Offered Rate) curve in this model serves as the basis for computing the market value of the swap portfolio. If interest rates increase, the swaps would gain in value. Conversely, if interest rates decrease, there would be a corresponding decline in the market value of the swaps portfolio. Changes in conditions or the occurrence of unforeseen events could affect the timing of the recognition of changes in fair value of certain hedging derivatives. The measurement of fair value is based upon market values, however, in the absence of quoted market values, measurement involves valuation estimates. These estimates are based on methodologies deemed appropriate under existing circumstances. However, the use of alternative assumptions could have a significant effect on estimated fair value.

        Defined Benefit Pension Assumptions—Each fiscal year, we must assess and select the discount rate, compensation increase percentage and average return on plan assets assumptions in order to project our benefit obligations under our defined benefit plans. The discount rate is based on the weighted-average yield on high quality fixed income investments that are expected to match the plan's projected cash flows. The compensation increase percentage is based upon management's current and expected salary increases. The average return on plan assets is based on the expected return on the plan's current investment portfolio, which can reflect the historical returns of the various asset classes. For the fiscal year ended December 31, 2003, the discount rate, compensation increase and average return on plan assets were 6.25%, 3.75% and 8.50%, respectively. The discount rate at December 31, 2003 was lower than that at December 31, 2002 by 0.50% due to a decline in interest rates, and the compensation increase percentage was equal to the prior year as assumptions on compensation increases remain consistent. The rate of return on plan assets of 8.50% has remained consistent with the prior year as the historical long-term return on plan assets has been consistent with the estimated rate. In addition, this increase in expense is expected to be partially offset by the incremental return on our additional $3.0 million contribution made in 2003. Net periodic pension expense for 2003 was $1.0 million and is expected to be approximately $1.4 million in fiscal year 2004.

        The discount rate and compensation increase percentage assumptions for our nonqualified, unfunded, supplemental retirement plan, which covers certain employees, are the same as those of our defined benefit pension plan. The net periodic expense for 2003 for the supplemental retirement plan was $2.4 million and is expected to be approximately $2.5 million in fiscal year 2004.

New Accounting Principles

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and is applied on a prospective basis. We have evaluated our financial accounting and reporting for all derivative instruments and found them to be consistent with SFAS No. 149.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires an issuer to classify financial instruments within its scope as a liability (or an asset in some circumstances). This Statement provides that these instruments must be classified as liabilities in the consolidated balance sheet and recorded at fair value. We adopted the provisions of this Statement effective July 1, 2003. The adoption of this Statement did not have a material impact on our financial position.

        In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") 51. This interpretation addresses consolidation by business enterprises of variable interest entities ("VIE"). This interpretation requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns, or both. The provisions are effective for any new entities that are originated subsequent to January 31, 2003. For entities that were originated prior to February 1, 2003, the provisions of this interpretation were to be effective October 1, 2003. We have adopted the provisions of this interpretation. In 1997, Investors Capital Trust I ("ICTI"), a wholly-owned subsidiary of the Company, issued mandatorily redeemable preferred securities, or Capital Securities. At the same time, in order to support payments under the Capital Securities, the Company issued junior subordinated debentures to ICTI. As a result of the adoption of this interpretation, we were required to deconsolidate ICTI. Therefore, in its consolidated financial statements, the Company presents the junior subordinated debentures underlying the Capital Securities as a liability and its investment in ICTI as a component of other assets. The income of ICTI for the three months that ICTI was not consolidated is considered immaterial.

Certain Factors That May Affect Future Results

        From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K include certain statements regarding liquidity, annual dividend payments, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses, securities lending revenue, compensation expense, depreciation expense, effective tax rate, the effect on earnings of changes in equity values and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our operating results are subject to fluctuations in interest rates and the securities markets.

        A significant portion of our fees is based on the market value of the assets we process. Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed. Current market conditions, including the recent volatility in the equity markets, can have a material effect on our asset-based fees. While reductions in asset servicing fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will likely have an adverse impact on our earnings. Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees. Also, our net interest income is earned by investing depositors' funds in our investment portfolio and secondarily making loans. Rapid changes in interest rates and/or the relationship between short-term and long-term interest rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results.

A material portion of our revenue is derived from our relationship with Barclays Global Investors, N.A. ("BGI") and related entities.

        As a result of our selection to service assets for Barclays Global Investors Canada, Ltd., our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI's iShares and Master Investment Portfolios, BGI accounted for approximately 16% of our net operating revenue during the year ended December 31, 2003. We expect that BGI will continue to account for a significant portion of our net operating revenue. While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons. The loss of BGI's business would cause our net operating revenue to decline significantly and may have an adverse effect on our quarterly and annual results.

We may incur losses due to operational errors.

        The services that we provide require complex processes and interaction with numerous third parties. While we maintain sophisticated computer systems and a comprehensive system of internal controls, and our operational history has been excellent, from time to time we may make operational errors for which we are responsible to our clients. In addition, even though we maintain appropriate errors and omissions and other insurance policies, an operational error could result in a significant liability to us and may have a material adverse effect on our results of operations.

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

        We have been named in a lawsuit in Massachusetts state court alleging, among other things, violations of a covenant of good faith and fair dealing in a contract. While we believe this claim is without merit, we cannot be sure that we will prevail in the defense of this claim. We are also party to other litigation and we may become subject to other legal claims in the future. Litigation is costly and could divert the attention of management.

Our future results depend, in part, on successful integration of pending and possible future acquisitions and outsourcing transactions.

        Integration of acquisitions and outsourcing transactions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition or outsourcing transaction will be accretive to our earnings per share. Any future acquisitions or outsourcing transactions will present similar challenges. These acquisitions or outsourcing transactions can also consume a significant amount of management's time.

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

        Qualified personnel, in particular managers and other senior personnel, are in great demand throughout the financial services industry, especially if the recent economic recovery proves sustainable. We could find it increasingly difficult to continue to attract and retain sufficient numbers of these highly skilled employees, which could affect our ability to attract and retain clients.

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

        Most of our expenses, such as employee compensation and rent, are relatively fixed. As a result, any shortfall in revenue relative to our expectations could significantly affect our operating results.

We are subject to extensive federal and state regulations that impose complex restraints on our business.

        Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us. Our primary regulators are the Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), the Massachusetts Commissioner of Banks and the National

Association of Securities Dealers, Inc. ("NASD"). Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

Statements of Operations

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002.

        Net income for the year ended December 31, 2003 was $91.8 million, up 33% from $68.9 million for the same period in 2002. The principal factors contributing to the net income growth included 8% growth in net interest income caused by a decline in our cost of funds due to lower interest rates, and a 12% growth in noninterest income caused by increased net assets processed related to sales to new and existing clients, fund flows, market appreciation, and increased client transaction activity. Net income growth was partially offset by a 1% increase in operating expenses due to prudent expense management and capitalizing on technology improvements to create efficiencies and by the additional tax expense incurred as a result of a settlement of a tax assessment by the Commonwealth of Massachusetts. Refer to Income Taxes within this section for further discussion regarding our settlement of this tax assessment.

Net Operating Revenue

        The components of net operating revenue are as follows (Dollars in thousands):

	For the Year Ended December 31,
	2003	2002	Change
Net interest income	$152,883	$141,046	8%
Noninterest income	336,193	298,844	12%

Total net operating revenue	$489,076	$439,890	11%

Net Interest Income

        Net interest income was $152.9 million in 2003, up 8% from 2002. Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. For the majority of 2003, interest rates continued to decline in general with signs of stabilization beginning in the third quarter of 2003. The improvement in our net interest income was primarily driven by declining rates on our liabilities. Our average rate paid on interest-bearing liabilities was 1.34% for the year ended December 31, 2003, a 69 basis point decline from 2.03% for the same period in 2002. During 2003 and 2002, the Company repaid long-term Federal Home Loan Bank of Boston

("FHLBB") borrowings and replaced these sources of funds with lower cost funding as a strategy to help maintain and preserve net interest margin. Although the average funding balance increased $1.7 billion from $5.3 billion in 2002 to $7.0 billion in 2003, the average rates paid on interest-bearing liabilities declined more rapidly than the volume increase.

        Also during 2003, we experienced higher volumes of prepayments from our investment portfolio. The cash flows from these prepayments were reinvested in lower yielding interest-earning assets. Through increased lower cost client funding, we were able to maintain our interest income at a pace relatively equivalent to the decline in average interest rates earned.

        The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 2003 compared to the year ended December 31, 2002. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Year Ended December 31, 2003 vs. December 31, 2002
	Change Due to Volume	Change Due To Rate	Net
Interest-earning assets
Fed funds sold and securities purchased under resale agreements	$(202)	$(212)	$(414)
Investment securities	66,558	(67,731)	(1,173)
Loans	522	(719)	(197)

Total interest-earning assets	$66,878	$(68,662)	$(1,784)

Interest-bearing liabilities
Deposits	$13,005	$(15,443)	$(2,438)
Borrowings	14,075	(25,258)	(11,183)

Total interest-bearing liabilities	$27,080	$(40,701)	$(13,621)

Change in net interest income	$39,798	$(27,961)	$11,837

        We use derivative instruments to manage exposures to interest rate risks. We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate. These transactions are designed to hedge a portion of our liabilities. By entering into a pay fixed/receive floating interest rate swap, a portion of our liabilities is effectively converted to a fixed-rate liability for the term of the interest rate swap agreement. Our derivatives are designated as highly effective cash flow hedges. To the extent there is hedge ineffectiveness it is included as a component of the net interest margin. Hedge ineffectiveness had an insignificant impact on earnings for the years ended December 31, 2003 and 2002. We expect that hedge ineffectiveness will continue to have an insignificant effect on net interest margin in 2004.

        We periodically run interest rate simulation models to understand the effect of various interest rate scenarios on our capital and net income. The results of the income simulation model as of December 31, 2003 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 7.83%. We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0%. This modified simulation results in a decrease in projected net interest income of 11.42%. Refer to the "Market Risk" section of this document for more detailed information regarding our income simulation methodology and policies.

Noninterest Income

        Noninterest income was $336.2 million in 2003, up 12% from 2002. The principal factors driving noninterest income are market trends and the level of client activity. The S&P 500, Dow Jones Industrial Average, and Europe, Australia, Far East indices increased approximately 29%, 17% and 35%, respectively, in 2003 resulting in higher assets processed values from which we generate our core service revenue. Noninterest income consists of the following items (Dollars in thousands):

	For the Years Ended December 31,
	2003	2002	Change
Core service fees:
Custody, accounting and administration	$254,225	$231,520	10%

Ancillary service fees:
Foreign exchange	36,501	24,469	49%
Cash management	20,884	16,974	23%
Investment advisory	11,777	11,909	(1)%
Securities lending	8,903	11,328	(21)%
Other service fees	1,296	195	565%

Total ancillary service fees	79,361	64,875	22%

Total asset servicing fees	333,586	296,395	13%
Other operating income	2,607	2,449	6%

Total noninterest income	$336,193	$298,844	12%

        Asset servicing fees for the year ended December 31, 2003 increased 13% to $333.6 million from 2002. The largest components of asset servicing fees are custody, accounting and administration, which increased 10% to $254.2 million for the year ended December 31, 2003 from $231.5 million in the same period of 2002. Custody, accounting and administration fees are based in part on the value of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide global custody or multicurrency accounting. The change in net assets processed includes the following components (Dollars in billions):

For the Year Ended December 31, 2003
Net assets processed, beginning of period	$785
Sales to new clients	1
Lost clients	(3)
Further penetration of existing clients	39
Fund flows and market gain	235

Net assets processed, end of period	$1,057

        The majority of the increase in assets processed resulted from improved market conditions over the course of the past year, and the ability of our clients to continue to generate new products or additional fund flows, which are additional investments in their existing products. As indicated in our overview, our core services fees are generated by charging a fee based upon the value of assets processed. As market values or clients' asset levels fluctuate, so will our revenue. Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility. As asset values increase, the basis point fee typically lowers, while when asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

        If the value of equity assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 3% in our earnings per share. If the value of fixed income assets held by our clients were to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 2% in our earnings per share. In practice, earnings per share do not track precisely to the value of the equity markets because conditions present in a market increase or decrease may generate offsetting increases or decreases in other revenue items. For example, market volatility often results in increased transaction fee revenue. Also, market declines may result in increased interest income and sweep fee income as clients move larger amounts of assets into the cash management vehicles that we offer. However, there can be no assurance that these offsetting revenue increases will occur during any future downturn in the equity markets.

        Transaction-driven income includes our ancillary services, such as foreign exchange, cash management and securities lending. Foreign exchange fees were $36.5 million for the year ended December 31, 2003, up 49% from the same period in 2002. The increase in foreign exchange fees is attributable to further penetration of existing clients, the addition of new clients, higher transaction volumes and increased volatility within the currencies traded by our clients. Future foreign exchange income is dependent on the level of client activity and the overall volatility in the currencies traded. Cash management fees, which consist of sweep fees, were $20.9 million for the year ended December 31, 2003, up 23% from the same period in 2002. The increase is primarily due to increased client balances. Cash management revenue will continue to depend on the level of client balances maintained in the cash management products. If our clients' funds continue to attract high volumes of cash flows, our cash management revenue will be positively impacted. Securities lending fees were $8.9 million for the year ended December 31, 2003, down 21% from the same period in 2002, primarily due to narrower spreads. Securities lending transaction volume is positively affected by the market value of the securities on loan, merger and acquisition activity, increased IPO activity and a steeper short-end of the yield curve. If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted. If we experience a reduction in our securities lending portfolio, lower market values and continued compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted.

Operating Expenses

        Total operating expenses were $344.9 million in 2003, up 1% from 2002. The marginal increase in operating expenses, despite strong revenue growth, is due to our prudent expense management and our ability to benefit from technology efficiencies. It is expected that only incremental expense associated with new business will be added during 2004. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2003	2002	Change
Compensation and benefits	$186,932	$192,785	(3)%
Technology and telecommunications	38,914	42,190	(8)%
Transaction processing services	33,299	33,713	(1)%
Occupancy	29,218	25,602	14%
Depreciation and amortization	27,971	16,357	71%
Professional fees	11,189	11,829	(5)%
Travel and sales promotion	4,822	5,819	(17)%
Other operating expenses	12,576	13,100	(4)%

Total operating expenses	$344,921	$341,395	1%

        Compensation and benefits expense was $186.9 million in 2003, down 3% from 2002. The average number of employees decreased 7% to 2,459 during the year ended December 31, 2003 from 2,648 for the year ended December 31, 2002. We experienced a reduction in compensation costs as a result of efficiencies gained through technology enhancements made during 2002 and 2003. It is expected that compensation expense will increase in 2004 due to employee merit raises and additional compensation arising from new hires needed to support new business wins.

        Technology and telecommunications expense was $38.9 million in 2003, down 8% from 2002. Technology and telecommunications expense consists primarily of contract programming, outsourced services, telecommunications and costs related to hardware and software licenses. In 2002, the Company incurred significant technology and telecommunications expense on the integration of the BGI U.S. asset administration unit into our technology infrastructure, which was completed in January 2003. After the significant integration of 2002, we lowered our technology reinvestment (reflected in both technology and compensation expenses) to our target of approximately 20% of revenue.

        Transaction processing services expense was $33.3 million in 2003, down 1% from 2002. Overall transaction volumes increased during 2003, generating larger subcustodian expense and pricing fees. However, during 2002, we were in the process of converting the assets of the assumed BGI U.S. asset administration unit to our subcustodian network which resulted in significant transaction processing expenses during the conversion period. This conversion was completed during 2002. Absent the expenses associated with the conversion, transaction processing fees increased on an overall basis due to increased volumes of client activity. Future transaction processing servicing expense will be dependent on the volume of client activity.

        Occupancy expense was $29.2 million in 2003, up 14% from 2002. This increase was primarily due to increased space in our Dublin office to accommodate the significant growth experienced by that office resulting from new client business. At the end of 2002, we signed a new lease agreement and increased our Dublin office from approximately 16 thousand square feet to approximately 50 thousand square feet. Also, 2003 includes the full twelve-month impact of additional space in our Boston offices that we occupied in July 2002. Occupancy expense should remain relatively consistent for 2004.

        Depreciation and amortization expense was $28.0 million in 2003, up 71% from 2002. This increase resulted from completion of capitalized software projects in late 2002 and 2003 and their placement into service along with the addition of leasehold improvements as a result of the new space we occupied in Boston and Dublin. The capitalized projects placed in service also provided efficiencies that allowed us to reduce our compensation and benefits and technology and telecommunications expenses. Enhancements to our straight-through-processing platform resulted in a significant amount of efficiency gain in 2003. Depreciation expense is expected to increase in 2004 as a result of additional capitalized software costs being placed into service in 2003 and 2004.

Income Taxes

        Income taxes were $52.4 million for the year ended December 31, 2003, up 77% from the same period in 2002. Two factors contributed to the significant increase in 2003, including a settlement of a tax assessment with the Commonwealth of Massachusetts Department of Revenue and increased pretax earnings.

        In March 2003, a retroactive change in the Commonwealth of Massachusetts tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust. During the second quarter of 2003, we settled this disputed tax assessment with the Massachusetts Department of Revenue, agreeing to pay approximately 50% of the liability. As a result of this retroactive change in tax law, we recorded an additional state tax expense of approximately $7.2 million, net of federal income tax benefit, in 2003.

        In 2004, we expect that our effective rate will approximate 32.5% to 33.5% of pretax income.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001.

Net Operating Revenue

        The components of net operating revenue are as follows (Dollars in thousands):

	For the Year Ended December 31,
	2002	2001	Change
Net interest income	$141,046	$106,838	32%
Noninterest income	298,844	254,487	17%

Total net operating revenue	$439,890	$361,325	22%

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

	For the Year Ended December 31, 2002 vs. December 31, 2001
	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets
Fed Funds sold and securities purchased under resale agreements	$329	$(1,191)	$(862)
Investment securities	69,092	(70,639)	(1,547)
Loans	(148)	(1,650)	(1,798)

Total interest-earning assets	$69,273	$(73,480)	$(4,207)

Interest-bearing liabilities
Deposits	$8,129	$(31,210)	$(23,081)
Borrowings	26,295	(41,629)	(15,334)

Total interest-bearing liabilities	$34,424	$(72,839)	$(38,415)

Change in net interest income	$34,849	$(641)	$34,208

        Net interest income was $141.0 million in 2002, up 32% from 2001. The improvement in net interest income primarily reflected the positive effect of balance sheet growth driven by increased client deposits and a steep yield curve. The net interest margin remained constant at 2.44% in 2002 and 2001 due to prepayment costs incurred during the year as a result of an asset liability strategy to prepay higher rate FHLBB advances with borrowed funds at a more favorable rate.

        Average interest-earning assets, primarily investment securities, were $5.8 billion in 2002, up 32% from 2001. Funding for the asset growth was provided by a combination of client deposits of $0.8 billion and external borrowings of $0.6 billion. The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $34.8 million in 2002.

        Average yield on interest-earning assets was 4.29% in 2002, down 146 basis points from 2001. The average rate that we paid on interest-bearing liabilities was 2.03% in 2002, down 164 basis points from 2001. The decrease in rates reflected the lower interest rate environment in 2002 compared with 2001.

The effect on net interest income due to changes in rates was a decrease of approximately $0.6 million during the fiscal year ended December 31, 2002, a decrease which was net of prepayment costs incurred in 2002 associated with replacing borrowed funds at a more favorable rate. Prepayment costs were $7.6 million in 2002 and $2.4 million in 2001.

        On January 1, 2001, we adopted SFAS No. 133, as amended and interpreted, which established accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Other Comprehensive Income ("OCI"). Ineffective portions of changes, as determined in accordance with SFAS No. 133, in the fair value of the cash flow hedges are recognized in earnings. For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001, resulted in no cumulative effect-type adjustment to our net income. However, we recorded a reduction to OCI of $3.9 million, net of tax, and a corresponding liability for the fair value of the interest rate swaps. The reduction to OCI and the recognition of the liability were primarily attributable to net unrealized losses on cash flow hedges as of initial adoption. In conjunction with the adoption, we elected to reclassify approximately $402 million of securities from held to maturity to available for sale, which further reduced OCI by approximately $1.4 million, net of tax.

        Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the year ended December 31, 2002 and 2001. No cash flow hedges were dedesignated or discontinued for the year ended December 31, 2002 and 2001.

        Net interest income included net gains of $1.6 million, net of tax, for the twelve months ended December 31, 2002 derived from interest rate swaps relating to SFAS No. 133. The net gain consisted of a $3.3 million gain, net of tax, for the twelve-month period on changes in the fair value of derivative instruments not designated as hedging instruments. There were also $1.7 million of derivative losses, net of tax, for the twelve-month period that resulted primarily from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133. Approximately $0.2 million, net of tax, of the remaining transition adjustment of net derivative losses included in OCI will be reclassified into earnings. The recognition in net interest income of the transition adjustment derivative losses from OCI was offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity.

Noninterest Income

        Noninterest income was $298.8 million in 2002, up 17% from 2001. Noninterest income consists of the following items (Dollars in thousands):

	For the Years Ended December 31,
	2002	2001	Change
Core service fees:
Custody, accounting and administration	$231,520	$200,205	16%

Ancillary service fees:
Foreign exchange	24,469	19,269	27%
Cash management	16,974	15,046	13%
Securities lending	11,328	9,371	21%
Investment advisory	11,909	7,320	63%
Other service fees	195	148	32%

Total ancillary service fees	64,875	51,154	27%

Total asset servicing fees	296,395	251,359	18%
Other operating income	2,449	3,128	(22)%

Total noninterest income	$298,844	$254,487	17%

        Asset servicing fees for the year ended December 31, 2002 increased 18% to $296.4 million from 2001. The largest component of asset servicing fees are custody, accounting, transfer agency and administration, which are based in part on assets processed. Net assets processed decreased $29 billion to $785 billion at December 31, 2002 from 2001. The change in net assets processed includes the following components (Dollars in billions):

For the Year Ended December 31, 2002
Sales to new clients	$24
Further penetration of existing clients	26
Fund flows and market loss	(79)

Net change in assets processed	$(29)

        Our ability to win business and the ability of our clients to sell additional product, thus generating fund flows, allowed us to minimize the impact of the equity market downturn in 2002. Our tiered pricing structure for asset-based fees also contributed to this inverse correlation. Because our asset-based fees for most clients decrease as assets increase, as asset values deteriorate, revenue is only impacted by the asset decline at the then marginal rate. Despite the decrease in assets processed, transaction volume increased, which positively impacted fee income.

        Foreign exchange fees increased due to higher transaction volumes and volatility in the currencies traded by our clients. Cash management and securities lending fees increased with the addition of new clients and increased excess client cash balances. Increased investment advisory service fees were the result of growth in asset size of the Merrimac Master Portfolio, an investment company for which we act as advisor, and where a portion of excess client cash balances are invested.

        Other operating income consists of dividends received relating to FHLBB stock investment. The decrease in 2002 other operating income compared to 2001 resulted primarily from a decrease in the dividend rate paid on the FHLBB stock.

Operating Expenses

        Total operating expenses were $341.4 million in 2002, up 18% from 2001. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2002	2001	Change
Compensation and benefits	$192,785	$164,186	17%
Technology and telecommunications	42,190	39,194	8%
Transaction processing services	33,713	28,710	17%
Occupancy	25,602	17,965	43%
Depreciation and amortization	16,357	8,404	95%
Professional fees	11,829	7,933	49%
Travel and sales promotion	5,819	5,349	9%
Amortization of goodwill	—	3,559	(100)%
Other operating expenses	13,100	13,876	(6)%

Total operating expenses	$341,395	$289,176	18%

        Compensation and benefits expense was $192.8 million in 2002, up 17% from 2001. The average number of employees increased 15% to 2,648 during the year ended December 31, 2002 from 2,299 for the year ended December 31, 2001. In 2002, we increased the number of employees to support new business and the expansion of existing client relationships. Benefits, including payroll taxes, group insurance plans, retirement plan contributions and tuition reimbursement, increased $6.6 million for the year ended December 31, 2002, consistent with the increase in headcount. The increases in compensation and benefits expense were offset by $8.4 million, which was accounted for as capitalized software development costs in 2002.

        Technology and telecommunications expense was $42.2 million in 2002, up 8% from 2001. Increased hardware, software, mainframe and trust processing and telecommunications expenditures needed to support new business and increased transaction volumes accounted for $7.8 million of the year-to-year change. Offsetting these increases was $4.8 million related to outsourced network monitoring, help desk and other outsourced services required in 2001, and not in 2002, primarily due to the acquisition of certain institutional custody business lines from Chase Manhattan Bank, N.A. in 2001.

        Transaction processing services expense was $33.7 million in 2002, up 17% from 2001. The increase related primarily to increased subcustodian and pricing fees, driven by increased volumes of transactions and changes in assets processed for clients, largely a result of the BGI U.S. asset administration unit assumption in May 2001 and the addition of new business in 2002.

        Occupancy expense was $25.6 million in 2002, up 43% from 2001. This increase was due primarily to increased space in our Boston, New York and Dublin offices and the California offices assumed from BGI.

        Depreciation and amortization expense was $16.4 million in 2002, up 95% from 2001. This increase resulted from completion of capitalized software projects in 2002 and their placement into service and the addition of leasehold improvements as a result of the new space we occupied in Boston, New York, Dublin and California.

        Professional fees were $11.8 million in 2002, up 49% from 2001 primarily due to increased accounting, legal and consulting services provided during the periods, as well as increased fees associated with the Merrimac Master Portfolio. The Merrimac fees are asset based and the increase results from growth in the size of the Merrimac Master Portfolio.

        Travel and sales promotion expense was $5.8 million in 2002, up 9% from 2001. Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls to potential clients, traveling to existing client sites, and to our New York and California offices and our foreign subsidiaries.

        Amortization of goodwill expense ceased as of January 1, 2002, as a result of the adoption of SFAS No. 142. Please refer to Note 2 to our notes to consolidated financial statements.

        Other operating expenses were $13.1 million in 2002, down 6% from 2001, as strict cost controls continued across the organization. Other operating expenses include fees for recruiting, office supplies and postage, storage, temporary help, client accommodations and various regulatory fee assessments.

Income Taxes

        Income taxes were $29.5 million in 2002, up 35% from 2001, consistent with the increased level of pre-tax income. The overall effective tax rate was 30.0% for 2002 and 30.4% for 2001. The decrease in the effective tax rate reflects our increased investment in tax-exempt municipal securities in 2002.

        The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Fed Funds sold and securities purchased under resale agreements	$30,236	$326	1.08%	$45,042	$740	1.64%	$36,038	$1,602	4.45%
Investment securities(1)	7,407,352	242,160	3.27	5,622,878	243,333	4.33	4,230,351	244,880	5.79
Loans(2)	127,452	3,577	2.81	110,769	3,774	3.41	113,874	5,572	4.89

Total interest-earning assets	7,565,040	246,063	3.25	5,778,689	247,847	4.29	4,380,263	252,054	5.75

Allowance for loan losses	(100)			(100)			(100)
Noninterest-earning assets(3)	575,732			394,051			266,583

Total assets	$8,140,672			$6,172,640			$4,646,746

Interest-bearing liabilities
Deposits:
Demand	$—	$—	0.00%	$823	$4	0.49%	$3,456	$60	1.74%
Savings	2,667,034	39,809	1.49	1,945,550	42,229	2.17	1,708,220	65,265	3.82
Time	1,356	10	0.74	1,393	24	1.72	239	13	5.44
Securities sold under repurchase agreements	3,278,555	29,371	0.90	2,449,368	31,166	1.27	1,546,271	47,338	3.06
Junior subordinated debentures(3)/ trust preferred securities	24,194	2,364	9.77	24,667	2,432	9.86	25,000	2,443	9.77
Other borrowings(4)	1,008,036	21,626	2.15	845,246	30,946	3.66	672,127	30,097	4.48

Total interest-bearing liabilities	6,979,175	93,180	1.34	5,267,047	106,801	2.03	3,955,313	145,216	3.67

Noninterest-bearing liabilities:
Demand deposits	241,594			180,065			180,260
Savings	130,747			124,416			73,415
Noninterest-bearing time deposits	112,575			90,000			77,534
Other liabilities	192,535			116,690			53,880

Total liabilities	7,656,626			5,778,218			4,340,402
Equity	484,046			394,422			306,344

Total liabilities and equity	$8,140,672			$6,172,640			$4,646,746

Net interest income		$152,883			$141,046			$106,838

Net interest margin(5)			2.02%			2.44%			2.44%

Average interest rate spread(6)			1.91%			2.26%			2.08%

Ratio of interest-earning assets to interest-bearing liabilities			108.39%			109.71%			110.74%

(1)
Average yield/cost on available for sale securities is based on amortized cost.

(2)
Average yield/cost on demand loans includes only performing loan balances.

(3)
Effective October 1, 2003, the Company adopted the provisions of FIN 46 (revised December 2003), which resulted in the deconsolidation of Investors Capital Trust I, the trust that holds the trust preferred securities.

(4)
Interest expense includes penalties of $3.1 million, $7.6 million and $2.4 million in 2003, 2002 and 2001, respectively, for prepayment of FHLBB borrowings.

(5)
Net interest income divided by total interest-earning assets.

(6)
Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Financial Condition

        At December 31, 2003, our total assets were $9.2 billion, up 28% from December 31, 2002. We manage our balance sheet growth to accomplish several goals, which include maintaining a leverage ratio of approximately 5.5%, utilizing our capital to provide maximum shareholder value, and accommodating the fund flows of our clients. Average interest-earning assets increased $1.8 billion, or 31%, for the year ended December 31, 2003 compared to the same period last year. Funding for our asset growth was provided by a combination of an increase in average client balances of approximately $1.2 billion and an increase in average external borrowings of approximately $0.6 billion for the year ended December 31, 2003.

Investment Portfolio

        Our investment portfolio is used to invest depositors' funds and is a component of our asset processing business. In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	December 31,
	2003	2002	2001
Securities held to maturity:
Mortgage-backed securities	$2,273,466	$2,034,430	$2,585,287
Federal agency securities	1,906,512	1,287,238	456,108
State and political subdivisions	127,632	117,021	91,888
Foreign government securities	—	—	2,501

Total securities held to maturity	$4,307,610	$3,438,689	$3,135,784

Securities available for sale:
Mortgage-backed securities	$3,611,980	$2,759,793	$1,228,841
State and political subdivisions	355,828	307,292	241,467
Corporate debt	175,816	174,499	120,505
US Treasury securities	113,701	—	—
Federal agency securities	29,609	30,881	30,848
Foreign government securities	9,703	—	—

Total securities available for sale	$4,296,637	$3,272,465	$1,621,661

        The overall increases in our held to maturity and available for sale portfolios are attributable to investing excess cash and borrowed funds to effectively utilize the Bank's capital and accommodate client fund flows. Our held to maturity portfolio increased $868.9 million, or 25%, to $4.3 billion at December 31, 2003 from $3.4 billion at December 31, 2002. As we continue to grow our balance sheet, we purchase investment securities that will protect our net interest margin, while maintaining an acceptable risk profile. The increase in the held to maturity portfolio stems primarily from purchases of federal agency securities, particularly those issued by the Small Business Administration ("SBA"). SBA securities provide an attractive yield with limited credit risk and prepayment risk in a rapidly changing interest rate environment. The weighted-average life of the SBA securities correspond with our overall asset liability strategy. SBA securities that we hold are variable rate securities indexed to the Prime rate and are purchased with an intent and ability to hold to maturity. The held to maturity investment portfolio is not viewed as our primary source of funds to satisfy liquidity needs.

        Our available for sale portfolio increased $1.0 billion, or 31%, to $4.3 billion at December 31, 2003 from $3.3 billion at December 31, 2002. The increase in the available for sale portfolio is primarily due to an increase in our mortgage-backed securities portfolio of $852.2 million, or 31%, and the addition of $113.7 million of U.S. Treasury securities. In an effort to maintain our net interest margin, we have increased our position in mortgage-backed securities. As interest rates stop declining and are likely to increase, floating rate and hybrid mortgage-backed securities should offer a healthy effective yield and limited extension risk, which aligns with our asset liability strategy. Refer to the gap analysis under the "Market Risk" section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

        The average balance of our combined investment portfolios for the year ended December 31, 2003 was $7.4 billion, with an average yield of 3.27%, compared to an average balance of $5.6 billion with an average yield of 4.33% during 2002. The decline in the yield is primarily due to the decline in the overall interest rate environment. As interest rates declined throughout the year, we experienced a higher level of prepayments, resulting in increased principal cash payments that were reinvested in lower-yielding securities. In addition, the accelerated prepayments caused us to recognize at a faster rate the premium amortization associated with the affected securities. During 2003, we recognized net amortization of $40.2 million for the year ended December 31, 2003 compared to $10.5 million of net amortization in the same period of 2002. The effect of this accelerated amortization lowered our effective yield on the investment portfolio. During the second half of 2003, interest rates began to stabilize, resulting in lower prepayments. A significant portion of our investment portfolio is variable rate in nature. If interest rates were to rise during 2004, we would expect slower prepayments and our overall yield to increase as our variable rate securities reprice. Conversely, if interest rates were to decline in 2004, we would expect that prepayments would accelerate and be comparative to the activity in 2003, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and risk.

        We invest in mortgage-backed securities, Federal agency bonds and corporate debt to increase the total return of the investment portfolio. Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk. Credit risk results from the possibility that a loss may occur if a counterparty is unable to meet the terms of the contract. Prepayment risk results from the possibility that changes in interest rates may cause mortgage-backed securities to be paid off prior to their maturity dates. Federal agency bonds generally have a higher yield than U.S. Treasury securities due to credit and call risk. Credit risk results from the possibility that the Federal agency issuing the bonds may be unable to meet the terms of the bond. Call risk is similar to prepayment risk and results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the Federal agency prior to the maturity date of the bond. Credit risk related to mortgage-backed securities and Federal agency bonds is substantially reduced by payment guarantees and credit enhancements.

        We invest in municipal securities to generate stable, tax advantaged income. Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but their after-tax yields are comparable. Municipal securities are subject to credit risk. However, all municipal securities that we invest in are insured and AAA rated.

        The carrying value, weighted-average yield, and contractual maturity of our securities held to maturity at December 31, 2003 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$13	5.71%	$34,827	3.89%	$20,433	2.91%	$2,218,193	2.73%
Federal agency securities	—	—	—	—	41,708	2.76	1,864,804	3.16
State and political subdivisions	—	—	4,621	5.19	8,974	4.71	114,037	5.08

Total securities held to maturity	$13	5.71%	$39,448	4.05%	$71,115	3.05%	$4,197,034	2.99%

        The carrying value, weighted-average yield, and contractual maturity of our securities available for sale at December 31, 2003 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—		$—		$—		$3,611,980	3.73%
State and political subdivisions	5,394	4.45%	90,290	4.81%	216,060	4.47%	44,084	4.89
Corporate debt	—	—	—	—	—	—	175,816	2.05
US Treasury securities	—	—	—	—	113,701	1.95	—	—
Federal agency securities	29,609	5.49	—	—	—	—	—	—
Foreign government	—	—	9,703	3.82	—	—	—	—

Total securities available for sale	$35,003	5.33%	$99,993	4.71%	$329,761	3.60%	$3,831,880	3.67%

Loan Portfolio

        Our loan portfolio increased $55.8 million, or 39%, to $199.5 million at December 31, 2003 from $143.7 million at December 31, 2002. The majority of the increase relates to additional advances on clients' lines of credit, partially offset by a decline in client overdrafts. At December 31, 2003, client overdrafts were $54.3 million compared to $73.0 million at December 31, 2002.

        The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

	December 31,
	2003	2002	2001	2000	1999
Loans to mutual funds	$104,954	$49,372	$50,359	$86,316	$44,369
Loans to individuals	67,641	76,263	164,443	40,198	62,335
Loans to others	27,035	18,202	17,411	2,855	2,688

	199,630	143,837	232,213	129,369	109,392
Less: allowance for loan losses	(100)	(100)	(100)	(100)	(100)

Net loans	$199,530	$143,737	$232,113	$129,269	$109,292

Floating Rate	$199,618	$143,825	$232,189	$129,337	$109,379
Fixed Rate	12	12	24	32	13

	$199,630	$143,837	$232,213	$129,369	$109,392

        We make loans to individually managed account customers and to mutual funds and other pooled product clients. We offer overdraft protection and lines of credit to our clients for the purpose of funding redemptions, covering overnight cash shortfalls, leveraging portfolios and meeting other client borrowing needs. Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the Prime rate or the Federal Funds rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by us for the borrower. Loans to mutual funds and other pooled product clients include unsecured lines of credit that may, in the event of default, be collateralized at our option by securities held in custody by us for those clients. Loans to individually managed account customers, mutual funds and other pooled product clients also include advances that we make to certain clients pursuant to the terms of our custody agreements with those clients to facilitate securities transactions and redemptions.

        At December 31, 2003, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

        Our credit loss experience has been excellent. There have been no loan charge-offs in the last five years, or in the history of our Company. It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of December 31, 2003, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings. Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has an allowance for loan losses of $0.1 million at December 31, 2003, a level of which has remained consistent for the past five years. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Deposits

        Total deposits were $4.2 billion at December 31, 2003, up 26% from December 31, 2002. The increase in our deposit balances is a direct result of our clients leaving more cash on deposit with us. We effectively utilized these cash balances to fund a portion of our asset growth. The following table represents the average balance and weighted-average yield paid on deposits (Dollars in thousands):

	December 31, 2003		December 31, 2002
	Average Balance	Weighted- Average Yield	Average Balance	Weighted- Average Yield
Interest-bearing:
Demand deposits	$—	0.00%	$823	0.49%
Savings	2,667,034	1.49	1,945,550	2.17
Time deposits	1,356	0.74	1,393	1.72

	$2,668,390	1.49%	$1,947,766	2.17%

Noninterest-bearing:
Demand deposits	$241,594	—	$180,065	—
Savings	130,747	—	124,416	—
Time deposits	112,575	—	90,000	—

	$484,916		$394,481

Repurchase Agreements and Short-Term and Other Borrowings

        Asset growth was funded in part by increased securities sold under repurchase agreements. Repurchase agreements increased $1.0 billion, or 42%, to $3.3 billion at December 31, 2003 from $2.3 billion at December 31, 2002. Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand. We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings. The average balance of securities sold under repurchase agreements for the year ended December 31, 2003 was $3.3 billion with an average cost of approximately 0.90%, compared to an average balance of $2.4 billion and an average cost of approximately 1.27% for the same period last year. The decline in the average rate paid on repurchase agreements relates to the overall decline in the indices to which the repurchase agreements are linked.

        Short-term and other borrowings increased $357.0 million, or 48%, to $1.1 billion at December 31, 2003 from $741.1 million at December 31, 2002. We use short-term and other borrowings to offset variability of deposit flow. The average balance of short-term and other borrowings for the year ended December 31, 2003 was $1.0 billion with an average cost of approximately 2.15%, compared to an average balance of $845.2 million and an average cost of approximately 3.66% for the same period last year. The average cost of borrowing for the year ended December 31, 2003, included prepayment fees of $3.1 million. These fees were incurred to employ an asset-liability strategy in which we replaced a high cost borrowing with a new borrowing at a lower rate and purchased assets with a similar maturity to lock in spread. We employed the same strategy in 2002. As a result, the average cost for the year ended December 31, 2002 included $7.6 million of prepayment fees.

Market Risk

        We engage in investment activities to accommodate clients' cash management needs and to contribute to overall corporate earnings. Our clients, in the course of their financial asset management, maintain cash balances, which they can deposit with us on a short-term basis in interest-bearing accounts. We either directly invest these cash balances to earn interest income, or place these deposits in third-party vehicles and remit a portion of the earnings on these investments to our clients after deducting a fee as our compensation for the investment. In the conduct of these activities, we are subject to market risk. Market risk is the risk of an adverse financial impact from changes in market prices and interest rates. The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility.

        The active management of market risk is integral to our operations. The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic conditions. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Since client deposits and repurchase agreements, our primary sources of funds, are predominantly short term, we maintain a generally short-term interest rate repricing structure for our interest-earning assets. We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure. The effect of the swap agreements is to lengthen short-term variable-rate liabilities into longer-term, fixed-rate liabilities.

        Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities. These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements. For example, we have established a policy limit stating that projected net interest income over the next twelve months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over twelve months. Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our capital. Due to current interest rate levels, the Company's Board of Directors has approved a temporary exception to the 10% limit for decreases in interest rates. The Board of Directors approved the policy exception because, with the Federal Funds target rate currently at 1.00%, a 200 basis point further reduction would move rates into a negative position and is therefore not likely to occur.

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

        The results of the income simulation model as of December 31, 2003 and 2002 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 7.83% and 6.56%, respectively. We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0%. This modified simulation results in a decrease in projected net interest income of 11.42% and 14.20% at December 31, 2003 and 2002, respectively.

        We also use gap analysis as a secondary tool to manage our interest rate sensitivity. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. As shown in the cumulative gap position in the table presented below, at December 31, 2003, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us. Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize. During a period of rising interest rates, net interest income would be lower until interest rates stabilize. However, at the current absolute level of interest rates, lower interest rates may also lead to lower net interest income due to a diminished ability to lower the rates paid on interest-bearing liabilities, including certain client funds, as rates approach zero. Other important determinants of net interest income are rate levels, balance sheet growth and mix, and interest rate spreads.

        The following table presents the repricing schedule for our interest-earning assets and interest-bearing liabilities at December 31, 2003 (Dollars in thousands):

	Within Three Months	Three To Six Months	Six To Twelve Months	One Year to Five Years	Over Five Years	Total
Interest-earning assets(1)
Investment securities(2)	$4,352,805	$450,629	$734,110	$2,668,825	$397,878	$8,604,247
Loans—variable rate	199,618	—	—	—	—	199,618
Loans—fixed rate	—	—	—	12	—	12

Total interest-earning assets	4,552,423	450,629	734,110	2,668,837	397,878	8,803,877
Interest-bearing liabilities:
Savings accounts	3,582,146	—	—	50,768	—	3,632,914
Interest rate contracts	(1,090,000)	90,000	180,000	820,000	—	—
Securities sold under repurchase agreements	2,858,001	—	—	400,000	—	3,258,001
Short-term borrowings	948,087	—	—	150,000	—	1,098,087
Junior subordinated debentures	—	—	—	24,774	—	24,774

Total interest-bearing liabilities	6,298,234	90,000	180,000	1,445,542	—	8,013,776

Net interest sensitivity gap during the period	$(1,745,811)	$360,629	$554,110	$1,223,295	$397,878	$790,101

Cumulative gap	$(1,745,811)	$(1,385,182)	$(831,072)	$392,223	$790,101

Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	72.28%	78.32%	87.35%	104.89%	109.86%

Interest-sensitive assets as a percent of total assets (cumulative)	49.35%	54.24%	62.19%	91.13%	95.44%

Net interest sensitivity gap as a percent of total assets	(18.93)%	3.91%	6.01%	13.26%	4.31%

Cumulative gap as a percent of total assets	(18.93)%	(15.02)%	(9.01)%	4.25%	8.57%

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

        Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, Federal Reserve Discount Window, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, and fees collected from asset administration clients. As a result of our management of liquid assets and the ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors' needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.07 per share for 2004 (approximately $4.6 million based upon 65,436,788 shares outstanding as of December 31, 2003).

        Our ability to pay dividends on Common Stock may depend on the receipt of dividends from the Bank. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. During all periods presented in this report, the Company did not require dividends from the Bank in order to fund the Company's own dividends. In addition, we may not pay dividends on our Common Stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities. The Capital Securities were issued by ICTI, a Delaware statutory business trust sponsored by us, and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve.

        We have informal borrowing arrangements with various counterparties. Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate. The aggregate amount of these borrowing arrangements as of December 31, 2003 was $2.4 billion. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding. Our borrowings under these arrangements are typically on an overnight basis. We cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on our operations.

        We also have Master Repurchase Agreements in place with various counterparties. Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at December 31, 2003 was $3.9 billion.

        We also have a borrowing arrangement with the FHLBB. We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold. We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20. The aggregate amount of borrowing available to us under this arrangement at December 31, 2003 was approximately $1.3 billion. The amount outstanding under this arrangement at December 31, 2003 was $0.4 billion.

        The FHLBB is implementing a new capital structure and stock-investment rules to comply with the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB's regulator, the Federal Housing Finance Board. The Bank's capital stock investment in the FHLBB will remain at its current level of $50 million under the new capital plan which takes effect on April 19, 2004. FHLBB capital stock investments require a five-year advance notice of withdrawal under the new capital plan. Under the new capital plan, our $50 million stock investment in the FHLBB will provide a borrowing capacity of approximately $555 million.

        The following table details our contractual obligations as of December 31, 2003 (Dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual obligations
Debt obligations	$1,098,087	$948,087	$150,000	$—	$—
Repurchase agreements	3,258,001	2,858,001	250,000	150,000	—
Mandatorily redeemable, preferred securities of subsidiary trust(1)	24,000	—	—	24,000	—
Operating lease obligations	157,544	36,069	58,823	32,573	30,079

Total	$4,537,632	$3,842,157	$458,823	$206,573	$30,079

(1)
These securities ultimately mature in 2027, however, we have the right to redeem the securities as early as 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Other commitments
Unused commitments to lend	$759,483	$623,966	$135,517	$—	$—
Interest rate swaps (notional amount)	1,180,000	360,000	820,000	—	—
Fixed price purchase contracts	792,072	792,072	—	—	—
Other	26,465	13,037	13,428	—	—

Total	$2,758,020	$1,789,075	$968,945	$—	$—

        Included in the Other commitments line described above are contracts in which we are obligated to utilize the data processing services of Electronic Data Systems ("EDS") and SEI Investments Company ("SEI") through December 31, 2005. The commitment to pay for services provided is volume driven. The commitment to pay for these services is based upon transaction volumes and includes inflationary price clauses. To estimate our future contractual obligations for these commitments, we assumed transaction volumes would remain consistent with 2003 volumes and increased the amount by 3% each year.

Capital Resources

        Historically, we have financed our operations principally through internally generated cash flows. We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs. We lease microcomputers through operating leases. Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs. As a result, our capital expenditures were $29.5 million and $48.6 million for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, capital expenditures were comprised of approximately $15.7 million in capitalized software and projects in process, $7.4 million in fixed assets, and $6.4 million in leasehold improvements. For the year ended December 31, 2002, capital expenditures were comprised of approximately $31.6 million in capitalized software and projects in process, $14.0 million in fixed assets, and $3.0 million in leasehold improvements.

        Stockholders' equity at December 31, 2003 was $540.8 million, up 22%, from 2002, primarily due to net income growth in 2003. The ratio of average stockholders' equity to average assets decreased to 5.9% at December 31, 2003 from 6.4% at December 31, 2002, primarily due to asset growth in investment securities funded by increases in securities purchased under resale agreements and customer deposits.

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

        FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off-balance sheet items of 8.0%. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with at least half of the total capital required to be Tier 1. Tier 1 capital includes, with certain restrictions, the sum of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier 2 capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses. Our Total and Tier 1 capital ratios at December 31, 2003 were each 17.79%, which are in excess of minimum requirements. The Bank's Total and Tier 1 capital ratios at December 31, 2003 were 17.60% and 17.59%, respectively, which are in excess of minimum requirements.

        In addition to the risk-based capital guidelines, the FRB and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier 1 capital divided by its adjusted average total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier 1 capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of Investors Financial and that of Investors Bank be reduced by most intangible assets. Our Leverage Ratio at December 31, 2003 was 5.41%, which is in excess of regulatory minimums. Investors Bank's Leverage Ratio at December 31, 2003 was 5.35%, which is also in excess of regulatory minimums. See "Business—Regulation and Supervision" section for additional information.

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

ITEM 9a.    CONTROLS AND PROCEDURES.

        As of December 31, 2003, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the Securities and Exchange Commission. Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of December 31, 2003, our disclosure controls were effective.

        As a result of the evaluation completed by us, and in which Messrs. Sheehan and Spinney participated, we have concluded that no changes occurred during our fiscal quarter ended December 31, 2003 in our internal controls over financial reporting, which changes have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required under this item is incorporated herein by reference to the information in the sections entitled "Directors and Executive Officers," "Election of Directors" and "Compensation and Other Information Concerning Directors and Executive Officers" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Officers" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Management and Principal Holders of Voting Securities" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Certain Relationships and Related Transactions" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Ratification of Selection of Auditors" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1. Consolidated Financial Statements.

For the following consolidated financial information included herein, see Index on Page F-1:
Report of Management to Stockholders.
Independent Accountants' Report.
Independent Auditors' Report.
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001.
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.
Notes to Consolidated Financial Statements.
2. Financial Statement Schedules.
None.
3. List of Exhibits.
Exhibit No.		Description
3.1	(14)	Certificate of Incorporation of the Company
3.2	(9)	Certificate of Amendment of Certificate of Incorporation of the Company
3.3	(13)	Certificate of Amendment of Certificate of Incorporation of the Company
3.4	(16)	Certificate of Amendment of Certificate of Incorporation of the Company
3.5	(14)	Amended and Restated Bylaws of the Company
4.1	(14)	Specimen certificate representing the Common Stock of the Company
4.2	(14)	Stockholder Rights Plan
4.3	(6)	Amendment No.1 to Stockholder Rights Plan
4.4	(10)	Amendment No.2 to Stockholder Rights Plan
10.1	(15)*	Amended and Restated 1995 Stock Plan
10.2	(15)	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3	(14)	Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20,1995
10.4	(1)	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts
10.5	(2)*	1997 Employee Stock Purchase Plan
10.6	(2)	Amended and Restated Declaration of Trust among the Company and the Trustees named therein, dated January 31, 1997
10.7	(2)	Purchase Agreement among the Company, Investors Capital Trust I and Keefe, Bruyette & Woods, Inc., dated January 30, 1997 (Included in Exhibit 10.6)
10.8	(2)	Indenture between the Company and The Bank of New York, dated January 31, 1997
10.9	(2)	Registration Rights Agreement, among the Company, Investors Capital Trust I and Keefe, Bruyette & Woods, Inc., dated January 31, 1997

10.10	(2)	Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997
10.11	(2)	Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New York as Capital Securities Guarantee Trustee, dated January 31, 1997
10.14	(8)	Stock Purchase Agreement, dated as of March 19, 1999, by and between the Company and Oakmont Corporation
10.15	(11)	Asset Purchase Agreement between the Company and The Chase Manhattan Bank dated as of November 28, 2000
10.16	(12)	First Amendment, effective January 1, 2000 to Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.17	(12)*	Amended and Restated Employment Agreement between the Company and Kevin Sheehan
10.18	(12)*	Change of Control Employment Agreement between the Company and Kevin Sheehan
10.19	(12)*	Amended and Restated Employment Agreement between the Company and Michael Rogers
10.20	(12)*	Change of Control Employment Agreement between the Company and Michael Rogers
10.21	(12)*	Amended and Restated Employment Agreement between the Company and Edmund Maroney
10.22	(12)*	Change of Control Employment Agreement between the Company and Edmund Maroney
10.23	(12)*	Amended and Restated Employment Agreement between the Company and Robert Mancuso
10.24	(12)*	Change of Control Employment Agreement between the Company and Robert Mancuso
10.25	(12)*	Amended and Restated Employment Agreement between the Company and John Henry
10.26	(12)*	Change of Control Employment Agreement between the Company and John Henry
10.27	(14)*	Change of Control Employment Agreement between the Company and John N. Spinney, Jr.
10.28	(15)*	Employment Agreement between the Company and John N. Spinney, Jr.
21.1		Subsidiaries of the Company
23.1		Consent of Deloitte & Touche LLP
24.1		Power of Attorney (See Power of Attorney and Signature Page of this Report)
31.1		Certificate of Kevin J. Sheehan, Chief Executive Officer
31.2		Certificate of John N. Spinney, Jr., Chief Financial Officer
32.1		Certification of Kevin J. Sheehan, Chief Executive Officer, and John N. Spinney, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(15)
Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2002.

(16)
Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 2003.

*
Indicates a management contract or a compensatory plan, contract or arrangement.

(b)
Reports on Form 8-K.

        A Form 8-K was furnished to the Securities and Exchange Commission on October 20, 2003 furnishing information pursuant to Item 9 (Regulation FD) relating to a press release issued by Investors Financial Services Corp. on the same date.

        A Form 8-K was furnished to the Securities and Exchange Commission on October 15, 2003 furnishing information pursuant to Item 12 (Results of Operation and Financial Condition) relating to the press release of Investors Financial Services Corp.'s financial results for the fiscal quarter ended September 30, 2003.

  (c)
  Exhibits.

        The Company hereby files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C.

  (d)
  Financial Statement Schedules.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 20th day of February, 2004.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the 20th day of February, 2004.

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

INVESTORS FINANCIAL SERVICES CORP.

REPORT OF MANAGEMENT TO STOCKHOLDERS

February 20, 2004

To the Stockholders:

Financial Statements

        The management of Investors Bank & Trust Company ("the Bank") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in the Consolidated Financial Statements of Investors Financial Services Corp. (the "Company") contained in this Report. The financial statements of the Bank have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

        Management assessed the institution's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and Call Report Instructions as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Call Report Instructions as of December 31, 2003.

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

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2003.

/s/ KEVIN J. SHEEHAN
Kevin J. Sheehan Chairman and Chief Executive Officer
/s/ JOHN N. SPINNEY, JR.
John N. Spinney, Jr. Senior Vice President and Chief Financial Officer

INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
Investors Bank & Trust Company
200 Clarendon Street
Boston, Massachusetts 02116

        We have examined management's assertion, included in the accompanying Report of Management to Stockholders, that Investors Bank & Trust Company (the "Bank") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A (the "Call Report Instructions") as of December 31, 2003 based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO" report). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

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

        In our opinion, management's assertion that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and the Call Report Instructions as of December 31, 2003, is fairly stated, in all material respects, based on the criteria established in the COSO report.

DELOITTE & TOUCHE LLP
Boston, Massachusetts

February 20, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Investors Financial Services Corp.:

        We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp. and subsidiaries (collectively the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and effective October 1, 2003, the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") 51."

DELOITTE & TOUCHE LLP
Boston, Massachusetts

February 20, 2004

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in thousands, except per share data)

	December 31, 2003	December 31, 2002
ASSETS
Cash and due from banks	$39,689	$14,568
Securities held to maturity (fair value of $4,308,578 and $3,460,754 at December 31, 2003 and 2002, respectively) (Note 4)	4,307,610	3,438,689
Securities available for sale (Note 4)	4,296,637	3,272,465
Nonmarketable equity securities (Note 4)	50,000	50,000
Loans, less allowance for loan losses of $100 at December 31, 2003 and 2002 (Note 5)	199,530	143,737
Accrued interest and fees receivable	72,816	67,261
Equipment and leasehold improvements, less accumulated depreciation of $47,683 and $25,402 at December 31, 2003 and 2002, respectively (Note 6)	76,420	74,869
Goodwill (Note 3)	79,969	79,969
Other assets	101,901	73,916

TOTAL ASSETS	$9,224,572	$7,215,474

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Demand	$334,823	$384,461
Savings	3,682,295	2,858,457
Time (Note 7)	190,000	90,000

Total deposits	4,207,118	3,332,918
Securities sold under repurchase agreements (Note 8)	3,258,001	2,301,974
Short-term and other borrowings (Note 9)	1,098,087	741,107
Due to brokers for open trades payable	—	286,843
Junior subordinated deferrable interest debentures (Note 11)	24,774	—
Other liabilities	95,757	85,676

Total liabilities	8,683,737	6,748,518

Commitments and contingencies (Note 17)
Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company (Note 11)	—	24,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none in 2003 and in 2002)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 in 2003 and in 2002; issued and outstanding: 65,436,788 and 64,775,042 in 2003 and 2002, respectively)	655	648
Surplus	242,662	233,337
Deferred compensation	(1,076)	(1,599)
Retained earnings	286,138	198,282
Accumulated other comprehensive income, net	13,006	12,288
Treasury stock, at cost (26,508 and 10,814 shares in 2003 and 2002, respectively)	(550)	—

Total stockholders' equity	540,835	442,956

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,224,572	$7,215,474

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share data)

	December 31, 2003	December 31, 2002	December 31, 2001
OPERATING REVENUE:
Interest income:
Federal Funds sold and securities purchased under resale agreements	$326	$740	$1,602
Investment securities held to maturity and available for sale (including non-taxable income of $20,477, $17,556 and $14,266, respectively)	242,160	243,333	244,880
Loans	3,577	3,774	5,572

Total interest income	246,063	247,847	252,054

Interest expense:
Deposits	39,819	42,257	65,338
Short-term and other borrowings	53,361	64,544	79,878

Total interest expense	93,180	106,801	145,216

Net interest income	152,883	141,046	106,838

Noninterest income:
Asset servicing fees (Note 21)	333,586	296,395	251,359
Other operating income	2,607	2,449	3,128

Net operating revenue	489,076	439,890	361,325

OPERATING EXPENSES:
Compensation and benefits	186,932	192,785	164,186
Technology and telecommunications	38,914	42,190	39,194
Transaction processing services	33,299	33,713	28,710
Occupancy	29,218	25,602	17,965
Depreciation and amortization	27,971	16,357	8,404
Professional fees	11,189	11,829	7,933
Travel and sales promotion	4,822	5,819	5,349
Amortization of goodwill (Note 3)	—	—	3,559
Other operating expenses	12,576	13,100	13,876

Total operating expenses	344,921	341,395	289,176

INCOME BEFORE INCOME TAXES	144,155	98,495	72,149
Provision for income taxes (Note 10)	52,395	29,549	21,949

NET INCOME	$91,760	$68,946	$50,200

BASIC EARNINGS PER SHARE	$1.41	$1.07	$0.79

DILUTED EARNINGS PER SHARE	$1.38	$1.04	$0.76

COMPREHENSIVE INCOME:
Net income	$91,760	$68,946	$50,200
Other comprehensive income (loss) (Note 13):
Cumulative effect of a change in accounting principle	—	—	(3,934)
Net unrealized investment (loss) gain	(11,878)	32,100	1,120
Net unrealized derivative instrument gain (loss)	12,019	(9,516)	(6,043)
Cumulative translation adjustment	577	—	—

Other comprehensive income (loss)	718	22,584	(8,857)

COMPREHENSIVE INCOME	$92,478	$91,530	$41,343

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except per share data)

	December 31, 2003	December 31, 2002	December 31, 2001
Common shares
Balance, beginning of year	64,775,042	31,971,404	29,912,711
Exercise of stock options	548,069	490,827	381,896
Common stock issuance	129,371	143,889	1,672,797
Restricted stock issuance	—	—	4,000
Common stock repurchased	(15,694)	—	—
Stock dividend, two-for-one split	—	32,168,922	—

Balance, end of year	65,436,788	64,775,042	31,971,404

Treasury shares
Balance, beginning of year	10,814	10,814	10,814
Common stock repurchased	15,694	—	—

Balance, end of year	26,508	10,814	10,814

Common stock
Balance, beginning of year	$648	$320	$299
Exercise of stock options	6	5	5
Common stock issuance	1	1	16
Stock dividend, two-for-one split	—	322	—

Balance, end of year	$655	$648	$320

Surplus
Balance, beginning of year	$233,337	$222,440	$95,007
Exercise of stock options	2,971	2,864	2,131
Tax benefit from stock options	3,008	4,152	4,158
Common stock issuance	3,386	3,881	119,014
Stock option issuance	—	—	2,130
Stock option forfeiture	(40)	—	—

Balance, end of year	$242,662	$233,337	$222,440

Deferred compensation
Balance, beginning of year	$(1,599)	$(2,563)	$(247)
Restricted stock issuance	—	—	(335)
Exercise of stock options	—	—	(13)
Stock option issuance	—	—	(2,130)
Stock option forfeiture	40	—	—
Amortization of deferred compensation	483	964	162

Balance, end of year	$(1,076)	$(1,599)	$(2,563)

Retained earnings
Balance, beginning of year	$198,282	$132,877	$85,188
Net income	91,760	68,946	50,200
Stock dividend, two-for-one split	—	(322)	—
Cash dividend, $0.06, $0.05 and $0.04 per share in the years ended December 31, 2003, 2002 and 2001, respectively	(3,904)	(3,219)	(2,511)

Balance, end of year	$286,138	$198,282	$132,877

Accumulated other comprehensive income (loss), net
Balance, beginning of year	$12,288	$(10,296)	$(1,439)
Cumulative effect of change in accounting principle	—	—	(3,934)
Net unrealized investment (loss) gain	(11,878)	32,100	1,120
Net unrealized derivative instrument gain (loss)	11,785	(11,129)	(8,149)
Amortization of transition-related adjustment	234	1,613	2,106
Effect of foreign currency translation	577	—	—

Balance, end of year	$13,006	$12,288	$(10,296)

Treasury stock
Balance, beginning of year	$—	$—	$—
Common stock repurchased (15,694 shares at an average price of $35.07)	(550)	—	—

Balance, end of year	$(550)	$—	$—

Total Stockholders' Equity	$540,835	$442,956	$342,778

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	December 31, 2003	December 31, 2002	December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,760	$68,946	$50,200

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	8	—	—
Depreciation and amortization	27,971	16,357	11,963
Amortization of deferred compensation	483	964	162
Amortization of premiums on securities, net of accretion of discounts	40,231	10,474	255
Deferred income taxes	5,651	3,972	(245)
Changes in assets and liabilities:
Accrued interest and fees receivable	(5,555)	(7,510)	(11,748)
Other assets	(29,878)	(25,618)	(25,329)
Other liabilities	27,316	(6,935)	30,248

Net cash provided by operating activities	157,987	60,650	55,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from paydowns/maturities of securities available for sale	1,608,656	699,980	420,138
Proceeds from paydowns/maturities of securities held to maturity	1,902,187	2,212,594	1,193,524
Purchases of securities available for sale	(2,666,066)	(2,020,022)	(865,218)
Purchases of securities held to maturity	(2,794,414)	(2,520,097)	(2,432,570)
Purchase of nonmarketable equity securities	—	—	(35,000)
Net decrease in due to brokers for open trades payable	(286,843)	—	—
Net decrease in Federal Funds sold and repurchase agreements	—	—	450,000
Net (increase) decrease in loans	(55,793)	88,376	(102,844)
Purchase of business	—	—	(49,434)
Purchases of equipment and leasehold improvements	(29,495)	(48,579)	(35,908)

Net cash used in investing activities	(2,321,768)	(1,587,748)	(1,457,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits	(49,638)	(122,606)	144,121
Net increase (decrease) in time and savings deposits	923,838	1,176,647	(197,128)
Net increase in securities sold under repurchase agreements	956,027	638,662	411,587
Net increase (decrease) in short-term and other borrowings	356,980	(169,174)	910,035
Proceeds from exercise of stock options	2,977	2,869	2,123
Proceeds from issuance of common stock	3,387	3,882	119,030
Common stock repurchase	(550)	—	—
Cost of issuance of restricted stock	—	—	(335)
Repurchase of company-obligated, mandatorily redeemable, preferred securities of subsidiary trust	—	(1,000)	—
Dividends paid to stockholders	(3,904)	(3,219)	(2,511)

Net cash provided by financing activities	2,189,117	1,526,061	1,386,922

Effect of exchange rates on changes in cash	(215)	—	—
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	25,121	(1,037)	(14,884)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	14,568	15,605	30,489

CASH AND DUE FROM BANKS, END OF YEAR	$39,689	$14,568	$15,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$91,858	$105,386	$146,320

Cash paid for income taxes	$39,859	$24,989	$17,829

SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Change in due to brokers for open trades payable	$—	$286,843	$—

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS

        Investors Financial Services Corp. ("IFSC") provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (the "Bank"). As used herein, the defined term "the Company" shall mean IFSC together with the Bank and its domestic and foreign subsidiaries. The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies. Core services include global custody, multicurrency accounting and mutual fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services. The Company is subject to regulation by the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Federal Deposit Insurance Corporation and the National Association of Securities Dealers, Inc.

        On February 1, 2001, the Company completed the issuance and sale of 1,624,145 shares of Common Stock at $71.62 per share in a public offering. A portion of the proceeds was used to fund the acquisition of the operations of the advisor custody unit of The Chase Manhattan Bank N.A. ("Chase"). The remaining proceeds were used for the assumption of the U.S. asset administration unit of Barclays Global Investors, N.A. and for working capital. These share numbers have not been restated to reflect the two-for-one stock split discussed below.

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

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Revenue Recognition

        Asset servicing revenue—The Company recognizes revenue from asset servicing and investment advisory services based on contractual terms signed by the Company's clients. Generally, revenue is accrued by multiplying average or month-end net assets by contracted rates. Asset servicing revenue is considered earned daily as transactions are processed or services are provided.

        Value-added services—The Company recognizes revenue from its value-added services, such as foreign exchange, securities lending and cash management services, based on the specific type of transaction processed. Value-added service revenue is considered earned daily as transactions are processed or services are provided.

        Interest income—The Company recognizes and accrues income on its interest-earning assets as earned using a method which approximates the effective yield.

        Cash and Cash Equivalents—For purposes of reporting cash flows, the Company defines cash and cash equivalents to include cash, due from banks, and interest-bearing deposits.

        Securities—The Company classifies all equity securities that have readily determinable fair values and all investments in debt securities into one of three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings. All other debt and equity securities not classified as either held to maturity or trading are classified as available for sale and carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

        Nonmarketable securities consist of stock of the Federal Home Loan Bank of Boston ("FHLBB") and are carried at cost and redeemable at par value. The Company is required to hold this stock under its borrowing arrangement with the FHLBB.

        The Company's accounting policy for impairment requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security.

        The specific identification method is used to determine gains and losses on sales of securities. Amortization and accretion of debt securities purchased at a premium or discount are amortized or accreted into income by a method which approximates the effective yield. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly.

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

        Equipment, Leasehold Improvements and Capitalized Software Costs—Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years, and for leasehold improvements over the lesser of the useful life or the life of the lease. For costs incurred to develop computer software for internal use, the Company capitalizes costs incurred during the application and development stage, which includes costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Capitalized software costs are amortized over the estimated useful life on the project, which can range from three to five years.

        Long-Lived Assets—Long-lived assets to be held and used by the Company are reviewed on a quarterly basis to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the further economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. During the years ended December 31, 2003 and 2002, the Company's analyses indicated there was no impairment of its long-lived assets.

        Income Taxes—Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in deferred tax assets and liabilities during the year. Deferred tax assets and liabilities are established for temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

        Translation of Foreign Currencies—The Company translates the financial statements of its foreign operations into U.S. dollars. Where the functional currency is not in the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated using average rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in stockholders' equity.

        For foreign operations where the functional currency is the U.S. dollar, the financial statements are translated into U.S. dollars using period-end exchange rates for monetary assets and liabilities, exchange rates in effect on the date of acquisition for premises and equipment (and related depreciation) and the average exchange rates during the period for income and expenses. The resulting translation adjustments are recorded in current period income.

        Derivative Financial Instruments—The Company does not purchase derivative financial instruments for trading purposes. Interest rate swap agreements are matched with specific financial instruments reported on the consolidated balance sheet. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and the item being hedged are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"). Ineffective portions of changes in the fair value of the cash flow hedges are recognized in earnings. For derivatives that do not qualify as hedges, changes in their fair value are recognized in earnings.

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

        The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At December 31, 2003 and 2002, the Company had $792.1 million and $432.6 million of fixed price purchase contracts outstanding to purchase investment securities. The unrealized gain is included within the other assets category on the Company's consolidated balance sheet.

        The Company enters into foreign exchange contracts with clients and strives to enter into a matched position with another financial institution. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment to asset servicing fees. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. The foreign exchange contracts have been reduced by balances with the same counterparty where a master netting agreement exists.

        Securities Sold Under Repurchase Agreements—The Company enters into sales of securities under agreements to repurchase. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. Securities pledged as collateral under agreements to repurchase are reflected as assets in the accompanying consolidated balance sheets.

        Stock-Based Compensation—The Company measures compensation expense for stock-based compensation plans using the intrinsic value method. The intrinsic value method measures compensation cost as the difference of the option exercise price and the fair market value of the common stock on the measurement date, which is typically the date of grant. Generally, options granted have an exercise price equivalent to the fair market value at the measurement date. Accordingly, no compensation cost has been recorded. If stock-based compensation were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and resulting compensation costs would have decreased net income as indicated below (Dollars in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Net income as reported	$91,760	$68,946	$50,200
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,529)	(12,720)	(11,581)

Pro forma net income	$81,231	$56,226	$38,619

Earnings per share:
Basic-as reported	$1.41	$1.07	$0.79
Basic-pro forma	1.25	0.87	0.61
Diluted-as reported	$1.38	$1.04	$0.76
Diluted-pro forma	1.22	0.85	0.59

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the years ended December 31, 2003, 2002, and 2001, respectively: an average assumed risk-free interest rate, based on the five-year Treasury rate, of 2.37%, 2.40%, and 4.05%, an expected life of four years, an average expected volatility of 55.86%, 56.20%, and 55.76%, and average dividend yield of 0.20%, 0.22%, and 0.15%.

        Earnings Per Share—Basic earnings per share ("EPS") were computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised into common stock that then shared in the earnings of the Company.

        Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

	Income	Shares	Per Share Amount
December 31, 2003
Basic EPS
Income available to common stockholders	$91,760	65,098,960	$1.41
Dilutive effect of common equivalent shares of stock options	—	1,376,502	(0.03)

Diluted EPS	$91,760	66,475,462	$1.38

December 31, 2002
Basic EPS
Income available to common stockholders	$68,946	64,429,592	$1.07
Dilutive effect of common equivalent shares of stock options	—	1,942,102	(0.03)

Diluted EPS	$68,946	66,371,694	$1.04

December 31, 2001
Basic EPS
Income available to common stockholders	$50,200	63,303,594	$0.79
Dilutive effect of common equivalent shares of stock options	—	2,433,124	(0.03)

Diluted EPS	$50,200	65,736,718	$0.76

        There were 3,517,655 option shares which were not considered dilutive for earnings per share calculations for the year ended December 31, 2003.

        Guarantees—On behalf of its clients, the Company lends securities to creditworthy broker-dealers. In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities. The Company requires the borrowers to provide collateral in an amount equal to, or in excess of, 102% of the fair market value of U.S. dollar denominated securities borrowed and 105% of the fair market value of non-U.S. dollar denominated securities borrowed. The borrowed securities are revalued daily to determine whether additional collateral is necessary. As guarantor, the Company is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company measures the fair value of its indemnification obligation by marking its securities lending portfolio to market on a daily basis and comparing the value of the portfolio to the collateral holdings position. The fair value of the indemnification obligation to be recorded would be the deficiency of collateral as compared to the value of the securities out on loan.

        Goodwill—On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement affects the accounting of premiums, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. This statement eliminates the amortization of goodwill, and requires that goodwill be reviewed at least annually for impairment. This statement affects all goodwill recognized on our consolidated balance sheet, regardless of when the assets were initially recorded. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. As of December 31, 2003, there was no impairment of goodwill. The disclosure requirements of SFAS No. 142 are detailed in Note 3.

        New Accounting Principles—The Company has adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among its provisions, this Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt. During the year ended December 31, 2003, the Company recorded an early extinguishment of $100 million of its FHLBB debt by replacing it with new debt. The Company recognized a $3.1 million early termination fee which has been classified in interest expense. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

        The Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires an issuer to classify financial instruments within its scope as a liability (or an asset in some circumstances). The Statement provides that these instruments must be classified as liabilities in the consolidated balance sheet and recorded at fair value. On November 7, 2003, the measurement provisions relating to non-controlling mandatorily redeemable instruments were deferred. The classification provisions of this Statement remain in effect. The Company adopted the provisions of this Statement effective July 1, 2003. The adoption of this Statement did not have a material impact on the Company's financial position.

        In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") 51 ("FIN 46"). This interpretation addresses consolidation by business enterprises of variable interest entities ("VIE"). This interpretation requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns, or both. The provisions are effective for any new entities that are originated subsequent to January 31, 2003. For entities that were originated prior to February 1, 2003, the provisions of this interpretation were to be effective October 1, 2003.

        Effective October 1, 2003, the Company adopted provisions of FIN 46. As a result of the adoption of this interpretation, the Company was required to deconsolidate Investors Capital Trust I ("ICTI"), the wholly-owned trust that issued trust preferred securities. Therefore, the Company presents in its consolidated financial statements junior subordinated debentures as a liability and its investment in ICTI as a component of other assets. The income for the three months that ICTI was not consolidated is considered immaterial. Refer to Note 11 for additional information.

3. ACQUISITIONS

        On February 1, 2001, the Company purchased the operations of the advisor custody unit of Chase. This unit provided institutional custody services to individual accounts holding approximately $27 billion in assets as of February 1, 2001. These accounts consist of individual accounts, trusts, endowments and corporate accounts whose assets are managed by third-party investment advisors. Pursuant to the terms of the asset purchase agreement, the Company paid to Chase as of closing approximately $31.5 million of the total purchase price, plus another $39.8 million in exchange for the book value of loans to clients. The contingency payment clause expired in 2002, therefore, the Company is not obligated to make any further purchase price payments to Chase. The transaction was accounted for as a purchase.

        On May 1, 2001, the Company assumed the operations of the U.S. asset administration unit of Barclays Global Investors, N.A. ("BGI"), a large international institutional investment manager. The unit, located in Sacramento, California, provides custody, accounting, administration and other operations functions for BGI's North American assets. The transaction was accounted for as a purchase.

        No pro forma results of Chase or BGI are presented as they were not material to the Company's financial condition and operating results for the periods presented.

        Goodwill related to the acquisitions is summarized as follows (Dollars in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Goodwill, beginning of year	$79,969	$79,969	$34,094
Plus purchase of businesses	—	—	49,434
Less amortization expense	—	—	(3,559)

Goodwill, end of year	$79,969	$79,969	$79,969

        On January 1, 2002, the Company ceased amortization of goodwill. The following table represents the transitional disclosure related to the adoption of SFAS No. 142 (Dollars in thousands, except per share data):

	December 31, 2003	December 31, 2002	December 31, 2001
Net income as reported	$91,760	$68,946	$50,200
Add back: Goodwill amortization, net of tax	—	—	2,471

Adjusted net income	$91,760	$68,946	$52,671

Earnings per share:
Basic-as reported	$1.41	$1.07	$0.79
Basic-adjusted	1.41	1.07	0.83
Diluted-as reported	$1.38	$1.04	$0.76
Diluted-adjusted	1.38	1.04	0.80

4. SECURITIES

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2003 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,273,466	$11,596	$(6,310)	$2,278,752
Federal agency securities	1,906,512	1,699	(12,800)	1,895,411
State and political subdivisions	127,632	6,890	(107)	134,415

Total	$4,307,610	$20,185	$(19,217)	$4,308,578

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,600,924	$22,658	$(11,602)	$3,611,980
State and political subdivisions	333,777	22,119	(68)	355,828
Corporate debt	178,394	314	(2,892)	175,816
US Treasury securities	111,305	2,396	—	113,701
Federal agency securities	29,600	9	—	29,609
Foreign government securities	9,644	59	—	9,703

Total	$4,263,644	$47,555	$(14,562)	$4,296,637

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2002 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,034,430	$19,702	$(664)	$2,053,468
Federal agency securities	1,287,238	2,520	(4,999)	1,284,759
State and political subdivisions	117,021	5,566	(60)	122,527

Total	$3,438,689	$27,788	$(5,723)	$3,460,754

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,723,703	$36,294	$(204)	$2,759,793
State and political subdivisions	290,241	17,090	(39)	307,292
Federal agency securities	29,602	1,279	—	30,881
Corporate debt	179,612	21	(5,134)	174,499

Total	$3,223,158	$54,684	$(5,377)	$3,272,465

        Nonmarketable equity securities at December 31, 2003 and 2002 consisted of stock of the FHLBB. The Company is required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.

        The amortized cost amounts and fair values of securities by contractual maturity are as follows (Dollars in thousands):

	December 31, 2003
Held to Maturity	Amortized Cost	Fair Value
Due within one year	$13	$14
Due from one to five years	39,448	40,670
Due five years up to ten years	71,115	71,785
Due after ten years	4,197,034	4,196,109

Total	$4,307,610	$4,308,578

	December 31, 2003
Available for Sale	Amortized Cost	Fair Value
Due within one year	$34,932	$35,003
Due from one to five years	93,294	99,993
Due five years up to ten years	314,560	329,761
Due after ten years	3,820,858	3,831,880

Total	$4,263,644	$4,296,637

        There were no sales of securities available for sale during the years ended December 31, 2003, 2002 and 2001.

        The carrying value of securities pledged amounted to approximately $5.6 billion at December 31, 2003. Securities are pledged primarily to secure clearings with other depository institutions, secure repurchase agreements and secure outstanding FHLBB borrowings.

        The following table represents the information about our temporarily impaired investments at December 31, 2003 (Dollars in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,457,689	$17,806	$9,182	$106	$2,466,871	$17,912
Federal agency securities	1,005,518	8,378	600,457	4,422	1,605,975	12,800
Corporate debt	25,667	333	46,876	2,559	72,543	2,892
State and political subdivisions	9,591	154	154	21	9,745	175

Total temporarily impaired securities:	$3,498,465	$26,671	$656,669	$7,108	$4,155,134	$33,779

        Federal agency securities in a loss position greater than 12 months are represented by securities issued by the Small Business Association and are guaranteed to recover the contractual principal of these investments. These securities are classified as held to maturity and management believes that the Company will recover all principal; therefore, no impairment losses have been recognized. Corporate debt securities in a loss position are represented by Trust Preferred securities ("Trups") issued by reputable financial institutions. The credit ratings of the underlying issuers range from A1 to AA3 ratings. The Company holds senior tranches of these issuances and believes that it will recover all contractual payments; therefore, no impairment losses have been recognized.

        The Company holds Trups issued by other financial institutions. The Company has evaluated its ownership interests of each security and has concluded that the Company is not the primary beneficiary and as such does not need to consolidate the Trups holdings under the guidance of FIN 46.

5. LOANS

        Loans consist of demand loans to custody clients of the Company, including individuals and not-for-profit institutions and loans to mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or non-performing loans at December 31, 2003 and 2002. In addition, there have been no loan charge-offs or recoveries during the years ended December 31, 2003, 2002 and 2001. Loans consisted of the following (Dollars in thousands):

	December 31, 2003	December 31, 2002
Loans to mutual funds	$104,954	$49,372
Loans to individuals	67,641	76,263
Loans to others	27,035	18,202

	199,630	143,837
Less allowance for loan losses	(100)	(100)

Total	$199,530	$143,737

        The Company had unused commitments to lend of approximately $759.5 million and $682.4 million at December 31, 2003 and 2002, respectively. The terms of these commitments are similar to the terms of outstanding loans.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        The major components of equipment and leasehold improvements are as follows (Dollars in thousands):

	December 31, 2003	December 31, 2002
Furniture, fixtures and equipment	$108,278	$90,434
Leasehold improvements	15,825	9,837

Total	124,103	100,271
Less accumulated depreciation and amortization	(47,683)	(25,402)

Equipment and leasehold improvements, net	$76,420	$74,869

        Included in furniture, fixtures and equipment were internal software costs, capitalized in accordance with SOP 98-1, of $61.5 million and $47.5 million as of December 31, 2003 and 2002, respectively. Depreciation expense was $26.1 million, $14.8 million and $7.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense was $1.9 million, $1.6 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

7. DEPOSITS

        Time deposits at December 31, 2003 and 2002 included non-interest bearing amounts of $190 million and $90 million, respectively. All time deposits had a minimum balance of $100,000 and a maturity of less than three months at December 31, 2003 and 2002. At December 31, 2003 and 2002, $54.3 million and $73.0 million of overdrafts were reclassified to loans.

8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

        The following table represents information regarding the Company's securities sold under repurchase agreements (Dollars in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Outstanding at end of period	$3,258,001	$2,301,974	$1,663,312
Maximum outstanding at any month end	3,546,131	2,931,041	1,884,975
Average balance for the year	3,278,555	2,449,368	1,546,271
Weighted average rate at end of period	1.09%	1.20%	1.64%
Weighted average rate for the period	0.90%	1.27%	3.06%

        As of December 31, 2003, $3.4 billion of securities were pledged to collateralize repurchase agreements.

9. SHORT-TERM AND OTHER BORROWINGS

        The components of short-term and other borrowings are as follows (Dollars in thousands):

	December 31, 2003	December 31, 2002
Federal funds purchased	$697,855	$130,648
Federal Home Loan Bank of Boston overnight advances	250,000	360,000
Federal Home Loan Bank of Boston long-term advances	150,000	250,000
Treasury, Tax and Loan account	232	459

Total	$1,098,087	$741,107

        For the years ended December 31, 2003 and 2002, maturities on FHLBB advances ranged from overnight to September 2006. As of December 31, 2003, $1.9 billion of securities were pledged to collateralize FHLBB overnight and long-term advances.

        The following table represents information regarding the Company's Federal Funds purchased (Dollars in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Outstanding at end of period	$697,855	$130,648	$130,000
Maximum outstanding at any month end	697,855	375,000	394,000
Average balance for the year	432,490	254,093	139,243
Weighted-average rate at end of period	0.99%	1.20%	1.61%
Weighted-average rate for the period	1.14%	1.71%	3.62%

10. INCOME TAXES

        The components of income tax expense are as follows (Dollars in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Current:
Federal	$32,396	$24,984	$21,791
State	14,296	532	285
Foreign	52	61	118

	46,744	25,577	22,194

Deferred:
Federal	5,989	3,972	(245)
State	(338)	—	—

	5,651	3,972	(245)

Total income taxes	$52,395	$29,549	$21,949

        Differences between the effective income tax rate and the federal statutory rates are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Federal statutory rate	35.00%	35.00%	35.00%
State income tax rate, net of federal benefit	6.29	0.34	0.25
Tax-exempt income, net of disallowance	(4.93)	(5.98)	(4.73)
Other	(0.01)	0.64	(0.10)

Effective tax rate	36.35%	30.00%	30.42%

        In March 2003, a retroactive change in the Commonwealth of Massachusetts tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust. During the second quarter of 2003, we settled this disputed tax assessment with the Massachusetts Department of Revenue, agreeing to pay approximately 50% of the liability. As a result of this retroactive change in tax law, we recorded an additional state tax expense of approximately $7.2 million, net of federal income tax benefit, in 2003.

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following (Dollars in thousands):

	December 31, 2003	December 31, 2002
Deferred tax assets:
Employee benefit plans	$3,190	$2,264
Unrealized hedging loss	5,231	10,497
Other	441	210

	8,862	12,971

Deferred tax liabilities:
Depreciation and amortization	(8,266)	(3,204)
Undistributed income of foreign subsidiaries	(2,887)	(1,735)
Pension plan	(1,462)	(766)
Securities available for sale	(11,874)	(17,113)
Other	(508)	(610)

	(24,997)	(23,428)

Net deferred tax liability	$(16,135)	$(10,457)

11. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

        On January 31, 1997, ICTI, a trust sponsored and wholly-owned by the Company issued $25 million in 9.77% Trust Preferred Securities (the "Capital Securities"), the proceeds of which were invested by the trust in the same aggregate principal amount of the Company's newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Junior Subordinated Debentures"). The Capital Securities have a call date of February 1, 2007. The $25 million aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of ICTI. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under (i) the Junior Subordinated Debentures; (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued; and (iii) the Amended and Restated Declaration of Trust governing ICTI, constitutes a full and unconditional guarantee of ICTI's obligations under the Capital Securities. No other subsidiary of the Company guarantees these Capital Securities. Certain of the Company's subsidiaries may require prior approval of the Commissioner of Banks of the Commonwealth of Massachusetts if the total dividends for a calendar year would exceed net profits for the year combined with retained net profits for the previous two years. These restrictions on the ability to pay dividends to the Company may restrict the Company's ability to pay dividends to the shareholders. In 2002, the Company repurchased $1.0 million of the Capital Securities.

        Effective October 1, 2003, the Company adopted provisions of FIN 46. As a result of the adoption of this Interpretation, the Company was required to deconsolidate ICTI, the wholly-owned trust that issued the Capital Securities. Therefore, the Company presents in its consolidated financial statements junior subordinated debentures as a liability and its investment in ICTI as a component of other assets. The income for the three months that ICTI was not consolidated is considered immaterial.

12. STOCKHOLDERS' EQUITY

        As of December 31, 2003, the Company has authorized 1,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, all with a par value of $0.01 per share.

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

        At the Annual Meeting of Stockholders of the Company held on April 17, 2001, stockholders approved the amendment and restatement of the Company's Stock Plan to increase the number of shares available for grant pursuant to the plan from 4,640,000 to 6,140,000. At the Annual Meeting of Stockholders of the Company held on April 23, 2002, stockholders approved the amendment and restatement of the Company's Stock Plan to increase the number of shares available for grant pursuant to the plan from 6,140,000 to 7,640,000. Effective with the June 2002 stock split, the number of shares available to grant increased to 15,280,000. Of the 15,280,000 shares of Common Stock authorized for issuance under the Stock Plan at December 31, 2003, 3,877,277 were available for grant as of that date. Under the Stock Plan, the Company may grant options to purchase shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock. No options were granted to consultants during the year ended December 31, 2003.

        The terms of the Director Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 400,000 shares of Common Stock. Effective with the June 2002 stock split, the number of shares available to grant increased to 800,000. Of the 800,000 shares of Common Stock authorized for issuance under the plan, 103,035 were available for grant at December 31, 2003.

        Pursuant to the terms of the Director Plan, each non-employee director receives an automatic annual grant of options to purchase the number of shares then specified by the Director Plan, as described below. Additionally, any non-employee director may elect to receive options to acquire shares of the Company's Common Stock in lieu of such director's cash retainer. Any such election is subject to certain restrictions under the Director Plan. The number of shares of stock underlying the option granted in lieu of cash is equal to the quotient obtained by dividing the cash retainer by the fair market value of an option on the date of grant, which is based on the Black-Scholes valuation model.

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

        The exercise price of options under the Director Plan and the incentive options under the Stock Plan may not be less than the fair market value at the date of the grant. The exercise price of nonqualified options under the Stock Plan is determined by the compensation committee of the Board of Directors. All options become exercisable as specified by the compensation committee at the date of the grant.

        On February 13, 2001, the Company granted 8,000 shares of Common Stock under the Stock Plan to former employees of the Chase advisor custody unit. This grant is subject to the Company's right to repurchase the shares if the employees' employment with the Company terminates. The Company's right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant. During 2002, the Company chose not to exercise its right to repurchase 3,200 shares issued in connection with this grant when an employee's employment with the Company terminated.

        On May 1, 2001, the Company granted 58,000 nonqualified stock options under the Stock Plan to former employees of the U.S. asset administration unit of BGI in connection with the assumption of the operations of the unit. The exercise price of the options is 10% of the fair market value of the Common Stock at the close of market on the date of grant. The grants are exercisable immediately, but any shares acquired on exercise are subject to the Company's right to repurchase the shares at the exercise price if the employees' employment with the Company terminates. The Company's right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant. During 2003, the Company canceled 1,200 options relating to the unvested portion for an employee whose employment terminated during the year.

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

        The Company has recorded deferred compensation of $1.1 million and $1.6 million at December 31, 2003 and 2002, respectively, related to the grants described in the above three paragraphs. Amortization of deferred compensation was $483,000, $964,000, and $162,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        A summary of option activity under both the Director Plan and the Stock Plan is as follows:

	December 31, 2003		December 31, 2002		December 31, 2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,621,157	$22	6,921,610	$20	5,793,324	$14
Granted	737,399	34	674,414	32	2,048,660	32
Exercised	(654,230)	9	(761,893)	7	(831,224)	6
Canceled	(157,240)	32	(212,974)	29	(89,150)	22

Outstanding at end of year	6,547,086	$24	6,621,157	$22	6,921,610	$20

Outstanding and exercisable at year end	4,712,586		4,202,545		3,514,094

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at December 31, 2003		Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$0–10	1,150,458	4.3 years	$6	1,150,040	$6
10–20	1,188,384	5.1	11	1,187,758	11
20–30	128,923	6.6	26	89,541	26
30–40	4,057,301	7.9	33	2,271,887	33
40–50	22,020	7.1	42	13,360	42

	6,547,086	6.7	$24	4,712,586	$21

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

        A summary of the 1997 Employee Stock Purchase Plan is as follows:

	December 31,
	2003	2002	2001
	Shares	Shares	Shares
Total shares available under the plan beginning of year	356,875	500,764	598,068
Issued at June 30	(70,606)	(61,193)	(41,976)
Issued at December 31	(58,765)	(82,696)	(55,328)

Total shares available under the plan end of year	227,504	356,875	500,764

        During the year ended December 31, 2003, the purchase prices of the stock were $25.50 and $27.00, or 90% of the market value of the Common Stock on the first business day of the payment periods ending June 30, 2003 and December 31, 2003, respectively.

        During the year ended December 31, 2002, the purchase prices of the stock were $30.00 and $24.75, or 90% of the market value of the Common Stock on the first business day of the payment period ending June 30, 2002 and the last business day of the payment period ending December 31, 2002, respectively.

        During the year ended December 31, 2001, the purchase prices of the stock were $30.25 and $29.88, or 90% of the market value of the Common Stock on the first business day of the payment periods ending June 30, 2001 and December 31, 2001, respectively.

13. COMPREHENSIVE INCOME

        Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. The Company's other comprehensive income and related tax effects for the years ended December 31, 2003, 2002 and 2001 is as follows (Dollars in thousands):

	Pre-tax Amount	Tax (Expense) Benefit	After-tax Amount
2003
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(16,314)	$5,439	$(10,875)
Other	(1,542)	539	(1,003)

Net unrealized losses	(17,856)	5,978	(11,878)
Net unrealized derivative instrument gain	17,663	(5,878)	11,785
Amortization of transition related adjustment	361	(127)	234
Currency translation adjustment	577	—	577

Other comprehensive income	$745	$(27)	$718

2002
Unrealized gains on securities:
Unrealized holding gains arising during the period	$49,796	$(17,696)	$32,100

Net unrealized gains	49,796	(17,696)	32,100
Net unrealized derivative instrument loss	(17,122)	5,993	(11,129)
Amortization of transition related adjustment	2,482	(869)	1,613
Currency translation adjustment	—	—	—

Other comprehensive income	$35,156	$(12,572)	$22,584

2001
Unrealized gains on securities:
Unrealized holding gains arising during the period	$1,947	$(827)	$1,120

Net unrealized gains	1,947	(827)	1,120
Net unrealized derivative instrument loss	(12,537)	4,388	(8,149)
Amortization of transition related adjustment	3,240	(1,134)	2,106
Cumulative effect of change in accounting principle	(6,052)	2,118	(3,934)
Currency translation adjustment	—	—	—

Other comprehensive income	$(13,402)	$4,545	$(8,857)

14. EMPLOYEE BENEFIT PLANS

        Pension Plan—The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997. The benefits are based on years of service and the employee's compensation during employment. Generally, the Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. The plan document was amended in December 2001 to freeze benefit accruals for certain highly compensated participants as of December 31, 2001, as well as to change the maximum allowable compensation projected for future years. Such highly compensated participants will receive their future full benefit accrual under the Company's nonqualified supplemental retirement plan, as described below. The Company uses a December 31 measurement date for this plan.

        Supplemental Retirement Plan—The Company also has a nonqualified, unfunded, supplemental retirement plan ("SERP") which was established in 1994 and covers certain employees and pays benefits that supplement any benefits paid under the qualified plan. Benefits under the supplemental plan are generally based on compensation not includable in the calculation of benefits to be paid under the qualified plan. The plan document was amended in April 2000 to eliminate the compensation cap and include bonuses and commissions of certain employees. The Company uses a December 31 measurement date for this plan.

        The following table sets forth the status of the Company's qualified defined benefit pension plan and supplemental retirement plan (Dollars in thousands):

	December 31, 2003		December 31, 2002
	Pension Plan	SERP Plan	Pension Plan	SERP Plan
Change in benefit obligation:
Benefit obligation at beginning of year	$14,511	$13,309	$10,761	$5,604
Service cost	834	878	702	601
Interest cost	1,025	898	902	650
Actuarial loss	2,728	415	2,406	6,454
Benefits paid	(1,048)	—	(260)	—
2001 Plan amendment	—	—	—	—

Projected benefit obligation at the end of the year	18,050	15,500	14,511	13,309

Change in plan assets:
Assets at the beginning of the year	12,916	—	11,161	—
Employer contributions	3,000	—	3,400	—
Actual return	2,378	—	(1,385)	—
Benefits paid	(1,048)	—	(260)	—

Assets at the end of the year	17,246	—	12,916	—

Funded status	(804)	(15,500)	(1,595)	(13,309)

Unrecognized net transition asset	(106)	20	(145)	25
Unrecognized prior service cost	(306)	2,585	(315)	2,729
Unrecognized net loss	5,392	7,106	4,245	7,191

Net amount recognized	$4,176	$(5,789)	$2,190	$(3,364)

        Amounts recognized in the consolidated balance sheet consist of the following (Dollars in thousands):

	December 31, 2003		December 31, 2002
	Pension Plan	SERP Plan	Pension Plan	SERP Plan
Prepaid benefit cost	$4,176	$—	$2,190	$
Accrued benefit cost	—	(8,285)	—		(5,208)
Intangible assets	—	2,496	—		1,844
Accumulated other comprehensive income	—	—	—

Net amount recognized	$4,176	$(5,789)	$2,190		$(3,364)

        The accumulated benefit obligation for the qualified defined benefit pension plan was $13.0 million and $10.7 million at December 31, 2003 and 2002, respectively. The accumulated benefit obligation for the supplemental retirement plan was $8.3 million and $5.2 million at December 31, 2003 and 2002, respectively.

        Net periodic pension cost for the Company's qualified defined benefit pension plan and supplemental retirement plan included the following components (Dollars in thousands):

	December 31, 2003		December 31, 2002
	Pension Plan	SERP Plan	Pension Plan	SERP Plan
Service cost—benefits earned/benefit obligations	$834	$878	$702	$601
Interest cost on projected benefit obligations	1,025	898	902	650
Expected return on plan assets	(1,085)	—	1,385	—
Net amortization and deferral	248	649	(2,368)	414

Net periodic pension cost	$1,022	$2,425	$621	$1,665

        The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:

	December 31, 2003		December 31, 2002
	Pension Plan	SERP Plan	Pension Plan	SERP Plan
Discount rate	6.25%	6.25%	6.75%	6.75%
Rate of compensation increases	3.75	3.75	3.75	3.75

        The weighted-average discount rate, rate of increase in future compensation levels and expected return on plan assets used in determining the net periodic pension cost were as follows:

	December 31, 2003		December 31, 2002
	Pension Plan	SERP Plan	Pension Plan	SERP Plan
Discount rate	6.75%	6.75%	7.50%	7.50%
Rate of compensation increases	3.75	3.75	5.00	5.00
Expected rate of return on plan assets	8.50	—	8.50	—

        The Company has utilized an expected rate of return on plan assets of 8.5% as the historical actual long-term return on plan assets accords with this assumption.

        The Company's pension plan allocation by asset category are as follows:

Asset Category	December 31, 2003	December 31, 2002
Cash and short-term investments	23.3%	31.8%
Equity securities	60.0	46.3
Debt securities	16.7	21.9

Total	100.0%	100.0%

        The Company's core investment objectives for the pension trust are long-term capital appreciation and growth of income, while protecting the principal value of trust assets from long-term permanent loss and, within reason, from large short-term fluctuations. The approved investment policies of the trust anticipate fixed income investments to compose 25-55% and equity securities to compose 45-75% of the total portfolio. Cash equivalents may be used to provide liquidity, income and stability to the portfolio.

        Cash and short-term investments represent money market funds at December 31, 2003 and 2002. Equity securities supply current income and growth through market appreciation. The Company invests in quality companies with securities that are readily marketable. The equity securities portfolio is diversified with no more than 10% of the portfolio invested in any one particular industry at December 31, 2003 and 2002. Debt securities offer a source of current income, reduce the variability of the portfolio's total market value and hedge against inflation. Fixed income investments were limited to issues by the United States Government and its agencies, and corporate bonds with top four quality ratings of recognized credit services at December 31, 2003 and 2002. The pension trust was in full compliance with the approved pension objectives and policies for the years ended December 31, 2003 and 2002. At December 31, 2003 and 2002, the pension did not hold any securities of the Company.

        The Company expects to contribute approximately $2 to $4 million to its pension plan during 2004.

        At December 31, 2003 and 2002, the SERP plan remained an unfunded plan. The Company does not expect contributing to the plan during 2004.

        Employee Savings Plan—The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $3.2 million, $3.2 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

15. OFF BALANCE SHEET FINANCIAL INSTRUMENTS

        Lines of Credit—At December 31, 2003, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $901.5 million, against which $142.0 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

        With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at December 31, 2003 totaled $4.5 billion while the fair value of the portfolio totaled approximately $4.3 billion. Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company's indemnification obligation was zero and no liability was recorded.

        All securities loans are categorized as overnight loans. The maximum potential amount of future payments that the Company could be required to make would be equal to the market value of the securities borrowed. Since the securities loans are overcollateralized by 2% (for U.S. dollar-denominated securities) to 5% (for non-U.S. dollar-denominated securities) of the fair market value of the loan made, the collateral held by the Company would be used to satisfy the obligation. In addition, each borrowing agreement includes "set-off" language that allows the Company to use any excess collateral on other loans to that borrower to cover any collateral shortfall of that borrower. However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is "bought-in." In such instances, the Company would "buy-in" the security using all available collateral and a loss would result from the difference between the value of the security "bought-in" and the value of the collateral held. The Company has never experienced a broker default.

16. DERIVATIVE FINANCIAL INSTRUMENTS

        Interest Rate Contracts—Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company has experienced no terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During 2003, the Company had agreements to assume fixed-rate interest payments in exchange for receiving variable market-indexed interest payments. The original terms range from 24 to 36 months. The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.2 billion and $1.0 billion at December 31, 2003 and 2002, respectively. The weighted-average fixed-payment rates were 3.92% and 4.63% at December 31, 2003 and 2002, respectively. Variable-interest payments received are indexed to the Prime and the overnight Federal Funds rate for 2003. At December 31, 2003 and 2002, the weighted-average rate of variable market-indexed interest payment obligations to the Company were 1.70% and 1.55%, respectively. The effect of these agreements was to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities. These contracts had net fair values of approximately $(14.9) million and $(33.1) million at December 31, 2003 and 2002, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company's consolidated balance sheet. See also Note 18 for additional information on the fair value of the interest rate contracts. These instruments have been designated as cash flow hedges. Changes in fair value of effective portions are included as a component of other comprehensive income. Changes in fair value of ineffective portions are included in net interest income.

        Hedge ineffectiveness, determined in accordance with SFAS No. 133, had an insignificant impact on earnings for the years ended December 31, 2003, 2002 and 2001. Net interest income also included $0.4 million of derivative losses for the twelve-month period that resulted from the reclassification of transition adjustment-related derivative losses from OCI to net interest income in accordance with SFAS No. 133. The recognition in net interest income of the transition adjustment derivative losses from OCI will be offset by derivative gains from changes in the fair value liability of the interest rate swaps as they reach maturity As of December 31, 2003, the Company had reclassified into earnings all of the remaining transition adjustment of net derivative losses included in OCI.

        Foreign Exchange Contracts—Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of spot, forward and swap contracts. Spot contracts call for the exchange of one currency for another and usually settle in two business days. Forward contracts call for the exchange of one currency for another at a date beyond spot. In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned. The Company's risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value of the Company's foreign exchange contracts as of December 31, 2003 and 2002 was $1.6 billion and $0.7 billion, respectively. As of December 31, 2003 and 2002, the European Unit represented approximately 31% and 38% of the notional value outstanding as of December 31, 2003 and 2002, respectively. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. Unrealized gains in other assets were $16.1 million and $4.4 million as of December 31, 2003 and 2002, respectively. Unrealized losses in other liabilities were $15.9 million and $4.5 million as of December 31, 2003 and 2002, respectively. See also Note 18 for additional information on the fair value of our foreign exchange contracts. Foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists. These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

        Other—The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At December 31, 2003 and 2002, the Company had $792.1 million and $432.6 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities. Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

17. COMMITMENTS AND CONTINGENCIES

        Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank ("FRB") for the two-week period including December 31, 2003 was approximately $22.3 million. In addition, the Company's other assets category includes deposits totaling $29.5 million, which were pledged to secure clearings with depository institutions.

        Lease Commitments—Minimum future commitments on noncancelable operating leases at December 31, 2003 were as follows (Dollars in thousands):

Fiscal Year Ending	Bank Premises	Equipment	Total
2004	$25,128	$10,941	$36,069
2005	25,361	6,212	31,573
2006	25,461	1,789	27,250
2007	22,259	33	22,292
2008 and beyond	40,344	16	40,360

Total	$138,553	$18,991	$157,544

        Total rent expense was approximately $36.1 million, $34.5 million and $24.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Effective January 1, 2001, the Company renewed its five-year service agreement with Electronic Data Systems ("EDS"), which now expires December 31, 2005. Under the terms of the agreement, EDS provides data processing services to the Company, which has agreed to pay certain monthly service fees based on usage. Service expense under this contract was $7.7 million, $7.4 million and $5.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        In 2001, the Company renewed its agreement with SEI Investments Company, which now expires on December 31, 2005. Under the terms of this agreement, SEI provides data processing services to the Company, which has agreed to pay certain monthly service fees based upon usage. Service expense under this contract was $4.9 million, $5.2 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Contingencies—The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, family offices, investment advisors, banks and insurance companies. Core services include global custody, multicurrency accounting and mutual fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services. Assets processed, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at December 31, 2003 that are material to the consolidated financial position or results of operations of the Company.

        In July 2000, two of the Company's Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. ("ITC") and Investors Fund Services (Ireland) Ltd. ("IFS"), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the "Fund"), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund's investment manager, Ernst & Young, LLP, the Fund's auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund's closing to subscriptions in June 1999.

        In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Company has notified its insurers and intends to defend this claim vigorously. Based on its investigation through December 31, 2003, the Company does not expect this matter to have a material adverse effect on its business, financial condition or results of operations.

        In January 2001, Mopex, Inc. filed an action entitled Mopex, Inc. v. Chicago Stock Exchange, Inc., et al., Civil Action No. 01 C 0302 (the "Complaint"), in the United States District Court for the Northern District of Illinois. In the Complaint, Mopex alleges that the Bank and numerous other entities, including Barclays Global Investors, State Street Bank and Trust Company, and Merrill Lynch, Pierce, Fenner & Smith, Inc., infringed U.S. Patent No. 6,088,685, entitled, "Open End Mutual Fund Securitization Process," assigned to Mopex. On or about May 9, 2003, the parties to the action executed a settlement agreement and filed a joint stipulated order of dismissal. On May 13, 2003, the court entered the order of dismissal, terminating the case. The order of dismissal entered by the court provided for the dismissal of Mopex's claims without prejudice. We did not pay or promise to pay any money to Mopex to obtain the dismissal. Moreover, our counterclaims against Mopex were dismissed without prejudice, keeping alive our defenses in the event of any further litigation involving this patent.

        On January 31, 2003, the Company was named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at the Company's Sacramento and Walnut Creek facilities. The lawsuit was filed in the Superior Court of California, County of Sacramento. On July 23,

2003, the Company reached an agreement in principle with representatives of the plaintiffs to settle the case. As currently agreed, the settlement will not have a material impact on the Company's business, financial condition or results of operations. The settlement is subject to proper administration of payments to the class members and final approval by the court. In anticipation of this settlement and related costs, the Company accrued a liability of approximately $1.0 million in the second quarter of 2003.

        In March 2003, a retroactive change in the Commonwealth of Massachusetts tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust. During the second quarter of 2003, we settled this disputed tax assessment with the Massachusetts Department of Revenue, agreeing to pay approximately 50% of the liability. As a result of this retroactive change in tax law, we recorded an additional state tax expense of approximately $7.2 million, net of federal income tax benefit, in 2003.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value and estimated fair value of financial instruments are as follows (Dollars in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$39,689	$39,689	$14,568	$14,568
Securities held to maturity	4,307,610	4,308,578	3,438,689	3,460,754
Securities available for sale	4,296,637	4,296,637	3,272,465	3,272,465
Loans, net allowance	199,530	199,530	143,737	143,737
Interest rate contracts	158	158	—	—
Foreign exchange contracts	16,114	16,114	4,394	4,394
Financial Liabilities:
Deposits	4,207,118	4,207,118	3,332,918	3,332,918
Securities sold under repurchase agreements	3,258,001	3,261,227	2,301,974	2,301,974
Short-term & other borrowings	1,098,087	1,102,449	741,107	741,107
Interest rate contracts	15,103	15,103	33,145	33,145
Foreign exchange contracts	15,901	15,901	4,504	4,504

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

        The Company uses the following methods and assumptions to determine the fair value of selected financial instruments:

        Short-term financial assets and liabilities—For financial instruments with a short or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, loans and deposits.

        Securities, available for sale and held to maturity—Fair values were based on prices obtained from an independent nationally recognized pricing service, or in the absence of such, prices were obtained directly from selected broker-dealers.

        Securities sold under repurchase agreements and short-term and other borrowings —Fair values of the Company's long-term borrowings and long-term repurchase agreements were based on quoted market prices, when available, and prevailing market rates for borrowings of similar terms. Carrying amounts for short-term borrowings and short-term repurchase agreements approximate fair value due to the short-term nature of these instruments.

        Interest rate swap agreements—Fair values were based on the estimated amount that the Company would receive or pay to terminate the swap agreements, taking into account the current interest rates and the creditworthiness of the swap counterparties.

        Foreign exchange contracts—Fair values were based on quoted market prices of comparable instruments. Foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists.

19. REGULATORY MATTERS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Bank and the Company (Dollars in thousands):

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital
(to Risk-Weighted Assets-the Company)	$472,511	17.79%	$212,479	8.00%	N/A	N/A
(to Risk-Weighted Assets-the Bank)	$466,933	17.60%	$212,297	8.00%	$265,371	10.00%
Tier 1 Capital
(to Risk-Weighted Assets-the Company)	$472,411	17.79%	$106,240	4.00%	N/A	N/A
(to Risk-Weighted Assets-the Bank)	$466,833	17.59%	$106,148	4.00%	$159,223	6.00%
Tier 1 Capital
(to Average Assets-the Company)	$472,411	5.41%	$349,516	4.00%	N/A	N/A
(to Average Assets-the Bank)	$466,833	5.35%	$349,331	4.00%	$436,663	5.00%
As of December 31, 2002:
Total Capital
(to Risk-Weighted Assets-the Company)	$374,102	15.51%	$192,915	8.00%	N/A	N/A
(to Risk-Weighted Assets-the Bank)	$369,498	15.32%	$192,915	8.00%	$241,143	10.00%
Tier 1 Capital
(to Risk-Weighted Assets-the Company)	$374,002	15.51%	$96,457	4.00%	N/A	N/A
(to Risk-Weighted Assets-the Bank)	$369,398	15.32%	$96,457	4.00%	$144,686	6.00%
Tier 1 Capital
(to Average Assets-the Company)	$374,002	5.50%	$272,132	4.00%	N/A	N/A
(to Average Assets-the Bank)	$369,398	5.43%	$272,104	4.00%	$340,130	5.00%

        Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of net profits and to the extent that such payments will not impair the Bank's capital stock and surplus account. Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

        The operations of the Company's securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Management believes, as of December 31, 2003, that Investors Securities Services, Inc. met all requirements to which it is subject.

20. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(Dollars in thousands, except per share data):

Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$60,349	$61,205	$58,350	$66,159
Interest expense	21,566	23,623	23,088	24,903
Noninterest income	74,916	84,393	85,223	91,661
Operating expenses	85,719	90,953	81,940	86,309
Income before income taxes	27,980	31,022	38,545	46,608
Income taxes	22,568	3,002	12,141	14,684
Net income	5,412	28,020	26,404	31,924
Basic earnings per share	0.08	0.43	0.41	0.49
Diluted earnings per share	0.08	0.42	0.40	0.48
Year Ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$58,632	$62,552	$63,781	$62,882
Interest expense	23,505	28,783	28,546	25,967
Noninterest income	71,042	76,565	75,751	75,486
Operating expenses	83,233	85,595	86,316	86,251
Income before income taxes	22,936	24,739	24,670	26,150
Income taxes	6,881	7,422	7,401	7,845
Net income	16,055	17,317	17,269	18,305
Basic earnings per share	0.25	0.27	0.27	0.28
Diluted earnings per share	0.24	0.26	0.26	0.28

21. GEOGRAPHIC REPORTING AND SERVICE LINES

        The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue For the Years Ended December 31,
				Long-Lived Assets
Geographic Information:
	2003	2002	2001	2003	2002
United States	$467,693	$425,936	$350,711	$149,631	$154,060
Ireland	18,601	11,960	8,282	6,698	773
Canada	2,579	1,915	2,246	60	5
Cayman Islands	203	79	86	—	—

Total	$489,076	$439,890	$361,325	$156,389	$154,838

        BGI accounted for 16.42%, 16.38% and 13.21% of the Company's consolidated net operating revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No client other than BGI accounted for more than 5% of the Company's consolidated net operating revenues in the years ended December 31, 2003 and 2002. For the year ended December 31, 2001, the Commonfund represented 5.3% of total revenue.

        The following represents the Company's asset servicing fees by service line (Dollars in thousands):

	For the Years Ended December 31,
Asset servicing fees by service lines:
	2003	2002	2001
Core service fees:
Custody, accounting and administration	$254,225	$231,520	$200,205

Ancillary service fees:
Foreign exchange	36,501	24,469	19,269
Cash management	20,884	16,974	15,046
Investment advisory	11,777	11,909	7,320
Securities lending	8,903	11,328	9,371
Other service fees	1,296	195	148

Total ancillary service fees	79,361	64,875	51,154

Total	$333,586	$296,395	$251,359

22. FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SERVICES CORP. (PARENT ONLY):

        The following represents the separate condensed financial statements of IFSC (Dollars in thousands):

Statements of Income	December 31, 2003	December 31, 2002	December 31, 2001
Equity in undistributed income of bank subsidiary	$94,427	$70,808	$52,270
Equity in undistributed income (loss) of
nonbank subsidiary	278	(58)	(196)
Equity in undistributed loss of unconsolidated
nonbank subsidiary	(8)	—	—
Dividend income from nonbank subsidiaries	57	96	75
Dividend income from unconsolidated nonbank subsidiary	19	—	—
Management fee paid by nonbank subsidiaries	—	55	60
Interest expense on junior subordinated deferrable interest debentures	(2,420)	(2,488)	(2,518)
Operating expenses	(2,214)	(467)	(540)
Income tax benefit	1,621	1,000	1,049

Net Income	$91,760	$68,946	$50,200

Balance Sheets	December 31, 2003	December 31, 2002
Assets:
Cash	$3,433	$3,016
Investments in bank subsidiary	559,809	461,655
Investments in nonbank subsidiaries	766	497
Receivable due from bank subsidiary	1,659	2,601
Other assets	1,155	5

Total Assets	$566,822	$467,774

Liabilities and Stockholders' Equity
Liabilities:
Accrued expenses	$56	$42
Payable due to nonbank subsidiary	1,157	2
Subordinated debt	24,774	24,774

Total liabilities	25,987	24,818

Stockholders' Equity:
Common stock	655	648
Surplus	242,662	233,337
Deferred compensation	(1,076)	(1,599)
Retained earnings	286,138	198,282
Accumulated other comprehensive income, net	13,006	12,288
Treasury stock	(550)	—

Total stockholders' equity	540,835	442,956

Total Liabilities and Stockholders' Equity	$566,822	$467,774

Statements of Cash Flows	December 31, 2003	December 31, 2002	December 31, 2001
Cash flows from operating activities:
Net income	$91,760	$68,946	$50,200

Adjustments to reconcile net income to net cash used by operating activities:
Amortization of deferred compensation	483	964	162
Amortization of premium expense	195	—	—
Change in assets and liabilities:
Receivable due from bank subsidiary	942	(583)	(1,482)
Receivable due from nonbank subsidiary	—	—	516
Income tax receivable	(484)	—	—
Payable due to nonbank subsidiary	1,155	(207)	120
Accrued expenses	14	(12)	5
Other assets	(861)	1	(3)
Equity in undistributed income of bank subsidiary	(94,427)	(70,808)	(52,270)
Equity in undistributed (income) loss of nonbank subsidiary	(278)	58	196
Equity in undistributed loss of unconsolidated nonbank subsidiary	8	—	—

Net cash used in operating activities	(1,493)	(1,641)	(2,556)

Cash flows from investing activities:
Payments for investments in and advances to subsidiary	—	—	(116,338)

Net cash used in investing activities	—	—	(116,338)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,977	2,869	2,123
Proceeds from issuance of common stock	3,387	3,882	119,030
Common stock repurchased	(550)	—	—
Cost of issuance of restricted stock	—	—	(335)
Repurchase of company-obligated, mandatorily redeemable, preferred securities of subsidiary trust	—	(1,000)	—
Dividends paid	(3,904)	(3,219)	(2,511)

Net cash provided by financing activities	1,910	2,532	118,307

Net increase (decrease) in cash and due from banks	417	891	(587)
Cash and due from banks, beginning of year	3,016	2,125	2,712

Cash and due from banks, end of year	$3,433	$3,016	$2,125

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
  PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9a. CONTROLS AND PROCEDURES.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  REPORT OF MANAGEMENT TO STOCKHOLDERS
  INDEPENDENT ACCOUNTANTS' REPORT
  INDEPENDENT AUDITORS' REPORT
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Years Ended December 31, 2003, 2002 and 2001 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2003, 2002, and 2001 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2003, 2002 and 2001 (Dollars in thousands)
INVESTORS FINANCIAL SERVICES CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2003, 2002 and 2001