Form 10-Q
period 2004-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 2004-05-07
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

or

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

As of April 30, 2004 there were 66,110,416 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets March 31, 2004 and December 31, 2003

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income Three months ended March 31, 2004 and 2003

Unaudited Condensed Consolidated Statements of Stockholders’ Equity Three months ended March 31, 2004 and 2003

Unaudited Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Independent Accountants’ Review Report

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003 (Dollars in thousands, except share data)

	March 31, 2004	December 31, 2003

Assets
Cash and due from banks	$45,429	$39,689
Federal Funds sold	185,000	—
Securities held to maturity (approximate fair value of $4,928,619 and $4,308,578 at March 31, 2004 and December 31, 2003, respectively)	4,906,905	4,307,610
Securities available for sale	4,387,142	4,296,637
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at March 31, 2004 and December 31, 2003	153,104	199,530
Accrued interest and fees receivable	76,451	72,816
Equipment and leasehold improvements, less accumulated depreciation of $54,730 and $47,683 at March 31, 2004 and December 31, 2003, respectively	73,943	76,420
Goodwill, net	79,969	79,969
Other assets	141,800	101,901

Total Assets	$10,099,743	$9,224,572

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$855,696	$334,823
Savings	3,959,080	3,682,295
Time	160,512	190,000
Total deposits	4,975,288	4,207,118

Securities sold under repurchase agreements	3,479,681	3,258,001
Short-term and other borrowings	849,704	1,098,087
Due to brokers for open trades payable	32,870	—
Junior subordinated deferrable interest debentures	24,774	24,774
Other liabilities	126,616	95,757
Total liabilities	9,488,933	8,683,737

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none at March 31, 2004 and December 31, 2003)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 at March 31, 2004 and December 31, 2003; issued and outstanding: 66,027,734 and 65,436,788 at March 31, 2004 and December 31, 2003, respectively)	661	655
Surplus	256,583	242,662
Deferred compensation	(962)	(1,076)
Retained earnings	319,961	286,138
Accumulated other comprehensive income, net	35,117	13,006
Treasury stock, at cost (26,508 shares at March 31, 2004 and December 31, 2003)	(550)	(550)
Total stockholders’ equity	610,810	540,835

Total Liabilities and Stockholders’ Equity	$10,099,743	$9,224,572

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2004 and 2003 (Dollars in thousands, except per share data)

	March 31, 2004	March 31, 2003
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$76,094	$56,761
Ancillary service fees	30,093	17,385
Total asset servicing fees	106,187	74,146
Other operating income	349	770
Gain on sale of investment	234	—
Total fees and other revenue	106,770	74,916

Interest income	71,176	60,349
Interest expense	25,215	21,566
Net interest income	45,961	38,783
Net operating revenue	152,731	113,699

Operating Expenses:
Compensation and benefits	55,323	49,771
Transaction processing services	10,940	6,808
Technology and telecommunications	10,266	9,291
Depreciation and amortization	7,954	6,079
Occupancy	7,391	7,325
Professional fees	3,238	2,951
Travel and sales promotion	1,082	985
Other operating expenses	3,940	2,509
Total operating expenses	100,134	85,719

Income Before Income Taxes	52,597	27,980

Provision for income taxes	17,622	22,568

Net Income	$34,975	$5,412

Basic Earnings Per Share	$0.53	$0.08

Diluted Earnings Per Share	$0.52	$0.08

Comprehensive Income:
Net income	$34,975	$5,412
Other comprehensive income:
Net unrealized investment gain	23,356	6,721
Net unrealized derivative instrument (loss) gain	(1,162)	1,543
Cumulative translation adjustment	(83)	(9)
Other comprehensive income	22,111	8,255
Comprehensive income	$57,086	$13,667

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2004 and 2003 (Dollars in thousands, except share data)

	March 31, 2004	March 31, 2003
Common shares
Balance, beginning of period	65,436,788	64,775,042
Exercise of stock options	590,946	217,805
Balance, end of period	66,027,734	64,992,847

Treasury shares
Balance, beginning of period	26,508	10,814
Balance, end of period	26,508	10,814

Common stock
Balance, beginning of period	$655	$648
Exercise of stock options	6	2
Balance, end of period	661	650

Surplus
Balance, beginning of period	242,662	233,337
Exercise of stock options	8,578	516
Tax benefit from exercise of stock options	5,343	913
Balance, end of period	256,583	234,766

Deferred compensation
Balance, beginning of period	(1,076)	(1,599)
Amortization of deferred compensation	114	141
Balance, end of period	(962)	(1,458)

Retained earnings
Balance, beginning of period	286,138	198,282
Net income	34,975	5,412
Cash dividend, $0.0175 and $0.0150 per share in the periods ending March 31, 2004 and 2003, respectively	(1,152)	(972)
Balance, end of period	319,961	202,722

Accumulated other comprehensive income, net
Balance, beginning of period	13,006	12,288
Net unrealized investment gain	23,356	6,721
Net unrealized derivative instrument (loss) gain	(1,162)	1,413
Amortization of transition-related adjustment	—	130
Effect of foreign currency translation	(83)	(9)
Balance, end of period	35,117	20,543

Treasury stock
Balance, beginning of period	(550)	—
Balance, end of period	(550)	—
Total Stockholders’ Equity	$610,810	$457,223

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003 (Dollars in thousands)

	March 31, 2004	March 31, 2003

Cash Flows From Operating Activities:
Net income	$34,975	$5,412
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	7	—
Depreciation and amortization	7,954	6,079
Amortization of deferred compensation	114	141
Amortization of premiums on securities, net of accretion of discounts	9,465	7,097
Gain on sale of investment	(234)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(3,635)	1,135
Other assets	(39,906)	(1,145)
Other liabilities	22,021	21,089
Net cash provided by operating activities	30,761	39,808

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	291,797	311,514
Proceeds from maturities and paydowns of securities held to maturity	281,471	533,650
Proceeds from sale of securities available for sale	25,041	—
Purchases of securities available for sale	(373,214)	(542,353)
Purchases of securities held to maturity	(887,838)	(782,669)
Net increase (decrease) in due to brokers for open trades payable	32,870	(203,477)
Net increase in Federal Funds sold	(185,000)	—
Net decrease in loans	46,426	36,555
Purchases of fixed assets, capitalized software and leasehold improvements	(5,470)	(8,795)
Net cash used for investing activities	(773,917)	(655,575)

Cash Flows From Financing Activities:
Net increase in demand deposits	520,873	53,589
Net increase (decrease) in time and savings deposits	247,297	(527,346)
Net increase in securities sold under repurchase agreements	221,680	686,942
Net (decrease) increase in short-term and other borrowings	(248,383)	437,370
Proceeds from exercise of stock options	8,584	518
Cash dividends to shareholders	(1,152)	(972)
Net cash provided by financing activities	748,899	650,101

Effect of exchange rates on cash	(3)	(9)

Net Increase In Cash And Due From Banks	5,740	34,325

Cash and Due From Banks, Beginning of Period	39,689	14,568

Cash and Due From Banks, End of Period	$45,429	$48,893

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information is as of and for the three months ended March 31, 2004 and 2003)

1.       Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (the ‘Bank’).  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include global custody, multicurrency accounting and mutual fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services.  The Company is subject to regulation by the Federal Deposit Insurance Corporation, the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority, and the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration.

2.       Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company and subsidiaries as of March 31, 2004 and December 31, 2003, and for the three-month periods ended March 31, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

Employee Stock-Based Compensation – The Company measures compensation cost for stock-based compensation plans using the intrinsic value method. The intrinsic value method measures compensation cost as the difference of the option exercise price and the fair market value of the common stock on the measurement date, which is typically the date of grant.  Generally, options granted have an exercise price equivalent to the fair market value at the measurement date.  Accordingly, no compensation cost has been recorded.  If stock-based compensation were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and compensation costs would have decreased net income as indicated below (Dollars in thousands, except share data):

	For the Three Months Ended March 31,
	2004	2003

Net income as reported	$34,975	$5,412
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,485)	(1,684)
Pro forma net income	$33,490	$3,728

Earnings per share:
Basic-as reported	$0.53	$0.08
Basic-pro forma	$0.51	$0.06

Diluted-as reported	$0.52	$0.08
Diluted-pro forma	$0.49	$0.06

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the three months ended March 31, 2004 and 2003, respectively: an average assumed risk-free interest rate of 2.38% and 2.30%, an expected life of four years, an average expected volatility of 53.95% and 56.18%, and an average dividend yield of 0.17% and 0.25%.

Earnings Per Share – Basic earnings per share (‘EPS’) were computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised into common stock that then shared in the earnings of the Company.  The reconciliation from Basic to Diluted EPS is as follows (Dollars in thousands, except share data):

	For the Three Months Ended March 31,
	2004	2003

Income available to common stockholders	$34,975	$5,412

Basic weighted-average shares outstanding	65,837,110	64,885,852
Dilutive effect of stock options	1,875,842	1,433,396
Diluted weighted-average shares outstanding	67,712,952	66,319,248

Earnings per share:
Basic	$0.53	$0.08

Diluted	$0.52	$0.08

There were 722 and 3,620,549 option shares which were not considered dilutive for purposes of earnings per share calculations for the three-month periods ended March 31, 2004 and 2003, respectively.

3.       Securities

Amortized cost amounts and fair values of securities are summarized as follows as of March 31, 2004 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,807,819	$19,380	$(1,681)	$2,825,518
Federal agency securities	1,974,095	3,752	(6,715)	1,971,132
State and political subdivisions	124,991	7,068	(90)	131,969

Total	$4,906,905	$30,200	$(8,486)	$4,928,619

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$3,685,641	$43,990	$(4,319)	$3,725,312
State and political subdivisions	333,658	23,976	(46)	357,588
Corporate debt	177,851	111	(1,618)	176,344
U.S. Treasury securities	111,180	6,935	—	118,115
Foreign government securities	9,532	251	—	9,783

Total	$4,317,862	$75,263	$(5,983)	$4,387,142

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2003 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,273,466	$11,596	$(6,310)	$2,278,752
Federal agency securities	1,906,512	1,699	(12,800)	1,895,411
State and political subdivisions	127,632	6,890	(107)	134,415

Total	$4,307,610	$20,185	$(19,217)	$4,308,578

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$3,600,924	$22,658	$(11,602)	$3,611,980
State and political subdivisions	333,777	22,119	(68)	355,828
Corporate debt	178,394	314	(2,892)	175,816
U.S. Treasury securities	111,305	2,396	—	113,701
Federal agency securities	29,600	9	—	29,609
Foreign government securities	9,644	59	—	9,703

Total	$4,263,644	$47,555	$(14,562)	$4,296,637

The carrying value of securities pledged amounted to approximately $5.6 billion at March 31, 2004 and December 31, 2003.  Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding Federal Home Loan Bank of Boston (‘FHLBB’) borrowings.

The Company regularly reviews its held to maturity and available for sale securities portfolios for possible impairment. At March 31, 2004, no securities were permanently impaired.

4.       Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at March 31, 2004 and December 31, 2003.  In addition, there were no loan charge-offs or recoveries during the three months ended March 31, 2004 and the year ended December 31, 2003. Loans are summarized as follows (Dollars in thousands):

	March 31, 2004	December 31, 2003

Loans to individuals	$73,747	$67,641
Loans to mutual funds	47,759	104,954
Loans to others	31,698	27,035
Gross loans	153,204	199,630
Less allowance for loan losses	(100)	(100)

Total	$153,104	$199,530

5.       Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	March 31, 2004	December 31, 2003

Repurchase agreements-short term	$2,929,681	$2,858,001
Repurchase agreements-long term	550,000	400,000
Total	$3,479,681	$3,258,001

Approximately $3.5 billion and $3.4 billion of securities were pledged to collateralize repurchase agreements as of March 31, 2004 and December 31, 2003, respectively.

6.       Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	March 31, 2004	December 31, 2003

Federal Home Loan Bank of Boston long-term advances	$100,000	$150,000
Federal Home Loan Bank of Boston overnight advances	400,000	250,000
Federal funds purchased	349,615	697,855
Treasury, Tax and Loan account	89	232

Total	$849,704	$1,098,087

The Company has borrowing arrangements with the FHLBB and the Federal Reserve Discount Window, which have been utilized on an overnight and long-term basis to satisfy funding requirements.  Approximately $1.8 billion and $1.9 billion of securities were pledged to collateralize these advances as of March 31, 2004 and December 31, 2003, respectively.

7.       Stockholders’ Equity

The Company has three stock option plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), and the 1997 Employee Stock Purchase Plan (‘ESPP’).  There were no amendments to these plans during the three months ended March 31, 2004.

During the three months ended March 31, 2004, the following activity occurred under the Director Plan and the Stock Plan:

	March 31, 2004
	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2003	6,547,086	$24
Granted	14,129	38
Exercised	(618,293)	16
Canceled	(15,056)	33
Outstanding at March 31, 2004	5,927,866	$25

Outstanding and exercisable March 31, 2004	4,195,765

A summary of activity under the ESPP is as follows:

	For the Three Months Ended March 31, 2004	For the Year Ended December 31, 2003

Total shares available under the Plan, beginning of period	227,504	356,875
Issued at June 30	—	(70,606)
Issued at December 31	—	(58,765)

Total shares available under the Plan, end of period	227,504	227,504

For the three months ended March 31, 2004, there was no stock issuance or purchase activity under the ESPP.

8.                      Employee Benefit Plans

Pension Plan - The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997.  The benefits are based on years of service and the employee’s compensation during employment.  Generally, the Company’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. The plan document was amended in December 2001 to freeze benefit accruals for certain highly compensated participants as of December 31, 2001, as well as to change the maximum allowable compensation projected for future years.  Such highly compensated participants will receive their future full benefit accrual under the Company’s nonqualified supplemental retirement plan, as described below.  The Company uses a December 31 measurement date for this plan.

Supplemental Retirement Plan - The Company also has a nonqualified, unfunded, supplemental retirement plan (‘SERP’) which was established in 1994 and covers certain employees and pays benefits that supplement any benefits paid under the qualified plan.  Benefits under the supplemental plan are generally based on compensation not includable in the calculation of benefits to be paid under the qualified plan. The Company uses a December 31 measurement date for this plan.

Net periodic pension cost for the Company’s qualified defined benefit pension plan and supplemental retirement plan included the following components (Dollars in thousands):

	March 31, 2004		March 31, 2003
	Pension Plan	SERP Plan	Pension Plan	SERP Plan

Service cost-benefits earned / benefit obligations	$286	$238	$209	$219
Interest cost on projected benefit obligations	351	242	256	225
Expected return on plan assets	(367)	—	(271)	—
Net amortization and deferral	62	148	62	162
Net periodic pension cost	$332	$628	$256	$606

The Company expects to contribute approximately $2 to $4 million to its pension plan during 2004.  During the three months ended March 31, 2004, the Company did not make any contribution to the plan.

At March 31, 2004, the SERP plan remained an unfunded plan.  Consistent with the Company’s expectations at December 31, 2003, no contributions to the SERP plan are anticipated during 2004.

9.        Off-Balance Sheet Financial Instruments

Lines of Credit - At March 31, 2004, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $1.0 billion, against which $83.0 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

Securities Lending - On behalf of its clients, the Company lends securities to creditworthy broker-dealers.  In certain circumstances, the Company may indemnify its clients for the fair market value of those securities against a failure of the borrower to return such securities.  The Company requires the borrowers to provide collateral in an amount equal to, or in excess of, 102% of the fair market value of U.S. dollar-denominated securities borrowed and 105% of the fair market value of non-U.S. dollar-denominated securities borrowed.  The borrowed securities are revalued daily to determine whether additional collateral is necessary.  As guarantor, the Company is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company measures the fair value of its indemnification obligation by marking its securities lending portfolio to market on a daily basis and comparing the value of the portfolio to the collateral holdings position.  The fair value of the indemnification obligation to be recorded would be the deficiency of collateral as compared to the value of the securities out on loan.

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at March 31, 2004 totaled $4.9 billion while the fair value of the portfolio totaled approximately $4.7 billion.  Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

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

10.            Derivative Financial Instruments

Interest Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position.  The Company has experienced no terminations by counterparties of interest rate swaps.  Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value.  During the periods presented, the Company had agreements to assume fixed-rate interest payments in exchange for receiving variable market-indexed interest payments.  The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.2 billion at March 31, 2004 and December 31, 2003. The effect of these agreements was to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities.  These contracts had net fair values of approximately $(16.8) million and $(14.9) million at March 31, 2004 and December 31, 2003, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.  These instruments have been designated as cash flow hedges.  Changes in fair value of effective portions are included as a component of other comprehensive income.  Changes in fair value of ineffective portions are included in net interest income.

Foreign Exchange Contracts - Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates.  Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional values of the Company’s foreign exchange contracts as of March 31, 2004 and December 31, 2003 were $2.7 billion and $1.6 billion, respectively.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.  Unrealized gains in other assets were $16.8 million and $16.1 million as of March 31, 2004 and December 31, 2003, respectively.  Unrealized losses in other liabilities were $15.8 million and $15.9 million as of March 31, 2004 and December 31, 2003, respectively.  Foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists.  These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

Other - The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At March 31, 2004 and December 31, 2003, the Company had $742.7 million and $792.1 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities. Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

11.            Commitments and Contingencies

Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank (‘FRB’) for the two-week period including March 31, 2004 was approximately $32.8 million.  In addition, the Company’s other assets category includes deposits totaling approximately $67.4 million, which were pledged to secure clearings with depository institutions.

Contingencies - Assets processed held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since such items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there are no contingent liabilities at March 31, 2004 that are material to the consolidated financial position or results of operations of the Company.

12.            Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s and the Bank’s consolidated financial position and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The following table presents the capital ratios for the Bank and the Company (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Total Capital (to Risk-Weighted Assets-the Company)	$520,867	18.12%	$230,005	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$508,415	17.69%	$229,916	8.00%	$287,396	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$520,767	18.11%	$115,002	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$508,315	17.69%	$114,958	4.00%	$172,437	6.00%
Tier 1 Capital (to Average Assets-the Company)	$520,767	5.49%	$379,281	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$508,315	5.36%	$379,189	4.00%	$473,987	5.00%

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets-the Company)	$472,511	17.79%	$212,479	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$466,933	17.60%	$212,297	8.00%	$265,371	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$472,411	17.79%	$106,240	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$466,833	17.59%	$106,148	4.00%	$159,223	6.00%
Tier 1 Capital (to Average Assets-the Company)	$472,411	5.41%	$349,516	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$466,833	5.35%	$349,331	4.00%	$436,663	5.00%

Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of net profits and to the extent that such payments will not impair the Bank’s capital stock and surplus account.  Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years.  These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

The operations of the Company’s securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  Management believes, as of March 31, 2004, that Investors Securities Services, Inc. is in material compliance with all of the foregoing requirements to which it is subject.

13.            Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue		Long-Lived Assets
	For the Three Months Ended March 31,		March 31,	December 31,
Geographic Information:	2004	2003	2004	2003

United States	$145,583	$109,496	$147,269	$149,631
Ireland	6,098	3,759	6,544	6,698
Canada	1,006	427	99	60
Cayman Islands	44	17	—	—

Total	$152,731	$113,699	$153,912	$156,389

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 17% and 15% of the Company’s consolidated net operating revenues for the three-month periods ended March 31, 2004 and 2003, respectively.  No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues for the three-month periods ending March 31, 2004 and 2003.

The following represents the Company’s asset servicing fees by service lines (Dollars in thousands):

	For the Three Months Ended
	March 31, 2004	March 31, 2003

Asset servicing fees by service lines:
Core service fees:
Custody, accounting and administration	$76,094	$56,761
Ancillary service fees:
Foreign exchange	18,495	6,733
Cash management	5,600	5,035
Investment advisory	3,470	3,215
Securities lending	2,143	2,188
Other service fees	385	214
Total ancillary service fees	30,093	17,385
Total asset servicing fees	$106,187	$74,146

14.            Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Interest income:
Federal Funds sold	$162	$16
Investment securities held to maturity and available for sale	69,890	59,485
Loans	1,124	848
Total interest income	71,176	60,349

Interest expense:
Deposits	11,369	9,117
Short-term and other borrowings	13,846	12,449
Total interest expense	25,215	21,566

Net interest income	$45,961	$38,783

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders of

Investors Financial Services Corp.

Boston, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2004 and 2003, and the consolidated stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Investors Financial Services Corp. and subsidiaries as of December 31, 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

May 7, 2004

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion together with our Unaudited Consolidated Financial Statements and related Notes to Unaudited Consolidated Financial Statements, which are included elsewhere in this Report.  The following discussion contains forward-looking statements that reflect plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company.  We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include global custody, multicurrency accounting and mutual fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services.  We have offices located in the United States, Ireland, Canada and the Cayman Islands, as well as a network of global subcustodians in more than 90 countries.  At March 31, 2004, we provided services for approximately $1.1 trillion in net assets, including approximately $183 billion in foreign net assets.

We grow our business by selling our services to new clients and by further penetrating our existing clients.  We believe that we currently service less than 10% of the assets managed by our existing clients, and we have traditionally achieved significant success in growing client relationships.  Our ability to service new clients and expand our relationships with existing clients depends on our provision of superior client service.  Our growth is also affected by overall market conditions, the regulatory environment for us and our clients and the success of our clients at marketing their products.

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

As a provider of asset administration services, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity, and the prevailing interest rate environment.  Over the course of the past year, we have benefited from the appreciation of the market values of the assets we service for our clients. A significant portion of our core services revenue is based upon the amount of assets under administration.  As market values of underlying assets fluctuate, so will our revenue.  We have managed this volatility by offering a tiered pricing structure for our asset-based fees.  As asset values increase, the basis point fee is reduced for the incremental assets.  Many of our value-added services are transactional based, and we receive a fee for each transaction processed.  We have also continued to experience net interest margin compression in this low interest rate environment because we have little room to reduce further the rates we pay on our interest-bearing liabilities, yet high volumes of prepayments in our investment portfolio have caused us to reinvest these cash flows in lower-yielding assets.  We expect the Federal Open Market Committee (‘FOMC’) to begin to raise the Federal Funds rate in the second half of 2004.  As such, we have structured our balance sheet in anticipation of this rise in rates.

We continue to remain focused on our sales efforts, prudent expense management and increasing operational efficiency.  These goals are complicated by our need to build infrastructure to support our rapid growth, maintain and enhance our technology and retain and motivate our workforce.

In our 2003 earnings releases, in addition to reporting GAAP results, we also reported operating income and operating earnings per share information that excluded the effect of the previously disclosed $13.9 million, or $0.21 per diluted share, one-time tax accrual that we recorded in the first quarter of 2003.  The accrual resulted from a retroactive tax law change by the Commonwealth of Massachusetts disallowing a dividends received deduction taken by Investors Bank & Trust Company on dividends received since 1999 from a wholly-owned real estate investment trust.  In the second quarter of 2003, we settled this tax matter pursuant to an agreement to pay 50% of the liability.  We believe that pro forma operating income and operating earnings per share provide a more meaningful presentation of our results of operations because they do not include the one-time tax charge which was unrelated to our ongoing operations.

The following table presents a reconciliation between net income and earnings per share presented on the face of our Unaudited Condensed Consolidated Statements of Income and the non-GAAP measure of net operating income and operating earnings per share referenced in our earnings releases (Dollars in thousands, except per share data):

GAAP Earnings (unaudited)

	For the Three Months Ended March 31,
	2004	2003

Income before taxes	$52,597	$27,980
Provision for income taxes	17,622	22,568
Net income	$34,975	$5,412
Earnings per share:
Basic	$0.53	$0.08

Diluted	$0.52	$0.08

Pro Forma Operating Earnings (unaudited)

	For the Three Months Ended March 31,
	2004	2003

Income before taxes	$52,597	$27,980
Provision for income taxes	17,622	8,668	(1)
Net operating income	$34,975	$19,312
Operating earnings per share:
Basic	$0.53	$0.30

Diluted	$0.52	$0.29

(1)          Provision for income taxes for the three months ended March 31, 2003 excludes a $13.9 million charge, net of federal income tax benefit, related to a retroactive change in Massachusetts tax law enacted in the first quarter of 2003. The effect of the exclusion is an increase in net income of $0.22 per basic share and  $0.21 per diluted share.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission (‘SEC’) (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding future changes in operating expenses (including compensation and benefits, transaction processing services, technology and telecommunications, depreciation and amortization, and other operating expenses), net interest income, client funding, the effective tax rate for 2004, hedge ineffectiveness, liquidity, annual dividend payments, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, future pension costs and funding levels, the timing and effect on earnings of derivative gains and losses, the effect on earnings of changes in equity values and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our operating results are subject to fluctuations in interest rates and the securities markets.

A significant portion of our fees are based on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed.  Current market conditions, including the recent volatility in the equity markets, can have a material effect on our asset-based fees.  While reductions in asset servicing fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will likely have an adverse impact on our earnings.  Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  Also, our net interest income is earned by investing depositors’ funds and making loans.  Rapid, sustained changes in interest rates and/or the relationship between short-

term and long-term interest rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results.

A material portion of our revenues is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’) and related entities.

As a result of our selection in 2003 to service assets for Barclays Global Investors Canada, Ltd., our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 17% and 15% of our net operating revenue during the three months ended March 31, 2004 and 2003, respectively.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons.  The loss of BGI’s business would cause our net operating revenue to decline and would likely have an adverse effect on our quarterly and annual results.

We may incur losses due to operational errors.

The services that we provide require complex processes and interaction with numerous third parties.  While we maintain sophisticated computer systems and a comprehensive system of controls, and our operational history has been excellent, from time to time we may make operational errors for which we are responsible to our clients.  In addition, even though we maintain appropriate errors and omissions and other insurance policies, an operational error could result in significant liability to us and may have a material adverse effect on our financial condition and results of operations.

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

Integration of acquisitions and outsourcing transactions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition or outsourcing transaction will be accretive to our earnings per share.  Any future acquisitions or outsourcing transactions will present these or similar challenges. These acquisitions and outsourcing transactions can also consume a significant amount of management’s time.

The failure to properly manage our growth could adversely affect the quality of our services and result in the loss of clients.

We have been experiencing a period of rapid growth that has required the dedication of significant management and other resources. Continued rapid growth could place a strain on our management and other resources.  To manage future growth effectively, we must continue to invest in our operational, financial and other internal systems, and in our human resources.

We must hire and retain skilled personnel in order to succeed.

Qualified personnel, in particular managers and other senior personnel, are in great demand throughout the financial services industry, especially as the economy begins to recover.  We could find it increasingly difficult to continue to attract and retain sufficient numbers of these highly skilled employees, which could affect our ability to attract and retain clients.

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

•                                          The rate of net inflows and outflows of investor funds in the investment vehicles offered by our clients; and

•                                          Rapid, sustained changes in interest rates and equity values.

Most of our expenses, like employee compensation and rent, are relatively fixed.  As a result, any shortfall in revenue relative to our expectations could significantly affect our operating results.

We are subject to extensive federal and state regulations that impose complex restraints on our business.

Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us.  Our primary regulators are the Federal Reserve Board (‘FRB’), the Federal Deposit Insurance Corporation  (‘FDIC’), the Massachusetts Commissioner of Banks and the National Association of Securities Dealers, Inc. (‘NASD’).  Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

Statements of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

Net income for the three months ended March 31, 2004 was $35.0 million, up 546% from $5.4 million for the same period in 2003.  As previously disclosed, we recorded a $13.9 million tax accrual during the first quarter of 2003 relating to a specific tax assessment. Refer to Income Taxes within this section for further discussion regarding our settlement of this tax assessment. Absent this charge, net income for the three months ended March 31, 2004 increased 81% from net operating income for the same period in 2003.  Overall the increase in net income can be attributed to growth in operating revenue and net interest income due to new business, strong equity markets and a favorable interest rate environment coupled with the continued leverage in our business model, as net operating revenue grew 34% with only a 17% increase in operating expenses.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2004	2003	Change

Total asset servicing fees	$106,187	$74,146	43%
Other operating income	349	770	(55)%
Gain on sale of investment	234	—	100%

Total fees and other revenue	$106,770	$74,916	43%

Asset servicing fees for the three months ended March 31, 2004 increased 43% to $106.2 million from the same period in 2003.  The largest components of asset servicing fees are custody, accounting and administration, which increased 34% to $76.1 million.  Custody, accounting and administration fees are based in part on the value of assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide global custody or multicurrency accounting.  The change in net assets processed includes the following components (Dollars in billions):

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Net assets processed, beginning of period	$1,057	$785
Sales to new clients	1	—
Further penetration of existing clients	7	4
Lost clients	(1)	—
Fund flows and market gain (loss)	67	(5)
Net assets processed, end of period	$1,131	$784

The majority of the increase in assets processed resulted from solid equity market performance, the ability of our clients to develop and sell product, which generates fund flows that have a direct, positive impact on our business, and strong international fund flows.  Our core services fees are generated by charging a fee based upon the value of assets processed.  As market values or clients’ asset levels fluctuate, so will our revenue.  Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility.  As asset values increase, the basis point fee typically declines, while when asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

If the value of equity assets held by our clients was to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 3% in our earnings per share.  If the value of fixed-income assets held by our clients was to increase or decrease by 10%, we estimate that this, by itself, would currently cause a corresponding change of approximately 2% in our earnings per share.  In practice, earnings per share do not track precisely to the value of the equity markets because conditions present in a market increase or decrease may generate offsetting increases or decreases in other revenue items.  For example, market volatility often results in increased transaction fee revenue.  Also, market declines may result in increased net interest income and sweep fee income as clients move larger amounts of assets into the cash management vehicles that we offer. However, there can be no assurance that these offsetting revenue increases will occur during any future downturn in the equity markets.

Transaction-driven income includes our ancillary services, such as foreign exchange, cash management, securities lending and investment advisory services.  Foreign exchange fees were $18.5 million for the three months ended March 31, 2004, up 175% from the same period in 2003.  The increase in foreign exchange fees is attributable to new clients, further penetration of existing clients, higher transaction volumes and increased volatility of the currencies traded by our clients.  Future foreign exchange income is dependent on the volume of client activity and the overall volatility in the currencies traded.  Cash management fees, which consist of sweep fees, were $5.6 million for the three months ended March 31, 2004, up 11% from the same period in 2003. The increase is primarily due to increased client balances.  Cash management revenue will continue to depend on the level of client balances maintained in the cash management products we offer.  If our clients’ investment products continue to maintain increasing cash balances, our cash management revenue will be positively impacted. Investment advisory fees were $3.5 million for the three months ended March 31, 2004, up 8% from the same period in 2003.  The increase in investment advisory fees is attributable to growth in the asset size of the Merrimac Master Portfolio, an investment company for which we act as advisor.  Future investment advisory fee income is dependent upon asset levels within the Merrimac Master Portfolio which are driven by overall market conditions, client activity and transaction volumes.  Securities lending fees were $2.1 million for the three months ended March 31, 2004, down 2% from the same period in 2003, primarily due to narrower spreads.  Securities lending transaction volume is positively affected by the market value of the securities on loan, merger and acquisition activity, increased IPO activity and a steeper short-end of the yield curve.  If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted.  If we experience a reduction in our securities lending portfolio, lower market values and continued compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted.

Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (‘FHLBB’) stock investment and miscellaneous fees for systems consulting services.  For the three months ended March 31, 2004, other operating income decreased 55% compared to the same period last year due to a lower yield paid on the FHLBB stock investment and client systems development projects completed in 2003.  Operating income for the three months ended March 31, 2004 also included a $0.2 million gain on the sale of a mortgage-backed security from our available for sale portfolio.  No securities gains were recorded for the same period in 2003.

Net Interest Income

	For the Three Months Ended March 31,
	2004	2003	Change

Interest income	$71,176	$60,349	18%
Interest expense	25,215	21,566	17%

Total net interest income	$45,961	$38,783	19%

Net interest income was $46.0 million for the three months ended March 31, 2004, up 19% from the same period in 2003.  Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The improvement in our net interest income was the result of balance sheet growth driven by strong client funding and a steep yield curve. During 2004, we continued to experience high volumes of prepayments from our investment portfolio.  The cash flows from these prepayments were reinvested in lower yielding interest-earning assets.  We continue to run a closely matched balance sheet by investing in low duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

During 2004, the Company continued to employ a strategy of prepaying long-term FHLBB borrowings and replacing them with lower cost funding in order to preserve net interest margin.  Although the average funding balance increased $2.3 billion from $6.6 billion for the three months ended March 31, 2003 to $8.9 billion for the same period in 2004, the average rates paid on interest-bearing liabilities declined. Our average rate paid on interest-bearing liabilities was 1.20% for the three months ended March 31, 2004, a 20 basis point decline from 1.40% for the same period in 2003.  The decrease was primarily the result of a lower Federal Funds rate from which the majority of our funding sources are priced.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the three months ended March 31, 2004 compared to the same period in 2003.  Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Three Months Ended March 31, 2004
	Change Due to Volume	Change Due to Rate	Net

Interest-earning assets:
Federal Funds sold	$151	$(5)	$146
Investment securities	18,392	(7,987)	10,405
Loans	506	(230)	276

Total interest-earning assets	$19,049	$(8,222)	$10,827

Interest-bearing liabilities:
Deposits	$5,619	$(3,367)	$2,252
Borrowings	591	806	1,397

Total interest-bearing liabilities	$6,210	$(2,561)	$3,649

Change in net interest income	$12,839	$(5,661)	$7,178

In addition to investing in both variable and fixed-rate securities, we use derivative instruments to manage exposure to interest rate risks.  We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate.  These transactions are designed to hedge a portion of our client liabilities, including client repurchase agreements.  By entering into a pay fixed/receive floating interest rate swap, a portion of our liabilities is effectively converted to a fixed-rate liability for the term of the interest rate swap agreement.  Our derivatives are designated as highly effective cash flow hedges.  To the extent there is hedge ineffectiveness it is included as a component of the net interest margin.  Hedge ineffectiveness had an insignificant impact on earnings for the three months ended March 31, 2004 and 2003.  We expect that hedge ineffectiveness will continue to have an insignificant effect on net interest margin in 2004.

We regularly run interest rate simulation models to understand the effect of various interest rate scenarios on our capital and net income.  The results of the income simulation model as of March 31, 2004 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 6.17%.  We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0%. This modified simulation results in a decrease in projected net interest income of 10.38% over the same twelve-month period.  We expect the FOMC to begin increasing interest rates in the second half of 2004.  While our simulation model projects a decrease in net interest income in a rising rate environment, we generally expect the absolute amount of net interest income to increase, driven by higher levels of client funding and capital.  Refer to the ‘Market Risk’ section of this document for more detailed information regarding our income simulation methodology and policies.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Federal Funds sold	$67,560	$162	0.96%	$4,911	$16	1.30%
Investment securities(1)	8,858,773	69,890	3.16%	6,611,391	59,485	3.60%
Loans	198,970	1,124	2.26%	115,489	848	2.94%
Total interest-earning assets	9,125,303	71,176	3.12%	6,731,791	60,349	3.59%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	481,062			446,005

Total assets	$9,606,265			$7,177,696

Interest-bearing liabilities:
Deposits:
Savings	$3,924,863	$11,369	1.16%	$2,193,981	$9,117	1.66%
Time	129	—	—	—	—	—
Securities sold under repurchase agreements	3,691,117	7,649	0.83%	3,092,673	7,337	0.95%
Trust preferred stock (2)	24,774	605	9.77%	24,000	586	9.77%
Other borrowings (3)	732,527	5,592	3.05%	855,274	4,526	2.12%
Total interest-bearing liabilities	8,373,410	25,215	1.20%	6,165,928	21,566	1.40%
Noninterest-bearing liabilities:
Demand deposits	308,916			212,569
Savings	80,953			166,897
Noninterest-bearing time deposits	164,121			90,000
Other liabilities	106,744			94,514
Total liabilities	9,034,144			6,729,908
Equity	572,121			447,788
Total liabilities and equity	$9,606,265			$7,177,696
Net interest income		$45,961			$38,783
Net interest margin (4)			2.01%			2.30%
Average interest rate spread (5)			1.92%			2.19%
Ratio of interest-earning assets to interest-bearing liabilities			108.98%			109.18%

(1)                    Average yield/cost on available for sale securities is based on amortized cost.

(2)                    Effective October 1, 2003, the Company adopted provisions of FIN 46 (revised December 2003), which resulted in a deconsolidation of Investors Capital Trust I, the trust that holds the trust preferred securities.

(3)                    Interest expense includes a penalty of $2.6 million for the three months ended March 31, 2004 for prepayment of FHLBB borrowings.

(4)                    Net interest income divided by total interest-earning assets.

(5)                    Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Operating Expenses

Total operating expenses were $100.1 million for the three months ended March 31, 2004, up 17% from the same period in 2003.  The majority of the increase in operating expenses is in compensation and benefits expense and transaction processing services.  It is expected that only incremental expense associated with new business as well as commitments related to depreciation and technology and telecommunications will be added during the remainder of 2004.  The components of operating expenses were as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2004	2003	Change

Compensation and benefits	$55,323	$49,771	11%
Transaction processing services	10,940	6,808	61%
Technology and telecommunications	10,266	9,291	10%
Depreciation and amortization	7,954	6,079	31%
Occupancy	7,391	7,325	1%
Professional fees	3,238	2,951	10%
Travel and sales promotion	1,082	985	10%
Other operating expenses	3,940	2,509	57%

Total operating expenses	$100,134	$85,719	17%

Compensation and benefits expense was $55.3 million for the three months ended March 31, 2004, up 11% from the same period in 2003, due to higher employment taxes, annual merit raises, new hires needed to support new business and higher bonuses that are directly tied to earnings per share outperformance during the first quarter of 2004.  Further increases in compensation expense in 2004 will be dependent upon new business wins.

Transaction processing services expense was $10.9 million for the three months ended March 31, 2004, up 61% from the same period in 2003, relating to subcustodian fees resulting from higher assets processed and increased transaction volumes. Future transaction processing services expense will be dependent upon asset levels and the volume of client transaction activity.

Technology and telecommunications expense was $10.3 million for the three months ended March 31, 2004, up 10% from the same period in 2003 due to increased software license and maintenance fees, as well as higher contract programming costs.  Future technology and telecommunications expense will be dependent on the level of new business, ongoing improvement to our infrastructure and client integrations.  Technology reinvestment is targeted at approximately 18-20% of net operating revenue.

Depreciation and amortization expense was $8.0 million for the three months ended March 31, 2004, up 31% from the same period in 2003. This increase resulted from the completion of capitalized software projects in late 2003 and their placement into service. Depreciation expense is expected to continue to accrue at this rate for the remainder of 2004.

Other operating expense was $3.9 million for the three months ended March 31, 2004, up 57% from the same period in 2003, largely due to increased insurance premiums relating to the increasingly expensive market for property and casualty, director and officer and professional liability insurance coverages.

Income Taxes

Income taxes were $17.6 million for the three months ended March 31, 2004, down 22% from the same period in 2003 due to a one-time tax accrual recorded in the first quarter of 2003 for a tax assessment by the Commonwealth of Massachusetts Department of Revenue, offset by increased pretax earnings and an increase in our effective tax rate in 2004 to 33.5%.

In March 2003, a retroactive change in the Commonwealth of Massachusetts tax law disallowed a dividends received deduction taken by the Bank on dividends it received since 1999 from a wholly-owned real estate investment trust.  In the second quarter of 2003, we settled this disputed tax matter with the Massachusetts Department of Revenue, pursuant to an agreement to pay 50% of the liability.

Financial Condition

At March 31, 2004, our total assets were $10.1 billion, up 9% from $9.2 billion at December 31, 2003, driven by strong client funding.  Average interest-earning assets increased $2.4 billion, or 36%, for the three months ended March 31, 2004 compared to the same period in 2003.  Funding for our asset growth was provided by an increase in average client balances of approximately $2.9 billion offset by a decrease in average external borrowings of approximately $0.6 billion for the three months ended March 31, 2004.

Investment Portfolio

Our investment portfolio is used to invest depositors’ funds and is a component of our asset processing business.  In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	March 31, 2004	December 31, 2003
Securities held to maturity
Mortgage-backed securities	$2,807,819	$2,273,466
Federal agency securities	1,974,095	1,906,512
State and political subdivisions	124,991	127,632

Total securities held to maturity	$4,906,905	$4,307,610

Securities available for sale
Mortgage-backed securities	$3,725,312	$3,611,980
State and political subdivisions	357,588	355,828
Corporate debt	176,344	175,816
U.S. Treasury securities	118,115	113,701
Federal agency securities	—	29,609
Foreign government securities	9,783	9,703

Total securities available for sale	$4,387,142	$4,296,637

The overall increases in our held to maturity and available for sale portfolios are attributable to investing client deposits, including client repurchase agreements, and borrowed funds to effectively utilize the Bank’s capital and to accommodate client fund flows.  Our held to maturity portfolio increased $599.3 million, or 14%, to $4.9 billion at March 31, 2004 from $4.3 billion at December 31, 2003.  Since net interest income is an integral part of our compensation for asset processing services, we purchase investment securities that will protect our net interest margin, while maintaining both an acceptable credit and interest rate risk profile.

The increase in the held to maturity portfolio stems primarily from purchases of floating-rate mortgage-backed securities, which offer an attractive effective yield and will reprice when interest rates increase.

Our available for sale portfolio remained relatively flat at $4.4 billion at March 31, 2004 compared to $4.3 billion at December 31, 2003.  We continue to invest in floating-rate and adjustable-rate mortgage-backed securities in an effort to maintain our net interest margin, diversify our portfolio with assets that reprice more frequently, and take advantage of an attractive effective yield and limited extension risk, which aligns with our overall asset-liability strategy. Refer to the gap analysis under the ‘Market Risk’ section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

During the three months ended March 31, 2004, we sold a security issued by the Government National Mortgage Association (‘GNMA’ or ‘Ginnie Mae’) resulting in the recognition of a $0.2 million gain in noninterest income.

The average balance of our combined investment portfolios for the three months ended March 31, 2004 was $8.9 billion, with an average yield of 3.16%, compared to an average balance of $6.6 billion with an average yield of 3.60% during the same period in 2003.  The decline in yield is primarily due to the overall low interest rate environment. Securities that matured and paid down in the first quarter of 2004 were originally purchased in a higher interest rate environment, the proceeds of which are now being reinvested at lower interest rates.  In addition, prepayments have caused us to recognize a greater amount of premium amortization associated with the larger population of affected securities purchased through March 31, 2004.

We recognized net amortization of $9.5 million for the three months ended March 31, 2004 compared to $7.1 million of net amortization in the same period of 2003.  The effect of this additional amortization was a lower effective yield on the investment portfolio. A significant portion of our investment portfolio is variable rate in nature.  If interest rates were to rise during 2004, we would expect slower prepayments and our overall yield to increase as our variable-rate securities reprice.  Conversely, if interest rates were to decline in 2004, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and risk.

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

Loan Portfolio

Our loan portfolio decreased $46.4 million, or 23%, to $153.1 million at March 31, 2004 from $199.5 million at December 31, 2003. The majority of the decrease relates to repayments of advances on clients’ lines of credit, partially offset by an increase in client overdrafts. At March 31, 2004, client overdrafts were $66.9 million compared to $54.3 million at December 31, 2003.

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

At March 31, 2004, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our credit loss experience has been excellent.  There have been no loan charge-offs in the last five years, or in the history of our Company.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of March 31, 2004, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has an allowance for loan losses of $0.1 million at March 31, 2004, a level which has remained consistent for the past five years.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Repurchase Agreements and Short-Term and Other Borrowings

Asset growth was funded in part by increased securities sold under repurchase agreements.  Repurchase agreements increased $221.7 million, or 7%, to $3.5 billion at March 31, 2004 from $3.3 billion at December 31, 2003.  Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand.  The majority of our repurchase agreements are with clients. We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits.  The average balance of securities sold under repurchase agreements for the three months ended March 31, 2004 was $3.7 billion with an average cost of approximately 0.83%, compared to an average balance of $3.1 billion and an average cost of approximately 0.95% for the same period in 2003.  The decline in the average rate paid on repurchase agreements relates to the decline in the Federal Funds rate to which the repurchase agreements are linked.

Short-term and other borrowings decreased $248.4 million, or 23%, to $849.7 million at March 31, 2004 from $1.1 billion at December 31, 2003.  We use short-term and other borrowings to offset variability of deposit flow.  The average balance of short-term and other borrowings for the three months ended March 31, 2004 was $732.5 million with an average cost of approximately 3.05%, compared to an average balance of $855.3 million and an average cost of approximately 2.12% for the same period last year.   The average cost of borrowing for the three months ended March 31, 2004 included prepayment fees of $2.6 million.  These fees were incurred to employ an asset-liability strategy in which we replaced a high cost borrowing with a new borrowing at a lower rate and purchased assets with a similar maturity to lock in a spread.

Market Risk

We engage in investment activities to accommodate clients’ cash management needs and to contribute to overall corporate earnings.  Our clients, in the course of their financial asset management, maintain cash balances, which they can deposit with us on a short-term basis in interest-bearing accounts or client repurchase agreements.  We either directly invest these cash balances to earn interest income, or place these deposits in third-party vehicles and remit a portion of the earnings on these investments to our clients after deducting a fee as our compensation for the investment. In the conduct of these activities, we are subject to market risk.  Market risk is the risk of an adverse financial impact resulting from changes in market prices and interest rates.  The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility.

The active management of market risk is integral to our operations.  The objective of interest rate sensitivity management is to provide sustainable net interest revenue under various economic conditions.  We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.  Since client deposits and repurchase agreements, our primary sources of funds, are predominantly short term, we maintain a generally short-term interest rate repricing structure for our interest-earning assets.  We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure.  The effect of the interest rate swap agreements is to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities.

Our Board of Directors has set asset and liability management interest rate policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities.  These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements.  For example, we have established a policy limit stating that projected net interest income over the next twelve months will not be reduced by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over twelve months.  Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our capital.  Due to current interest rate levels, the Company’s Board of Directors has approved a temporary exception to the 10% limit for decreases in interest rates.  The Board of Directors approved the policy exception because, with the Federal Funds target rate currently at 1.00%, a 200 basis point further reduction would move rates into a negative position and is therefore not likely to occur.

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

The results of the income simulation model as of March 31, 2004 and 2003 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 6.17% and 5.97%, respectively.  We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0%.  This modified simulation results in a decrease in projected net interest income of 10.38% and 13.64% at March 31, 2004 and 2003, respectively.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the cumulative gap position in the table presented below, at March 31, 2004, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us.  Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize.  During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize.  However, at the current absolute level of interest rates, lower interest rates may also lead to lower net interest income due to a diminished ability to lower the rates paid on interest-bearing liabilities, including certain client funds, as rates approach zero.  Other important determinants of net interest income are general interest rate levels, balance sheet growth and mix, and interest rate spreads.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at March 31, 2004 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest-earning assets (1)
Federal Funds sold	$185,000	$—	$—	$—	$—	$185,000
Investment securities (2),(3)	4,928,241	546,395	939,244	2,479,653	367,644	9,261,177
Loans - variable rate	153,192	—	—	—	—	153,192
Loans - fixed rate	—	—	—	12	—	12
Total interest-earning assets	$5,266,433	$546,395	$939,244	$2,479,665	$367,644	$9,599,381
Interest-bearing liabilities:
Savings accounts	$3,852,195	$—	$—	$39,139	$—	$3,891,334
Time deposits	512	—	—	—	—	512
Interest rate contracts	(1,160,000)	90,000	180,000	890,000	—	—
Securities sold under repurchase agreements	2,929,681	—	—	550,000	—	3,479,681
Short-term and other borrowings	749,704	—	—	100,000	—	849,704
Trust preferred stock	—	—	—	24,774	—	24,774
Total interest-bearing liabilities	$6,372,092	$90,000	$180,000	$1,603,913	$—	$8,246,005
Net interest-sensitivity gap during the period	$(1,105,659)	$456,395	$759,244	$875,752	$367,644	$1,353,376

Cumulative gap	$(1,105,659)	$(649,264)	$109,980	$985,732	$1,353,376

Interest-sensitive assets as a percent of interest sensitive liabilities (cumulative)	82.65%	89.95%	101.66%	111.95%	116.41%

Interest-sensitive assets as a percent of total assets (cumulative)	52.14%	57.55%	66.85%	91.41%	95.05%

Net interest-sensitivity gap as a percent of total assets	(10.95)%	4.52%	7.52%	8.67%	3.64%

Cumulative gap as a percent of total assets	(10.95)%	(6.43)%	1.09%	9.76%	13.40%

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

(3)                    Excludes $32.9 million of unsettled securities purchases as of March 31, 2004.

Liquidity

Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, Federal Reserve Discount Window, client deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and the ability to generate liquidity through deposits and repurchase agreements, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.07 per share for 2004 (approximately $4.6 million based upon 66,027,734 shares outstanding as of March 31, 2004).

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

We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate.  The aggregate amount of these borrowing arrangements as of March 31, 2004 was $2.5 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties.  Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of available borrowings under these arrangements at March 31, 2004 was $4.1 billion.

We also have a borrowing arrangement with the FHLBB.  We may borrow amounts determined by prescribed collateral levels and the amount of FHLBB stock we hold.  We are required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities) or (ii) total advances from the FHLBB, divided by a leverage factor of 20.  The aggregate amount of borrowing available to us under this arrangement at March 31, 2004 was $3.3 billion.  The amount outstanding under this arrangement at March 31, 2004 was $0.5 billion.

On April 19, 2004, the FHLBB implemented a new capital structure mandated for all Federal Home Loan Banks by the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB’s regulator, the Federal Housing Finance Board.  The Bank’s capital stock investment in the FHLBB will remain at its current level of $50 million under the new capital plan.  The $50 million capital stock investment includes both a $25 million membership component and a $25 million activity-based component.  Under the new capital plan, the FHLBB capital stock investments require a five-year advance notice of withdrawal.  The Bank’s $50 million capital stock investment in the FHLBB will provide a borrowing capacity of approximately $555 million.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  Capital expenditures have been incurred and operating leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $5.5 million and $8.8 million for the three months ended March 31, 2004 and 2003, respectively.  For the three months ended March 31, 2004, capital expenditures were comprised of approximately $3.0 million in capitalized software and projects in process and $2.5 million in fixed assets.  For the three months ended March 31, 2003, capital expenditures were comprised of approximately $3.5 million in capitalized software and projects in process, $1.2 million in fixed assets and $4.1 million in leasehold improvements.  Leasehold improvement expenditures for the three months ended March 31, 2003 were related to increased space in our Dublin office, which was needed to support new business.

Stockholders’ equity at March 31, 2004 was $610.8 million, up 13% from December 31, 2003, primarily due to net income growth and increased other comprehensive income due to the appreciation of our available for sale securities portfolio.  The ratio of average stockholders’ equity to average assets remained constant at approximately 6% for March 31, 2004 and December 31, 2003.

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

FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off-balance sheet items of 8.0%. Total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with at least half of the total capital required to be Tier 1. Tier 1 capital includes, with certain restrictions, the sum of common stockholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier 2 capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses.  Our Total and Tier 1 capital ratios at March 31, 2004 were 18.12% and 18.11%, respectively, which are in excess of minimum requirements.  The Bank’s Total and Tier 1 capital ratios at March 31, 2004 were each 17.69%, which are in excess of minimum requirements.

In addition to the risk-based capital guidelines, the FRB and the FDIC use a “Leverage Ratio” as an additional tool to evaluate capital adequacy.  The Leverage Ratio is defined to be a company’s Tier 1 capital divided by its adjusted average total assets.  The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier 1 capital to adjusted average total assets for top-rated banking institutions.  All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of Investors Financial and that of Investors Bank be reduced by most intangible assets.  Our Leverage Ratio at March 31, 2004 was 5.49%, which is in excess of regulatory minimums. Investors Bank’s Leverage Ratio at March 31, 2004 was 5.36%, which is also in excess of regulatory minimums.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.            Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the SEC.  Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

As a result of the evaluation completed by us, and in which Messrs. Sheehan and Spinney participated, we have concluded that no changes occurred during our fiscal quarter ended March 31, 2004 in our internal controls over financial reporting, which changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(b)         A Form 8-K was furnished to the Securities and Exchange Commission on January 22, 2004 furnishing information pursuant to Item 12 (Results of Operation and Financial Condition) relating to the press release of Investors Financial Services Corp. dated January 22, 2004 reporting Investors Financial Services Corp.’s financial results for the fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date: May 7, 2004	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan
Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)