Form 10-Q
period 2004-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 2004-08-06
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

or

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

As of July 31, 2004 there were 66,279,901 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I.  FINANCIAL INFORMATION

Item 1.           Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003 (Dollars in thousands, except share data)

	June 30, 2004	December 31, 2003

Assets
Cash and due from banks	$42,779	$39,689
Federal Funds sold	425,000	—
Securities held to maturity (approximate fair value of $5,095,999 and $4,308,578 at June 30, 2004 and December 31, 2003, respectively)	5,096,930	4,307,610
Securities available for sale	4,605,279	4,296,637
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at June 30, 2004 and December 31, 2003	192,183	199,530
Accrued interest and fees receivable	83,704	72,816
Equipment and leasehold improvements, less accumulated depreciation of $52,289 and $47,683 at June 30, 2004 and December 31, 2003, respectively	71,493	76,420
Goodwill, net	79,969	79,969
Deposits pledged to secure clearings	188,226	29,646
Other assets	85,860	72,255

Total Assets	$10,921,423	$9,224,572

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$1,052,848	$334,823
Savings	3,585,156	3,682,295
Time	365,169	190,000
Total deposits	5,003,173	4,207,118

Securities sold under repurchase agreements	4,287,675	3,258,001
Short-term and other borrowings	789,119	1,098,087
Due to brokers for open trades payable	135,866	—
Junior subordinated deferrable interest debentures	24,774	24,774
Other liabilities	79,273	95,757
Total liabilities	10,319,880	8,683,737

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none at June 30, 2004 and December 31, 2003)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000 at June 30, 2004 and 100,000,000 at December 31, 2003; issued and outstanding: 66,224,998 and 65,436,788 at June 30, 2004 and December 31, 2003, respectively)	662	655
Surplus	260,686	242,662
Deferred compensation	(780)	(1,076)
Retained earnings	354,222	286,138
Accumulated other comprehensive income, net	(12,697)	13,006
Treasury stock, at cost (26,508 shares at June 30, 2004 and December 31, 2003)	(550)	(550)
Total stockholders’ equity	601,543	540,835

Total Liabilities and Stockholders’ Equity	$10,921,423	$9,224,572

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2004 and 2003 (Dollars in thousands, except per share data)

	June 30, 2004	June 30, 2003
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$154,849	$118,838
Ancillary service fees	60,331	39,043
Total asset servicing fees	215,180	157,881
Other operating income	1,097	1,428
Gain on sale of investment	234	—
Total fees and other revenue	216,511	159,309

Interest income	142,533	121,554
Interest expense	52,280	45,189
Net interest income	90,253	76,365
Net operating revenue	306,764	235,674

Operating Expenses:
Compensation and benefits	109,094	100,735
Transaction processing services	21,138	16,339
Technology and telecommunications	20,722	18,850
Depreciation and amortization	16,721	12,685
Occupancy	14,260	14,530
Professional fees	7,256	6,255
Travel and sales promotion	2,579	2,068
Insurance	2,360	796
Other operating expenses	6,704	4,414
Total operating expenses	200,834	176,672

Income Before Income Taxes	105,930	59,002

Provision for income taxes	35,537	25,570

Net Income	$70,393	$33,432

Basic Earnings Per Share	$1.07	$0.51

Diluted Earnings Per Share	$1.04	$0.50

Comprehensive Income:
Net income	$70,393	$33,432
Other comprehensive income:
Net unrealized investment (loss) gain	(37,157)	8,538
Net unrealized derivative instrument gain	11,854	2,416
Cumulative translation adjustment	(400)	245
Other comprehensive (loss) income	(25,703)	11,199
Comprehensive income	$44,690	$44,631

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended June 30, 2004 and 2003 (Dollars in thousands, except per share data)

	June 30, 2004	June 30, 2003
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$78,755	$62,078
Ancillary service fees	30,238	21,657
Total asset servicing fees	108,993	83,735
Other operating income	748	658
Total fees and other revenue	109,741	84,393

Interest income	71,357	61,205
Interest expense	27,065	23,623
Net interest income	44,292	37,582
Net operating revenue	154,033	121,975

Operating Expenses:
Compensation and benefits	53,771	50,964
Technology and telecommunications	10,456	9,559
Transaction processing services	10,198	9,531
Depreciation and amortization	8,767	6,606
Occupancy	6,869	7,205
Professional fees	4,018	3,304
Travel and sales promotion	1,497	1,083
Insurance	1,164	572
Other operating expenses	3,960	2,129
Total operating expenses	100,700	90,953

Income Before Income Taxes	53,333	31,022

Provision for income taxes	17,915	3,002

Net Income	$35,418	$28,020

Basic Earnings Per Share	$0.54	$0.43

Diluted Earnings Per Share	$0.52	$0.42

Comprehensive Income:
Net income	$35,418	$28,020
Other comprehensive income:
Net unrealized investment (loss) gain	(60,513)	1,817
Net unrealized derivative instrument gain	13,016	873
Cumulative translation adjustment	(317)	254
Other comprehensive (loss) income	(47,814)	2,944
Comprehensive (loss) income	$(12,396)	$30,964

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004 and 2003 (Dollars in thousands, except share data)

	June 30, 2004	June 30, 2003
Common shares
Balance, beginning of period	65,436,788	64,775,042
Exercise of stock options	740,529	292,951
Common stock issuance	47,681	70,606
Balance, end of period	66,224,998	65,138,599

Treasury shares
Balance, beginning of period	26,508	10,814
Balance, end of period	26,508	10,814

Common stock
Balance, beginning of period	$655	$648
Exercise of stock options	7	3
Balance, end of period	662	651

Surplus
Balance, beginning of period	242,662	233,337
Exercise of stock options	10,005	1,046
Tax benefit from exercise of stock options	6,539	1,221
Common stock issuance	1,668	1,800
Stock option forfeiture	(188)	—
Balance, end of period	260,686	237,404

Deferred compensation
Balance, beginning of period	(1,076)	(1,599)
Stock option forfeiture	188	—
Amortization of deferred compensation	108	273
Balance, end of period	(780)	(1,326)

Retained earnings
Balance, beginning of period	286,138	198,282
Net income	70,393	33,432
Cash dividend, $0.035 and $0.030 per share in the periods ending June 30, 2004 and 2003, respectively	(2,309)	(1,947)
Balance, end of period	354,222	229,767

Accumulated other comprehensive income, net
Balance, beginning of period	13,006	12,288
Net unrealized investment (loss) gain	(37,157)	8,538
Net unrealized derivative instrument gain	11,844	2,225
Amortization of transition-related adjustment	—	191
Amortization of terminated interest rate swap agreements	10	—
Effect of foreign currency translation	(400)	245
Balance, end of period	(12,697)	23,487

Treasury stock
Balance, beginning of period	(550)	—
Balance, end of period	(550)	—

Total Stockholders’ Equity	$601,543	$489,983

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003 (Dollars in thousands)

	June 30, 2004	June 30, 2003

Cash Flows From Operating Activities:
Net income	$70,393	$33,432
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	14	—
Depreciation and amortization	16,721	12,685
Amortization of deferred compensation	108	273
Amortization of premiums on securities, net of accretion of discounts	22,166	17,217
Gain on sale of investment	(234)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(10,888)	(630)
Other assets	(13,552)	(25,967)
Other liabilities	22,150	15,378
Net cash provided by operating activities	106,878	52,388

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	717,922	731,064
Proceeds from maturities and paydowns of securities held to maturity	758,965	1,008,261
Proceeds from sale of securities available for sale	25,041	—
Purchases of securities available for sale	(1,115,949)	(1,145,407)
Purchases of securities held to maturity	(1,563,748)	(1,600,492)
Net increase in deposits pledged to secure clearings	(158,580)	(15,050)
Net increase (decrease) in due to brokers for open trades payable	135,866	(96,538)
Net increase in Federal Funds sold and securities purchased under resale agreements	(425,000)	(110,000)
Net decrease in loans	7,347	17,034
Purchases of fixed assets, capitalized software and leasehold improvements	(11,779)	(17,023)
Net cash used for investing activities	(1,629,915)	(1,228,151)

Cash Flows From Financing Activities:
Net increase in demand deposits	718,025	150,005
Net increase in time and savings deposits	78,030	89,533
Net increase in securities sold under repurchase agreements	1,029,674	784,938
Net (decrease) increase in short-term and other borrowings	(308,968)	146,817
Proceeds from exercise of stock options	10,012	1,049
Proceeds from issuance of common stock	1,668	1,800
Cash dividends to shareholders	(2,309)	(1,947)
Net cash provided by financing activities	1,526,132	1,172,195

Effect of exchange rates on cash	(5)	245

Net Increase (Decrease) in Cash and Due From Banks	3,090	(3,323)

Cash and Due From Banks, Beginning of Period	39,689	14,568

Cash and Due From Banks, End of Period	$42,779	$11,245

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information is as of and for the six months and the three months ended June 30, 2004 and 2003)

1.                    Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (‘the Bank’).  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include global custody, multicurrency accounting and mutual fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services.  The Company is subject to regulation by the Federal Deposit Insurance Corporation, the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Securities and Exchange Commission (‘SEC’), the National Association of Securities Dealers, Inc., the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority, and the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration.

2.                    Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company and subsidiaries as of June 30, 2004 and December 31, 2003, and for the six-month and the three-month periods ended June 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

Employee Stock-Based Compensation – The Company measures compensation cost for stock-based compensation plans using the intrinsic value method. The intrinsic value method measures compensation cost as the difference of the option exercise price and the fair market value of the common stock on the measurement date, which is typically the date of grant.  Generally, options granted have an exercise price equivalent to the fair market value at the measurement date.  Accordingly, no compensation cost has been recorded.  If stock-based compensation were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and compensation costs would have decreased net income as indicated below (Dollars in thousands, except per share data):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003

Net income as reported	$70,393	$33,432	$35,418	$28,020
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,177)	(3,504)	(3,691)	(1,820)
Pro forma net income	$65,216	$29,928	$31,727	$26,200

Earnings per share:
Basic-as reported	$1.07	$0.51	$0.54	$0.43
Basic-pro forma	$0.99	$0.46	$0.48	$0.40

Diluted-as reported	$1.04	$0.50	$0.52	$0.42
Diluted-pro forma	$0.96	$0.45	$0.47	$0.40

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the six months ended June 30, 2004 and 2003, respectively: an average assumed risk-free interest rate of 2.89% and 2.17%, an expected life of four years, an average expected volatility of 52.84% and 56.26%, and an average dividend yield of 0.17% and 0.23%.

For the three months ended June 30, 2004 and 2003, respectively, the following assumptions were used in the Black-Scholes valuation model: an assumed risk-free interest rate of 3.40% and 2.04%, an expected life of four years, an expected volatility of 51.73% and 56.34%, and a dividend yield of 0.16% and 0.21%.

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003

Income available to common stockholders	$70,393	$33,432	$35,418	$28,020

Basic weighted-average shares outstanding	65,976,331	64,958,192	66,115,552	65,029,738
Dilutive effect of stock options	1,731,942	1,353,435	1,583,639	1,271,681
Diluted weighted-average shares outstanding	67,708,273	66,311,627	67,699,191	66,301,419

Earnings per share:
Basic	$1.07	$0.51	$0.54	$0.43

Diluted	$1.04	$0.50	$0.52	$0.42

There were 42,109 and 3,587,429 option shares which were not considered dilutive for purposes of EPS calculations for the six-month periods ended June 30, 2004 and 2003, respectively.  For the three-month periods ended June 30, 2004 and 2003 there were 193,514 and 3,591,643 option shares, respectively, which were not considered dilutive for purposes EPS calculations.

New Accounting Principles - In March 2004, the Emerging Issues Task Force (‘EITF’) of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue 03-1 is effective for all annual or interim financial statements for periods beginning after June 15, 2004. EITF Issue 03-1 addresses the identification of other-than-temporarily impaired investments, and requires that an impairment charge be recognized for other-than-temporarily impaired investments for which there is neither the ability nor intent to hold either until maturity or until the market value of the investment recovers.  The Company does not anticipate any material impact to its financial condition or results of operations.

3.                    Securities

Amortized cost amounts and fair values of securities are summarized as follows as of June 30, 2004 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,875,683	$14,079	$(12,960)	$2,876,802
Federal agency securities	2,091,904	3,656	(9,077)	2,086,483
State and political subdivisions	129,343	3,823	(452)	132,714

Total	$5,096,930	$21,558	$(22,489)	$5,095,999

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$3,947,970	$6,815	$(44,186)	$3,910,599
State and political subdivisions	382,550	12,007	(790)	393,767
Corporate debt	177,767	842	(1,435)	177,174
U.S. Treasury securities	112,614	1,851	—	114,465
Foreign government securities	9,259	15	—	9,274

Total	$4,630,160	$21,530	$(46,411)	$4,605,279

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2003 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$2,273,466	$11,596	$(6,310)	$2,278,752
Federal agency securities	1,906,512	1,699	(12,800)	1,895,411
State and political subdivisions	127,632	6,890	(107)	134,415

Total	$4,307,610	$20,185	$(19,217)	$4,308,578

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$3,600,924	$22,658	$(11,602)	$3,611,980
State and political subdivisions	333,777	22,119	(68)	355,828
Corporate debt	178,394	314	(2,892)	175,816
U.S. Treasury securities	111,305	2,396	—	113,701
Federal agency securities	29,600	9	—	29,609
Foreign government securities	9,644	59	—	9,703

Total	$4,263,644	$47,555	$(14,562)	$4,296,637

The carrying value of securities pledged amounted to approximately $5.9 and $5.6 billion at June 30, 2004 and December 31, 2003.  Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding Federal Home Loan Bank of Boston (‘FHLBB’) borrowings.

The Company regularly reviews its held to maturity and available for sale securities portfolios for possible impairment.  At June 30, 2004, no securities were other-than-temporarily impaired.

4.                    Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at June 30, 2004 and December 31, 2003.  In addition, there were no loan charge-offs or recoveries during the six months ended June 30, 2004 and the year ended December 31, 2003. Loans are summarized as follows (Dollars in thousands):

	June 30, 2004	December 31, 2003
Loans to individuals	$91,292	$67,641
Loans to mutual funds	66,437	104,954
Loans to others	34,554	27,035
Gross loans	192,283	199,630
Less allowance for loan losses	(100)	(100)

Total	$192,183	$199,530

5.                    Deposits

The following is a summary of deposit balances by type (Dollars in thousands):

	June 30, 2004	December 31, 2003
Interest-bearing deposits:
Savings	$3,575,512	$3,632,913
Time	130,169	—
Total interest-bearing deposits	3,705,681	3,632,913

Noninterest-bearing deposits:
Demand	1,052,848	334,823
Savings	9,644	49,382
Time	235,000	190,000
Total noninterest-bearing deposits	1,297,492	574,205

Total	$5,003,173	$4,207,118

6.                    Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	June 30, 2004	December 31, 2003

Repurchase agreements - short term	$3,587,675	$2,858,001
Repurchase agreements - long term	700,000	400,000
Total	$4,287,675	$3,258,001

Approximately $4.3 billion and $3.4 billion of securities were pledged to collateralize repurchase agreements as of June 30, 2004 and December 31, 2003, respectively.

7.                    Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	June 30, 2004	December 31, 2003

Federal Funds purchased	$739,038	$697,855
Federal Home Loan Bank of Boston long-term advances	50,000	150,000
Federal Home Loan Bank of Boston overnight advances	—	250,000
Treasury, Tax and Loan account	81	232

Total	$789,119	$1,098,087

The Company has borrowing arrangements with the FHLBB and the Federal Reserve Discount Window, which have been utilized on an overnight and long-term basis to satisfy funding requirements.  Approximately $1.4 billion and $1.9 billion of securities were pledged to collateralize these advances as of June 30, 2004 and December 31, 2003, respectively.

8.                    Stockholders’ Equity

As of June 30, 2004, the Company’s authorized capital stock consisted of 1,000,000 shares of Preferred Stock and 175,000,000 shares of Common Stock, all with a par value of $0.01 per share.

At the Annual Meeting of Stockholders of the Company held on April 13, 2004, stockholders approved an increase in the number of authorized shares of Common Stock from 100,000,000 to 175,000,000.  On May 5, 2004, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 175,000,000.  These shares are available for issuance for general corporate purposes as determined by the Company’s Board of Directors.

The Company has three stock option plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), and the 1997 Employee Stock Purchase Plan (‘ESPP’).

At the Annual Meeting of Stockholders of the Company held on April 13, 2004, stockholders approved an amendment to the Company’s ESPP to increase the number of shares of Common Stock that may be issued thereunder from 1,120,000 to 1,620,000.

During the six months ended June 30, 2004, the following activity occurred under the Director Plan and the Stock Plan:

	June 30, 2004
	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2003	6,547,086	$24
Granted	261,274	41
Exercised	(963,175)	20
Canceled	(78,306)	31
Outstanding at June 30, 2004	5,766,879	$26

Outstanding and Exercisable at June 30, 2004	4,141,844

A summary of activity under the ESPP is as follows:

	For the Six Months Ended June 30, 2004	For the Year Ended December 31, 2003
Total shares available under the ESPP, beginning of period	227,504	356,875
Approved increase in shares available	500,000	—
Issued at June 30	(47,681)	(70,606)
Issued at December 31	—	(58,765)

Total shares available under the ESPP, end of period	679,823	227,504

For the six-month period ended June 30, 2004, the purchase price of the stock was $35.00, or 90% of the market value of the Common Stock on the first business day of the payment period ending June 30, 2004.

During the year ended December 31, 2003, the purchase prices of the stock were $25.50 and $27.00, or 90% of the market value of the Common Stock on the first business day of the payment periods ending June 30, 2003 and December 31, 2003, respectively.

9.              Employee Benefit Plans

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

Net periodic pension cost for the Company’s qualified defined benefit pension plan and supplemental retirement plan included the following components (Dollars in thousands):

	June 30, 2004		June 30, 2003
	Pension Plan	SERP	Pension Plan	SERP

Service cost	$463	$476	$417	$439
Interest cost on projected benefit obligations	555	484	513	449
Expected return on plan assets	(725)	—	(543)	—
Net amortization and deferral	120	296	124	325
Net periodic pension cost	$413	$1,256	$511	$1,213

The Company expects to contribute approximately $2 to $4 million to its pension plan during 2004.  During the period ended June 30, 2004, the Company did not make any contributions to the plan.

At June 30, 2004, the SERP remained an unfunded plan.  Consistent with the Company’s expectations at December 31, 2003, no contributions to the SERP are anticipated during 2004.

10.             Off-Balance Sheet Financial Instruments

Lines of Credit - At June 30, 2004, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $1.0 billion, against which $88.0 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at June 30, 2004 totaled $4.8 billion while the fair value of the portfolio totaled approximately $4.6 billion.  Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

All securities loans are categorized as overnight loans. The maximum potential amount of future payments that the Company could be required to make would be equal to the market value of the securities borrowed.  Since the securities loans are overcollateralized by 2% (for U.S. dollar-denominated securities) to 5% (for non-U.S. dollar-denominated securities) of the fair market value of the loan made, the collateral held by the Company would be used to satisfy the obligation.  In addition, each borrowing agreement includes “set-off” language that allows the Company to use any excess collateral on other loans to that borrower to cover any collateral shortfall of that borrower.  However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is “bought-in.”  In those instances, the Company would “buy-in” the security using all available collateral and a loss would result from the difference between the value of the security “bought-in” and the value of the collateral held.  The Company has never experienced a broker default.

11.             Derivative Financial Instruments

Interest Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position.  The Company has experienced no terminations by counterparties of interest rate swaps.  Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value.  During the periods presented, the Company had agreements to assume fixed-rate interest payments in exchange for receiving variable market-indexed interest payments.  The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.3 billion and $1.2 billion at June 30, 2004 and December 31, 2003. The effect of these agreements was to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities.  These contracts had net fair values of approximately $3.6 million and $(14.9) million at June 30, 2004 and December 31, 2003, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.  These instruments have been designated as cash flow hedges.  Changes in fair value of effective portions are included as a component of other comprehensive income.  Changes in fair value of ineffective portions are included in net interest income and were $0.9 million for both the six months and three months ended June 30, 2004.

In May 2004, the Company terminated $280.0 million of its interest rate swap agreements discussed above.  As a result, an after-tax net loss of $0.4 million was included in other comprehensive income and will be amortized over the life of the underlying contracts through 2006.  The Company estimates that net derivative gains and losses reclassified into earnings within the next twelve months will be immaterial. These terminated interest rate swap agreements were replaced with new interest rate swap agreements and term borrowings in order to more favorably manage exposure to changes in interest rates.

Foreign Exchange Contracts - Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation and from movements in exchange rates.  Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional values of the Company’s foreign exchange contracts as of June 30, 2004 and December 31, 2003 were $2.1 billion and $1.6 billion, respectively.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.  Unrealized gains in other assets were $4.7 million and $16.1 million as of June 30, 2004 and December 31, 2003, respectively.  Unrealized losses in other liabilities were $4.5 million and $15.9 million as of June 30, 2004 and December 31, 2003, respectively.  Foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists.  These contracts have not been designated as hedging instruments, therefore, all changes in fair value are included in asset servicing fees.

Other - The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At June 30, 2004 and December 31, 2003, the Company had $639.4 million and $792.1 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities. Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

12.             Commitments and Contingencies

Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank (‘FRB’) for the two-week period including June 30, 2004 was approximately $33.0 million.  In addition, the Company’s balance sheet includes deposits totaling approximately $188.2 million, which were pledged to secure clearings with depository institutions.

Contingencies - Assets processed held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there were no contingent liabilities at June 30, 2004 that were material to the consolidated financial position or results of operations of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The following table presents the capital ratios for the Bank and the Company (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Total Capital (to Risk-Weighted Assets-the Company)	$559,099	18.04%	$247,983	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$545,415	17.61%	$247,774	8.00%	$309,717	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$558,999	18.03%	$123,991	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$545,315	17.61%	$123,887	4.00%	$185,830	6.00%
Tier 1 Capital (to Average Assets-the Company)	$558,999	5.58%	$400,397	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$545,315	5.45%	$400,340	4.00%	$500,425	5.00%

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets-the Company)	$472,511	17.79%	$212,479	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$466,933	17.60%	$212,297	8.00%	$265,371	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$472,411	17.79%	$106,240	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$466,833	17.59%	$106,148	4.00%	$159,223	6.00%
Tier 1 Capital (to Average Assets-the Company)	$472,411	5.41%	$349,516	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$466,833	5.35%	$349,331	4.00%	$436,663	5.00%

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

The operations of the Company’s securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  Management believes, as of June 30, 2004, that Investors Securities Services, Inc. is in material compliance with all of the foregoing requirements to which it is subject.

14.             Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue
	For the Six Months Ended June 30,		For the Three Months Ended June 30,		Long-Lived Assets
					June 30,	December 31,
Geographic Information:	2004	2003	2004	2003	2004	2003

United States	$290,997	$226,438	$145,414	$116,942	$145,071	$149,631
Ireland	13,440	8,391	7,343	4,633	6,304	6,698
Canada	2,237	807	1,231	379	87	60
Cayman Islands	90	38	45	21	—	—

Total	$306,764	$235,674	$154,033	$121,975	$151,462	$156,389

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 17% of the Company’s consolidated net operating revenues for the six- and three-month periods ended June 30, 2004, and 16% of the Company’s consolidated net operating revenues for the six- and three-month periods ended June 30, 2003.  No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues for the six- and three-month periods ended June 30, 2004 and 2003.

The following represents the Company’s asset servicing fees by service lines (Dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003

Core service fees:
Custody, accounting and administration	$154,849	$118,838	$78,755	$62,078

Ancillary service fees:
Foreign exchange	33,008	16,823	14,513	10,090
Cash management	12,338	10,667	6,738	5,632
Investment advisory	8,033	6,092	4,563	2,877
Securities lending	5,724	4,842	3,581	2,654
Other service fees	1,228	619	843	404
Total ancillary service fees	60,331	39,043	30,238	21,657

Total asset servicing fees	$215,180	$157,881	$108,993	$83,735

15.             Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Federal Funds sold and securities sold under repurchase agreements	$314	$182	$152	$166
Investment securities held to maturity and available for sale	140,067	119,594	70,178	60,109
Loans	2,152	1,778	1,027	930
Total interest income	142,533	121,554	71,357	61,205
Interest expense:
Deposits	22,274	18,231	10,904	9,114
Short-term and other borrowings	30,006	26,958	16,161	14,509
Total interest expense	52,280	45,189	27,065	23,623

Net interest income	$90,253	$76,365	$44,292	$37,582

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Investors Financial Services Corp.
Boston, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Investors Financial Services Corp. and subsidiaries as of December 31, 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
August 6, 2004

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

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company (‘IBT’).  We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include global custody, multicurrency accounting and mutual fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services.  We have offices located in the United States, Ireland, Canada and the Cayman Islands, as well as a network of global subcustodians in more than 90 countries.  At June 30, 2004, we provided services for approximately $1.2 trillion in net assets, including approximately $222 billion in foreign net assets.

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

As a provider of asset administration services, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity, and the prevailing interest rate environment.  Over the course of the past year, we have benefited from the appreciation of the market values of the assets we service for our clients. A significant portion of our core services revenue is based upon the amount of assets under administration.  As market values of underlying assets fluctuate, so will our revenue.  We have managed this volatility by offering a tiered pricing structure for our asset-based fees.  As asset values increase, the basis point fee is reduced for the incremental assets.  Many of our value-added services are transactional based, and we receive a fee for each transaction processed.  We have also continued to experience net interest margin compression in this low interest rate environment because we have little room to reduce further the rates we pay on our interest-bearing liabilities.  We have structured our balance sheet to accommodate an expected increase in rates by the Federal Open Market Committee (‘FOMC’) over the next eighteen months.  We expect to experience some net interest margin pressure, however, we believe net interest income will continue to grow during this period.

We continue to remain focused on our sales efforts, prudent expense management and increasing operational efficiency.  These goals are complicated by our need to build infrastructure to support our rapid growth, maintain and enhance our technology and retain and motivate our workforce.

Effective July 1, 2004, we entered into a seven-year contract with International Business Machines Corporation (‘IBM’), to outsource certain technical infrastructure services.  As these services are currently performed by IBT or other service providers, this contract is not expected to have a material impact on our financial condition or results of operations.  All development and maintenance of proprietary software and systems will continue to be performed by IBT.

In our 2003 earnings releases, in addition to reporting GAAP results, we also reported operating income and operating earnings per share information that excluded the effect of the previously disclosed $13.9 million, or $0.21 per diluted share, one-time tax accrual that we recorded in the first quarter of 2003 and its later partial reversal of approximately $6.7 million, or $0.10 per share, net of federal income taxes, in the second quarter of 2003.  The accrual resulted from a retroactive tax law change by the Commonwealth of Massachusetts disallowing a dividends received deduction taken by IBT on dividends received since 1999 from a wholly-owned real estate investment trust.  In the second quarter of 2003, we settled this tax matter pursuant to an agreement to pay 50% of the liability.  We believe that non-GAAP operating income and operating earnings per share provide a more meaningful presentation of our results of operations because they do not include the one-time tax charge which was unrelated to our ongoing operations.

The following table presents a reconciliation between net income and earnings per share presented on the face of our Unaudited Condensed Consolidated Statements of Income and the non-GAAP measure of net operating income and operating earnings per share referenced in our earnings releases (Dollars in thousands, except per share data):

GAAP Earnings (unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003

Income before taxes	$105,930	$59,002	$53,333	$31,022
Provision for income taxes	35,537	25,570	17,915	3,002
Net income	$70,393	$33,432	$35,418	$28,020
Earnings per share:
Basic	$1.07	$0.51	$0.54	$0.43

Diluted	$1.04	$0.50	$0.52	$0.42

Non-GAAP Operating Earnings (unaudited)

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2004	2003		2004	2003

Income before taxes	$105,930	$59,002		$53,333	$31,022
Provision for income taxes	35,537	18,370	(1)	17,915	9,702	(2)
Net operating income	$70,393	$40,632		$35,418	$21,320
Operating earnings per share:
Basic	$1.07	$0.63		$0.54	$0.33

Diluted	$1.04	$0.61		$0.52	$0.32

(1)  Provision for income taxes for the six months ended June 30, 2003 excludes a $13.9 million charge, net of federal income tax benefit, related to a retroactive change in Massachusetts tax law enacted in the first quarter of 2003 and excludes the subsequent reversal of $6.7 million of the provision, net of federal income taxes, due to the settlement of this matter.  The effect of the exclusions is an increase of $0.12 per basic share and  $0.11 per diluted share.

(2)  Provision for income taxes for the three months ended June 30, 2003 excludes the reversal of $6.7 million of federal income tax benefit, net of federal taxes, due to the settlement of a matter with the Massachusetts Department of Revenue relating to a retroactive change in Massachusetts tax law enacted in the first quarter of 2003. The effect of the exclusion is a decrease of $0.10 per basic and diluted share.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission (‘SEC’) (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding future changes in operating expenses (including compensation and benefits, transaction processing services, technology and telecommunications, depreciation and amortization, insurance expense, and other operating expenses), net interest income, client funding, the effective tax rate for 2004, hedge ineffectiveness, liquidity, annual dividend payments, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, future pension costs and funding levels, the timing and effect on earnings of derivative gains and losses, the effect on earnings of changes in equity values and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our operating results are subject to fluctuations in interest rates and the securities markets.

A significant portion of our fees are based on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed.  While reductions in asset servicing fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will likely have an adverse impact on our earnings.  Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  Also, our net interest income is earned by investing depositors’ funds and making loans.  While we expect interest rates to continue to rise over the next eighteen months, rapid, sustained changes in interest rates and/or the relationship between short-term and long-term interest rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results.

A material portion of our revenues is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’) and related entities.

As a result of our selection in 2003 to service assets for Barclays Global Investors Canada, Ltd., our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 17% of our net operating revenue during the six months and three months ended June 30, 2004.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons.  The loss of BGI’s business would cause our net operating revenue to decline and would likely have an adverse effect on our quarterly and annual results.

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

•                                          Under Massachusetts law, IBT may be restricted in its ability to pay dividends to Investors Financial, which may in turn restrict our ability to pay dividends to our stockholders;

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

Statements of Operations

Comparison of Operating Results for the Six and Three Months Ended June 30, 2004 and 2003

Net income for the six months ended June 30, 2004 was $70.4 million, up 111% from $33.4 million for the same period in 2003.  Net income for the three months ended June 30, 2004 was $35.4 million, up 26% from $28.0 for the same period in 2003. Our income statements for the six- and three-month periods ended June 30, 2003 each reflect the net effect of the first quarter 2003 tax accrual and its later partial reversal resulting from our settlement with the Massachusetts Department of Revenue. Refer to Income Taxes within this section for further discussion regarding our settlement of this tax assessment. Absent the effects of this tax matter, net income for the six months and three months ended June 30, 2004 increased 73% and 66%, respectively, from net operating income for the same periods in 2003.  Overall the increases in net income can be attributed to our ability to sell to new and existing clients, strong client fund flows and a favorable interest rate environment. Net operating revenue for the six months and three months ended June 30, 2004 grew 30% and 26%, respectively, with only a 14% and 11% increase, respectively, in operating expenses.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2004	2003	Change	2004	2003	Change

Total asset servicing fees	$215,180	$157,881	36%	$108,993	$83,735	30%
Other operating income	1,097	1,428	(23)%	748	658	14%
Gain on sale of investment	234	—	100%	—	—	—

Total fees and other revenue	$216,511	$159,309	36%	$109,741	$84,393	30%

Asset servicing fees for the six months and three months ended June 30, 2004 increased 36% and 30%, respectively, from the same periods in 2003.  The largest components of asset servicing fees are custody, accounting and administration, which increased 30% to $154.8 million for the six months ended June 30, 2004 and increased 27% to $78.8 million for the three months ended June 30, 2004 from the same periods in 2003.  Custody, accounting and administration fees are based in part on the value of assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide global custody or multicurrency accounting.  The change in net assets processed includes the following components (Dollars in billions):

	For the Six Months Ended June 30, 2004	For the Three Months Ended June 30, 2004

Net assets processed, beginning of period	$1,057	$1,131
Change in net assets processed:
Sales to new clients	3	2
Further penetration of existing clients	16	9
Lost clients	(1)	—
Fund flows and market gain	128	61
Total change in net assets processed	146	72
Net assets processed, end of period	$1,203	$1,203

The majority of the increase in assets processed resulted from client fund flows, and to a lesser extent market appreciation.  In addition, we signed several new advisory clients and family offices and won business from numerous existing clients.  Our core services fees are generated by charging a fee based upon the value of assets processed.  As market values or clients’ asset levels fluctuate, so will our revenue.  Our tiered pricing structure, coupled with minimum and flat fees, allows us to manage this volatility.  As asset values increase, the basis point fee typically declines, while when asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

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

Transaction-driven income includes our ancillary services, such as foreign exchange, cash management, securities lending and investment advisory services.  Foreign exchange fees were $33.0 million for the six months ended June 30, 2004, up 96% from the same period in 2003, and were $14.5 million for the three months ended June 30, 2004, up 44% from the same period in 2003.  The increase in foreign exchange fees for both periods is attributable to new clients, higher transaction volumes and increased volatility in currency markets.  Future foreign exchange income is dependent on the volume of client activity and the overall volatility in the currencies traded.  Cash management fees, which consist of sweep fees, were $12.3 million for the six months ended June 30, 2004, up 16% from the same period in 2003, and were $6.7 million for the three months ended June 30, 2004, up 20% from the same period in 2003. The increases for both periods are primarily due to higher domestic and foreign balances held by our clients.  Cash management revenue will continue to depend on the level of client balances maintained in the cash management products we offer.  If our clients’ investment products continue to maintain increasing cash balances, our cash management revenue will be positively impacted.

Investment advisory fees were $8.0 million for the six months ended June 30, 2004, up 32% from the same period in 2003, and were $4.6 million for the three months ended June 30, 2004, up 59% from the same period in 2003.  The increases in investment advisory fees are attributable to higher balances in our proprietary Merrimac money market funds.  Future investment advisory fee income is dependent upon asset levels within the Merrimac money market funds which are driven by overall market conditions, client activity and transaction volumes.  Securities lending fees were $5.7 million for the six months ended June 30, 2004, up 18% from the same period in 2003, and were $3.6 million for the three months ended June 30, 2004, up 35% from the same period in 2003, due to higher volumes in both periods.  Securities lending transaction volume is positively affected by the market value of the securities on loan, merger and acquisition activity, increased IPO activity and a steeper short-end of the yield curve.  If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted.  If we experience a reduction in our securities lending portfolio, lower market values and continued compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted.  Other service fees for the six months ended June 30, 2004 were $1.2 million, up 98% from the same period last year, and were $0.8 million for the three months ended June 30, 2004, up 109% from the same period last year.  Other service fees are earned on brokerage and transition management services, which were provided in greater volume for both periods in 2004 compared to 2003.

Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston (‘FHLBB’) stock investment and miscellaneous fees for systems consulting services.  For the six months ended June 30, 2004, other operating income decreased 23% compared to the same period last year, due to a lower yield paid on our FHLBB stock investment and to the high volume of client systems development projects performed in 2003.  Other operating income increased 14% for the three months ended June 30, 2004 compared to the same period last year.  Although still impacted by a lower yield paid on our FHLBB investment, this decrease was offset by a one-time fee for consulting services provided to clients. Operating revenue for the six months ended June 30, 2004 also included a $0.2 million gain on the sale of a mortgage-backed security from our available for sale portfolio.  No securities gains were recorded during 2003.

Net Interest Income

The following table presents the components of net interest income (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2004	2003	Change	2004	2003	Change

Interest income	$142,533	$121,554	17%	$71,357	$61,205	17%
Interest expense	52,280	45,189	16%	27,065	23,623	15%

Total net interest income	$90,253	$76,365	18%	$44,292	$37,582	18%

Net interest income was $90.3 million for the six months ended June 30, 2004, up 18% from the same period in 2003, and was $44.3 million for the three months ended June 30, 2004, up 18% from the same period in 2003.  Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates. The improvement in our net interest income for both periods was the result of balance sheet growth driven by strong client funding and a steep yield curve.  We expect net interest income to grow in line with our balance sheet growth, despite an expected 275 basis point increase in rates by the FOMC over the next eighteen months.  We continue to run a closely matched balance sheet by investing in low duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

During 2004, we continued to employ a strategy of prepaying high-rate borrowings and replacing them with lower cost term funding in order to maintain our net interest margin.  We do not expect to incur any further prepayment costs in 2004.  Although the average funding balance increased for both the six months and three months ended June 30, 2004 compared to the same periods in 2003, the average rates paid on interest-bearing liabilities declined. Our average rate paid on interest-bearing liabilities was 1.22% for the six months ended June 30, 2004, a 17 basis point decline from 1.39% for the same period in 2003.  Our average rate paid on interest-bearing liabilities was 1.23% for the three months ended June 30, 2004, a 16 basis point decline from 1.39% for the same period in 2003.  These decreases were primarily the result of a lower Federal Funds rate from which the majority of our funding sources are priced.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the six months and the three months ended June 30, 2004 compared to the same periods in 2003.  Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Six Months Ended June 30, 2004			For the Three Months Ended June 30, 2004
	Change Due to Volume	Change Due to Rate	Net	Change Due to Volume	Change Due to Rate	Net

Interest-earning assets:
Federal Funds sold	$168	$(36)	$132	$12	$(26)	$(14)
Investment securities	34,989	(14,516)	20,473	16,676	(6,607)	10,069
Loans	794	(420)	374	276	(179)	97

Total interest-earning assets	$35,951	$(14,972)	$20,979	$16,964	$(6,812)	$10,152

Interest-bearing liabilities:
Deposits	$10,769	$(6,726)	$4,043	$5,175	$(3,385)	$1,790
Borrowings	1,063	1,985	3,048	341	1,311	1,652

Total interest-bearing liabilities	$11,832	$(4,741)	$7,091	$5,516	$(2,074)	$3,442

Change in net interest income	$24,119	$(10,231)	$13,888	$11,448	$(4,738)	$6,710

In addition to investing in both variable and fixed-rate securities, we use derivative instruments to manage exposure to interest rate risks.  We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate.  These transactions are designed to hedge a portion of our client liabilities, including client repurchase agreements.  By entering into a pay fixed/receive floating interest rate swap, a portion of our liabilities is effectively converted to a fixed-rate liability for the term of the interest rate swap agreement.  Our derivatives are designated as highly effective cash flow hedges.  To the extent there is hedge ineffectiveness it is included as a component of the net interest margin.  Hedge ineffectiveness did not have a material impact on earnings for the six months and the three months ended June 30, 2004 and 2003.  We expect that hedge ineffectiveness will continue to have an insignificant effect on our net interest margin in 2004.

In May 2004, we terminated $280.0 million of our interest rate swap agreements discussed above.  As a result, an after-tax net loss of $0.4 million was included in other comprehensive income and will be amortized over the life of the underlying contracts through 2006.  The Company estimates that net derivative gains and losses reclassified into earnings within the next twelve months will be immaterial.  These terminated interest rate swap agreements were replaced with new interest rate swap agreements and term borrowings in order to more favorably manage exposure to changes in interest rates.

We regularly run interest rate simulation models to understand the effect of various interest rate scenarios on our capital and net income, with a policy limit of a 10% change in net interest income.  The results of the income simulation model as of June 30, 2004 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a change in projected net interest income within this 10% range.  We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0%. This modified simulation would change projected net interest income by more than the 10% policy limit, however, our Board of Directors approved this exception because of the low likelihood that rates will decrease to 0%.  More relevant to our earnings is that we expect that there will be additional increases in interest rates by the FOMC during the next eighteen months.  While our simulation model projects a slight decrease in our net interest margin percentage in a rising rate environment, we generally expect the absolute dollar amount of net interest income to increase over the next eighteen months, driven by higher levels of client funding and capital.  Refer to the ‘Market Risk’ section of this document for more detailed information regarding our income simulation methodology and policies.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Federal Funds sold and securities purchased under resale agreements	$64,110	$314	0.98%	$30,790	$182	1.18%
Investment securities(1)	9,093,146	140,067	3.08%	6,893,885	119,594	3.47%
Loans	180,998	2,152	2.38%	118,775	1,778	2.99%
Total interest-earning assets	9,338,254	142,533	3.05%	7,043,450	121,554	3.45%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	521,070			611,820

Total assets	$9,859,224			$7,655,170

Interest-bearing liabilities:
Deposits:
Savings	$4,050,597	$22,198	1.10%	$2,314,517	$18,231	1.58%
Time	15,151	76	1.00%	—	—	—
Securities sold under repurchase agreements(2)	3,726,235	19,086	1.02%	3,261,185	15,415	0.95%
Trust preferred stock (3)	24,774	1,210	9.77%	24,000	1,172	9.77%
Other borrowings (4)	783,422	9,710	2.48%	887,063	10,371	2.34%
Total interest-bearing liabilities	8,600,179	52,280	1.22%	6,486,765	45,189	1.39%
Noninterest-bearing liabilities:
Demand deposits	289,415			247,829
Savings	77,897			129,590
Noninterest-bearing time deposits	165,852			93,950
Other liabilities	136,929			229,250
Total liabilities	9,270,272			7,187,384
Equity	588,952			467,786
Total liabilities and equity	$9,859,224			$7,655,170
Net interest income		$90,253			$76,365
Net interest margin (5)			1.93%			2.17%
Average interest rate spread (6)			1.83%			2.06%
Ratio of interest-earning assets to interest-bearing liabilities			108.58%			108.58%

(1)          Average yield/cost on available for sale securities is based on amortized cost.

(2)          Interest expense includes a penalty of $2.9 million for the six months ended June 30, 2004 for prepayment of two repurchase agreements.

(3)          Effective October 1, 2003, the Company adopted provisions of FIN 46 (revised December 2003), which resulted in a deconsolidation of Investors Capital Trust I, the trust that holds the trust preferred securities.

(4)          Interest expense includes a penalty of $3.9 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively, for prepayment of FHLBB borrowings.

(5)          Net interest income divided by total interest-earning assets.

(6)          Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Operating Expenses

Total operating expenses were $200.8 million for the six months ended June 30, 2004 and were $100.7 million for the three months ended June 30, 2004, up 14% and 11%, respectively, from the same periods in 2003. It is expected that incremental expense for the remainder of 2004 will primarily be associated with new business as well as commitments related to depreciation and technology and telecommunications.  The components of operating expenses were as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2004	2003	Change	2004	2003	Change

Compensation and benefits	$109,094	$100,735	8%	$53,771	$50,964	6%
Transaction processing services	21,138	16,339	29%	10,198	9,531	7%
Technology and telecommunications	20,722	18,850	10%	10,456	9,559	9%
Depreciation and amortization	16,721	12,685	32%	8,767	6,606	33%
Occupancy	14,260	14,530	(2)%	6,869	7,205	(5)%
Professional fees	7,256	6,255	16%	4,018	3,304	22%
Travel and sales promotion	2,579	2,068	25%	1,497	1,083	38%
Insurance	2,360	796	196%	1,164	572	103%
Other operating expenses	6,704	4,414	52%	3,960	2,129	86%

Total operating expenses	$200,834	$176,672	14%	$100,700	$90,953	11%

Compensation and benefits expense was $109.1 million for the six months ended June 30, 2004 and was $53.8 million for the three months ended June 30, 2004, up 8% and 6%, respectively, from the same periods last year due to higher headcount, payroll taxes and incentive accruals.  Further increases in compensation expense in 2004 will be primarily dependent upon new business wins.

Transaction processing services expense was $21.1 million for the six months ended June 30, 2004 and was $10.2 million for the three months ended June 30, 2004, up 29% and 7%, respectively, from the same periods last year as a result of higher subcustodian fees driven by increased asset values and transaction volumes. Future transaction processing services expense will be dependent upon asset levels and the volume of client transaction activity.

Technology and telecommunications expense was $20.7 million for the six months ended June 30, 2004 and was $10.5 million for the three months ended June 30, 2004, up 10% and 9%, respectively, from the same periods last year.  These increases resulted from increased hardware and telecommunications expenditures, increased software license and maintenance fees, as well as higher contract programming costs in both periods in 2004. Future technology and telecommunications expense will be dependent on the amount of new business we win, ongoing improvement to our infrastructure and client integrations.  Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue.

Depreciation and amortization expense was $16.7 million for the six months ended June 30, 2004 and was $8.8 million for the three months ended June 30, 2004, up 32% and 33%, respectively, from the same periods last year. These increases resulted from the completion of capitalized software projects in late 2003 and early 2004 and their placement into service.  We expect that depreciation expense will decrease for the remainder of 2004 due to the full depreciation of assets purchased from BGI in 2001.

Professional fees expense was $7.3 million for the six months ended June 30, 2004 and was $4.0 million for the three months ended June 30, 2004, up 16% and 22%, respectively, from the same periods last year.  These increases are attributed primarily to increased fees associated with the Merrimac Master Portfolios.  The Merrimac fees are asset-based and the increase results from growth in the size of the portfolios.

Travel and sales promotion expense was $2.6 million for the six months ended June 30, 2004 and was $1.5 million for the three months ended June 30, 2004, up 25% and 38%, respectively, compared to the same periods last year.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites, to our offices in New York and California, and to our foreign subsidiaries.

Insurance expense was $2.4 million for the six months ended June 30, 2004 and was $1.2 million for the three months ended June 30, 2004, up 196% and 103%, respectively, from the same periods last year.  In May 2003, our favorable five-year fixed-rate insurance policy expired, resulting in the increased premiums for the 2004 periods discussed above. Our insurance policies are renewed annually and we expect insurance expense for the remainder of the year to continue at approximately the same run rate as in the second quarter of 2004.

Other operating expense was $6.7 million for the six months ended June 30, 2004 and was $4.0 million for the three months ended June 30, 2004, up 52% and 86%, respectively, compared to the same periods last year as a result of higher FDIC insurance premiums due to higher deposit liabilities, higher recruiting expense, increased advertising expense and higher miscellaneous office expenses in both periods.  We expect that incremental expense for the remainder of 2004 will be primarily associated with new business.

Income Taxes

Income taxes were $35.5 million and $17.9 million for the six months and three months ended June 30, 2004, respectively, up 39% and 497%, respectively, from the same periods in 2003.  These increases are attributable to increased pretax earnings and an increase in the effective tax rate in 2004 to approximately 33.5%, offset by the net effect of the first quarter 2003 tax accrual and its later partial reversal resulting from our settlement with the Commonwealth of Massachusetts.

In March 2003, a retroactive tax change in the Commonwealth of Massachusetts tax law disallowed a dividends received deduction taken by the Bank on dividends it received since 1999 from a wholly-owned real estate investment trust.  In the second quarter of 2003, we settled this disputed tax matter with the Massachusetts Department of Revenue, pursuant to an agreement to pay 50% of the liability.

Financial Condition

At June 30, 2004, our total assets were $10.9 billion, up 18% from $9.2 billion at December 31, 2003, primarily as a result of strong client funding and additional capital generated from net income.  Average interest-earning assets increased $2.3 billion, or 33%, for the six months ended June 30, 2004 compared to the same period in 2003.  Average interest-earning assets increased $2.2 billion, or 30% for the three months ended June 30, 2004.  Funding for our asset growth was provided by an increase in average client balances of approximately $2.7 billion and $2.5 billion for the six months and three months ended June 30, 2004 and 2003, respectively.  These increases were partially offset by decreases in average external borrowings of approximately $0.5 billion for both of the above-mentioned periods compared to the same periods in 2003.

Investment Portfolio

Our investment portfolio is used to invest depositors’ funds and the net interest income generated from our investment portfolio is a component of our compensation for our asset processing business.  In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	June 30, 2004	December 31, 2003
Securities held to maturity
Mortgage-backed securities	$2,875,683	$2,273,466
Federal agency securities	2,091,904	1,906,512
State and political subdivisions	129,343	127,632

Total securities held to maturity	$5,096,930	$4,307,610

Securities available for sale
Mortgage-backed securities	$3,910,599	$3,611,980
State and political subdivisions	393,767	355,828
Corporate debt	177,174	175,816
U.S. Treasury securities	114,465	113,701
Federal agency securities	—	29,609
Foreign government securities	9,274	9,703

Total securities available for sale	$4,605,279	$4,296,637

The overall increases in our held to maturity and available for sale portfolios are attributable to investing client deposits, including client repurchase agreements, and borrowed funds to effectively utilize IBT’s capital and to accommodate client fund flows.  Since net interest income is an integral part of our compensation for asset processing services, we purchase investment securities that will protect our net interest margin, while maintaining both an acceptable credit and interest rate risk profile.

Our held to maturity portfolio increased $789.3 million, or 18%, to $5.1 billion at June 30, 2004 from $4.3 billion at December 31, 2003.  This increase stems primarily from purchases of floating-rate mortgage-backed and Small Business Administration securities, which offer an attractive effective yield and reprice as interest rates increase.

Our available for sale portfolio remained relatively flat at $4.6 billion at June 30, 2004 and $4.3 billion at December 31, 2003.  We reinvested cash flow in adjustable-rate mortgage-backed securities and insured, AAA-rated municipal bonds.  These investments allow us to maintain our net interest margin, diversify our portfolio with assets that reprice more frequently, and take advantage of attractive yield and limited extension risk, which aligns with our overall asset-liability strategy.  Refer to the gap analysis under the ‘Market Risk’ section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

The average balance of our combined investment portfolios for the six months ended June 30, 2004 was $9.1 billion, with an average yield of 3.08%, compared to an average balance of $6.9 billion with an average yield of 3.47% during the same period in 2003.  For the three months ended June 30, 2004, the average balance of our combined investment portfolios was $9.3 billion, with an average yield of 3.01%, compared to an average balance of $7.2 billion with an average yield of 3.35% during the same period in 2003.  The declines in yields are primarily due to the overall low interest rate environment coupled with the proceeds of securities that matured or paid down that were originally purchased in a higher interest rate environment, now being reinvested at lower interest rates.  In addition, prepayments have caused us to recognize a greater amount of premium amortization associated with the larger population of affected securities purchased through June 30, 2004. We recognized net amortization of $22.2 million for the six months ended June 30, 2004 compared to $17.2 million of net amortization in the same period of 2003.  The effect of this additional amortization was a lower effective yield on the investment portfolio. A significant portion of our investment portfolio is variable rate in nature.  If interest rates were to rise during the balance of 2004, we would expect slower prepayments and our overall yield to increase as our variable-rate securities reprice.  Conversely, if interest rates were to decline during the second half of 2004, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and risk.

We invest in mortgage-backed securities, Federal agency bonds and corporate debt to increase the total return of the investment portfolio.  Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk.  Credit risk results from the possibility that a loss may occur if an issuer is unable to meet the terms of the security.  Prepayment risk results from the possibility that changes in interest rates may cause mortgage-backed securities to be paid off prior to their maturity dates.  Federal agency bonds generally have a higher yield than U.S. Treasury securities due to credit and call risk.  Credit risk results from the possibility that the Federal agency issuing the bonds may be unable to meet the terms of the bond.  Call risk is similar to prepayment risk and results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the Federal agency prior to the maturity date of the bond.  Credit risk related to mortgage-backed securities and Federal agency bonds is substantially reduced by payment guarantees and credit enhancements.

We invest in municipal securities to generate stable, tax-advantaged income.  Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but their after-tax yields are more favorable.  Municipal securities are subject to credit risk.  However, all municipal securities that we invest in are insured and AAA rated.

Loan Portfolio

Our loan portfolio decreased $7.3 million, or 4%, to $192.2 million at June 30, 2004 from $199.5 million at December 31, 2003. The majority of the decrease relates to repayments of advances on clients’ lines of credit, partially offset by an increase in client overdrafts. At June 30, 2004, client overdrafts were $101.0 million compared to $54.3 million at December 31, 2003.

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

At June 30, 2004, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our credit loss experience has been excellent.  There have been no loan charge-offs in the last five years, or in the history of our Company.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of June 30, 2004, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has an allowance for loan losses of $0.1 million at June 30, 2004, a level which has remained consistent for the past five years.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Repurchase Agreements and Short-Term and Other Borrowings

Asset growth was funded in part by increased securities sold under repurchase agreements.  Repurchase agreements increased $1.0 billion, or 32%, to $4.3 billion at June 30, 2004 from $3.3 billion at December 31, 2003.  Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand.  The majority of our repurchase agreements are with clients. We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits.  The average balance of securities sold under repurchase agreements for the six months ended June 30, 2004 was $3.7 billion with an average cost of approximately 1.02%, compared to an average balance of $3.3 billion and an average cost of approximately 0.95% for the same period in 2003.  The average balance of securities sold under repurchase agreements for the three months ended June 30, 2004 was $3.8 billion with an average cost of approximately 1.22%, compared to an average balance of $3.4 billion and an average cost of approximately 0.94% for the same period in 2003. The average cost of repurchase agreements for the six months and three months ended June 30, 2004 included prepayment fees of $2.9 million.  These fees were incurred to employ an asset-liability strategy in which we replaced high rate borrowings with lower cost term funding.

Short-term and other borrowings decreased $309.0 million, or 28%, to $789.1 million at June 30, 2004 from $1.1 billion at December 31, 2003.  We use short-term and other borrowings to offset variability of deposit flow.  The average balance of short-term and other borrowings for the six months ended June 30, 2004 was $783.4 million with an average cost of approximately 2.48%, compared to an average balance of $887.1 million and an average cost of approximately 2.34% for the same period last year.  The average balance of short-term and other borrowings for the three months ended June 30, 2004 was $834.3 million with an average cost of approximately 1.97%, compared to an average balance of $918.5 million and an average cost of approximately 2.55% for the same period last year.  The average cost of borrowing for the six months ended June 30, 2004 included prepayment fees of $3.9 million.  The average cost of borrowing for the three months ended June 30, 2004 and 2003 included prepayment fees of $1.3 million and $1.1 million, respectively.  Again, these fees were incurred to employ an asset-liability strategy in which we replaced high rate borrowings with lower cost term funding.

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

Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities.  These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements.  For example, we have established a policy limit stating that projected net interest income over the next twelve months will not change by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over twelve months.  Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our capital.  Due to current interest rate levels, the Company’s Board of Directors has approved a temporary exception to the 10% limit for decreases in interest rates.  The Board of Directors approved the policy exception because, with the Federal Funds target rate currently at 1.25%, a 200 basis point further reduction would move rates into a negative position and is therefore not likely to occur.

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

The results of the income simulation model as of June 30, 2004 and 2003 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a change in projected net interest income within our 10% policy limit.  We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0%.  This modified simulation results in a change in projected net interest income which exceeds the policy limit of 10%, however, our Board of Directors approved this exception because of the low likelihood that rates will decrease to 0%.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the cumulative gap position in the table presented below, at June 30, 2004, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us.  Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize.  During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize.  However, at the current absolute level of interest rates, lower interest rates may also lead to lower net interest income due to a diminished ability to lower the rates paid on interest-bearing liabilities, including certain client funds, as rates approach zero.  Other important determinants of net interest income are general interest rate levels, balance sheet growth and mix, and interest rate spreads.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at June 30, 2004 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest-earning assets: (1)
Federal Funds sold	$425,000	$—	$—	$—	$—	$425,000
Investment securities (2),(3)	4,850,413	569,724	868,426	2,802,936	474,844	9,566,343
Loans - variable rate	192,271	—	—	—	—	192,271
Loans - fixed rate	—	—	—	12	—	12
Total interest-earning assets	$5,467,684	$569,724	$868,426	$2,802,948	$474,844	$10,183,626
Interest-bearing liabilities:
Savings accounts	$3,540,163	$—	$—	$35,349	$—	$3,575,512
Time deposits	130,169	—	—	—	—	130,169
Interest rate contracts	(1,240,000)	90,000	180,000	970,000	—	—
Securities sold under repurchase agreements	3,587,675	—	—	700,000	—	4,287,675
Short-term and other borrowings	739,119	—	—	50,000	—	789,119
Trust preferred stock	—	—	—	24,774	—	24,774
Total interest-bearing liabilities	$6,757,126	$90,000	$180,000	$1,780,123	$—	$8,807,249
Net interest-sensitivity gap during the period	$(1,289,442)	$479,724	$688,426	$1,022,825	$474,844	$1,376,377
Cumulative gap	$(1,289,442)	$(809,718)	$(121,292)	$901,533	$1,376,377
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	80.92%	88.17%	98.27%	110.24%	115.63%
Interest-sensitive assets as a percent of total assets (cumulative)	50.06%	55.28%	63.23%	88.90%	93.24%

Net interest-sensitivity gap as a percent of total assets	(11.81)%	4.39%	6.30%	9.37%	4.35%
Cumulative gap as a percent of total assets	(11.81)%	(7.41)%	1.11%	8.25%	12.60%

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

(3)                     Excludes $135.9 million of unsettled securities purchases as of June 30, 2004.

Liquidity

Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, Federal Reserve Discount Window, client deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and the ability to generate liquidity through deposits and repurchase agreements, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.07 per share for 2004 (approximately $4.6 million based upon 66,224,998 shares outstanding as of June 30, 2004).

Our ability to pay dividends on Common Stock may depend on the receipt of dividends from IBT. Any dividend payments by IBT are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks.  During all periods presented in this report, the Company did not require dividends from IBT in order to fund the Company’s own dividends.  In addition, we may not pay dividends on our Common Stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities.  The Capital Securities were issued by Investors Capital Trust I, a Delaware statutory business trust sponsored by us, and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve.

We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate.  The aggregate amount of these borrowing arrangements as of June 30, 2004 was $2.9 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties.  Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of available borrowings under these arrangements at June 30, 2004 was $4.3 billion.

On April 19, 2004, the FHLBB implemented a new capital structure mandated for all Federal Home Loan Banks by the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB’s regulator, the Federal Housing Finance Board.  IBT’s capital stock investment in the FHLBB totaled $50 million as of June 30, 2004.  The $50 million capital stock investment includes both a $25 million membership component and a $25 million activity-based component.  The Bank’s $50 million capital stock investment in the FHLBB provides a borrowing capacity of approximately $555 million. Under the new capital plan, FHLBB capital stock investments require a five-year advance notice of withdrawal.  The amount outstanding under this arrangement at June 30, 2004 was $50 million.  Additional borrowing is available to IBT based on prescribed collateral levels and increased investment in FHLBB capital stock.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  Capital expenditures have been incurred and operating leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $11.8 million and $17.0 million for the six months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004, capital expenditures were comprised of approximately $3.8 million in capitalized software and projects in process, $7.9 million in fixed assets and $0.1 million in leasehold improvements.  For the six months ended June 30, 2003, capital expenditures were comprised of approximately $7.8 million in capitalized software and projects in process, $4.3 million in fixed assets and $4.9 million in leasehold improvements.  Leasehold improvement expenditures for the six months ended June 30, 2003 were related to increased space in our Dublin office, which was needed to support new business.

Stockholders’ equity at June 30, 2004 was $601.5 million, up 11% from December 31, 2003, primarily due to net income growth.  The ratio of average stockholders’ equity to average assets remained constant at approximately 6% for June 30, 2004 and December 31, 2003.

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

FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off-balance sheet items of 8.0%. Total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with at least half of the total capital required to be Tier 1. Tier 1 capital includes, with certain restrictions, the sum of common stockholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier 2 capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses.  Our Total and Tier 1 capital ratios at June 30, 2004 were 18.04% and 18.03%, respectively, which are in excess of minimum requirements.  IBT’s Total and Tier 1 capital ratios at June 30, 2004 were each 17.61%, which are in excess of minimum requirements.

In addition to the risk-based capital guidelines, the FRB and the FDIC use a “Leverage Ratio” as an additional tool to evaluate capital adequacy.  The Leverage Ratio is defined to be a company’s Tier 1 capital divided by its adjusted average total assets.  The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier 1 capital to adjusted average total assets for top-rated banking institutions.  All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that our capital and that of IBT be reduced by most intangible assets.  Our Leverage Ratio at June 30, 2004 was 5.58%, which is in excess of regulatory minimums.  IBT’s Leverage Ratio at June 30, 2004 was 5.45%, which is also in excess of regulatory minimums.

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.                                   Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the SEC.  Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

As a result of the evaluation completed by us, and in which Messrs. Sheehan and Spinney participated, we have concluded that no changes occurred during our fiscal quarter ended June 30, 2004 in our internal controls over financial reporting, which changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, on June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. (‘Opus’) and that our individual employee engaged in a breach of fiduciary duties and tortious interference with a contract.  Opus had been a subadviser to the Merrimac Funds, for which we act as investment adviser.  Upon the expiration of Opus’ contract on June 1, 2003, the Merrimac Funds elected not to re-appoint Opus as subadviser.  The lawsuit was filed in Superior Court in Worcester, Massachusetts and seeks unspecified damages.  In September 2003, we filed a motion to dismiss all claims against us under the complaint, but our motion was recently denied.  The case is now proceeding to the discovery stage.  We believe that the claims are without merit and intend to defend our rights vigorously.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e) STOCK REPURCHASED

Period (shares in thousands)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share

April 1-April 30, 2004	193	$40.59
May 1-May 31, 2004	2	37.44
June 1-June 30, 2004	—	—
	195	$39.94

(1)  All of the shares set forth in the above table were purchased by the Company in connection with the exercise of outstanding options issued by the Company.

The Company does not maintain publicly announced repurchase plans or programs.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on Tuesday, April 13, 2004.  A vote was proposed to:

•                  Elect three (3) Class III directors;

•                  Approve an amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock;

•                  Approve an amendment of the Company’s 1997 Employee Stock Purchase Plan (‘ESPP’) to increase the number of shares available for issuance pursuant to the plan;

•                  Ratify the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2004.

All proposals were approved.  The voting results were as follows:

		Votes For	Votes Against	Votes Withheld	Abstained

(1)	Election of Kevin J. Sheehan as a Class III director	56,780,728	N/A	1,861,333	N/A

	Election of James M. Oates as a Class III director	57,800,884	N/A	841,177	N/A

	Election of Thomas P. McDermott as a Class III director	57,975,591	N/A	666,470	N/A
(2)	Increase in number of authorized shares of Common Stock	55,345,471	3,217,953	N/A	78,637

(3)	Increase in number of available shares for ESPP	50,143,589	8,202,544	N/A	295,928

(4)	Ratify the selection of Deloitte & Touche LLP	58,155,849	382,198	N/A	104,014

The Amendment to the Company’s Certificate of Incorporation approved under Proposal 2 and the Amended 1997 Employee Stock Purchase Plan approved under Proposal 3 are attached as exhibits to this Report.

Item 6.  Exhibits and Reports on Form 8-K.

(a)               Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to the Certificate of Incorporation of Investors Financial Services Corp. , filed with the Delaware Secretary of State on May 5, 2004.

10.1	Amendment to Investors Financial Services Corp. 1997 Employee Stock Purchase Plan approved April 13, 2004 by the stockholders of Investors Financial Services Corp.

10.2	Information Technology Services Agreement dated July 1, 2004 between the Company and International Business Machines Corporation.*

31.1	Certification of Kevin J. Sheehan, Chief Executive Officer.

31.2	Certification of John N. Spinney, Jr., Chief Financial Officer.

32.1

Certification of Kevin J. Sheehan, Chief Executive Officer, and John N. Spinney, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)              A Form 8-K was furnished to the Securities and Exchange Commission (‘SEC’) on April 12, 2004 furnishing information pursuant to Item 12 (Results of Operation and Financial Condition) relating to the press release of Investors Financial Services Corp. dated April 12, 2004 reporting Investors Financial Services Corp.’s financial results for the fiscal quarter ended March 31, 2004.

A Form 8-K was furnished to the SEC on June 7, 2004 furnishing information pursuant to Item 9 (Regulation FD Disclosure) relating to estimated operating earnings of and other financial matters affecting Investors Financial Services Corp.

A Form 8-K was furnished to the SEC on June 28, 2004 furnishing information pursuant to Item 9 (Regulation FD Disclosure) reporting the election of Edward F. Hines to the Board of Directors of Investors Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date: August 6, 2004	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan
Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)