Form 10-K/A
period 2003-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2004-11-15
CIK 949589

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

        As of November 11, 2004, there were 66,462,871 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant filed a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such Proxy Statement are incorporated by reference in Part III.

INVESTORS FINANCIAL SERVICES CORP.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

EXPLANATORY NOTE

        This Amendment to Investors Financial Services Corp.'s Annual Report on Form 10-K for the year ended December 31, 2003 includes restated financial statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001. This restatement relates to our application of Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91").

        The principal application of FAS 91 to our financial statements is in determining the accounting treatment of premiums paid and discounts realized on our purchase of securities backed by mortgages and other loans. Historically, we had applied the prospective method to determine the amortization of premiums and the accretion of discounts for the securities in our investment portfolio. Our management and Audit Committee have determined that the retrospective method is the appropriate method under FAS 91 to determine the amortization of premiums and the accretion of discounts for certain of our securities.

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this report:

  •
  an increase in income before income taxes of approximately $1.0 million for the year ended December 31, 2003;

  •
  a decrease in income before income taxes of approximately $2.3 million for the year ended December 31, 2002; and

  •
  a decrease in income before income taxes of approximately $8.5 million for the year ended December 31, 2001.

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in our disclosures regarding our portfolio. Other comprehensive income, net of tax, increased on a cumulative basis by $4.9 million, $5.9 million and $6.1 million as of December 31, 2003, 2002 and 2001, respectively.

        The following tables summarize the effect of the restatement on our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 (Dollars in thousands, except per share data):

	For the year ended December 31, 2003
	As Previously Reported	As Restated
Statement of Income
Interest income	$246,063	$247,094
Net interest income	152,883	153,914
Net operating revenue	489,076	490,107
Income before income taxes	144,155	145,186
Provision for income taxes	52,395	52,765
Net income	91,760	92,421
Basic earnings per share	$1.41	$1.42
Diluted earnings per share	$1.38	$1.39
Comprehensive Income
Net income	$91,760	$92,421
Other comprehensive income:
Net unrealized investment loss	(11,878)	(12,963)
Other comprehensive income (loss)	718	(367)
Comprehensive income	92,478	92,054
Statement of Cash Flows
Net income	$91,760	$92,421
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretions of discounts	40,231	39,200
Other liabilities	27,316	27,686
Net cash provided by operating activities	157,987	157,987

	For the year ended December 31, 2002
	As Previously Reported	As Restated
Statement of Income
Interest income	$247,847	$245,526
Net interest income	141,046	138,725
Net operating revenue	439,890	437,569
Income before income taxes	98,495	96,174
Provision for income taxes	29,549	28,737
Net income	68,946	67,437
Basic earnings per share	$1.07	$1.05
Diluted earnings per share	$1.04	$1.02
Comprehensive Income
Net income	$68,946	$67,437
Other comprehensive income:
Net unrealized investment gain	32,100	31,944
Other comprehensive income	22,584	22,428
Comprehensive income	91,530	89,865
Statement of Cash Flows
Net income	$68,946	$67,437
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretions of discounts	10,474	12,795
Other liabilities	(6,935)	(7,747)
Net cash provided by operating activities	60,650	60,650

	For the year ended December 31, 2001
	As Previously Reported	As Restated
Statement of Income
Interest income	$252,054	$243,571
Net interest income	106,838	98,355
Net operating revenue	361,325	352,842
Income before income taxes	72,149	63,666
Provision for income taxes	21,949	18,980
Net income	50,200	44,686
Basic earnings per share	$0.79	$0.71
Diluted earnings per share	$0.76	$0.68
Comprehensive Income
Net income	$50,200	$44,686
Other comprehensive income:
Net unrealized investment gain	1,120	7,211
Other comprehensive loss	(8,857)	(2,766)
Comprehensive income	41,343	41,920
Statement of Cash Flows
Net income	$50,200	$44,686
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretions of discounts	255	8,738
Other assets	(25,329)	(28,298)
Net cash provided by operating activities	55,506	55,506

	As of December 31, 2003		As of December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheet
Securities held to maturity	$4,307,610	$4,306,216	$3,438,689	$3,437,955
Total assets	9,224,572	9,223,178	7,215,474	7,214,740
Other liabilities	95,757	94,941	85,676	85,096
Total liabilities	8,683,737	8,682,921	6,748,518	6,747,938
Retained earnings	286,138	280,701	198,282	192,184
Accumulated other comprehensive income, net	13,006	17,865	12,288	18,232
Total stockholders' equity	540,835	540,257	442,956	442,802
Total liabilities and stockholders' equity	9,224,572	9,223,178	7,215,474	7,214,740

        In addition, the weighted-average yield on federal agency securities held to maturity in the maturity table in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report has been restated to correct clerical errors as follows:

	5-10 years		Over 10 years
	As Previously Reported	As Restated	As Previously Reported	As Restated
Federal agency securities	2.76%	2.28%	3.16%	2.71%
Total securities held to maturity	3.05%	2.77%	2.99%	2.79%

        This Report, as amended, covers the year ended December 31, 2003 and was originally filed on February 20, 2004. This Report has been amended to restate certain financial statements and related financial results only and does not reflect events after the filing of the original report and does not modify or update disclosures as originally filed, except as required to reflect the effect of the restatement. Contemporaneously with the filing of this Report, we have also filed:

  •
  an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004; and

  •
  an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004.

        Our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 should be referenced for our current disclosures.

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

        BHCA-Activities and Other Limitations.    The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, BHC or savings association, or increasing such ownership or control of any bank, BHC or savings association, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes adequately capitalized and managed BHCs, as determined by the FRB, to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching. In addition, as discussed more fully below, Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to mergers of BHCs.

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

        We currently are in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and our management expects these ratios to remain in compliance with the FRB's capital adequacy guidelines. (Separate, but substantially similar, capital adequacy guidelines under Federal Deposit Insurance Corporation ("FDIC") regulations apply to the Bank, as discussed more fully below.) At December 31, 2003, our Total Risk-Based Capital Ratio and Leverage Ratio were 17.62% and 5.36%, respectively.

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

        Source of Strength.    FRB policy requires BHCs to serve as sources of financial and managerial strength to their subsidiary banks and, in connection therewith, to stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks in a manner consistent with FRB policy. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act ("FDIA"), the FDIC can hold any FDIC- insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default." Accordingly, Investors Financial is expected to commit resources to the Bank in circumstances where it might not do so absent such policy.

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

        FDIC Insurance Premiums.    The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

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

  *
  "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio of 6.0% or greater, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive;

  *
  "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a "well capitalized" bank;

  *
  "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);

  *
  "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and

  *
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

	For the Year Ended December 31,
	2003 (As Restated)(1)	2002 (As Restated)	2001 (As Restated)	2000	1999
Statement of Income Data(2):
Net interest income	$153,914	$138,725	$98,355	$56,375	$33,330
Noninterest income	336,193	298,844	254,487	170,876	141,414

Net operating revenues	490,107	437,569	352,842	227,251	174,744
Operating expenses	344,921	341,395	289,176	177,875	143,468

Income before income taxes	145,186	96,174	63,666	49,376	31,276
Income taxes	52,765	28,737	18,980	15,800	10,008

Net income	$92,421	$67,437	$44,686	$33,576	$21,268

Per Share Data(3):
Basic earnings per share	$1.42	$1.05	$0.71	$0.57	$0.37

Diluted earnings per share	$1.39	$1.02	$0.68	$0.54	$0.36

Dividends per share	$0.06	$0.05	$0.04	$0.03	$0.02

Balance Sheet Data:
Total assets at end of period	$9,223,178	$7,214,740	$5,297,913	$3,811,869	$2,553,862
Average Balance Sheet Data:
Interest-earning assets	$7,556,061	$5,769,971	$4,376,947	$2,753,814	$1,837,963
Total assets	8,139,985	6,173,187	4,648,128	2,900,177	1,971,499
Total deposits	3,153,306	2,342,247	2,043,124	1,551,880	1,150,814
Junior subordinated debentures(4)	24,194	—	—	—	—
Trust preferred securities(4)	—	24,667	25,000	25,000	25,000
Common stockholders' equity	483,923	395,101	307,565	155,809	118,622
Selected Financial Ratios:
Return on average equity	19.1%	17.1%	14.5%	21.5%	17.9%
Return on average assets	1.1%	1.1%	1.0%	1.2%	1.1%
Average common equity as a % of average assets	5.9%	6.4%	6.6%	5.4%	6.0%
Dividend payout ratio(5)	4.3%	4.9%	5.9%	5.6%	5.6%
Tier 1 capital ratio(6)	17.6%	15.3%	16.6%	13.4%	15.0%
Leverage ratio(6)	5.4%	5.4%	5.8%	5.2%	5.5%
Noninterest income as % of net operating income	68.6%	68.3%	72.1%	75.2%	80.9%
Other Statistical Data:
Assets processed at end of period(7)	$1,056,871,924	$785,418,321	$813,605,957	$303,236,286	$290,162,547
Employees at end of period	2,413	2,591	2,618	1,779	1,507

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

Recent Developments

        On October 21, 2004, our Audit Committee, in consultation with management, determined to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 to restate the financial statements (the "relevant financial statements") and related information contained therein. Our restatement arises from the application of Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91").

        The principal application of FAS 91 to our financial statements is in determining the accounting treatment of premiums paid and discounts realized on our purchase of securities backed by mortgages and other loans. Historically, we had applied the prospective method to determine the amortization of premiums and the accretion of discounts for the securities in our investment portfolio. Our management and Audit Committee have determined that the retrospective method is the appropriate method under FAS 91 to determine the amortization of premiums and the accretion of discounts for certain of our securities.

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $1.0 million for the year ended December 31, 2003;

  •
  a decrease in income before income taxes of approximately $2.3 million for the year ended December 31, 2002; and

  •
  a decrease in income before income taxes of approximately $8.5 million for the year ended December 31, 2001.

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in our disclosures regarding our portfolio, including net interest margin during the periods listed above.

Overview

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

        In 2003, we settled a tax assessment with the Commonwealth of Massachusetts. In March 2003, a retroactive change in the Commonwealth of Massachusetts tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust. During the second quarter of 2003, we settled this disputed tax assessment with the Massachusetts Department of Revenue, agreeing to pay approximately 50% of the liability. As a result of this change in tax law, we recorded an additional state tax expense of approximately $7.2 million, net of federal income tax benefit, in 2003. Despite the additional tax expense, we were still able to generate a 37% growth in net income for the year ended December 31, 2003 when compared to the same period in the prior year.

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

GAAP Earnings

	For the Year Ended December 31,
	2003	2002	2001
Income before taxes	$145,186	$96,174	$63,666
Provision for income taxes	52,765	28,737	18,980

Net Income	$92,421	$67,437	$44,686

Earnings per share:
Basic	$1.42	$1.05	$0.71

Diluted	$1.39	$1.02	$0.68

Pro Forma Operating Earnings

	For the Year Ended December 31,
	2003		2002	2001
Income before taxes	$145,186		$96,174	$63,666
Provision for income taxes	45,565	(1)	28,737	18,980

Net Income	$99,621		$67,437	$44,686

Earnings per share:
Basic	$1.53		$1.05	$0.71

Diluted	$1.50		$1.02	$0.68

(1)
Provision for income taxes for the year ended December 31, 2003 excludes a $7.2 million charge, net of federal income tax benefit, that resulted from a retroactive change in the Commonwealth of Massachusetts tax law enacted in the first quarter of 2003 and the Company's subsequent settlement of the resulting tax assessment with the Massachusetts Department of Revenue. The effect of the exclusions is an increase in basic and diluted earnings per share of $0.11.

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

Certain Factors That May Affect Future Results

        From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission (including this Form 10-K/A) may contain statements which are not historical facts, so-called "forward-looking statements," and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K/A include certain statements regarding liquidity, annual dividend payments, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses, securities lending revenue, compensation expense, depreciation expense, effective tax rate, the effect on earnings of changes in equity values and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

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

Statements of Operations

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002.

        Net income for the year ended December 31, 2003 was $92.4 million, up 37% from $67.4 million for the same period in 2002. The principal factors contributing to the net income growth included 11% growth in net interest income caused by a decline in our cost of funds due to lower interest rates, and a 12% growth in noninterest income caused by increased net assets processed related to sales to new and existing clients, fund flows, market appreciation, and increased client transaction activity. Net income growth was partially offset by a 1% increase in operating expenses due to prudent expense management and capitalizing on technology improvements to create efficiencies and by the additional tax expense incurred as a result of a settlement of a tax assessment by the Commonwealth of Massachusetts. Refer to Income Taxes within this section for further discussion regarding our settlement of this tax assessment.

Net Operating Revenue

        The components of net operating revenue are as follows (Dollars in thousands):

	For the Year Ended December 31,
	2003	2002	Change
Net interest income	$153,914	$138,725	11%
Noninterest income	336,193	298,844	12%

Total net operating revenue	$490,107	$437,569	12%

Net Interest Income

        Net interest income was $153.9 million in 2003, up 11% from 2002. Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. For the majority of 2003, interest rates continued to decline in general with signs of stabilization beginning in the third quarter of 2003. The improvement in our net interest income was primarily driven by declining rates on our liabilities. Our average rate paid on interest-bearing liabilities was 1.34% for the year ended December 31, 2003, a 69 basis point decline from 2.03% for the same period in 2002. During 2003 and 2002, the Company repaid long-term Federal Home Loan Bank of Boston ("FHLBB") borrowings and replaced these sources of funds with lower cost funding as a strategy to help maintain and preserve net interest margin. Although the average funding balance increased $1.7 billion from $5.3 billion in 2002 to $7.0 billion in 2003, the average rates paid on interest-bearing liabilities declined more rapidly than the volume increase.

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

	For the Year Ended December 31, 2003 vs. December 31, 2002
	Change Due to Volume	Change Due To Rate	Net
Interest-earning assets
Fed funds sold and securities purchased under resale agreements	$(202)	$(212)	$(414)
Investment securities	66,265	(64,086)	2,179
Loans	522	(719)	(197)

Total interest-earning assets	$66,585	$(65,017)	$1,568

Interest-bearing liabilities
Deposits	$13,005	$(15,443)	$(2,438)
Borrowings	14,075	(25,258)	(11,183)

Total interest-bearing liabilities	$27,080	$(40,701)	$(13,621)

Change in net interest income	$39,505	$(24,316)	$15,189

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

	For the Years Ended December 31,
	2003	2002	Change
Core service fees:
Custody, accounting and administration	$254,225	$231,520	10%

Ancillary service fees:
Foreign exchange	36,501	24,469	49%
Cash management	20,884	16,974	23%
Investment advisory	11,777	11,909	(1%)
Securities lending	8,903	11,328	(21%)
Other service fees	1,296	195	565%

Total ancillary service fees	79,361	64,875	22%

Total asset servicing fees	333,586	296,395	13%
Other operating income	2,607	2,449	6%

Total noninterest income	$336,193	$298,844	12%

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

Income Taxes

        Income taxes were $52.8 million for the year ended December 31, 2003, up 84% from the same period in 2002. Two factors contributed to the significant increase in 2003, including a settlement of a tax assessment with the Commonwealth of Massachusetts Department of Revenue and increased pretax earnings.

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

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001.

Net Operating Revenue

        The components of net operating revenue are as follows (Dollars in thousands):

	For the Year Ended December 31,
	2002	2001	Change
Net interest income	$138,725	$98,355	41%
Noninterest income	298,844	254,487	17%

Total net operating revenue	$437,569	$352,842	24%

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

	For the Year Ended December 31, 2002 vs. December 31, 2001
	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets
Fed Funds sold and securities purchased under resale agreements	$329	$(1,191)	$(862)
Investment securities	67,021	(62,406)	4,615
Loans	(148)	(1,650)	(1,798)

Total interest-earning assets	$67,202	$(65,247)	$1,955

Interest-bearing liabilities
Deposits	$8,128	$(31,209)	$(23,081)
Borrowings	26,295	(41,629)	(15,334)

Total interest-bearing liabilities	$34,423	$(72,838)	$(38,415)

Change in net interest income	$32,779	$7,591	$40,370

        Net interest income was $138.7 million in 2002, up 41% from 2001. The improvement in net interest income primarily reflected the positive effect of balance sheet growth driven by increased client deposits and a steep yield curve. The net interest margin increased to 2.40% in 2002 from 2.25% in 2001 due to the cost of interest-earning liabilities decreasing faster than the price of interest-earning assets, offset in part by prepayment costs incurred during the year as a result of an asset liability strategy to prepay higher rate FHLBB advances with borrowed funds at a more favorable rate.

        Average interest-earning assets, primarily investment securities, were $5.8 billion in 2002, up 32% from 2001. Funding for the asset growth was provided by a combination of client deposits of $0.8 billion and external borrowings of $0.6 billion. The effect of changes in volume of interest-earning assets and interest-bearing liabilities was an increase in net interest income of approximately $32.8 million in 2002.

        Average yield on interest-earning assets was 4.26% in 2002, down 130 basis points from 2001. The average rate that we paid on interest-bearing liabilities was 2.03% in 2002, down 164 basis points from 2001. The decrease in rates reflected the lower interest rate environment in 2002 compared with 2001. The effect on net interest income due to changes in rates was an increase of approximately $7.6 million during the fiscal year ended December 31, 2002. Net interest income includes prepayment costs of $7.6 million in 2002 and $2.4 million in 2001.

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

Noninterest Income

        Noninterest income was $298.8 million in 2002, up 17% from 2001. Noninterest income consists of the following items (Dollars in thousands):

	For the Years Ended December 31,
	2002	2001	Change
Core service fees:
Custody, accounting and administration	$231,520	$200,205	16%

Ancillary service fees:
Foreign exchange	24,469	19,269	27%
Cash management	16,974	15,046	13%
Securities lending	11,328	9,371	21%
Investment advisory	11,909	7,320	63%
Other service fees	195	148	32%

Total ancillary service fees	64,875	51,154	27%

Total asset servicing fees	296,395	251,359	18%
Other operating income	2,449	3,128	(22%)

Total noninterest income	$298,844	$254,487	17%

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

Income Taxes

        Income taxes were $28.7 million in 2002, up 51% from 2001, consistent with the increased level of pre-tax income. The overall effective tax rate was relatively flat at 29.9% for 2002 and 29.8% for 2001.

        The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Fed Funds sold and securities purchased under resale agreements	$30,236	$326	1.08%	$45,042	$740	1.64%	$36,038	$1,602	4.45%
Investment securities(1)	7,398,373	243,191	3.29	5,614,160	241,012	4.29	4,227,035	236,397	5.59
Loans(2)	127,452	3,577	2.81	110,769	3,774	3.41	113,874	5,572	4.89

Total interest-earning assets	7,556,061	247,094	3.27	5,769,971	245,526	4.26	4,376,947	243,571	5.56

Allowance for loan losses	(100)			(100)			(100)
Noninterest-earning assets(3)	584,024			403,316			271,281

Total assets	$8,139,985			$6,173,187			$4,648,128

Interest-bearing liabilities
Deposits:
Demand	$—	$—	0.00%	$823	$4	0.49%	$3,456	$60	1.74%
Savings	2,667,034	39,809	1.49	1,945,550	42,229	2.17	1,708,220	65,265	3.82
Time	1,356	10	0.74	1,393	24	1.72	239	13	5.44
Securities sold under repurchase agreements	3,278,555	29,371	0.90	2,449,368	31,166	1.27	1,546,271	47,338	3.06
Junior subordinated debentures(3)/trust preferred securities	24,194	2,364	9.77	24,667	2,432	9.86	25,000	2,443	9.77
Other borrowings(4)	1,008,036	21,626	2.15	845,246	30,946	3.66	672,127	30,097	4.48

Total interest-bearing liabilities	6,979,175	93,180	1.34	5,267,047	106,801	2.03	3,955,313	145,216	3.67

Noninterest-bearing liabilities:
Demand deposits	241,594			180,065			180,260
Savings	130,747			124,416			73,415
Noninterest-bearing time deposits	112,575			90,000			77,534
Other liabilities	191,971			116,558			54,041

Total liabilities	7,656,062			5,778,086			4,340,563
Equity	483,923			395,101			307,565

Total liabilities and equity	$8,139,985			$6,173,187			$4,648,128

Net interest income		$153,914			$138,725			$98,355

Net interest margin(5)			2.04%			2.40%			2.25%

Average interest rate spread(6)			1.93%			2.23%			1.89%

Ratio of interest-earning assets to interest-bearing liabilities			108.27%			109.55%			110.66%

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

Investment Portfolio

        Our investment portfolio is used to invest depositors' funds and is a component of our asset processing business. In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	December 31,
	2003	2002	2001
Securities held to maturity:
Mortgage-backed securities	$2,272,030	$2,033,620	$2,587,105
Federal agency securities	1,906,554	1,287,314	456,117
State and political subdivisions	127,632	117,021	91,888
Foreign government securities	—	—	2,501

Total securities held to maturity	$4,306,216	$3,437,955	$3,137,611

Securities available for sale:
Mortgage-backed securities	$3,611,980	$2,759,793	$1,228,841
State and political subdivisions	355,828	307,292	241,467
Corporate debt	175,816	174,499	120,505
US Treasury securities	113,701	—	—
Federal agency securities	29,609	30,881	30,848
Foreign government securities	9,703	—	—

Total securities available for sale	$4,296,637	$3,272,465	$1,621,661

        The overall increases in our held to maturity and available for sale portfolios are attributable to investing excess cash and borrowed funds to effectively utilize the Bank's capital and accommodate client fund flows. Our held to maturity portfolio increased $868.3 million, or 25%, to $4.3 billion at December 31, 2003 from $3.4 billion at December 31, 2002. As we continue to grow our balance sheet, we purchase investment securities that will protect our net interest margin, while maintaining an acceptable risk profile. The increase in the held to maturity portfolio stems primarily from purchases of federal agency securities, particularly those issued by the Small Business Administration ("SBA"). SBA securities provide an attractive yield with limited credit risk and prepayment risk in a rapidly changing interest rate environment. The weighted-average life of the SBA securities correspond with our overall asset liability strategy. SBA securities that we hold are variable rate securities indexed to the Prime rate and are purchased with an intent and ability to hold to maturity. The held to maturity investment portfolio is not viewed as our primary source of funds to satisfy liquidity needs.

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

        The average balance of our combined investment portfolios for the year ended December 31, 2003 was $7.4 billion, with an average yield of 3.29%, compared to an average balance of $5.6 billion with an average yield of 4.29% during 2002. The decline in the yield is primarily due to the decline in the overall interest rate environment. As interest rates declined throughout the year, we experienced a higher level of prepayments, resulting in increased principal cash payments that were reinvested in lower-yielding securities. In addition, the accelerated prepayments caused us to recognize at a faster rate the premium amortization associated with the affected securities. During 2003, we recognized net amortization of $39.2 million for the year ended December 31, 2003 compared to $12.8 million of net amortization in the same period of 2002. The effect of this accelerated amortization lowered our effective yield on the investment portfolio. During the second half of 2003, interest rates began to stabilize, resulting in lower prepayments. A significant portion of our investment portfolio is variable rate in nature. If interest rates were to rise during 2004, we would expect slower prepayments and our overall yield to increase as our variable rate securities reprice. Conversely, if interest rates were to decline in 2004, we would expect that prepayments would accelerate and be comparative to the activity in 2003, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and risk.

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

        The carrying value, weighted-average yield, and contractual maturity of our securities held to maturity at December 31, 2003 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$5	5.71%	$31,732	3.89%	$68,668	2.91%	$2,171,625	2.73%
Federal agency securities	—	—	—	—	41,705	2.28	1,864,849	2.71
State and political subdivisions	—	—	5,626	5.19	9,069	4.71	112,937	5.08

Total securities held to maturity	$5	5.71%	$37,358	4.05%	$119,442	2.77%	$4,149,411	2.79%

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

        Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

        The following table presents the repricing schedule for our interest-earning assets and interest-bearing liabilities at December 31, 2003 (Dollars in thousands):

	Within Three Months	Three To Six Months	Six To Twelve Months	One Year To Five Years	Over Five Years	Total
Interest-earning assets(1):
Investment securities(2)	$4,351,570	$449,771	$732,682	$2,670,705	398,125	$8,602,853
Loans—variable rate	199,618	—	—	—	—	199,618
Loans—fixed rate	—	—	—	12	—	12

Total interest-earning assets	4,551,188	449,771	732,682	2,670,717	398,125	8,802,483
Interest-bearing liabilities:
Savings accounts	3,582,146	—	—	50,768	—	3,632,914
Interest rate contracts	(1,090,000)	90,000	180,000	820,000	—	—
Securities sold under repurchase agreements	2,858,001	—	—	400,000	—	3,258,001
Short-term and other borrowings	948,087	—	—	150,000	—	1,098,087
Junior subordinated debentures	—	—	—	24,774	—	24,774

Total interest-bearing liabilities	6,298,234	90,000	180,000	1,445,542	—	8,013,776

Net interest sensitivity gap during the period	$(1,747,046)	$359,771	$552,682	$1,225,175	$398,125	$788,707

Cumulative gap	$(1,747,046)	$(1,387,275)	$(834,593)	$390,582	$788,707

Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	72.26%	78.28%	87.29%	104.87%	109.84%

Interest-sensitive assets as a percent of total assets (cumulative)	49.35%	54.22%	62.17%	91.12%	95.44%

Net interest sensitivity gap as a percent of total assets	(18.94%)	3.90%	5.99%	13.28%	4.32%

Cumulative gap as a percent of total assets	(18.94%)	(15.04%)	(9.05%)	4.23%	8.55%

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

        Stockholders' equity at December 31, 2003 was $540.3 million, up 22%, from 2002, primarily due to net income growth in 2003. The ratio of average stockholders' equity to average assets decreased to 5.9% at December 31, 2003 from 6.4% at December 31, 2002, primarily due to asset growth in investment securities funded by increases in securities purchased under resale agreements and customer deposits.

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

        FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off-balance sheet items of 8.0%. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with at least half of the total capital required to be Tier 1. Tier 1 capital includes, with certain restrictions, the sum of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier 2 capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses. Our Total and Tier 1 capital ratios at December 31, 2003 were 17.62% and 17.61%, respectively, which are in excess of minimum requirements. The Bank's Total and Tier 1 capital ratios at December 31, 2003 were each 17.42%, which are in excess of minimum requirements.

        In addition to the risk-based capital guidelines, the FRB and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier 1 capital divided by its adjusted average total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier 1 capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of Investors Financial and that of Investors Bank be reduced by most intangible assets. Our Leverage Ratio at December 31, 2003 was 5.36%, which is in excess of regulatory minimums. Investors Bank's Leverage Ratio at December 31, 2003 was 5.29%, which is also in excess of regulatory minimums. See "Business—Regulation and Supervision" section for additional information.

ITEM 9a. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

        Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2003, the Company's management determined that they should have applied the retrospective method of accounting for premiums and discounts on certain investment securities under Statement of Financial Accounting Standard No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. As a result, the accompanying Consolidated Balance Sheets as of December 31, 2003 and 2002 and the related Consolidated Statements of Income and Cash Flows for each of the years in the three-year period ended December 31, 2003 have been restated.

        The evaluation referred to above did not identify any change in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. Consolidated Financial Statements.

        For the following consolidated financial information included herein, see Index on Page F-1:

    Report of Management to Stockholders.
    Independent Accountants' Report.
    Report of Independent Registered Public Accounting Firm.
    Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.
    Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001.
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.
    Notes to Consolidated Financial Statements.

    2. Financial Statement Schedules.

    None.

    3. List of Exhibits.

Exhibit No.	Description
3.1(14)	Certificate of Incorporation of the Company
3.2(9)	Certificate of Amendment of Certificate of Incorporation of the Company
3.3(13)	Certificate of Amendment of Certificate of Incorporation of the Company
3.4(16)	Certificate of Amendment of Certificate of Incorporation of the Company
3.5(14)	Amended and Restated Bylaws of the Company
4.1(14)	Specimen certificate representing the Common Stock of the Company
4.2(14)	Stockholder Rights Plan
4.3(6)	Amendment No.1 to Stockholder Rights Plan
4.4(10)	Amendment No.2 to Stockholder Rights Plan
10.1(15)*	Amended and Restated 1995 Stock Plan
10.2(15)	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3(14)	Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.4(1)	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts
10.5(2)*	1997 Employee Stock Purchase Plan
10.6(2)	Amended and Restated Declaration of Trust among the Company and the Trustees named therein, dated January 31, 1997
10.7(2)	Purchase Agreement among the Company, Investors Capital Trust I and Keefe, Bruyette & Woods, Inc., dated January 30, 1997 (Included in Exhibit 10.6)
10.8(2)	Indenture between the Company and The Bank of New York, dated January 31, 1997
10.9(2)	Registration Rights Agreement, among the Company, Investors Capital Trust I and Keefe, Bruyette & Woods, Inc., dated January 31, 1997
10.10(2)	Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997
10.11(2)	Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New York as Capital Securities Guarantee Trustee, dated January 31, 1997
10.14(8)	Stock Purchase Agreement, dated as of March 19, 1999, by and between the Company and Oakmont Corporation
10.15(11)	Asset Purchase Agreement between the Company and The Chase Manhattan Bank dated as of November 28, 2000
10.16(12)	First Amendment, effective January 1, 2000 to Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.17(12)*	Amended and Restated Employment Agreement between the Company and Kevin Sheehan

10.18(12	)*	Change of Control Employment Agreement between the Company and Kevin Sheehan
10.19(12	)*	Amended and Restated Employment Agreement between the Company and Michael Rogers
10.20(12	)*	Change of Control Employment Agreement between the Company and Michael Rogers
10.21(12	)*	Amended and Restated Employment Agreement between the Company and Edmund Maroney
10.22(12	)*	Change of Control Employment Agreement between the Company and Edmund Maroney
10.23(12	)*	Amended and Restated Employment Agreement between the Company and Robert Mancuso
10.24(12	)*	Change of Control Employment Agreement between the Company and Robert Mancuso
10.25(12	)*	Amended and Restated Employment Agreement between the Company and John Henry
10.26(12	)*	Change of Control Employment Agreement between the Company and John Henry
10.27(14	)*	Change of Control Employment Agreement between the Company and John N. Spinney, Jr.
10.28(15	)*	Employment Agreement between the Company and John N. Spinney, Jr.
21.1 (17)		Subsidiaries of the Company
23.1		Consent of Deloitte & Touche LLP
24.1 (17)		Power of Attorney
31.1		Certificate of Kevin J. Sheehan, Chief Executive Officer
31.2		Certificate of John N. Spinney, Jr., Chief Financial Officer
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

(17)
Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2003 and filed with the Commission on February 20, 2004.

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

  (c) Exhibits.

        The Company hereby files as part of this Form 10-K/A the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C.

  (d) Financial Statement Schedules.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 15th day of November, 2004.

INVESTORS FINANCIAL SERVICES CORP.
By:	/s/ KEVIN J. SHEEHAN Kevin J. Sheehan Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY AND SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities indicated on the 15th day of November, 2004.

Signature	Title(s)

/s/ KEVIN J. SHEEHAN Kevin J. Sheehan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer); Director
/s/ MICHAEL F. ROGERS Michael F. Rogers	President
/s/ JOHN N. SPINNEY, JR. John N. Spinney, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ ROBERT B. FRASER Robert B. Fraser	Director
/s/ DONALD G. FRIEDL Donald G. Friedl	Director
/s/ JAMES M. OATES James M. Oates	Director
/s/ PHYLLIS S. SWERSKY Phyllis S. Swersky	Director
/s/ THOMAS P. MCDERMOTT Thomas P. McDermott	Director
/s/ FRANK B. CONDON, JR. Frank B. Condon, Jr.	Director
/s/ EDWARD F. HINES, JR. Edward F. Hines, Jr.	Director

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
/s/ JOHN N. SPINNEY, JR. John N. Spinney, Jr. Senior Vice President Chief Financial Officer

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

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and effective October 1, 2003, the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51".

        As discussed in Note 23, the 2003, 2002 and 2001 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 20, 2004 (November 12, 2004,
as to the effects of the restatement
discussed in Note 23)

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002 (Dollars in thousands, except per share data)

	December 31, 2003 (As Restated)	December 31, 2002 (As Restated)
Assets
Cash and due from banks	$39,689	$14,568
Securities held to maturity (fair value of $4,308,578 and $3,460,754 at December 31, 2003 and 2002, respectively) (Note 4)	4,306,216	3,437,955
Securities available for sale (Note 4)	4,296,637	3,272,465
Nonmarketable equity securities (Note 4)	50,000	50,000
Loans, less allowance for loan losses of $100 at December 31, 2003 and 2002 (Note 5)	199,530	143,737
Accrued interest and fees receivable	72,816	67,261
Equipment and leasehold improvements, less accumulated depreciation of $47,683 and $25,402 at December 31, 2003 and 2002, respectively (Note 6)	76,420	74,869
Goodwill (Note 3)	79,969	79,969
Other assets	101,901	73,916

Total Assets	$9,223,178	$7,214,740

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$334,823	$384,461
Savings	3,682,295	2,858,457
Time (Note 7)	190,000	90,000

Total deposits	4,207,118	3,332,918
Securities sold under repurchase agreements (Note 8)	3,258,001	2,301,974
Short-term and other borrowings (Note 9)	1,098,087	741,107
Due to brokers for open trades payable	—	286,843
Junior subordinated deferrable interest debentures (Note 11)	24,774	—
Other liabilities	94,941	85,096

Total liabilities	8,682,921	6,747,938

Commitments and contingencies (Note 17)
Company-obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of the Company (Note 11)	—	24,000

Stockholders' Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none in 2003 and in 2002)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 in 2003 and in 2002; issued and outstanding: 65,436,788 and 64,775,042 in 2003 and 2002, respectively)	655	648
Surplus	242,662	233,337
Deferred compensation	(1,076)	(1,599)
Retained earnings	280,701	192,184
Accumulated other comprehensive income, net	17,865	18,232
Treasury stock, at cost (26,508 and 10,814 shares in 2003 and 2002, respectively)	(550)	—

Total stockholders' equity	540,257	442,802

Total Liabilities and Stockholders' Equity	$9,223,178	$7,214,740

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002 and 2001 (Dollars in thousands, except per share data)

	December 31, 2003 (As Restated)	December 31, 2002 (As Restated)	December 31, 2001 (As Restated)
Operating Revenue:
Interest income:
Federal Funds sold and securities purchased under resale agreements	$326	$740	$1,602
Investment securities held to maturity and available for sale (including non-taxable income of $20,477, $17,556 and $14,266, respectively)	243,191	241,012	236,397
Loans	3,577	3,774	5,572

Total interest income	247,094	245,526	243,571

Interest expense:
Deposits	39,819	42,257	65,338
Short-term and other borrowings	53,361	64,544	79,878

Total interest expense	93,180	106,801	145,216

Net interest income	153,914	138,725	98,355

Noninterest income:
Asset servicing fees (Note 21)	333,586	296,395	251,359
Other operating income	2,607	2,449	3,128

Net operating revenue	490,107	437,569	352,842

Operating Expenses:
Compensation and benefits	186,932	192,785	164,186
Technology and telecommunications	38,914	42,190	39,194
Transaction processing services	33,299	33,713	28,710
Occupancy	29,218	25,602	17,965
Depreciation and amortization	27,971	16,357	8,404
Professional fees	11,189	11,829	7,933
Travel and sales promotion	4,822	5,819	5,349
Amortization of goodwill (Note 3)	—	—	3,559
Other operating expenses	12,576	13,100	13,876

Total operating expenses	344,921	341,395	289,176

Income Before Income Taxes	145,186	96,174	63,666
Provision for income taxes (Note 10)	52,765	28,737	18,980

Net Income	$92,421	$67,437	$44,686

Basic Earnings Per Share	$1.42	$1.05	$0.71

Diluted Earnings Per Share	$1.39	$1.02	$0.68

Comprehensive Income:
Net income	$92,421	$67,437	$44,686
Other comprehensive income (loss) (Note 13):
Cumulative effect of a change in accounting principle	—	—	(3,934)
Net unrealized investment (loss) gain	(12,963)	31,944	7,211
Net unrealized derivative instrument gain (loss)	12,019	(9,516)	(6,043)
Cumulative translation adjustment	577	—	—

Other comprehensive income (loss)	(367)	22,428	(2,766)

Comprehensive income	$92,054	$89,865	$41,920

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003, 2002, and 2001 (Dollars in thousands, except per share data)

	December 31, 2003 (As Restated)	December 31, 2002 (As Restated)	December 31, 2001 (As Restated)
Common shares
Balance, beginning of year	64,775,042	31,971,404	29,912,711
Exercise of stock options	548,069	490,827	381,896
Common stock issuance	129,371	143,889	1,672,797
Restricted stock issuance	—	—	4,000
Common stock repurchased	(15,694)	—	—
Stock dividend, two-for-one split	—	32,168,922	—

Balance, end of year	65,436,788	64,775,042	31,971,404

Treasury shares
Balance, beginning of year	10,814	10,814	10,814
Common stock repurchased	15,694	—	—

Balance, end of year	26,508	10,814	10,814

Common stock
Balance, beginning of year	$648	$320	$299
Exercise of stock options	6	5	5
Common stock issuance	1	1	16
Stock dividend, two-for-one split	—	322	—

Balance, end of year	$655	$648	$320

Surplus
Balance, beginning of year	$233,337	$222,440	$95,007
Exercise of stock options	2,971	2,864	2,131
Tax benefit from stock options	3,008	4,152	4,158
Common stock issuance	3,386	3,881	119,014
Stock option issuance	—	—	2,130
Stock option forfeiture	(40)	—	—

Balance, end of year	$242,662	$233,337	$222,440

Deferred compensation
Balance, beginning of year	$(1,599)	$(2,563)	$(247)
Restricted stock issuance	—	—	(335)
Exercise of stock options	—	—	(13)
Stock option issuance	—	—	(2,130)
Stock option forfeiture	40	—	—
Amortization of deferred compensation	483	964	162

Balance, end of year	$(1,076)	$(1,599)	$(2,563)

Retained earnings
Balance, beginning of year	$192,184	$128,288	$86,113
Net income	92,421	67,437	44,686
Stock dividend, two-for-one split	—	(322)	—
Cash dividend, $0.06, $0.05 and $0.04 per share in the years ended December 31, 2003, 2002 and 2001, respectively	(3,904)	(3,219)	(2,511)

Balance, end of year	$280,701	$192,184	$128,288

Accumulated other comprehensive income (loss), net
Balance, beginning of year	$18,232	$(4,196)	$(1,430)
Cumulative effect of change in accounting principle	—	—	(3,934)
Net unrealized investment (loss) gain	(12,963)	31,944	7,211
Net unrealized derivative instrument gain (loss)	11,785	(11,129)	(8,149)
Amortization of transition-related adjustment	234	1,613	2,106
Effect of foreign currency translation	577	—	—

Balance, end of year	$17,865	$18,232	$(4,196)

Treasury stock
Balance, beginning of year	$—	$—	$—
Common stock repurchased (15,694 shares at an average price of $35.07)	(550)	—	—

Balance, end of year	$(550)	$—	$—

Total Stockholders' Equity	$540,257	$442,802	$344,289

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001 (Dollars in thousands)

	December 31, 2003 (As Restated)	December 31, 2002 (As Restated)	December 31, 2001 (As Restated)
Cash Flows From Operating Activities:
Net income	$92,421	$67,437	$44,686

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	8	—	—
Depreciation and amortization	27,971	16,357	11,963
Amortization of deferred compensation	483	964	162
Amortization of premiums on securities, net of accretion of discounts	39,200	12,795	8,738
Deferred income taxes	5,651	3,972	(245)
Changes in assets and liabilities:
Accrued interest and fees receivable	(5,555)	(7,510)	(11,748)
Other assets	(29,878)	(25,618)	(28,298)
Other liabilities	27,686	(7,747)	30,248

Net cash provided by operating activities	157,987	60,650	55,506

Cash Flows From Investing Activities:
Proceeds from paydowns/maturities of securities available for sale	1,608,656	699,980	420,138
Proceeds from paydowns/maturities of securities held to maturity	1,902,187	2,212,594	1,193,524
Purchases of securities available for sale	(2,666,066)	(2,020,022)	(865,218)
Purchases of securities held to maturity	(2,794,414)	(2,520,097)	(2,432,570)
Purchase of nonmarketable equity securities	—	—	(35,000)
Net decrease in due to brokers for open trades payable	(286,843)	—	—
Net decrease in Federal Funds sold and repurchase agreements	—	—	450,000
Net (increase) decrease in loans	(55,793)	88,376	(102,844)
Purchase of business	—	—	(49,434)
Purchases of equipment and leasehold improvements	(29,495)	(48,579)	(35,908)

Net cash used in investing activities	(2,321,768)	(1,587,748)	(1,457,312)

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits	(49,638)	(122,606)	144,121
Net increase (decrease) in time and savings deposits	923,838	1,176,647	(197,128)
Net increase in securities sold under repurchase agreements	956,027	638,662	411,587
Net increase (decrease) in short-term and other borrowings	356,980	(169,174)	910,035
Proceeds from exercise of stock options	2,977	2,869	2,123
Proceeds from issuance of common stock	3,387	3,882	119,030
Common stock repurchase	(550)	—	—
Cost of issuance of restricted stock	—	—	(335)
Repurchase of company-obligated, mandatorily redeemable, preferred securities of subsidiary trust	—	(1,000)	—
Dividends paid to stockholders	(3,904)	(3,219)	(2,511)

Net cash provided by financing activities	2,189,117	1,526,061	1,386,922

Effect of exchange rates on changes in cash	(215)	—	—
Net Increase (Decrease) In Cash and Due From Banks	25,121	(1,037)	(14,884)

Cash and Due From Banks, Beginning of Year	14,568	15,605	30,489

Cash and Due From Banks, End of Year	$39,689	$14,568	$15,605

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$91,858	$105,386	$146,320

Cash paid for income taxes	$39,859	$24,989	$17,829

Schedule of Non-cash Investing Activities
Change in due to brokers for open trades payable	$—	$286,843	$—

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

        Stock-Based Compensation—The Company measures compensation expense for stock-based compensation plans using the intrinsic value method. The intrinsic value method measures compensation cost as the difference of the option exercise price and the fair market value of the common stock on the measurement date, which is typically the date of grant. Generally, options granted have an exercise price equivalent to the fair market value at the measurement date. Accordingly, no compensation cost has been recorded. If stock-based compensation were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and resulting compensation costs would have decreased net income as indicated below (Dollars in thousands except per share data):

	December 31, 2003	December 31, 2002	December 31, 2001
Net income as reported	$92,421	$67,437	$44,686
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,467)	(14,447)	(13,615)

Pro forma net income	$81,954	$52,990	$31,071

Earnings per share:
Basic—as reported	$1.42	$1.05	$0.71
Basic—pro forma	1.26	0.82	0.49
Diluted—as reported	$1.39	$1.02	$0.68
Diluted—pro forma	1.23	0.80	0.47

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

        Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

	Income	Shares	Per Share Amount
December 31, 2003
Basic EPS
Income available to common stockholders	$92,421	65,098,960	$1.42
Dilutive effect of common equivalent shares of stock options	—	1,376,502	(0.03)

Diluted EPS	$92,421	66,475,462	$1.39

December 31, 2002
Basic EPS
Income available to common stockholders	$67,437	64,429,592	$1.05
Dilutive effect of common equivalent shares of stock options	—	1,942,102	(0.03)

Diluted EPS	$67,437	66,371,694	$1.02

December 31, 2001
Basic EPS
Income available to common stockholders	$44,686	63,303,594	$0.71
Dilutive effect of common equivalent shares of stock options	—	2,433,124	(0.03)

Diluted EPS	$44,686	65,736,718	$0.68

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

        On January 1, 2002, the Company ceased amortization of goodwill. The following table represents the transitional disclosure related to the adoption of SFAS No. 142 (Dollars in thousands, except per share data):

	December 31, 2003	December 31, 2002	December 31, 2001
Net income as reported	$92,421	$67,437	$44,686
Add back: Goodwill amortization, net of tax	—	—	2,471

Adjusted net income	$92,421	$67,437	$47,157

Earnings per share:
Basic—as reported	$1.42	$1.05	$0.71
Basic—adjusted	1.42	1.05	0.74
Diluted—as reported	$1.39	$1.02	$0.68
Diluted—adjusted	1.39	1.02	0.72

4. Securities

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2003 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,272,030	$23,089	$(16,367)	$2,278,752
Federal agency securities	1,906,554	1,657	(12,800)	1,895,411
State and political subdivisions	127,632	6,890	(107)	134,415

Total	$4,306,216	$31,636	$(29,274)	$4,308,578

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,593,470	$28,740	$(10,230)	$3,611,980
State and political subdivisions	333,777	22,119	(68)	355,828
Corporate debt	178,394	314	(2,892)	175,816
US Treasury securities	111,305	2,396	—	113,701
Federal agency securities	29,600	9	—	29,609
Foreign government securities	9,644	59	—	9,703

Total	$4,256,190	$53,637	$(13,190)	$4,296,637

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2002 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,033,620	$20,716	$(868)	$2,053,468
Federal agency securities	1,287,314	2,433	(4,988)	1,284,759
State and political subdivisions	117,021	5,566	(60)	122,527

Total	$3,437,955	$28,715	$(5,916)	$3,460,754

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,714,557	$45,384	$(148)	$2,759,793
State and political subdivisions	290,241	17,090	(39)	307,292
Federal agency securities	29,602	1,279	—	30,881
Corporate debt	179,612	21	(5,134)	174,499

Total	$3,214,012	$63,774	$(5,321)	$3,272,465

        Nonmarketable equity securities at December 31, 2003 and 2002 consisted of stock of the FHLBB. The Company is required to hold FHLBB stock equal to no less than (i) 1% of our outstanding residential mortgage loan principal (including mortgage pool securities), (ii) 0.3% of total assets, or (iii) total advances from the FHLBB, divided by a leverage factor of 20.

        The amortized cost amounts and fair values of securities by contractual maturity are as follows (Dollars in thousands):

	December 31, 2003
Held to Maturity	Amortized Cost	Fair Value
Due within one year	$5	$5
Due from one to five years	37,358	38,819
Due five years up to ten years	119,442	119,270
Due after ten years	4,149,411	4,150,484

Total	$4,306,216	$4,308,578

	December 31, 2003
Available for Sale	Amortized Cost	Fair Value
Due within one year	$34,931	$35,003
Due from one to five years	95,170	99,993
Due five years up to ten years	312,225	329,761
Due after ten years	3,813,864	3,831,880

Total	$4,256,190	$4,296,637

        There were no sales of securities available for sale during the years ended December 31, 2003, 2002 and 2001.

        The carrying value of securities pledged amounted to approximately $5.6 billion at December 31, 2003. Securities are pledged primarily to secure clearings with other depository institutions, secure repurchase agreements and secure outstanding FHLBB borrowings.

        The following table represents the information about our temporarily impaired investments at December 31, 2003 (Dollars in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,216,886	$26,496	$8,543	$101	$2,225,429	$26,597
Federal agency securities	1,005,518	8,378	600,457	4,422	1,605,975	12,800
Corporate debt	25,667	333	46,876	2,559	72,543	2,892
State and political subdivisions	9,591	154	154	21	9,745	175

Total temporarily impaired securities:	$3,257,662	$35,361	$656,030	$7,103	$3,913,692	$42,464

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

        The Company holds Trups issued by other financial institutions. The Company has evaluated its ownership interests of each security and has concluded that the Company is not the primary beneficiary and as such does not need to consolidate the Trup's holdings under the guidance of FIN 46.

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

        The following table represents information regarding the Company's Federal Funds purchased (Dollars in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Outstanding at end of period	$697,855	$130,648	$130,000
Maximum outstanding at any month end	697,855	375,000	394,000
Average balance for the year	432,490	254,093	139,243
Weighted-average rate at end of period	0.99%	1.20%	1.61%
Weighted-average rate for the period	1.14%	1.71%	3.62%

10. Income Taxes

        The components of income tax expense are as follows (Dollars in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Current:
Federal	$32,752	$24,172	$18,822
State	14,310	532	285
Foreign	52	61	118

	47,114	24,765	19,225

Deferred:
Federal	5,989	3,972	(245)
State	(338)	—	—

	5,651	3,972	(245)
Total income taxes	$52,765	$28,737	$18,980

        Differences between the effective income tax rate and the federal statutory rates are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Federal statutory rate	35.00%	35.00%	35.00%
State income tax rate, net of federal benefit	6.25	0.35	0.28
Tax-exempt income, net of disallowance	(4.89)	(6.12)	(5.36)
Other	(0.01)	0.66	(0.11)

Effective tax rate	36.35%	29.89%	29.81%

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

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following (Dollars in thousands):

	December 31, 2003	December 31, 2002
Deferred tax assets:
Employee benefit plans	$3,190	$2,264
Unrealized hedging loss	5,231	10,497
Other	441	210

	8,862	12,971

Deferred tax liabilities:
Depreciation and amortization	(8,266)	(3,204)
Undistributed income of foreign subsidiaries	(2,887)	(1,735)
Pension plan	(1,462)	(766)
Securities available for sale	(14,469)	(20,314)
Other	(508)	(610)

	(27,592)	(26,629)
Net deferred tax liability	$(18,730)	$(13,658)

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

        A summary of option activity under both the Director Plan and the Stock Plan is as follows:

	December 31, 2003		December 31, 2002		December 31, 2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,621,157	$22	6,921,610	$20	5,793,324	$14
Granted	737,399	34	674,414	32	2,048,660	32
Exercised	(654,230)	9	(761,893)	7	(831,224)	6
Canceled	(157,240)	32	(212,974)	29	(89,150)	22

Outstanding at end of year	6,547,086	24	6,621,157	22	6,921,610	20

Outstanding and exercisable at year end	4,712,586		4,202,545		3,514,094

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$ 0-10	1,150,458	4.3 years	$6	1,150,040	$6
10-20	1,188,384	5.1	11	1,187,758	11
20-30	128,923	6.6	26	89,541	26
30-40	4,057,301	7.9	33	2,271,887	33
40-50	22,020	7.1	42	13,360	42

	6,547,086	6.7	$24	4,712,586	$21

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

	Pre-tax Amount	Tax (Expense) Benefit	After-tax Amount
2003
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(18,006)	$6,046	$(11,960)
Other	(1,542)	539	(1,003)

Net unrealized losses	(19,548)	6,585	(12,963)
Net unrealized derivative instrument gain	17,663	(5,878)	11,785
Amortization of transition related adjustment	361	(127)	234
Currency translation adjustment	577	—	577

Other comprehensive income	$(947)	$580	$(367)

2002
Unrealized gains on securities:
Unrealized holding gains arising during the period	$49,556	$(17,612)	$31,944

Net unrealized gains	49,556	(17,612)	31,944
Net unrealized derivative instrument loss	(17,122)	5,993	(11,129)
Amortization of transition related adjustment	2,482	(869)	1,613
Currency translation adjustment	—	—	—

Other comprehensive income	$34,916	$(12,488)	$22,428

2001
Unrealized gains on securities:
Unrealized holding gains arising during the period	$11,318	$(4,107)	$7,211

Net unrealized gains	11,318	(4,107)	7,211
Net unrealized derivative instrument loss	(12,537)	4,388	(8,149)
Amortization of transition related adjustment	3,240	(1,134)	2,106
Cumulative effect of change in accounting principle	(6,052)	2,118	(3,934)
Currency translation adjustment	—	—	—

Other comprehensive income	$(4,031)	$1,265	$(2,766)

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

18. Fair Value of Financial Instruments

        The carrying value and estimated fair value of financial instruments are as follows (Dollars in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$39,689	$39,689	$14,568	$14,568
Securities held to maturity	4,306,216	4,308,578	3,437,955	3,460,754
Securities available for sale	4,296,637	4,296,637	3,272,465	3,272,465
Loans, net allowance	199,530	199,530	143,737	143,737
Interest rate contracts	158	158	—	—
Foreign exchange contracts	16,114	16,114	4,394	4,394
Financial Liabilities:
Deposits	4,207,118	4,207,118	3,332,918	3,332,918
Securities sold under repurchase agreements	3,258,001	3,261,227	2,301,974	2,301,974
Short-term & other borrowings	1,098,087	1,102,449	741,107	741,107
Interest rate contracts	15,103	15,103	33,145	33,145
Foreign exchange contracts	15,901	15,901	4,504	4,504

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

        Securities sold under repurchase agreements and short-term and other borrowings—Fair values of the Company's long-term borrowings and long-term repurchase agreements were based on quoted market prices, when available, and prevailing market rates for borrowings of similar terms. Carrying amounts for short-term borrowings and short-term repurchase agreements approximate fair value due to the short-term nature of these instruments.

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

19. Regulatory Matters

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off- balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital
(to Risk-Weighted Assets—the Company)	$467,651	17.62%	$212,382	8.00%	N/A	N/A
(to Risk-Weighted Assets—the Bank)	$462,073	17.42%	$212,200	8.00%	$265,250	10.00%
Tier 1 Capital
(to Risk-Weighted Assets—the Company)	$467,551	17.61%	$106,191	4.00%	N/A	N/A
(to Risk-Weighted Assets—the Bank)	$461,973	17.42%	$106,100	4.00%	$159,150	6.00%
Tier 1 Capital
(to Average Assets—the Company)	$467,551	5.36%	$349,185	4.00%	N/A	N/A
(to Average Assets—the Bank)	$461,973	5.29%	$349,000	4.00%	$436,250	5.00%
As of December 31, 2002:
Total Capital
(to Risk-Weighted Assets—the Company)	$368,701	15.30%	$192,796	8.00%	N/A	N/A
(to Risk-Weighted Assets—the Bank)	$363,400	15.08%	$192,796	8.00%	$240,995	10.00%
Tier 1 Capital
(to Risk-Weighted Assets—the Company)	$368,601	15.29%	$96,398	4.00%	N/A	N/A
(to Risk-Weighted Assets—the Bank)	$363,300	15.08%	$96,398	4.00%	$144,597	6.00%
Tier 1 Capital
(to Average Assets—the Company)	$368,601	5.43%	$271,769	4.00%	N/A	N/A
(to Average Assets—the Bank)	$363,300	5.35%	$271,741	4.00%	$339,676	5.00%

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

20. Selected Quarterly Financial Data (unaudited) (Dollars in thousands, except per share data, as restated):

Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$61,058	$61,054	$59,995	$64,987
Interest expense	21,566	23,623	23,088	24,903
Noninterest income	74,916	84,393	85,223	91,661
Operating expenses	85,719	90,953	81,940	86,309
Income before income taxes	28,689	30,871	40,190	45,436
Income taxes	22,822	2,947	12,732	14,264
Net income	5,867	27,924	27,458	31,172
Basic earnings per share	0.09	0.43	0.42	0.48
Diluted earnings per share	0.09	0.42	0.41	0.47
Year Ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$57,968	$61,115	$65,144	$61,299
Interest expense	23,505	28,783	28,546	25,967
Noninterest income	71,042	76,565	75,751	75,486
Operating expenses	83,233	85,595	86,316	86,251
Income before income taxes	22,272	23,302	26,033	24,567
Income taxes	6,648	6,919	7,878	7,292
Net income	15,624	16,383	18,155	17,275
Basic earnings per share	0.24	0.26	0.28	0.27
Diluted earnings per share	0.24	0.25	0.27	0.26

21. Geographic Reporting and Service Lines

        The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue For the Years Ended December 31,
				Long-Lived Assets
Geographic Information:
	2003	2002	2001	2003	2002
United States	$468,724	$423,615	$342,228	$149,631	$154,060
Ireland	18,601	11,960	8,282	6,698	773
Canada	2,579	1,915	2,246	60	5
Cayman Islands	203	79	86	—	—

Total	$490,107	$437,569	$352,842	$156,389	$154,838

        BGI accounted for 16%, 16% and 14% of the Company's consolidated net operating revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No client other than BGI accounted for more than 5% of the Company's consolidated net operating revenues in the years ended December 31, 2003 and 2002. For the year ended December 31, 2001, the Commonfund represented 5.43% of total revenue.

        The following represents the Company's asset servicing fees by service line (Dollars in thousands):

	For the Years Ended December 31,
Asset servicing fees by service lines:
	2003	2002	2001
Core service fees:
Custody, accounting and administration	$254,225	$231,520	$200,205

Ancillary service fees:
Foreign exchange	36,501	24,469	19,269
Cash management	20,884	16,974	15,046
Investment advisory	11,777	11,909	7,320
Securities lending	8,903	11,328	9,371
Other service fees	1,296	195	148

Total ancillary service fees	79,361	64,875	51,154

Total	$333,586	$296,395	$251,359

22. Financial Statements of Investors Financial Services Corp. (Parent Only):

        The following represents the separate condensed financial statements of IFSC (Dollars in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Statements of Income
Equity in undistributed income of bank subsidiary	$95,088	$69,299	$46,756
Equity in undistributed income (loss) of nonbank subsidiary	278	(58)	(196)
Equity in undistributed loss of unconsolidated nonbank subsidiary	(8)	—	—
Dividend income from nonbank subsidiaries	57	96	75
Dividend income from unconsolidated nonbank subsidiary	19	—	—
Management fee paid by nonbank subsidiaries	—	55	60
Interest expense on junior subordinated deferrable interest debentures	(2,420)	(2,488)	(2,518)
Operating expenses	(2,214)	(467)	(540)
Income tax benefit	1,621	1,000	1,049

Net Income	$92,421	$67,437	$44,686

	December 31, 2003	December 31, 2002
Balance Sheets
Assets:
Cash	$3,433	$3,016
Investments in bank subsidiary	559,231	461,501
Investments in nonbank subsidiaries	766	497
Receivable due from bank subsidiary	1,659	2,601
Other assets	1,155	5

Total Assets	$566,244	$467,620

Liabilities and Stockholders' Equity
Liabilities:
Accrued expenses	$56	$42
Payable due to nonbank subsidiary	1,157	2
Subordinated debt	24,774	24,774

Total liabilities	25,987	24,818

Stockholders' Equity:
Common stock	655	648
Surplus	242,662	233,337
Deferred compensation	(1,076)	(1,599)
Retained earnings	280,701	192,184
Accumulated other comprehensive income, net	17,865	18,232
Treasury stock	(550)	—

Total stockholders' equity	540,257	442,802

Total Liabilities and Stockholders' Equity	$566,244	$467,620

	December 31, 2003	December 31, 2002	December 31, 2001
Statements of Cash Flows
Cash flows from operating activities:
Net income	$92,421	$67,437	$44,686

Adjustments to reconcile net income to net cash used by operating activities:
Amortization of deferred compensation	483	964	162
Amortization of premium expense	195	—	—
Change in assets and liabilities:
Receivable due from bank subsidiary	942	(583)	(1,482)
Receivable due from nonbank subsidiary	—	—	516
Income tax receivable	(484)	—	—
Payable due to nonbank subsidiary	1,155	(207)	120
Accrued expenses	14	(12)	5
Other assets	(861)	1	(3)
Equity in undistributed income of bank subsidiary	(95,088)	(69,299)	(46,756)
Equity in undistributed (income) loss of nonbank subsidiary	(278)	58	196
Equity in undistributed loss of unconsolidated nonbank subsidiary	8	—	—

Net cash used in operating activities	(1,493)	(1,641)	(2,556)

Cash flows from investing activities:
Payments for investments in and advances to subsidiary	—	—	(116,338)

Net cash used in investing activities	—	—	(116,338)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,977	2,869	2,123
Proceeds from issuance of common stock	3,387	3,882	119,030
Common stock repurchased	(550)	—	—
Cost of issuance of restricted stock	—	—	(335)
Repurchase of company-obligated, mandatorily redeemable, preferred securities of subsidiary trust	—	(1,000)	—
Dividends paid	(3,904)	(3,219)	(2,511)

Net cash provided by financing activities	1,910	2,532	118,307

Net increase (decrease) in cash and due from banks	417	891	(587)
Cash and due from banks, beginning of year	3,016	2,125	2,712

Cash and due from banks, end of year	$3,433	$3,016	$2,125

23. Restatement

        The Company has approximately $8.6 billion of investment securities on its balance sheet as of December 31, 2003. Certain types of investments held by the Company were purchased with discounts or premiums to par value.

        The principal application of Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91") to the Company's financial statements is in determining the accounting treatment of premiums paid and discounts realized on its purchase of securities backed by mortgages and other loans. Historically, the Company had applied the prospective method to determine the amortization of premiums and the accretion of discounts for the securities in its investment portfolio. The Company's management and Audit Committee have determined that the retrospective method is the appropriate method under FAS 91 to determine the amortization of premiums and the accretion of discounts for certain of the Company's securities.

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $1.0 million for the year ended December 31, 2003;

  •
  a decrease in income before income taxes of approximately $2.3 million for the year ended December 31, 2002; and

  •
  a decrease in income before income taxes of approximately $8.5 million for the year ended December 31, 2001.

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in the Company's disclosures regarding its portfolio. Other comprehensive income, net of tax, increased on a cumulative basis by $4.9 million, $5.9 million and $6.1 million as of December 31, 2003, 2002 and 2001, respectively.

        The following tables summarize the effect of the restatement on the Company's consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 (Dollars in thousands, except per share data):

	For the year ended December 31, 2003
	As Previously Reported	As Restated
Statement of Income
Interest income	$246,063	$247,094
Net interest income	152,883	153,914
Net operating revenue	489,076	490,107
Income before income taxes	144,155	145,186
Provision for income taxes	52,395	52,765
Net income	91,760	92,421
Basic earnings per share	$1.41	$1.42
Diluted earnings per share	$1.38	$1.39
Comprehensive Income
Net income	$91,760	$92,421
Other comprehensive income:
Net unrealized investment loss	(11,878)	(12,963)
Other comprehensive income (loss)	718	(367)
Comprehensive income	92,478	92,054
Statement of Cash Flows
Net income	$91,760	$92,421
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretions of discounts	40,231	39,200
Other liabilities	27,316	27,686
Net cash provided by operating activities	157,987	157,987

	For the year ended December 31, 2002
	As Previously Reported	As Restated
Statement of Income
Interest income	$247,847	$245,526
Net interest income	141,046	138,725
Net operating revenue	439,890	437,569
Income before income taxes	98,495	96,174
Provision for income taxes	29,549	28,737
Net income	68,946	67,437
Basic earnings per share	$1.07	$1.05
Diluted earnings per share	$1.04	$1.02
Comprehensive Income
Net income	$68,946	$67,437
Other comprehensive income:
Net unrealized investment gain	32,100	31,944
Other comprehensive income	22,584	22,428
Comprehensive income	91,530	89,865
Statement of Cash Flows
Net income	$68,946	$67,437
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretions of discounts	10,474	12,795
Other liabilities	(6,935)	(7,747)
Net cash provided by operating activities	60,650	60,650

	For the year ended December 31, 2001
	As Previously Reported	As Restated
Statement of Income
Interest income	$252,054	$243,571
Net interest income	106,838	98,355
Net operating revenue	361,325	352,842
Income before income taxes	72,149	63,666
Provision for income taxes	21,949	18,980
Net income	50,200	44,686
Basic earnings per share	$0.79	$0.71
Diluted earnings per share	$0.76	$0.68
Comprehensive Income
Net income	$50,200	$44,686
Other comprehensive income:
Net unrealized investment gain	1,120	7,211
Other comprehensive loss	(8,857)	(2,766)
Comprehensive income	41,343	41,920
Statement of Cash Flows
Net income	$50,200	$44,686
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretions of discounts	255	8,738
Other assets	(25,329)	(28,298)
Net cash provided by operating activities	55,506	55,506

	As of December 31, 2003		As of December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheet
Securities held to maturity	$4,307,610	$4,306,216	$3,438,689	$3,437,955
Total assets	9,224,572	9,223,178	7,215,474	7,214,740
Other liabilities	95,757	94,941	85,676	85,096
Total liabilities	8,683,737	8,682,921	6,748,518	6,747,938
Retained earnings	286,138	280,701	198,282	192,184
Accumulated other comprehensive income, net	13,006	17,865	12,288	18,232
Total stockholders' equity	540,835	540,257	442,956	442,802
Total liabilities and stockholders' equity	9,224,572	9,223,178	7,215,474	7,214,740

        In addition, the weighted-average yield on federal agency securities held to maturity in the maturity table in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report has been restated to correct clerical errors as follows:

	5-10 years		Over 10 years
	As Previously Reported	As Restated	As Previously Reported	As Restated
Federal agency securities	2.76%	2.28%	3.16%	2.71%
Total securities held to maturity	3.05%	2.77%	2.99%	2.79%

QuickLinks

  EXPLANATORY NOTE
  PART I
  ITEM 1. BUSINESS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 9a. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
  REPORT OF MANAGEMENT TO STOCKHOLDERS
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2003, 2002 and 2001 (Dollars in thousands)
INVESTORS FINANCIAL SERVICES CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2003, 2002 and 2001