Form 10-Q/A
period 2004-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 2004-11-15
CIK 949589

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

        As of November 11, 2004 there were 66,462,871 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

INVESTORS FINANCIAL SERVICES CORP.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

EXPLANATORY NOTE

        This Amendment to Investors Financial Services Corp.'s Quarterly Report on Form 10-Q for the period ended March 31, 2004, includes restated financial statements as of March 31, 2004 and December 31, 2003, and for the three-month periods ended March 31, 2004 and 2003. The restatement relates to our application of Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91"). See Note 15 to our Notes to Unaudited Condensed Consolidated Financial Statements in this report.

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

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $2.5 million for the three month period ended March 31, 2004

  •
  an increase in income before income taxes of approximately $0.7 million for the three month period ended March 31, 2003

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in our disclosures regarding our investment portfolio. Other comprehensive income, net of tax, increased on a cumulative basis by approximately $3.4 million and $4.9 million, as of March 31, 2004 and December 31, 2003, respectively.

        The following tables summarize the effect of the restatement on our consolidated financial statements at, or for, the periods reflected (Dollars in thousands, except per share data, results are unaudited).

	For the Three Months Ended March 31, 2004		For the Three Months Ended March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Income
Interest income	$71,176	$73,636	$60,349	$61,058
Net interest income	45,961	48,421	38,783	39,492
Net operating revenue	152,731	155,191	113,699	114,408
Income Before Income Taxes	52,597	55,057	27,980	28,689
Provision for income taxes	17,622	18,504	22,568	22,822
Net Income	34,975	36,553	5,412	5,867
Basic Earnings Per Share	$0.53	$0.56	$0.08	$0.09
Diluted Earnings Per Share	$0.52	$0.54	$0.08	$0.09

	For the Three Months Ended March 31, 2004		For the Three Months Ended March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Comprehensive Income
Net income	$34,975	$36,553	$5,412	$5,867
Other comprehensive income:
Net unrealized investment gain	23,356	21,913	6,721	6,314
Other comprehensive income	22,111	20,668	8,255	7,848
Comprehensive income	57,086	57,221	13,667	13,715
	For the Three Months Ended March 31, 2004		For the Three Months Ended March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Cash Flows
Net income	$34,975	$36,553	$5,412	$5,867
Adjustments to reconcile net ncome to net cash provided by operating activities:
Amortization of premiums on securities, net of accretions of discounts	9,465	7,005	7,097	6,388
Other liabilities	22,021	22,903	21,089	21,343
Net cash provided by operating activities	30,761	30,761	39,808	39,808
	At March 31, 2004		At December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheet
Securities held to maturity	$4,906,905	$4,905,722	$4,307,610	$4,306,216
Total Assets	10,099,743	10,098,560	9,224,572	9,223,178
Other liabilities	126,616	125,876	95,757	94,941
Total liabilities	9,488,933	9,488,193	8,683,737	8,682,921
Retained earnings	319,961	316,102	286,138	280,701
Accumulated other comprehensive income, net	35,117	38,533	13,006	17,865
Total stockholders' equity	610,810	610,367	540,835	540,257
Total Liabilities and Stockholders' Equity	$10,099,743	$10,098,560	$9,224,572	$9,223,178

        This Report, as amended, covers the quarterly period ended March 31, 2004 and was originally filed on May 7, 2004. This Report has been amended to restate certain financial statements and related financial results only and does not reflect events after the filing of the original report and does not modify or update disclosures as originally filed, except as required to reflect the effect of the restatement. Contemporaneously with the filing of this Report, we have also filed:

  •
  an amended Annual Report on Form 10-K/A for the year ended December 31, 2003; and

  •
  an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004.

        Our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 should be referenced for our current disclosures.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003 (Dollars in thousands, except share data)

	March 31, 2004 (As Restated)	December 31, 2003 (As Restated)
Assets
Cash and due from banks	$45,429	$39,689
Federal Funds sold	185,000	—
Securities held to maturity (approximate fair value of $4,928,619 and $4,308,578 at March 31, 2004 and December 31, 2003, respectively)	4,905,722	4,306,216
Securities available for sale	4,387,142	4,296,637
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at March 31, 2004 and December 31, 2003	153,104	199,530
Accrued interest and fees receivable	76,451	72,816
Equipment and leasehold improvements, less accumulated depreciation of $54,730 and $47,683 at March 31, 2004 and December 31, 2003, respectively	73,943	76,420
Goodwill, net	79,969	79,969
Other assets	141,800	101,901

Total Assets	$10,098,560	$9,223,178

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$855,696	$334,823
Savings	3,959,080	3,682,295
Time	160,512	190,000

Total deposits	4,975,288	4,207,118
Securities sold under repurchase agreements	3,479,681	3,258,001
Short-term and other borrowings	849,704	1,098,087
Due to brokers for open trades payable	32,870	—
Junior subordinated deferrable interest debentures	24,774	24,774
Other liabilities	125,876	94,941

Total liabilities	9,488,193	8,682,921

Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none at March 31, 2004 and December 31, 2003)	—	—
Common stock, par value $0.01 (shares authorized: 100,000,000 at March 31, 2004 and December 31, 2003; issued and outstanding: 66,027,734 and 65,436,788 at March 31, 2004 and December 31, 2003, respectively)	661	655
Surplus	256,583	242,662
Deferred compensation	(962)	(1,076)
Retained earnings	316,102	280,701
Accumulated other comprehensive income, net	38,533	17,865
Treasury stock, at cost (26,508 shares at March 31, 2004 and December 31, 2003)	(550)	(550)

Total stockholders' equity	610,367	540,257

Total Liabilities and Stockholders' Equity	$10,098,560	$9,223,178

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2004 and 2003 (Dollars in thousands, except per share data)

	March 31, 2004 (As Restated)	March 31, 2003 (As Restated)
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$76,094	$56,761
Ancillary service fees	30,093	17,385

Total asset servicing fees	106,187	74,146

Other operating income	349	770
Gain on sale of investment	234	—

Total fees and other revenue	106,770	74,916

Interest income	73,636	61,058
Interest expense	25,215	21,566

Net interest income	48,421	39,492

Net operating revenue	155,191	114,408

Operating Expenses:
Compensation and benefits	55,323	49,771
Transaction processing services	10,940	6,808
Technology and telecommunications	10,266	9,291
Depreciation and amortization	7,954	6,079
Occupancy	7,391	7,325
Professional fees	3,238	2,951
Travel and sales promotion	1,082	985
Other operating expenses	3,940	2,509

Total operating expenses	100,134	85,719

Income Before Income Taxes	55,057	28,689
Provision for income taxes	18,504	22,822

Net Income	$36,553	$5,867

Basic Earnings Per Share	$0.56	$0.09

Diluted Earnings Per Share	$0.54	$0.09

Comprehensive Income:
Net income	$36,553	$5,867
Other comprehensive income:
Net unrealized investment gain	21,913	6,314
Net unrealized derivative instrument (loss) gain	(1,162)	1,543
Cumulative translation adjustment	(83)	(9)

Other comprehensive income	20,668	7,848

Comprehensive income	$57,221	$13,715

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2004 and 2003 (Dollars in thousands, except share data)

	March 31, 2004 (As Restated)	March 31, 2003 (As Restated)
Common shares
Balance, beginning of period	65,436,788	64,775,042
Exercise of stock options	590,946	217,805

Balance, end of period	66,027,734	64,992,847

Treasury shares
Balance, beginning of period	26,508	10,814

Balance, end of period	26,508	10,814

Common stock
Balance, beginning of period	$655	$648
Exercise of stock options	6	2

Balance, end of period	661	650

Surplus
Balance, beginning of period	242,662	233,337
Exercise of stock options	8,578	516
Tax benefit from exercise of stock options	5,343	913

Balance, end of period	256,583	234,766

Deferred compensation
Balance, beginning of period	(1,076)	(1,599)
Amortization of deferred compensation	114	141

Balance, end of period	(962)	(1,458)

Retained earnings
Balance, beginning of period	280,701	192,184
Net income	36,553	5,867
Cash dividend, $0.0175 and $0.0150 per share in the periods ending March 31, 2004 and 2003, respectively	(1,152)	(972)

Balance, end of period	316,102	197,079

Accumulated other comprehensive income, net
Balance, beginning of period	17,865	18,232
Net unrealized investment gain	21,913	6,314
Net unrealized derivative instrument (loss) gain	(1,162)	1,413
Amortization of transition-related adjustment	—	130
Effect of foreign currency translation	(83)	(9)

Balance, end of period	38,533	26,080

Treasury stock
Balance, beginning of period	(550)	—

Balance, end of period	(550)	—

Total Stockholders' Equity	$610,367	$457,117

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003 (Dollars in thousands)

	March 31, 2004 (As Restated)	March 31, 2003 (As Restated)
Cash Flows From Operating Activities:
Net income	$36,553	$5,867
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	7	—
Depreciation and amortization	7,954	6,079
Amortization of deferred compensation	114	141
Amortization of premiums on securities, net of accretion of discounts	7,005	6,388
Gain on sale of investment	(234)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(3,635)	1,135
Other assets	(39,906)	(1,145)
Other liabilities	22,903	21,343

Net cash provided by operating activities	30,761	39,808

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	291,797	311,514
Proceeds from maturities and paydowns of securities held to maturity	281,471	533,650
Proceeds from sale of securities available for sale	25,041	—
Purchases of securities available for sale	(373,214)	(542,353)
Purchases of securities held to maturity	(887,838)	(782,669)
Net increase (decrease) in due to brokers for open trades payable	32,870	(203,477)
Net increase in Federal Funds sold	(185,000)	—
Net decrease in loans	46,426	36,555
Purchases of fixed assets, capitalized software and leasehold improvements	(5,470)	(8,795)

Net cash used for investing activities	(773,917)	(655,575)

Cash Flows From Financing Activities:
Net increase in demand deposits	520,873	53,589
Net increase (decrease) in time and savings deposits	247,297	(527,346)
Net increase in securities sold under repurchase agreements	221,680	686,942
Net (decrease) increase in short-term and other borrowings	(248,383)	437,370
Proceeds from exercise of stock options	8,584	518
Cash dividends to shareholders	(1,152)	(972)

Net cash provided by financing activities	748,899	650,101

Effect of exchange rates on cash	(3)	(9)
Net Increase In Cash And Due From Banks	5,740	34,325

Cash and Due From Banks, Beginning of Period	39,689	14,568

Cash and Due From Banks, End of Period	$45,429	$48,893

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

2. Interim Financial Statements

        The unaudited condensed consolidated interim financial statements of the Company and subsidiaries as of March 31, 2004 and December 31, 2003, and for the three-month periods ended March 31, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included. As described in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q/A, included in this Report are restated financial statements for the three months ended March 31, 2004 and 2003 and as of December 31, 2003. The Company's management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

        Employee Stock-Based Compensation—The Company measures compensation cost for stock-based compensation plans using the intrinsic value method. The intrinsic value method measures compensation cost as the difference of the option exercise price and the fair market value of the common stock on the measurement date, which is typically the date of grant. Generally, options granted have an exercise price equivalent to the fair market value at the measurement date. Accordingly, no compensation cost has been recorded. If stock-based compensation were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and compensation costs would have decreased net income as indicated below (Dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2004	2003
Net income as reported	$36,553	$5,867
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,485)	(2,080)

Pro forma net income	$35,068	$3,787

Earnings per share:
Basic—as reported	$0.56	$0.09

Basic—pro forma	$0.53	$0.06

Diluted—as reported	$0.54	$0.09

Diluted—pro forma	$0.52	$0.06

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

	For the Three Months Ended March 31,
	2004	2003
Income available to common stockholders	$36,553	$5,867

Basic weighted-average shares outstanding	65,837,110	64,885,852
Dilutive effect of stock options	1,875,842	1,433,396

Diluted weighted-average shares outstanding	67,712,952	66,319,248

Earnings per share:
Basic	$0.56	$0.09

Diluted	$0.54	$0.09

        There were 722 and 3,620,549 option shares which were not considered dilutive for purposes of earnings per share calculations for the three-month periods ended March 31, 2004 and 2003, respectively.

3. Securities

        Amortized cost amounts and fair values of securities are summarized as follows as of March 31, 2004 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,806,600	$20,781	$(1,863)	$2,825,518
Federal agency securities	1,974,131	3,716	(6,715)	1,971,132
State and political subdivisions	124,991	7,068	(90)	131,969

Total	$4,905,722	$31,565	$(8,668)	$4,928,619

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,680,436	$48,761	$(3,885)	$3,725,312
State and political subdivisions	333,658	23,976	(46)	357,588
Corporate debt	177,851	111	(1,618)	176,344
U.S. Treasury securities	111,180	6,935	—	118,115
Foreign government securities	9,532	251	—	9,783

Total	$4,312,657	$80,034	$(5,549)	$4,387,142

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2003 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,272,030	$23,089	$(16,367)	$2,278,752
Federal agency securities	1,906,554	1,657	(12,800)	1,895,411
State and political subdivisions	127,632	6,890	(107)	134,415

Total	$4,306,216	$31,636	$(29,274)	$4,308,578

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,593,470	$28,740	$(10,230)	$3,611,980
State and political subdivisions	333,777	22,119	(68)	355,828
Corporate debt	178,394	314	(2,892)	175,816
U.S. Treasury securities	111,305	2,396	—	113,701
Federal agency securities	29,600	9	—	29,609
Foreign government securities	9,644	59	—	9,703

Total	$4,256,190	$53,637	$(13,190)	$4,296,637

        The carrying value of securities pledged amounted to approximately $5.6 billion at March 31, 2004 and December 31, 2003. Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding Federal Home Loan Bank of Boston ("FHLBB") borrowings.

        The Company regularly reviews its held to maturity and available for sale securities portfolios for possible impairment. At March 31, 2004, no securities were other-than-temporarily impaired.

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

7. Stockholders' Equity

        The Company has three stock option plans: the Amended and Restated 1995 Stock Plan ("Stock Plan"), the Amended and Restated 1995 Non-Employee Director Stock Option Plan ("Director Plan"), and the 1997 Employee Stock Purchase Plan ("ESPP"). There were no amendments to these plans during the three months ended March 31, 2004.

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

        Net periodic pension cost for the Company's qualified defined benefit pension plan and supplemental retirement plan included the following components (Dollars in thousands):

	March 31, 2004		March 31, 2003
	Pension Plan	SERP Plan	Pension Plan	SERP Plan
Service cost-benefits earned/benefit obligations	$286	$238	$209	$219
Interest cost on projected benefit obligations	351	242	256	225
Expected return on plan assets	(367)	—	(271)	—
Net amortization and deferral	62	148	62	162

Net periodic pension cost	$332	$628	$256	$606

        The Company expects to contribute approximately $2 to $4 million to its pension plan during 2004. During the three months ended March 31, 2004, the Company did not make any contribution to the plan.

        At March 31, 2004, the SERP plan remained an unfunded plan. Consistent with the Company's expectations at December 31, 2003, no contributions to the SERP plan are anticipated during 2004.

9. Off-Balance Sheet Financial Instruments

        Lines of Credit—At March 31, 2004, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $1.0 billion, against which $83.0 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

        Foreign Exchange Contracts—Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of spot, forward and swap contracts. Spot contracts call for the exchange of one currency for another and usually settle in two business days. Forward contracts call for the exchange of one currency for another at a date beyond spot. In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned. The Company's risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional values of the Company's foreign exchange contracts as of March 31, 2004 and December 31, 2003 were $2.7 billion and $1.6 billion, respectively. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. Unrealized gains in other assets were $16.8 million and $16.1 million as of March 31, 2004 and December 31, 2003, respectively. Unrealized losses in other liabilities were $15.8 million and $15.9 million as of March 31, 2004 and December 31, 2003, respectively. Foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists. These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

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

11. Commitments and Contingencies

        Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank ("FRB") for the two-week period including March 31, 2004 was approximately $32.8 million. In addition, the Company's other assets category includes deposits totaling approximately $67.4 million, which were pledged to secure clearings with depository institutions.

        Contingencies—Assets processed held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at March 31, 2004 that are material to the consolidated financial position or results of operations of the Company.

12. Regulatory Matters

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's and the Bank's consolidated financial position and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

        The following table presents the capital ratios for the Bank and the Company (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Total Capital
(to Risk-Weighted Assets-the Company)	$517,008	17.99%	$229,926	8.00%	N/A	N/A
Total Capital
(to Risk-Weighted Assets-the Bank)	$504,556	17.56%	$229,837	8.00%	$287,296	10.00%
Tier 1 Capital
(to Risk-Weighted Assets-the Company)	$516,908	17.99%	$114,963	4.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets-the Bank)	$504,456	17.56%	$114,919	4.00%	$172,378	6.00%
Tier 1 Capital
(to Average Assets-the Company)	$516,908	5.46%	$378,977	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets-the Bank)	$504,456	5.33%	$378,885	4.00%	$473,606	5.00%
As of December 31, 2003:
Total Capital
(to Risk-Weighted Assets-the Company)	$467,651	17.62%	$212,382	8.00%	N/A	N/A
Total Capital
(to Risk-Weighted Assets-the Bank)	$462,073	17.42%	$212,200	8.00%	$265,250	10.00%
Tier 1 Capital
(to Risk-Weighted Assets-the Company)	$467,551	17.61%	$106,191	4.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets-the Bank)	$461,973	17.42%	$106,100	4.00%	$159,150	6.00%
Tier 1 Capital
(to Average Assets-the Company)	$467,551	5.36%	$349,185	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets-the Bank)	$461,973	5.29%	$349,000	4.00%	$436,250	5.00%

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

13. Geographic Reporting and Service Lines

        The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue
	For the Three Months Ended March 31,		Long-Lived Assets
Geographic Information:			March 31, 2004	December 31, 2003
	2004	2003
United States	$148,043	$110,205	$147,269	$149,631
Ireland	6,098	3,759	6,544	6,698
Canada	1,006	427	99	60
Cayman Islands	44	17	—	—

Total	$155,191	$114,408	$153,912	$156,389

        Barclays Global Investors, N.A. ("BGI") accounted for approximately 17% and 15% of the Company's consolidated net operating revenues for the three-month periods ended March 31, 2004 and 2003, respectively. No client other than BGI accounted for more than 10% of the Company's consolidated net operating revenues for the three-month periods ending March 31, 2004 and 2003.

        The following represents the Company's asset servicing fees by service lines (Dollars in thousands):

	For the Three Months Ended
Asset servicing fees by service lines:	March 31, 2004	March 31, 2003
Core service fees:
Custody, accounting and administration	$76,094	$56,761

Ancillary service fees:
Foreign exchange	18,495	6,733
Cash management	5,600	5,035
Investment advisory	3,470	3,215
Securities lending	2,143	2,188
Other service fees	385	214

Total ancillary service fees	30,093	17,385

Total asset servicing fees	$106,187	$74,146

14. Net Interest Income

        The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Interest income:
Federal Funds sold	$162	$16
Investment securities held to maturity and available for sale	72,350	60,194
Loans	1,124	848

Total interest income	73,636	61,058

Interest expense:
Deposits	11,369	9,117
Short-term and other borrowings	13,846	12,449

Total interest expense	25,215	21,566

Net interest income	$48,421	$39,492

15. Restatement

        The Company has approximately $9.3 billion of investment securities on its balance sheet as of March 31, 2004. Certain types of investments held by the Company were purchased with discounts or premiums to par value.

        The principal application of Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91") to the Company's financial statements is in determining the accounting treatment of premiums paid and discounts realized on its purchase of securities backed by mortgages and other loans. Historically, the Company had applied the prospective method to determine the amortization of premiums and the accretion of discounts for the securities in its investment portfolio. The Company's management and Audit Committee have determined that the retrospective method is the appropriate method under FAS 91 to determine the amortization of premiums and the accretion of discounts for certain of the Company's securities.

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $2.5 million for the three month period ended March 31, 2004

  •
  an increase in income before income taxes of approximately $0.7 million for the three month period ended March 31, 2003

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in the Company's disclosures regarding its portfolio. Other comprehensive income, net of tax, increased on a cumulative basis by approximately $3.4 million and $4.9 million, as of March 31, 2004 and December 31, 2003, respectively.

        The following tables summarize the effect of the restatement on the Company's consolidated financial statements at, or for, the periods reflected (Dollars in thousands, except per share data, results are unaudited):

	For the Three Months Ended March 31, 2004		For the Three Months Ended March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Income
Interest income	$71,176	$73,636	$60,349	$61,058
Net interest income	45,961	48,421	38,783	39,492
Net operating revenue	152,731	155,191	113,699	114,408
Income Before Income Taxes	52,597	55,057	27,980	28,689
Provision for income taxes	17,622	18,504	22,568	22,822
Net Income	34,975	36,553	5,412	5,867
Basic Earnings Per Share	$0.53	$0.56	$0.08	$0.09
Diluted Earnings Per Share	$0.52	$0.54	$0.08	$0.09
	For the Three Months Ended March 31, 2004		For the Three Months Ended March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Comprehensive Income
Net income	$34,975	$36,553	$5,412	$5,867
Other comprehensive income:
Net unrealized investment gain	23,356	21,913	6,721	6,314
Other comprehensive income	22,111	20,668	8,255	7,848
Comprehensive income	57,086	57,221	13,667	13,715
	For the Three Months Ended March 31, 2004		For the Three Months Ended March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Cash Flows
Net income	$34,975	$36,553	$5,412	$5,867
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretions of discounts	9,465	7,005	7,097	6,388
Other liabilities	22,021	22,903	21,089	21,343
Net cash provided by operating activities	30,761	30,761	39,808	39,808

	At March 31, 2004		At December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheet
Securities held to maturity	$4,906,905	$4,905,722	$4,307,610	$4,306,216
Total Assets	10,099,743	10,098,560	9,224,572	9,223,178
Other liabilities	126,616	125,876	95,757	94,941
Total liabilities	9,488,933	9,488,193	8,683,737	8,682,921
Retained earnings	319,961	316,102	286,138	280,701
Accumulated other comprehensive income, net	35,117	38,533	13,006	17,865
Total stockholders' equity	610,810	610,367	540,835	540,257
Total Liabilities and Stockholders' Equity	$10,099,743	$10,098,560	$9,224,572	$9,223,178

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Investors Financial Services Corp.
Boston, Massachusetts

        We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the "Company") as of March 31, 2004, and the related condensed consolidated statements of income and comprehensive income, condensed consolidated statements of stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

        As discussed in Note 15, the March 31, 2004 and 2003 condensed consolidated financial statements have been restated.

        We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Investors Financial Services Corp. and subsidiaries as of December 31, 2003, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the fiscal year then ended (not presented herein) included in Investors Financial Services Corp. Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003; and, in our report dated February 20, 2004 (November 12, 2004 as to the effects of the restatement discussed in Note 23) (which report contains an explanatory paragraph relating to the Company's adoption, effective January 1, 2001, of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2002, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and effective October 1, 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51"), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
May 7, 2004, November 12, 2004, as to the effects
of the restatement discussed in Note 15

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

Recent Developments

        On October 21, 2004, our Audit Committee, in consultation with management, determined to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 to restate the financial statements (the "relevant financial statements") and related information contained therein. Our restatement arises from the application of Statement of Financial Accounting Standards No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91").

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

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $2.5 million for the three month period ended March 31, 2004

  •
  an increase in income before income taxes of approximately $0.7 million for the three month period ended March 31, 2003

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

        As a provider of asset administration services, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity, and the prevailing interest rate environment. Over the course of the past year, we have benefited from the appreciation of the market values of the assets we service for our clients. A significant portion of our core services revenue is based upon the amount of assets under administration. As market values of underlying assets fluctuate, so will our revenue. We have managed this volatility by offering a tiered pricing structure for our asset-based fees. As asset values increase, the basis point fee is reduced for the incremental assets. Many of our value-added services are transactional based, and we receive a fee for each transaction processed. We have also continued to experience net interest margin compression in this low interest rate environment because we have little room to reduce further the rates we pay on our interest-bearing liabilities, yet high volumes of prepayments in our investment portfolio have caused us to reinvest these cash flows in lower-yielding assets. We expect the Federal Open Market Committee ("FOMC") to begin to raise the Federal Funds rate in the second half of 2004. As such, we have structured our balance sheet in anticipation of this rise in rates.

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

GAAP Earnings (unaudited)

	For the Three Months Ended March 31,
	2004	2003
Income before taxes	$55,057	$28,689
Provision for income taxes	18,504	22,822

Net income	$36,553	$5,867

Earnings per share:
Basic	$0.56	$0.09

Diluted	$0.54	$0.09

Non-GAAP Operating Earnings (unaudited)

	For the Three Months Ended March 31,
	2004	2003
Income before taxes	$55,057	$28,689
Provision for income taxes	18,504	8,922(1)

Net operating income	$36,553	$19,767

Operating earnings per share:
Basic	$0.56	$0.30

Diluted	$0.54	$0.30

(1)
Provision for income taxes for the three months ended March 31, 2003 excludes a $13.9 million charge, net of federal income tax benefit, related to a retroactive change in Massachusetts tax law enacted in the first quarter of 2003. The effect of the exclusion is an increase in net income of $0.21 for both basic and diluted earnings per share.

Certain Factors That May Affect Future Results

        From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission ("SEC") (including this Form 10-Q/A) may contain statements which are not historical facts, so-called "forward-looking statements," and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q/A include certain statements regarding future changes in operating expenses (including compensation and benefits, transaction processing services, technology and telecommunications, depreciation and amortization, and other operating expenses), net interest income, client funding, the effective tax rate for 2004, hedge ineffectiveness, liquidity, annual dividend payments, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, future pension costs and funding levels, the timing and effect on earnings of derivative gains and losses, the effect on earnings of changes in equity values and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

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

        As a result of our selection in 2003 to service assets for Barclays Global Investors Canada, Ltd., our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI's iShares and Master Investment Portfolios, BGI accounted for approximately 17% and 15% of our net operating revenue during the three months ended March 31, 2004 and 2003, respectively. We expect that BGI will continue to account for a significant portion of our net operating revenue. While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons. The loss of BGI's business would cause our net operating revenue to decline and would likely have an adverse effect on our quarterly and annual results.

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

        Integration of acquisitions and outsourcing transactions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular acquisition or outsourcing transaction will be accretive to our earnings per share. Any future acquisitions or outsourcing transactions will present these or similar challenges. These acquisitions and outsourcing transactions can also consume a significant amount of management's time.

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

Statements of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

        Net income for the three months ended March 31, 2004 was $36.6 million, up 523% from $5.9 million for the same period in 2003. As previously disclosed, we recorded a $13.9 million tax accrual during the first quarter of 2003 relating to a specific tax assessment. Refer to Income Taxes within this section for further discussion regarding our settlement of this tax assessment. Absent this charge, net income for the three months ended March 31, 2004 increased 85% from net operating income for the same period in 2003. Overall the increase in net income can be attributed to growth in operating revenue and net interest income due to new business, strong equity markets and a favorable interest rate environment coupled with the continued leverage in our business model, as net operating revenue grew 36% with only a 17% increase in operating expenses.

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

        Transaction-driven income includes our ancillary services, such as foreign exchange, cash management, securities lending and investment advisory services. Foreign exchange fees were $18.5 million for the three months ended March 31, 2004, up 175% from the same period in 2003. The increase in foreign exchange fees is attributable to new clients, further penetration of existing clients, higher transaction volumes and increased volatility of the currencies traded by our clients. Future foreign exchange income is dependent on the volume of client activity and the overall volatility in the currencies traded. Cash management fees, which consist of sweep fees, were $5.6 million for the three months ended March 31, 2004, up 11% from the same period in 2003. The increase is primarily due to increased client balances. Cash management revenue will continue to depend on the level of client balances maintained in the cash management products we offer. If our clients' investment products continue to maintain increasing cash balances, our cash management revenue will be positively impacted. Investment advisory fees were $3.5 million for the three months ended March 31, 2004, up 8% from the same period in 2003. The increase in investment advisory fees is attributable to growth in the asset size of the Merrimac Master Portfolio, an investment company for which we act as advisor.

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

Net Interest Income

	For the Three Months Ended March 31,
	2004	2003	Change
Interest income	$73,636	$61,058	21%
Interest expense	25,215	21,566	17%

Total net interest income	$48,421	$39,492	23%

        Net interest income was $48.4 million for the three months ended March 31, 2004, up 23% from the same period in 2003. Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The improvement in our net interest income was the result of balance sheet growth driven by strong client funding and a steep yield curve. During 2004, we continued to experience high volumes of prepayments from our investment portfolio. The cash flows from these prepayments were reinvested in lower yielding interest-earning assets. We continue to run a closely matched balance sheet by investing in low duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

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

	For the Three Months Ended March 31, 2004
	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets:
Federal Funds sold	$151	$(5)	$146
Investment securities	18,881	(6,725)	12,156
Loans	506	(230)	276

Total interest-earning assets	$19,538	$(6,960)	$12,578

Interest-bearing liabilities:
Deposits	$5,619	$(3,367)	$2,252
Borrowings	591	806	1,397

Total interest-bearing liabilities	$6,210	$(2,561)	$3,649

Change in net interest income	$13,328	$(4,399)	$8,929

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

        The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Federal Funds sold	$67,560	$162	0.96%	$4,911	$16	1.30%
Investment securities(1)	8,851,155	72,350	3.27%	6,601,867	60,194	3.65%
Loans	198,970	1,124	2.26%	115,489	848	2.94%

Total interest-earning assets	9,117,685	73,636	3.23%	6,722,267	61,058	3.63%

Allowance for loan losses	(100)			(100)
Noninterest-earning assets	487,392			454,833

Total assets	$9,604,977			$7,177,000

Interest-bearing liabilities:
Deposits:
Savings	$3,924,863	$11,369	1.16%	$2,193,981	$9,117	1.66%
Time	129	—	—	—	—	—
Securities sold under repurchase agreements	3,691,117	7,649	0.83%	3,092,673	7,337	0.95%
Trust preferred stock(2)	24,774	605	9.77%	24,000	586	9.77%
Other borrowings(3)	732,527	5,592	3.05%	855,274	4,526	2.12%

Total interest-bearing liabilities	8,373,410	25,215	1.20%	6,165,928	21,566	1.40%

Noninterest-bearing liabilities:
Demand deposits	308,916			212,569
Savings	80,953			166,897
Noninterest-bearing time deposits	164,121			90,000
Other liabilities	105,964			93,947

Total liabilities	9,033,364			6,729,341
Equity	571,613			447,659

Total liabilities and equity	$9,604,977			$7,177,000

Net interest income		$48,421			$39,492

Net interest margin(4)			2.12%			2.35%

Average interest rate spread(5)			2.03%			2.23%

Ratio of interest-earning assets to interest-bearing liabilities			108.89%			109.02%

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

Income Taxes

        Income taxes were $18.5 million for the three months ended March 31, 2004, down 19% from the same period in 2003 due to a one-time tax accrual recorded in the first quarter of 2003 for a tax assessment by the Commonwealth of Massachusetts Department of Revenue, offset by increased pretax earnings and an increase in our effective tax rate in 2004 to 33.6%.

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

Investment Portfolio

        Our investment portfolio is used to invest depositors' funds and is a component of our asset processing business. In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	March 31, 2004	December 31, 2003
Securities held to maturity
Mortgage-backed securities	$2,806,600	$2,272,030
Federal agency securities	1,974,131	1,906,554
State and political subdivisions	124,991	127,632

Total securities held to maturity	$4,905,722	$4,306,216

Securities available for sale
Mortgage-backed securities	$3,725,312	$3,611,980
State and political subdivisions	357,588	355,828
Corporate debt	176,344	175,816
U.S. Treasury securities	118,115	113,701
Federal agency securities	—	29,609
Foreign government securities	9,783	9,703

Total securities available for sale	$4,387,142	$4,296,637

        The overall increases in our held to maturity and available for sale portfolios are attributable to investing client deposits, including client repurchase agreements, and borrowed funds to effectively utilize the Bank's capital and to accommodate client fund flows. Our held to maturity portfolio increased $599.5 million, or 14%, to $4.9 billion at March 31, 2004 from $4.3 billion at December 31, 2003. Since net interest income is an integral part of our compensation for asset processing services, we purchase investment securities that will protect our net interest margin, while maintaining both an acceptable credit and interest rate risk profile.

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

        During the three months ended March 31, 2004, we sold a security issued by the Government National Mortgage Association ("GNMA" or "Ginnie Mae") resulting in the recognition of a $0.2 million gain in noninterest income.

        The average balance of our combined investment portfolios for the three months ended March 31, 2004 was $8.9 billion, with an average yield of 3.27%, compared to an average balance of $6.6 billion with an average yield of 3.65% during the same period in 2003. The decline in yield is primarily due to the overall low interest rate environment. Securities that matured and paid down in the first quarter of 2004 were originally purchased in a higher interest rate environment, the proceeds of which are now being reinvested at lower interest rates. In addition, prepayments have caused us to recognize a greater amount of premium amortization associated with the larger population of affected securities purchased through March 31, 2004. We recognized net amortization of $7.0 million for the three months ended March 31, 2004 compared to $6.4 million of net amortization in the same period of 2003. The effect of this additional amortization was a lower effective yield on the investment portfolio. A significant portion of our investment portfolio is variable rate in nature. If interest rates were to rise during 2004, we would expect slower prepayments and our overall yield to increase as our variable-rate securities reprice. Conversely, if interest rates were to decline in 2004, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and risk.

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

Loan Portfolio

        Our loan portfolio decreased $46.4 million, or 23%, to $153.1 million at March 31, 2004 from $199.5 million at December 31, 2003. The majority of the decrease relates to repayments of advances on clients' lines of credit, partially offset by an increase in client overdrafts. At March 31, 2004, client overdrafts were $66.9 million compared to $54.3 million at December 31, 2003.

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

        The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at March 31, 2004 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total
Interest-earning assets(1)
Federal Funds sold	$185,000	$—	$—	$—	$—	$185,000
Investment securities(2, 3)	4,664,748	570,912	865,775	2,736,734	421,825	9,259,994
Loans—variable rate	153,192	—	—	—	—	153,192
Loans—fixed rate	—	—	—	12	—	12

Total interest-earning assets	$5,002,940	$570,912	$865,775	$2,736,746	$421,825	$9,598,198
Interest-bearing liabilities:
Savings accounts	$3,852,195	$—	$—	$39,139	$—	$3,891,334
Time deposits	512	—	—	—	—	512
Interest rate contracts	(1,160,000)	90,000	180,000	890,000	—	—
Securities sold under repurchase agreements	2,929,681	—	—	550,000	—	3,479,681
Short-term and other borrowings	749,704	—	—	100,000	—	849,704
Trust preferred stock	—	—	—	24,774	—	24,774

Total interest-bearing liabilities	$6,372,092	$90,000	$180,000	$1,603,913	$—	$8,246,005

Net interest-sensitivity gap during the period	$(1,369,152)	$480,912	$685,775	$1,132,833	$421,825	$1,352,193

Cumulative gap	$(1,369,152)	$(888,240)	$(202,465)	$930,368	$1,352,193

Interest-sensitive assets as a percent of interest sensitive liabilities (cumulative)	78.51%	86.25%	96.95%	111.28%	116.40%

Interest-sensitive assets as a percent of total assets (cumulative)	49.54%	55.19%	63.77%	90.87%	95.05%

Net interest-sensitivity gap as a percent of total assets	(13.56%)	4.76%	6.79%	11.22%	4.18%

Cumulative gap as a percent of total assets	(13.56%)	(8.80%)	(2.00%)	9.21%	13.39%

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

        Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, Federal Reserve Discount Window, client deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, and fees collected from asset administration clients. As a result of our management of liquid assets and the ability to generate liquidity through deposits and repurchase agreements, management believes that we maintain overall liquidity sufficient to meet our depositors' needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.07 per share for 2004 (approximately $4.6 million based upon 66,027,734 shares outstanding as of March 31, 2004).

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

        On April 19, 2004, the FHLBB implemented a new capital structure mandated for all Federal Home Loan Banks by the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB's regulator, the Federal Housing Finance Board. The Bank's capital stock investment in the FHLBB will remain at its current level of $50 million under the new capital plan. The $50 million capital stock investment includes both a $25 million membership component and a $25 million activity-based component. Under the new capital plan, the FHLBB capital stock investments require a five-year advance notice of withdrawal. The Bank's $50 million capital stock investment in the FHLBB will provide a borrowing capacity of approximately $555 million.

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

        Stockholders' equity at March 31, 2004 was $610.4 million, up 13% from December 31, 2003, primarily due to net income growth and increased other comprehensive income due to the appreciation of our available for sale securities portfolio. The ratio of average stockholders' equity to average assets remained constant at approximately 6% for March 31, 2004 and December 31, 2003.

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

        FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off-balance sheet items of 8.0%. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with at least half of the total capital required to be Tier 1. Tier 1 capital includes, with certain restrictions, the sum of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier 2 capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses. Our Total and Tier 1 capital ratios at March 31, 2004 were each 17.99%, which are in excess of minimum requirements. The Bank's Total and Tier 1 capital ratios at March 31, 2004 were each 17.56%, which are in excess of minimum requirements.

        In addition to the risk-based capital guidelines, the FRB and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier 1 capital divided by its adjusted average total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier 1 capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that the capital of Investors Financial and that of Investors Bank be reduced by most intangible assets. Our Leverage Ratio at March 31, 2004 was 5.46%, which is in excess of regulatory minimums. Investors Bank's Leverage Ratio at March 31, 2004 was 5.33%, which is also in excess of regulatory minimums.

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of March 31, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the Securities and Exchange Commission. Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of March 31, 2004, our disclosure controls were effective.

  Changes in Internal Controls over Financial Reporting

        During the fourth quarter of 2004, the Company's management determined that they should have applied the retrospective method of accounting for premiums and discounts on certain investment securities under Statement of Financial Accounting Standard No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. As a result, the Consolidated Balance Sheets as of December 31, 2003 and 2002 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 2003 have been restated. In addition, the Condensed Consolidated Balance Sheet as of March 31, 2004 and the related Condensed Consolidated Statements of Income and Comprehensive Income, Stockholders' Equity and Cash Flows for the three months ended March 31, 2004 and 2003 have been restated.

        As a result of the evaluation completed by us, and which Messrs. Sheehan and Spinney participated, we have concluded that no changes occurred during our fiscal quarter ended March 31, 2004 in our internal controls over financial reporting, which changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP, dated November 15, 2004, concerning unaudited interim financial statements.
31.1	Certification of Kevin J. Sheehan, Chief Executive Officer
31.2	Certification of John N. Spinney, Jr., Chief Financial Officer
32.1
Certification of Kevin J. Sheehan, Chief Executive Officer, and John N. Spinney, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  A Form 8-K was furnished to the Securities and Exchange Commission on January 22, 2004 furnishing information pursuant to Item 12 (Results of Operation and Financial Condition) relating to the press release of Investors Financial Services Corp. dated January 22, 2004 reporting Investors Financial Services Corp.'s financial results for the fiscal quarter ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.
Date: November 15, 2004	By:	/s/ KEVIN J. SHEEHAN Kevin J. Sheehan Chairman and Chief Executive Officer
	By:	/s/ JOHN N. SPINNEY, JR. John N. Spinney, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
  Item 1. Unaudited Condensed Consolidated Financial Statements
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2004 and December 31, 2003 (Dollars in thousands, except share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Three Months Ended March 31, 2004 and 2003 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Three Months Ended March 31, 2004 and 2003 (Dollars in thousands, except share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2004 and 2003 (Dollars in thousands)
INVESTORS FINANCIAL SERVICES CORP. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information is as of and for the three months ended March 31, 2004 and 2003)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES