Form 10-Q/A
period 2004-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 2004-11-15
CIK 949589

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

INVESTORS FINANCIAL SERVICES CORP.

INVESTORS FINANCIAL SERVICES CORP.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

EXPLANATORY NOTE

        This Amendment to Investors Financial Services Corp.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004, includes restated financial statements as of June 30, 2004 and December 31, 2003, and for the six-month and three-month periods ended June 30, 2004 and 2003. The restatement relates to our application of Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91"). See Note 16 to our Notes to Unaudited Condensed Consolidated Financial Statements in this report.

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

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $0.2 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively;

  •
  a decrease in income before income taxes of approximately $2.2 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively.

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in our disclosures regarding our portfolio. Other comprehensive income, net of tax, increased on a cumulative basis by $4.9 million as of both June 30, 2004 and December 31, 2003.

        The following is a summary of the effect of the restatement on our consolidated financial statements, at, or for, the periods reflected (Dollars in thousands, except per share data, results are unaudited):

	For the Six Months Ended June 30, 2004		For the Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Income
Interest income	$142,533	$142,776	$121,554	$122,112
Net interest income	90,253	90,496	76,365	76,923
Net operating revenue	306,764	307,007	235,674	236,232
Income Before Income Taxes	105,930	106,173	59,002	59,560
Provision for income taxes	35,537	35,624	25,570	25,769
Net Income	70,393	70,549	33,432	33,791
Basic Earnings Per Share	$1.07	$1.07	$0.51	$0.52
Diluted Earnings Per Share	$1.04	$1.04	$0.50	$0.51

	For the Six Months Ended June 30, 2004		For the Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Comprehensive Income
Net income	$70,393	$70,549	$33,432	$33,791
Other comprehensive income:
Net unrealized investment (loss) gain:	(37,157)	(37,076)	8,538	8,279
Other comprehensive (loss) income	(25,703)	(25,622)	11,199	10,940
Comprehensive income	44,690	44,927	44,631	44,731
	For the Six Months Ended June 30, 2004		For the Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Cash Flows
Net income	$70,393	$70,549	$33,432	$33,791
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretion of discounts	22,166	21,923	17,217	16,659
Other liabilities	22,150	22,237	15,378	15,577
Net cash provided by operating activities	106,878	106,878	52,388	52,388
	For the Three Months Ended June 30, 2004		For the Three Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Income
Interest income	$71,357	$69,140	$61,205	$61,054
Net interest income	44,292	42,075	37,582	37,431
Net operating revenue	154,033	151,816	121,975	121,824
Income Before Income Taxes	53,333	51,116	31,022	30,871
Provision for income taxes	17,915	17,120	3,002	2,947
Net Income	35,418	33,996	28,020	27,924
Basic Earnings Per Share	$0.54	$0.51	$0.43	$0.43
Diluted Earnings Per Share	$0.52	$0.50	$0.42	$0.42

	For the Three Months Ended June 30, 2004		For the Three Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Comprehensive Income
Net income	$35,418	$33,996	$28,020	$27,924
Other comprehensive (loss) income:
Net unrealized investment (loss) gain:	(60,513)	(58,989)	1,817	1,966
Other comprehensive (loss) income	(47,814)	(46,290)	2,944	3,093
Comprehensive (loss) income	(12,396)	(12,294)	30,964	31,017
	At June 30, 2004		At December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheet
Securities held to maturity	$5,096,930	$5,095,905	$4,307,610	$4,306,216
Total Assets	10,921,423	10,920,398	9,224,572	9,223,178
Other liabilities	79,273	79,273	95,757	94,941
Total liabilities	10,319,880	10,319,196	8,683,737	8,682,921
Retained earnings	354,222	348,941	286,138	280,701
Accumulated other comprehensive income, net	(12,697)	(7,757)	13,006	17,865
Total stockholders' equity	601,543	601,202	540,835	540,257
Total Liabilities and Stockholders' Equity	$10,921,423	$10,920,398	$9,224,572	$9,223,178

        This Report, as amended, covers the quarterly period ended June 30, 2004 and was originally filed on August 6, 2004. This Report has been amended to restate certain financial statements and related financial results only and does not reflect events after the filing of the original report and does not modify or update disclosures as originally filed, except as required to reflect the effect of the restatement. Contemporaneously with the filing of this Report, we have also filed:

  •
  an amended Annual Report on Form 10-K/A for the year ended December 31, 2003; and

  •
  an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

        Our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 should be referenced for our current disclosure.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003 (Dollars in thousands, except share data)

	June 30, 2004 (As Restated)	December 31, 2003 (As Restated)
Assets
Cash and due from banks	$42,779	$39,689
Federal Funds sold	425,000	—
Securities held to maturity (approximate fair value of $5,095,999 and $4,308,578 at June 30, 2004 and December 31, 2003, respectively)	5,095,905	4,306,216
Securities available for sale	4,605,279	4,296,637
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at June 30, 2004 and December 31, 2003	192,183	199,530
Accrued interest and fees receivable	83,704	72,816
Equipment and leasehold improvements, less accumulated depreciation of $52,289 and $47,683 at June 30, 2004 and December 31, 2003, respectively	71,493	76,420
Goodwill, net	79,969	79,969
Deposits pledged to secure clearings	188,226	29,646
Other assets	85,860	72,255

Total Assets	$10,920,398	$9,223,178

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$1,052,848	$334,823
Savings	3,585,156	3,682,295
Time	365,169	190,000

Total deposits	5,003,173	4,207,118
Securities sold under repurchase agreements	4,287,675	3,258,001
Short-term and other borrowings	789,119	1,098,087
Due to brokers for open trades payable	135,866	—
Junior subordinated deferrable interest debentures	24,774	24,774
Other liabilities	78,589	94,941

Total liabilities	10,319,196	8,682,921

Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none at June 30, 2004 and December 31, 2003)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000 at June 30, 2004 and 100,000,000 at December 31, 2003; issued and outstanding: 66,224,998 and 65,436,788 at June 30, 2004 and December 31, 2003, respectively)	662	655
Surplus	260,686	242,662
Deferred compensation	(780)	(1,076)
Retained earnings	348,941	280,701
Accumulated other comprehensive income, net	(7,757)	17,865
Treasury stock, at cost (26,508 shares at June 30, 2004 and December 31, 2003)	(550)	(550)

Total stockholders' equity	601,202	540,257

Total Liabilities and Stockholders' Equity	$10,920,398	$9,223,178

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2004 and 2003 (Dollars in thousands, except per share data)

	June 30, 2004 (As Restated)	June 30, 2003 (As Restated)
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$154,849	$118,838
Ancillary service fees	60,331	39,043

Total asset servicing fees	215,180	157,881

Other operating income	1,097	1,428
Gain on sale of investment	234	—

Total fees and other revenue	216,511	159,309

Interest income	142,776	122,112
Interest expense	52,280	45,189

Net interest income	90,496	76,923

Net operating revenue	307,007	236,232

Operating Expenses:
Compensation and benefits	109,094	100,735
Transaction processing services	21,138	16,339
Technology and telecommunications	20,722	18,850
Depreciation and amortization	16,721	12,685
Occupancy	14,260	14,530
Professional fees	7,256	6,255
Travel and sales promotion	2,579	2,068
Insurance	2,360	796
Other operating expenses	6,704	4,414

Total operating expenses	200,834	176,672

Income Before Income Taxes	106,173	59,560
Provision for income taxes	35,624	25,769

Net Income	$70,549	$33,791

Basic Earnings Per Share	$1.07	$0.52

Diluted Earnings Per Share	$1.04	$0.51

Comprehensive Income:
Net income	$70,549	$33,791
Other comprehensive income:
Net unrealized investment (loss) gain	(37,076)	8,279
Net unrealized derivative instrument gain	11,854	2,416
Cumulative translation adjustment	(400)	245

Other comprehensive (loss) income	(25,622)	10,940

Comprehensive income	$44,927	$44,731

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2004 and 2003 (Dollars in thousands, except per share data)

	June 30, 2004 (As Restated)	June 30, 2003 (As Restated)
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$78,755	$62,078
Ancillary service fees	30,238	21,657

Total asset servicing fees	108,993	83,735

Other operating income	748	658

Total fees and other revenue	109,741	84,393

Interest income	69,140	61,054
Interest expense	27,065	23,623

Net interest income	42,075	37,431

Net operating revenue	151,816	121,824

Operating Expenses:
Compensation and benefits	53,771	50,964
Technology and telecommunications	10,456	9,559
Transaction processing services	10,198	9,531
Depreciation and amortization	8,767	6,606
Occupancy	6,869	7,205
Professional fees	4,018	3,304
Travel and sales promotion	1,497	1,083
Insurance	1,164	572
Other operating expenses	3,960	2,129

Total operating expenses	100,700	90,953

Income Before Income Taxes	51,116	30,871
Provision for income taxes	17,120	2,947

Net Income	$33,996	$27,924

Basic Earnings Per Share	$0.51	$0.43

Diluted Earnings Per Share	$0.50	$0.42

Comprehensive Income:
Net income	$33,996	$27,924
Other comprehensive income:
Net unrealized investment (loss) gain	(58,989)	1,966
Net unrealized derivative instrument gain	13,016	873
Cumulative translation adjustment	(317)	254

Other comprehensive (loss) income	(46,290)	3,093

Comprehensive (loss) income	$(12,294)	$31,017

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2004 and 2003 (Dollars in thousands, except share data)

	June 30, 2004 (As Restated)	June 30, 2003 (As Restated)
Common shares
Balance, beginning of period	65,436,788	64,775,042
Exercise of stock options	740,529	292,951
Common stock issuance	47,681	70,606

Balance, end of period	66,224,998	65,138,599

Treasury shares
Balance, beginning of period	26,508	10,814

Balance, end of period	26,508	10,814

Common stock
Balance, beginning of period	$655	$648
Exercise of stock options	7	3

Balance, end of period	662	651

Surplus
Balance, beginning of period	242,662	233,337
Exercise of stock options	10,005	1,046
Tax benefit from exercise of stock options	6,539	1,221
Common stock issuance	1,668	1,800
Stock option forfeiture	(188)	—

Balance, end of period	260,686	237,404

Deferred compensation
Balance, beginning of period	(1,076)	(1,599)
Stock option forfeiture	188	—
Amortization of deferred compensation	108	273

Balance, end of period	(780)	(1,326)

Retained earnings
Balance, beginning of period	280,701	192,184
Net income	70,549	33,791
Cash dividend, $0.035 and $0.030 per share in the periods ending
June 30, 2004 and 2003, respectively	(2,309)	(1,947)

Balance, end of period	348,941	224,028

Accumulated other comprehensive income, net
Balance, beginning of period	17,865	18,232
Net unrealized investment (loss) gain	(37,076)	8,279
Net unrealized derivative instrument gain	11,844	2,225
Amortization of transition-related adjustment	—	191
Amortization of terminated interest rate swap agreements	10	—
Effect of foreign currency translation	(400)	245

Balance, end of period	(7,757)	29,172

Treasury stock
Balance, beginning of period	(550)	—

Balance, end of period	(550)	—

Total Stockholders' Equity	$601,202	$489,929

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003 (Dollars in thousands)

	June 30, 2004 (As Restated)	June 30, 2003 (As Restated)
Cash Flows From Operating Activities:
Net income	$70,549	$33,791
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	14	—
Depreciation and amortization	16,721	12,685
Amortization of deferred compensation	108	273
Amortization of premiums on securities, net of accretion of discounts	21,923	16,659
Gain on sale of investment	(234)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(10,888)	(630)
Other assets	(13,552)	(25,967)
Other liabilities	22,237	15,577

Net cash provided by operating activities	106,878	52,388

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	717,922	731,064
Proceeds from maturities and paydowns of securities held to maturity	758,965	1,008,261
Proceeds from sale of securities available for sale	25,041	—
Purchases of securities available for sale	(1,115,949)	(1,145,407)
Purchases of securities held to maturity	(1,563,748)	(1,600,492)
Net increase in deposits pledged to secure clearings	(158,580)	(15,050)
Net increase (decrease) in due to brokers for open trades payable	135,866	(96,538)
Net increase in Federal Funds sold and securities purchased under resale agreements	(425,000)	(110,000)
Net decrease in loans	7,347	17,034
Purchases of fixed assets, capitalized software and leasehold improvements	(11,779)	(17,023)

Net cash used for investing activities	(1,629,915)	(1,228,151)

Cash Flows From Financing Activities:
Net increase in demand deposits	718,025	150,005
Net increase in time and savings deposits	78,030	89,533
Net increase in securities sold under repurchase agreements	1,029,674	784,938
Net (decrease) increase in short-term and other borrowings	(308,968)	146,817
Proceeds from exercise of stock options	10,012	1,049
Proceeds from issuance of common stock	1,668	1,800
Cash dividends to shareholders	(2,309)	(1,947)

Net cash provided by financing activities	1,526,132	1,172,195

Effect of exchange rates on cash	(5)	245
Net Increase (Decrease) in Cash and Due From Banks	3,090	(3,323)

Cash and Due From Banks, Beginning of Period	39,689	14,568

Cash and Due From Banks, End of Period	$42,779	$11,245

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information is as of and for the six months and the three months ended June 30, 2004 and 2003)

1. Description of Business

        Investors Financial Services Corp. ("IFSC") provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company ("the Bank"). As used herein, the defined term "the Company" shall mean IFSC together with the Bank and its domestic and foreign subsidiaries. The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies. Core services include global custody, multicurrency accounting and mutual fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services. The Company is subject to regulation by the Federal Deposit Insurance Corporation, the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers, Inc., the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority, and the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration.

2. Interim Financial Statements

        The unaudited condensed consolidated interim financial statements of the Company and subsidiaries as of June 30, 2004 and December 31, 2003, and for the six-month and the three-month periods ended June 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included. As noted in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q/A, included in this Report are restated financial statements for the six months and three months ended June 30, 2004 and 2003 and as of December 31, 2003 that reflect the application of the retrospective method under FAS 91. The Company's management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$70,549	$33,791	$33,996	$27,924
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,176)	(4,238)	(3,691)	(2,158)

Pro forma net income	$65,373	$29,553	$30,305	$25,766

Earnings per share:
Basic-as reported	$1.07	$0.52	$0.51	$0.43

Basic-pro forma	$0.99	$0.46	$0.46	$0.40

Diluted-as reported	$1.04	$0.51	$0.50	$0.42

Diluted-pro forma	$0.97	$0.45	$0.45	$0.39

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

        Earnings Per Share—Basic earnings per share ("EPS") were computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if contracts to issue Common Stock were exercised into Common

Stock that then shared in the earnings of the Company. The reconciliation from Basic to Diluted EPS is as follows (Dollars in thousands, except per share data):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Income available to common stockholders	$70,549	$33,791	$33,996	$27,924

Basic weighted-average shares outstanding	65,976,331	64,958,192	66,115,552	65,029,738
Dilutive effect of stock options	1,731,942	1,353,435	1,583,639	1,271,681

Diluted weighted-average shares outstanding	67,708,273	66,311,627	67,699,191	66,301,419

Earnings per share:
Basic	$1.07	$0.52	$0.51	$0.43

Diluted	$1.04	$0.51	$0.50	$0.42

        There were 42,109 and 3,587,429 option shares which were not considered dilutive for purposes of EPS calculations for the six-month periods ended June 30, 2004 and 2003, respectively. For the three-month periods ended June 30, 2004 and 2003 there were 193,514 and 3,591,643 option shares, respectively, which were not considered dilutive for purposes of EPS calculations.

        New Accounting Principles—In March 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue 03-1 is effective for all annual or interim financial statements for periods beginning after June 15, 2004. EITF Issue 03-1 addresses the identification of other-than-temporarily impaired investments, and requires that an impairment charge be recognized for other-than-temporarily impaired investments for which there is neither the ability nor intent to hold either until maturity or until the market value of the investment recovers. The Company does not anticipate any material impact to its financial condition or results of operations.

3. Securities

        Amortized cost amounts and fair values of securities are summarized as follows as of June 30, 2004 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,874,627	$13,632	$(11,457)	$2,876,802
Federal agency securities	2,091,935	3,625	(9,077)	2,086,483
State and political subdivisions	129,343	3,823	(452)	132,714

Total	$5,095,905	$21,080	$(20,986)	$5,095,999

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,940,389	$10,709	$(40,499)	$3,910,599
State and political subdivisions	382,550	12,007	(790)	393,767
Corporate debt	177,767	842	(1,435)	177,174
U.S. Treasury securities	112,614	1,851	—	114,465
Foreign government securities	9,259	15	—	9,274

Total	$4,622,579	$25,424	$(42,724)	$4,605,279

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2003 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,272,030	$23,089	$(16,367)	$2,278,752
Federal agency securities	1,906,554	1,657	(12,800)	1,895,411
State and political subdivisions	127,632	6,890	(107)	134,415

Total	$4,306,216	$31,636	$(29,274)	$4,308,578

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,593,470	$28,740	$(10,230)	$3,611,980
State and political subdivisions	333,777	22,119	(68)	355,828
Corporate debt	178,394	314	(2,892)	175,816
U.S. Treasury securities	111,305	2,396	—	113,701
Federal agency securities	29,600	9	—	29,609
Foreign government securities	9,644	59	—	9,703

Total	$4,256,190	$53,637	$(13,190)	$4,296,637

        The carrying value of securities pledged amounted to approximately $5.9 billion and $5.6 billion at June 30, 2004 and December 31, 2003. Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding Federal Home Loan Bank of Boston ("FHLBB") borrowings.

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

	June 30, 2004	December 31, 2003
Loans to individuals	$91,292	$67,641
Loans to mutual funds	66,437	104,954
Loans to others	34,554	27,035

Gross loans	192,283	199,630
Less allowance for loan losses	(100)	(100)

Total	$192,183	$199,530

5. Deposits

        The following is a summary of deposit balances by type (Dollars in thousands):

	June 30, 2004	December 31, 2003
Interest-bearing deposits:
Savings	$3,575,512	$3,632,913
Time	130,169	—

Total interest-bearing deposits	3,705,681	3,632,913

Noninterest-bearing deposits:
Demand	1,052,848	334,823
Savings	9,644	49,382
Time	235,000	190,000

Total noninterest-bearing deposits	1,297,492	574,205

Total	$5,003,173	$4,207,118

6. Securities Sold Under Repurchase Agreements

        The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	June 30, 2004	December 31, 2003
Repurchase agreements—short term	$3,587,675	$2,858,001
Repurchase agreements—long term	700,000	400,000

Total	$4,287,675	$3,258,001

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

8. Stockholders' Equity

        As of June 30, 2004, the Company's authorized capital stock consisted of 1,000,000 shares of Preferred Stock and 175,000,000 shares of Common Stock, all with a par value of $0.01 per share.

        At the Annual Meeting of Stockholders of the Company held on April 13, 2004, stockholders approved an increase in the number of authorized shares of Common Stock from 100,000,000 to 175,000,000. On May 5, 2004, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 175,000,000. These shares are available for issuance for general corporate purposes as determined by the Company's Board of Directors.

        The Company has three stock option plans: the Amended and Restated 1995 Stock Plan ("Stock Plan"), the Amended and Restated 1995 Non-Employee Director Stock Option Plan ("Director Plan"), and the 1997 Employee Stock Purchase Plan ("ESPP").

        At the Annual Meeting of Stockholders of the Company held on April 13, 2004, stockholders approved an amendment to the Company's ESPP to increase the number of shares of Common Stock that may be issued thereunder from 1,120,000 to 1,620,000.

        During the six months ended June 30, 2004, the following activity occurred under the Director Plan and the Stock Plan:

	June 30, 2004
	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2003	6,547,086	$24
Granted	261,274	41
Exercised	(963,175)	20
Canceled	(78,306)	31

Outstanding at June 30, 2004	5,766,879	$26

Outstanding and Exercisable at June 30, 2004	4,141,844

        A summary of activity under the ESPP is as follows:

	For the Six Months Ended June 30, 2004	For the Year Ended December 31, 2003
Total shares available under the ESPP, beginning of period	227,504	356,875
Approved increase in shares available	500,000	—
Issued at June 30	(47,681)	(70,606)
Issued at December 31	—	(58,765)

Total shares available under the ESPP, end of period	679,823	227,504

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

        At June 30, 2004, the SERP remained an unfunded plan. Consistent with the Company's expectations at December 31, 2003, no contributions to the SERP are anticipated during 2004.

10. Off-Balance Sheet Financial Instruments

        Lines of Credit—At June 30, 2004, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $1.0 billion, against which $88.0 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

        All securities loans are categorized as overnight loans. The maximum potential amount of future payments that the Company could be required to make would be equal to the market value of the securities borrowed. Since the securities loans are overcollateralized by 2% (for U.S. dollar-denominated securities) to 5% (for non-U.S. dollar-denominated securities) of the fair market value of the loan made, the collateral held by the Company would be used to satisfy the obligation. In addition, each borrowing agreement includes "set-off" language that allows the Company to use any excess collateral on other loans to that borrower to cover any collateral shortfall of that borrower. However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is "bought-in." In those instances, the Company would "buy-in" the security using all available collateral and a loss would result from the difference between the value of the security "bought-in" and the value of the collateral held. The Company has never experienced a broker default.

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

        Foreign Exchange Contracts—Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of spot, forward and swap contracts. Spot contracts call for the exchange of one currency for another and usually settle in two business days. Forward contracts call for the exchange of one currency for another at a date beyond spot. In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned. The Company's risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation and from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional values of the Company's foreign exchange contracts as of June 30, 2004 and December 31, 2003 were $2.1 billion and $1.6 billion, respectively. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. Unrealized gains in other assets were $4.7 million and $16.1 million as of June 30, 2004 and December 31, 2003, respectively. Unrealized losses in other liabilities were $4.5 million and $15.9 million as of June 30, 2004 and December 31, 2003, respectively. Foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists. These contracts have not been designated as hedging instruments, therefore, all changes in fair value are included in asset servicing fees.

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

12. Commitments and Contingencies

        Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank ("FRB") for the two-week period including June 30, 2004 was approximately $33.0 million. In addition, the Company's balance sheet includes deposits totaling approximately $188.2 million, which were pledged to secure clearings with depository institutions.

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

        The following table presents the capital ratios for the Bank and the Company (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Total Capital (to Risk-Weighted Assets-the Company)	$553,818	17.87%	$247,872	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$540,134	17.45%	$247,663	8.00%	$309,578	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$553,718	17.87%	$123,936	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$540,034	17.44%	$123,831	4.00%	$185,747	6.00%
Tier 1 Capital (to Average Assets-the Company)	$553,718	5.54%	$400,098	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$540,034	5.40%	$400,040	4.00%	$500,050	5.00%
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets-the Company)	$467,651	17.62%	$212,382	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$462,073	17.42%	$212,200	8.00%	$265,250	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$467,551	17.61%	$106,191	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$461,973	17.42%	$106,100	4.00%	$159,150	6.00%
Tier 1 Capital (to Average Assets-the Company)	$467,551	5.36%	$349,185	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$461,973	5.29%	$349,000	4.00%	$436,250	5.00%

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

14. Geographic Reporting and Service Lines

        The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue
	For the Six Months Ended June 30,		For the Three Months Ended June 30,		Long-Lived Assets
Geographic Information:					June 30, 2004	December 31, 2003
	2004	2003	2004	2003
United States	$291,240	$226,996	$143,197	$116,791	$145,071	$149,631
Ireland	13,440	8,391	7,343	4,633	6,304	6,698
Canada	2,237	807	1,231	379	87	60
Cayman Islands	90	38	45	21	—	—

Total	$307,007	$236,232	$151,816	$121,824	$151,462	$156,389

        Barclays Global Investors, N.A. ("BGI") accounted for approximately 17% of the Company's consolidated net operating revenues for the six- and three-month periods ended June 30, 2004, and 16% of the Company's consolidated net operating revenues for the six- and three-month periods ended June 30, 2003. No client other than BGI accounted for more than 10% of the Company's consolidated net operating revenues for the six- and three-month periods ended June 30, 2004 and 2003.

        The following represents the Company's asset servicing fees by service lines (Dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Core service fees:
Custody, accounting and administration	$154,849	$118,838	$78,755	$62,078

Ancillary service fees:
Foreign exchange	33,008	16,823	14,513	10,090
Cash management	12,338	10,667	6,738	5,632
Investment advisory	8,033	6,092	4,563	2,877
Securities lending	5,724	4,842	3,581	2,654
Other service fees	1,228	619	843	404

Total ancillary service fees	60,331	39,043	30,238	21,657

Total asset servicing fees	$215,180	$157,881	$108,993	$83,735

15. Net Interest Income

        The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Federal Funds sold and securities sold under repurchase agreements	$314	$182	$152	$166
Investment securities held to maturity and available for sale	140,310	120,152	67,961	59,958
Loans	2,152	1,778	1,027	930

Total interest income	142,776	122,112	69,140	61,054

Interest expense:
Deposits	22,274	18,231	10,904	9,114
Short-term and other borrowings	30,006	26,958	16,161	14,509

Total interest expense	52,280	45,189	27,065	23,623

Net interest income	$90,496	$76,923	$42,075	$37,431

16. Restatement

        The Company has approximately $9.7 billion of investment securities on its balance sheet as of June 30, 2004. Certain types of investments held by the Company were purchased with discounts or premiums to par value.

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

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $0.2 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively;

  •
  a decrease in income before income taxes of approximately $2.2 million and $0.2 million for the three months ended June, 2004 and 2003, respectively.

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in the Company's disclosures regarding its portfolio. Other comprehensive income, net of tax was adjusted on a cumulative basis by $4.9 million as of both June 30, 2004 and December 31, 2003.

        The following tables summarize of the effect of the restatement on the Company's consolidated financial statements, at, or for, the periods reflected (Dollars in thousands, except per share data, results are unaudited):

	For the Six Months Ended June 30, 2004		For the Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Income
Interest income	$142,533	$142,776	$121,554	$122,112
Net interest income	90,253	90,496	76,365	76,923
Net operating revenue	306,764	307,007	235,674	236,232
Income Before Income Taxes	105,930	106,173	59,002	59,560
Provision for income taxes	35,537	35,624	25,570	25,769
Net Income	70,393	70,549	33,432	33,791
Basic Earnings Per Share	$1.07	$1.07	$0.51	$0.52
Diluted Earnings Per Share	$1.04	$1.04	$0.50	$0.51

	For the Six Months Ended June 30, 2004		For the Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Comprehensive Income
Net income	$70,393	$70,549	$33,432	$33,791
Other comprehensive income:
Net unrealized investment (loss) gain:	(37,157)	(37,076)	8,538	8,279
Other comprehensive (loss) income	(25,703)	(25,622)	11,199	10,940
Comprehensive income	44,690	44,927	44,631	44,731
	For the Six Months Ended June 30, 2004		For the Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Cash Flows
Net income	$70,393	$70,549	$33,432	$33,791
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretion of Discounts	22,166	21,923	17,217	16,659
Other liabilities	22,150	22,237	15,378	15,577
Net cash provided by operating activities	106,878	106,878	52,388	52,388
	For the Three Months Ended June 30, 2004		For the Three Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Income
Interest income	$71,357	$69,140	$61,205	$61,054
Net interest income	44,292	42,075	37,582	37,431
Net operating revenue	154,033	151,816	121,975	121,824
Income Before Income Taxes	53,333	51,116	31,022	30,871
Provision for income taxes	17,915	17,120	3,002	2,947
Net Income	35,418	33,996	28,020	27,924
Basic Earnings Per Share	$0.54	$0.51	$0.43	$0.43
Diluted Earnings Per Share	$0.52	$0.50	$0.42	$0.42

	For the Three Months Ended June 30, 2004		For the Three Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Comprehensive Income
Net income	$35,418	$33,996	$28,020	$27,924
Other comprehensive (loss) income:
Net unrealized investment (loss) gain:	(60,513)	(58,989)	1,817	1,966
Other comprehensive (loss) income	(47,814)	(46,290)	2,944	3,093
Comprehensive (loss) income	(12,396)	(12,294)	30,964	31,017
	At June 30, 2004		At December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheet
Securities held to maturity	$5,096,930	$5,095,905	$4,307,610	$4,306,216
Total Assets	10,921,423	10,920,398	9,224,572	9,223,178
Other liabilities	79,273	78,589	95,757	94,941
Total liabilities	10,319,880	10,319,196	8,683,737	8,682,921
Retained earnings	354,222	348,941	286,138	280,701
Accumulated other comprehensive income, net	(12,697)	(7,757)	13,006	17,865
Total stockholders' equity	601,543	601,202	540,835	540,257
Total Liabilities and
Stockholders' Equity	$10,921,423	$10,920,398	$9,224,572	$9,223,178

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Investors Financial Services Corp.
Boston Massachusetts

        We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the "Company") as of June 30, 2004, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

        As discussed in Note 16, the June 30, 2004 and 2003 condensed consolidated financial statements have been restated.

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

DELOITTE & TOUCHE LLP

Boston Massachusetts
August 6, 2004, November 12, 2004, as to the
effects of the restatement
discussed in Note 16

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

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $0.2 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively;

  •
  a decrease in income before income taxes of approximately $2.2 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively.

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in our disclosures regarding our portfolio, including net interest margin during the periods listed above.

Overview

        We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company ("IBT"). We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies. Core services include global custody, multicurrency accounting and mutual fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services. We have offices located in the United States, Ireland, Canada and the Cayman Islands, as well as a network of global subcustodians in more than 90 countries. At June 30, 2004, we provided services for approximately $1.2 trillion in net assets, including approximately $222 billion in foreign net assets.

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

        As a provider of asset administration services, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity, and the prevailing interest rate environment. Over the course of the past year, we have benefited from the appreciation of the market values of the assets we service for our clients. A significant portion of our core services revenue is based upon the amount of assets under administration. As market values of underlying assets fluctuate, so will our revenue. We have managed this volatility by offering a tiered pricing structure for our asset-based fees. As asset values increase, the basis point fee is reduced for the incremental assets. Many of our value-added services are transactional based, and we receive a fee for each transaction processed. We have also continued to experience net interest margin compression in this low interest rate environment because we have little room to reduce further the rates we pay on our interest-bearing liabilities. We have structured our balance sheet to accommodate an expected increase in rates by the Federal Open Market Committee ("FOMC") over the next eighteen months. We expect to experience some net interest margin pressure, however, we believe net interest income will continue to grow during this period.

        We continue to remain focused on our sales efforts, prudent expense management and increasing operational efficiency. These goals are complicated by our need to build infrastructure to support our rapid growth, maintain and enhance our technology and retain and motivate our workforce.

        Effective July 1, 2004, we entered into a seven-year contract with International Business Machines Corporation ("IBM"), to outsource certain technical infrastructure services. As these services are currently performed by IBT or other service providers, this contract is not expected to have a material impact on our financial condition or results of operations. All development and maintenance of proprietary software and systems will continue to be performed by IBT.

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

GAAP Earnings (unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Income before taxes	$106,173	$59,560	$51,116	$30,871
Provision for income taxes	35,624	25,769	17,120	2,947

Net income	$70,549	$33,791	$33,996	$27,924

Earnings per share:
Basic	$1.07	$0.52	$0.51	$0.43

Diluted	$1.04	$0.51	$0.50	$0.42

Non-GAAP Operating Earnings (unaudited)

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2004	2003		2004	2003
Income before taxes	$106,173	$59,560		$51,116	$30,871
Provision for income taxes	35,624	18,569	(1)	17,120	9,647	(2)

Net operating income	$70,549	$40,991		$33,996	$21,224

Operating earnings per share:
Basic	$1.07	$0.63		$0.51	$0.33

Diluted	$1.04	$0.62		$0.50	$0.32

(1)
Provision for income taxes for the six months ended June 30, 2003 excludes a $13.9 million charge, net of federal income tax benefit, related to a retroactive change in Massachusetts tax law enacted in the first quarter of 2003 and excludes the subsequent reversal of $6.7 million of the provision, net of federal income taxes, due to the settlement of this matter. The effect of the exclusions is an increase of $0.11 per basic and diluted share.

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

        As a result of our selection in 2003 to service assets for Barclays Global Investors Canada, Ltd., our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI's iShares and Master Investment Portfolios, BGI accounted for approximately 17% of our net operating revenue during the six months and three months ended June 30, 2004. We expect that BGI will continue to account for a significant portion of our net operating revenue. While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons. The loss of BGI's business would cause our net operating revenue to decline and would likely have an adverse effect on our quarterly and annual results.

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

Statements of Operations

Comparison of Operating Results for the Six and Three Months Ended June 30, 2004 and 2003

        Net income for the six months ended June 30, 2004 was $70.5 million, up 109% from $33.8 million for the same period in 2003. Net income for the three months ended June 30, 2004 was $34.0 million, up 22% from $27.9 million for the same period in 2003. Our income statements for the six- and three-month periods ended June 30, 2003 each reflect the net effect of the first quarter 2003 tax accrual and its later partial reversal resulting from our settlement with the Massachusetts Department of Revenue. Refer to Income Taxes within this section for further discussion regarding our settlement of this tax assessment. Absent the effects of this tax matter, net income for the six months and three months ended June 30, 2004 increased 72% and 60%, respectively, from net operating income for the same periods in 2003. Overall the increases in net income can be attributed to our ability to sell to new and existing clients, strong client fund flows and a favorable interest rate environment. Net operating revenue for the six months and three months ended June 30, 2004 grew 30% and 25%, respectively, with only a 14% and 11% increase, respectively, in operating expenses.

Fees and Other Revenue

        The components of fees and other revenue are as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Total asset servicing fees	$215,180	$157,881	36%	$108,993	$83,735	30%
Other operating income	1,097	1,428	(23%)	748	658	14%
Gain on sale of investment	234	—	100%	—	—	—

Total fees and other revenue	$216,511	$159,309	36%	$109,741	$84,393	30%

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

Net Interest Income

        The following table presents the components of net interest income (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Interest income	$142,776	$122,112	17%	$69,140	$61,054	13%
Interest expense	52,280	45,189	16%	27,065	23,623	15%

Total net interest income	$90,496	$76,923	18%	$42,075	$37,431	12%

        Net interest income was $90.5 million for the six months ended June 30, 2004, up 18% from the same period in 2003, and was $42.1 million for the three months ended June 30, 2004, up 12% from the same period in 2003. Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates. The improvement in our net interest income for both periods was the result of balance sheet growth driven by strong client funding and a steep yield curve. We expect net interest income to grow in line with our balance sheet growth, despite an expected 275 basis point increase in rates by the FOMC over the next eighteen months. We continue to run a closely matched balance sheet by investing in low duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

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

	For the Six Months Ended June 30, 2004			For the Three Months Ended June 30, 2004
	Change Due to Volume	Change Due to Rate	Net	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets:
Federal Funds sold	$168	$(36)	$132	$12	$(26)	$(14)
Investment securities	35,159	(15,001)	20,158	16,417	(8,414)	8,003
Loans	794	(420)	374	276	(179)	97

Total interest-earning assets	$36,121	$(15,457)	$20,664	$16,705	$(8,619)	$8,086

Interest-bearing liabilities:
Deposits	$10,769	$(6,726)	$4,043	$5,175	$(3,385)	$1,790
Borrowings	1,063	1,985	3,048	341	1,311	1,652

Total interest-bearing liabilities	$11,832	$(4,741)	$7,091	$5,516	$(2,074)	$3,442

Change in net interest income	$24,289	$(10,716)	$13,573	$11,189	$(6,545)	$4,644

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

        In May 2004, we terminated $280.0 million of our interest rate swap agreements discussed above. As a result, an after-tax net loss of $0.4 million was included in other comprehensive income and will be amortized over the life of the underlying contracts through 2006. The Company estimates that net derivative gains and losses reclassified into earnings within the next twelve months will be immaterial. These terminated interest rate swap agreements were replaced with new interest rate swap agreements and term borrowings in order to more favorably manage exposure changes in interest rates.

        We regularly run interest rate simulation models to understand the effect of various interest rate scenarios on our capital and net income, with a policy limit of a 10% change in net interest income. The results of the income simulation model as of June 30, 2004 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a change in projected net interest income within this 10% range. We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0%. This modified simulation would change projected net interest income by more than the 10% policy limit, however, our Board of Directors approved this exception because of the low likelihood that rates will decrease to 0%. More relevant to our earnings is that we expect additional increases in interest rates by the FOMC during the next eighteen months. While our simulation model projects a slight decrease in our net interest margin percentage in a rising rate environment, we generally expect the absolute dollar amount of net interest income to increase over the next eighteen months, driven by higher levels of client funding and capital. Refer to the "Market Risk" section of this document for more detailed information regarding our income simulation methodology and policies.

        The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Federal Funds sold and securities purchased under resale agreements	$64,110	$314	0.98%	$30,790	$182	1.18%
Investment securities(1)	9,085,199	140,310	3.09%	6,884,429	120,152	3.49%
Loans	180,998	2,152	2.38%	118,775	1,778	2.99%

Total interest-earning assets	9,330,307	142,776	3.06%	7,033,994	122,112	3.475%

Allowance for loan losses	(100)			(100)
Noninterest-earning assets	527,817			620,619

Total assets	$9,858,024			$7,654,513

Interest-bearing liabilities:
Deposits:
Savings	$4,050,597	$22,198	1.10%	$2,314,517	$18,231	1.58%
Time	15,151	76	1.00%	—	—	—
Securities sold under repurchase agreements(2)	3,726,235	19,086	1.02%	3,261,185	15,415	0.95%
Trust preferred stock(3)	24,774	1,210	9.77%	24,000	1,172	9.77%
Other borrowings(4)	783,422	9,710	2.48%	887,063	10,371	2.34%

Total interest-bearing liabilities	8,600,179	52,280	1.22%	6,486,765	45,189	1.39%

Noninterest-bearing liabilities:
Demand deposits	289,415			247,829
Savings	77,897			129,590
Noninterest-bearing time deposits	165,852			93,950
Other liabilities	136,181			228,697

Total liabilities	9,269,524			7,186,831

Equity	588,500			467,682

Total liabilities and equity	$9,858,024			$7,654,513

Net interest income		$90,496			$76,923

Net interest margin(5)			1.94%			2.19%

Average interest rate spread(6)			1.84%			2.08%

Ratio of interest-earning assets to interest-bearing liabilities			108.49%			108.44%

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

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Compensation and benefits	$109,094	$100,735	8%	$53,771	$50,964	6%
Transaction processing services	21,138	16,339	29%	10,198	9,531	7%
Technology and telecommunications	20,722	18,850	10%	10,456	9,559	9%
Depreciation and amortization	16,721	12,685	32%	8,767	6,606	33%
Occupancy	14,260	14,530	(2%)	6,869	7,205	(5%)
Professional fees	7,256	6,255	16%	4,018	3,304	22%
Travel and sales promotion	2,579	2,068	25%	1,497	1,083	38%
Insurance	2,360	796	196%	1,164	572	103%
Other operating expenses	6,704	4,414	52%	3,960	2,129	86%

Total operating expenses	$200,834	$176,672	14%	$100,700	$90,953	11%

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

Income Taxes

        Income taxes were $35.6 million and $17.1 million for the six months and three months ended June 30, 2004, respectively, up 38% and 481%, respectively, from the same periods in 2003. These increases are attributable to increased pretax earnings and an increase in the effective tax rate in 2004 to approximately 33.5%, offset by the net effect of the first quarter 2003 tax accrual and its later partial reversal resulting from our settlement with the Commonwealth of Massachusetts.

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

Investment Portfolio

        Our investment portfolio is used to invest depositors' funds and the net interest income generated from our investment portfolio is a component of our compensation for our asset processing business. In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	June 30, 2004	December 31, 2003
Securities held to maturity
Mortgage-backed securities	$2,874,627	$2,272,030
Federal agency securities	2,091,935	1,906,554
State and political subdivisions	129,343	127,632

Total securities held to maturity	$5,095,905	$4,306,216

Securities available for sale
Mortgage-backed securities	$3,910,599	$3,611,980
State and political subdivisions	393,767	355,828
Corporate debt	177,174	175,816
U.S. Treasury securities	114,465	113,701
Federal agency securities	—	29,609
Foreign government securities	9,274	9,703

Total securities available for sale	$4,605,279	$4,296,637

        The overall increases in our held to maturity and available for sale portfolios are attributable to investing client deposits, including client repurchase agreements, and borrowed funds to effectively utilize IBT's capital and to accommodate client fund flows. Since net interest income is an integral part of our compensation for asset processing services, we purchase investment securities that will protect our net interest margin, while maintaining both an acceptable credit and interest rate risk profile.

        Our held to maturity portfolio increased $789.7 million, or 18%, to $5.1 billion at June 30, 2004 from $4.3 billion at December 31, 2003. This increase stems primarily from purchases of floating-rate mortgage-backed and Small Business Administration securities, which offer an attractive effective yield and reprice as interest rates increase.

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

        The average balance of our combined investment portfolios for the six months ended June 30, 2004 was $9.1 billion, with an average yield of 3.09%, compared to an average balance of $6.9 billion with an average yield of 3.49% during the same period in 2003. For the three months ended June 30, 2004, the average balance of our combined investment portfolios was $9.3 billion, with an average yield of 2.92%, compared to an average balance of $7.2 billion with an average yield of 3.35% during the same period in 2003. The declines in yields are primarily due to the overall low interest rate environment coupled with the proceeds of securities that matured or paid down that were originally purchased in a higher interest rate environment, now being reinvested at lower interest rates. In addition, prepayments have caused us to recognize a greater amount of premium amortization associated with the larger population of affected securities purchased through June 30, 2004. We recognized net amortization of $21.9 million for the six months ended June 30, 2004 compared to $16.7 million of net amortization in the same period of 2003. The effect of this additional amortization was a lower effective yield on the investment portfolio. A significant portion of our investment portfolio is variable rate in nature. If interest rates were to rise during the balance of 2004, we would expect slower prepayments and our overall yield to increase as our variable-rate securities reprice. Conversely, if interest rates were to decline during the second half of 2004, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and risk.

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

        The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at June 30, 2004 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total
Interest-earning assets:(1)
Federal Funds sold	$425,000	$—	$—	$—	$—	$425,000
Investment securities(2,3)	4,745,511	590,058	898,176	2,855,321	476,252	9,565,318
Loans—variable rate	192,271	—	—	—	—	192,271
Loans—fixed rate	—	—	—	12	—	12

Total interest-earning assets	$5,362,782	$590,058	$898,176	$2,855,333	$476,252	$10,182,601
Interest-bearing liabilities:
Savings accounts	$3,540,163	$—	$—	$35,349	$—	$3,575,512
Time deposits	130,169	—	—	—	—	130,169
Interest rate contracts	(1,240,000)	90,000	180,000	970,000	—	—
Securities sold under repurchase agreements	3,587,675	—	—	700,000	—	4,287,675
Short-term and other borrowings	739,119	—	—	50,000	—	789,119
Trust preferred stock	—	—	—	24,774	—	24,774

Total interest-bearing liabilities	$6,757,126	$90,000	$180,000	$1,780,123	$—	$8,807,249

Net interest-sensitivity gap during the period	$(1,394,344)	$500,058	$718,176	$1,075,210	$476,252	$1,375,352

Cumulative gap	$(1,394,344)	$(894,286)	$(176,110)	$899,100	$1,375,352

Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	79.36%	86.94%	97.49%	110.21%	115.62%

Interest-sensitive assets as a percent of total assets (cumulative)	49.11%	54.51%	62.74%	88.88%	93.24%

Net interest-sensitivity gap as a percent of total assets	(12.77%)	4.58%	6.58%	9.85%	4.36%

Cumulative gap as a percent of total assets	(12.77%)	(8.19%)	(1.61%)	8.23%	12.59%

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

        Our ability to pay dividends on Common Stock may depend on the receipt of dividends from IBT. Any dividend payments by IBT are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. During all periods presented in this report, the Company did not require dividends from IBT in order to fund the Company's own dividends. In addition, we may not pay dividends on our Common Stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities. The Capital Securities were issued by Investors Capital Trust I, a Delaware statutory business trust sponsored by us, and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve.

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

        On April 19, 2004, the FHLBB implemented a new capital structure mandated for all Federal Home Loan Banks by the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB's regulator, the Federal Housing Finance Board. IBT's capital stock investment in the FHLBB totaled $50 million as of June 30, 2004. The $50 million capital stock investment includes both a $25 million membership component and a $25 million activity-based component. The Bank's $50 million capital stock investment in the FHLBB provides a borrowing capacity of approximately $555 million. Under the new capital plan, FHLBB capital stock investments require a five-year advance notice of withdrawal. The amount outstanding under this arrangement at June 30, 2004 was $50 million. Additional borrowing is available to IBT based on prescribed collateral levels and increased investment in FHLBB capital stock.

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

        Stockholders' equity at June 30, 2004 was $601.2 million, up 11% from December 31, 2003, primarily due to net income growth. The ratio of average stockholders' equity to average assets remained constant at approximately 6% for June 30, 2004 and December 31, 2003.

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

        FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off-balance sheet items of 8.0%. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with at least half of the total capital required to be Tier 1. Tier 1 capital includes, with certain restrictions, the sum of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier 2 capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses. Our Total and Tier 1 capital ratios at June 30, 2004 were each 17.87%, which are in excess of minimum requirements. IBT's Total and Tier 1 capital ratios at June 30, 2004 were 17.45% and 17.44%, respectively, which are in excess of minimum requirements.

        In addition to the risk-based capital guidelines, the FRB and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier 1 capital divided by its adjusted average total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier 1 capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that our capital and that of IBT be reduced by most intangible assets. Our Leverage Ratio at June 30, 2004 was 5.54%, which is in excess of regulatory minimums. IBT's Leverage Ratio at June 30, 2004 was 5.40%, which is also in excess of regulatory minimums.

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of June 30, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the Securities and Exchange Commission. Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of June 30, 2004, our disclosure controls were effective.

  Changes in Internal Controls over Financial Reporting

        During the fourth quarter of 2004, the Company's management determined that they should have applied the retrospective method of accounting for premiums and discounts on certain investment securities under Statement of Financial Accounting Standard No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. As a result, the Consolidated Balance Sheets as of December 31, 2003 and 2002 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 2003 have been restated. In addition, the Condensed Consolidated Balance Sheet as of June 30, 2004 and the related Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2004 and 2003 and the related Statements of Stockholders' Equity and Cash Flows for the six months ended June 30, 2004 and 2003 have been restated.

        As a result of the evaluation completed by us, and which Messrs. Sheehan and Spinney participated, we have concluded that no changes occurred during our fiscal quarter ended June 30, 2004 in our internal controls over financial reporting, which changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit No.	Description
3.1**	Certificate of Amendment to the Certificate of Incorporation of Investors Financial Services Corp., filed with the Delaware Secretary of State on May 5, 2004.
10.1**	Amendment to Investors Financial Services Corp. 1997 Employee Stock Purchase Plan approved April 13, 2004 by the stockholders of Investors Financial Services Corp.
10.2**	Information Technology Services Agreement dated July 1, 2004 between the Company and International Business Machines Corporation. *
15	Letter of awareness from Deloitte & Touche LLP, dated November 15, 2004, concerning unaudited interim financial information.
31.1	Certification of Kevin J. Sheehan, Chief Executive Officer.
31.2	Certification of John N. Spinney, Jr., Chief Financial Officer.
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

**
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 6, 2004.

(b)
A Form 8-K was furnished to the Securities and Exchange Commission ("SEC") on April 12, 2004 furnishing information pursuant to Item 12 (Results of Operation and Financial Condition) relating to the press release of Investors Financial Services Corp. dated April 12, 2004 reporting Investors Financial Services Corp.'s financial results for the fiscal quarter ended March 31, 2004.

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

  EXPLANATORY NOTE
  PART I. FINANCIAL INFORMATION
  Item 1. Unaudited Condensed Consolidated Financial Statements
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2004 and December 31, 2003 (Dollars in thousands, except share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Six Months Ended June 30, 2004 and 2003 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Three Months Ended June 30, 2004 and 2003 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Six Months Ended June 30, 2004 and 2003 (Dollars in thousands, except share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2004 and 2003 (Dollars in thousands)
INVESTORS FINANCIAL SERVICES CORP. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information is as of and for the six months and the three months ended June 30, 2004 and 2003)
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES