Form 10-Q
period 2004-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 2004-11-15
CIK 949589

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2004
or
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

INVESTORS FINANCIAL SERVICES CORP.

INVESTORS FINANCIAL SERVICES CORP.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

EXPLANATORY NOTE

        Investors Financial Services Corp. announced in October 2004 that we were evaluating the impact on our financial statements of our application of Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91"). Based on our findings, we have presented in this report restated financial statements for the nine months and three months ended September 30, 2003, and at December 31, 2003. See Note 16 to our Notes to Unaudited Condensed Consolidated Financial Statements included in this Report. These financial statements are unaudited. As disclosed by us in our Notification of Late filing on Form 12b-25, this change has resulted in a delayed filing of this Quarterly Report on Form 10-Q.

        The principal application of FAS 91 to our financial statements is in determining the accounting treatment of premiums paid and discounts realized on our purchase of securities backed by mortgages and other loans. Historically, we had applied the prospective method to determine the amortization of premiums and the accretion of discounts for the securities in our investment portfolio. Our management and Audit Committee have determined that the retrospective method is the appropriate method under FAS 91 to determine the amortization of premiums and accretion of discounts for certain of our securities.

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $2.7 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively;

  •
  an increase in income before income taxes of approximately $2.4 million and $1.6 million for the three months ended September 30, 2004 and 2003, respectively.

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in our disclosures regarding our portfolio. Other comprehensive income, net of tax, increased on a cumulative basis as of September 30, 2004 by $4.2 million, and by $4.9 million as of December 31, 2003.

        The following tables summarize the effect of the restatement on our consolidated financial statements, at, or for, the periods reflected (Dollars in thousands, except per share data, results are unaudited):

	For the Nine Months Ended September 30, 2003		For the Three Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Income
Interest income	$179,904	$182,107	$58,350	$59,995
Net interest income	111,627	113,830	35,262	36,907
Net operating revenue	356,159	358,362	120,485	122,130
Income Before Income Taxes	97,547	99,750	38,545	40,190
Provision for income taxes	37,711	38,501	12,141	12,732
Net Income	59,836	61,249	26,404	27,458
Basic Earnings Per Share	$0.92	$0.94	$0.41	$0.42
Diluted Earnings Per Share	$0.90	$0.92	$0.40	$0.41
	For the Nine Months Ended September 30, 2003		For the Three Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Comprehensive Income
Net income	$59,836	$61,249	$26,404	$27,458
Other comprehensive income:
Net unrealized investment loss	(4,466)	(5,451)	(13,004)	(13,731)
Other comprehensive income (loss)	3,160	2,175	(8,039)	(8,766)
Comprehensive income	62,996	63,424	18,365	18,692
	For the Nine Months Ended September 30, 2003
	As Previously Reported	As Restated
Statement of Cash Flows
Net income	$59,836	$61,249
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretions of discounts	30,314	28,111
Other liabilities	25,070	25,860
Net cash provided by operating activities	95,478	95,478

	At December 31, 2003
	As Previously Reported	As Restated
Balance Sheet
Securities held to maturity	$4,307,610	$4,306,216
Total Assets	9,224,572	9,223,178
Other liabilities	95,757	94,941
Total liabilities	8,683,737	8,682,921
Retained earnings	286,138	280,701
Accumulated other comprehensive income, net	13,006	17,865
Total stockholders' equity	540,835	540,257
Total Liabilities and Stockholders' Equity	$9,224,572	$9,223,178

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003 (Dollars in thousands, except share data)

	September 30, 2004	December 31, 2003 (As Restated)
Assets
Cash and due from banks	$46,397	$39,689
Securities held to maturity (approximate fair value of $5,551,643 and $4,308,578 at September 30, 2004 and December 31, 2003, respectively)	5,554,794	4,306,216
Securities available for sale	4,585,365	4,296,637
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at September 30, 2004 and December 31, 2003	213,408	199,530
Accrued interest and fees receivable	79,387	72,816
Equipment and leasehold improvements, less accumulated depreciation of $56,757 and $47,683 at September 30, 2004 and December 31, 2003, respectively	70,447	76,420
Goodwill, net	79,969	79,969
Other assets	113,017	101,901

Total Assets	$10,792,784	$9,223,178

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$265,630	$334,823
Savings	3,610,980	3,682,295
Time	330,169	190,000

Total deposits	4,206,779	4,207,118
Securities sold under repurchase agreements	4,556,581	3,258,001
Short-term and other borrowings	1,132,773	1,098,087
Due to brokers for open trades payable	75,172	—
Junior subordinated deferrable interest debentures	24,774	24,774
Other liabilities	123,532	94,941

Total liabilities	10,119,611	8,682,921

Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none at September 30, 2004 and December 31, 2003)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000 at September 30, 2004 and 100,000,000 at December 31, 2003; issued and outstanding: 66,353,823 and 65,436,788 at September 30, 2004 and December 31, 2003, respectively)	664	655
Surplus	265,377	242,662
Deferred compensation	(676)	(1,076)
Retained earnings	383,915	280,701
Accumulated other comprehensive income, net	24,443	17,865
Treasury stock, at cost (26,508 shares at September 30, 2004 and December 31, 2003)	(550)	(550)

Total stockholders' equity	673,173	540,257

Total Liabilities and Stockholders' Equity	$10,792,784	$9,223,178

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2004 and 2003 (Dollars in thousands, except per share data)

	September 30, 2004	September 30, 2003 (As Restated)
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$231,485	$184,151
Ancillary service fees	83,849	58,517

Total asset servicing fees	315,334	242,668

Other operating income	1,515	1,864
Gain on sale of investment	234	—

Total fees and other revenue	317,083	244,532

Interest income	223,250	182,107
Interest expense	84,487	68,277

Net interest income	138,763	113,830

Net operating revenue	455,846	358,362

Operating Expenses:
Compensation and benefits	154,052	143,309
Technology and telecommunications	34,892	29,020
Transaction processing services	30,766	23,624
Depreciation and amortization	24,388	20,233
Occupancy	21,613	21,820
Professional fees	11,861	8,890
Travel and sales promotion	3,940	3,315
Insurance	3,499	2,004
Other operating expenses	10,314	6,397

Total operating expenses	295,325	258,612

Income Before Income Taxes	160,521	99,750
Provision for income taxes	53,838	38,501

Net Income	$106,683	$61,249

Basic Earnings Per Share	$1.61	$0.94

Diluted Earnings Per Share	$1.57	$0.92

Comprehensive Income:
Net income	$106,683	$61,249

Other comprehensive income:
Net unrealized investment loss	(240)	(5,451)
Net unrealized derivative instrument gain	6,591	7,518
Cumulative translation adjustment	227	108

Other comprehensive income	6,578	2,175

Comprehensive income	$113,261	$63,424

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2004 and 2003 (Dollars in thousands, except per share data)

	September 30, 2004	September 30, 2003 (As Restated)
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$76,636	$65,314
Ancillary service fees	23,518	19,473

Total asset servicing fees	100,154	84,787

Other operating income	418	436

Total fees and other revenue	100,572	85,223

Interest income	80,474	59,995
Interest expense	32,207	23,088

Net interest income	48,267	36,907

Net operating revenue	148,839	122,130

Operating Expenses:
Compensation and benefits	44,958	42,574
Technology and telecommunications	14,170	10,170
Transaction processing services	9,628	7,285
Depreciation and amortization	7,667	7,548
Occupancy	7,353	7,290
Professional fees	4,605	2,635
Travel and sales promotion	1,361	1,247
Insurance	1,139	1,208
Other operating expenses	3,610	1,983

Total operating expenses	94,491	81,940

Income Before Income Taxes	54,348	40,190
Provision for income taxes	18,214	12,732

Net Income	$36,134	$27,458

Basic Earnings Per Share	$0.54	$0.42

Diluted Earnings Per Share	$0.53	$0.41

Comprehensive Income:
Net income	$36,134	$27,458

Other comprehensive income:
Net unrealized investment gain (loss)	36,836	(13,731)
Net unrealized derivative instrument (loss) gain	(5,263)	5,102
Cumulative translation adjustment	627	(137)

Other comprehensive income (loss)	32,200	(8,766)

Comprehensive income	$68,334	$18,692

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2004 and 2003 (Dollars in thousands, except share data)

	September 30, 2004	September 30, 2003 (As Restated)
Common shares
Balance, beginning of period	65,436,788	64,775,042
Exercise of stock options	869,354	359,042
Common stock issuance	47,681	70,606

Balance, end of period	66,353,823	65,204,690

Treasury shares
Balance, beginning of period	26,508	10,814

Balance, end of period	26,508	10,814

Common stock
Balance, beginning of period	$655	$648
Exercise of stock options	9	4

Balance, end of period	664	652

Surplus
Balance, beginning of period	242,662	233,337
Exercise of stock options	13,987	1,259
Tax benefit from exercise of stock options	7,248	1,703
Common stock issuance	1,668	1,800
Stock option forfeiture	(188)	—

Balance, end of period	265,377	238,099

Deferred compensation
Balance, beginning of period	(1,076)	(1,599)
Stock option forfeiture	188	—
Amortization of deferred compensation	212	388

Balance, end of period	(676)	(1,211)

Retained earnings
Balance, beginning of period	280,701	192,184
Net income	106,683	61,249
Cash dividend, $0.053 and $0.045 per share in the periods ending
September 30, 2004 and 2003, respectively	(3,469)	(2,925)

Balance, end of period	383,915	250,508

Accumulated other comprehensive income, net
Balance, beginning of period	17,865	18,232
Net unrealized investment loss	(240)	(5,451)
Net unrealized derivative instrument gain	6,557	7,293
Amortization of transition-related adjustment	—	225
Amortization of terminated interest rate swap agreements	34	—
Effect of foreign currency translation	227	108

Balance, end of period	24,443	20,407

Treasury stock
Balance, beginning of period	(550)	—

Balance, end of period	(550)	—

Total Stockholders' Equity	$673,173	$508,455

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003 (Dollars in thousands)

	September 30, 2004	September 30, 2003 (As Restated)
Cash Flows From Operating Activities:
Net income	$106,683	$61,249
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	21	—
Depreciation and amortization	24,388	20,233
Amortization of deferred compensation	212	388
Amortization of premiums on securities, net of accretion of discounts	31,375	28,111
Gain on sale of investment	(234)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(6,571)	(1,306)
Other assets	(11,079)	(39,057)
Other liabilities	42,806	25,860

Net cash provided by operating activities	187,601	95,478

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	1,081,801	1,266,417
Proceeds from maturities and paydowns of securities held to maturity	1,067,873	1,595,747
Proceeds from sale of securities available for sale	25,041	—
Purchases of securities available for sale	(1,404,590)	(1,976,260)
Purchases of securities held to maturity	(2,339,029)	(2,169,308)
Net increase (decrease) in due to brokers for open trades payable	75,172	(286,843)
Net increase in loans	(13,878)	(23,051)
Purchases of fixed assets, capitalized software and leasehold improvements	(18,394)	(23,454)

Net cash used for investing activities	(1,526,004)	(1,616,752)

Cash Flows From Financing Activities:
Net decrease in demand deposits	(69,193)	(31,759)
Net increase in time and savings deposits	68,854	658,604
Net increase in securities sold under repurchase agreements	1,298,580	1,046,484
Net increase (decrease) in short-term and other borrowings	34,686	(125,375)
Proceeds from exercise of stock options	13,996	1,263
Proceeds from issuance of common stock	1,668	1,800
Cash dividends to shareholders	(3,469)	(2,925)

Net cash provided by financing activities	1,345,122	1,548,092

Effect of exchange rates on cash	(11)	108
Net Increase in Cash and Due From Banks	6,708	26,926

Cash and Due From Banks, Beginning of Period	39,689	14,568

Cash and Due From Banks, End of Period	$46,397	$41,494

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information is as of and for the nine months and the three months ended September 30, 2004 and 2003)

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

2. Interim Financial Statements

        The unaudited condensed consolidated interim financial statements of the Company and subsidiaries as of September 30, 2004 and December 31, 2003, and for the nine-month and the three-month periods ended September 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included. As described in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q, included in this Report are restated financial statements for the nine and the three months ended September 30, 2003 and as of December 31, 2003. The Company's management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$106,683	$61,249	$36,134	$27,458
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,761)	(6,288)	(1,584)	(2,050)

Pro forma net income	$99,922	$54,961	$34,550	$25,408

Earnings per share:
Basic—as reported	$1.61	$0.94	$0.54	$0.42

Basic—pro forma	$1.51	$0.85	$0.52	$0.39

Diluted—as reported	$1.57	$0.92	$0.53	$0.41

Diluted—pro forma	$1.47	$0.83	$0.51	$0.38

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the nine months ended September 30, 2004 and 2003, respectively: an average assumed risk-free interest rate of 2.96% and 2.24%, an expected life of four years, an average expected volatility of 51.69% and 56.13%, and an average dividend yield of 0.16% and 0.22%.

        For the three months ended September 30, 2004 and 2003, respectively, the following assumptions were used in the Black-Scholes valuation model: an assumed risk-free interest rate of 3.12% and 2.37%, an expected life of four years, an expected volatility of 49.40% and 55.87%, and a dividend yield of 0.16% and 0.19%.

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Income available to common stockholders	$106,683	$61,249	$36,134	$27,458

Basic weighted-average shares outstanding	66,084,620	65,029,004	66,298,749	65,169,758
Dilutive effect of stock options	1,769,004	1,369,119	1,832,113	1,386,348

Diluted weighted-average shares outstanding	67,853,624	66,398,123	68,130,862	66,556,106

Earnings per share:
Basic	$1.61	$0.94	$0.54	$0.42

Diluted	$1.57	$0.92	$0.53	$0.41

        There were 23,796 and 3,544,283 option shares which were not considered dilutive for purposes of EPS calculations for the nine-month periods ended September 30, 2004 and 2003, respectively. For the three-month periods ended September 30, 2004 and 2003 there were 436 and 3,482,925 option shares, respectively, which were not considered dilutive for purposes of EPS calculations.

        New Accounting Principles—In March 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. As originally issued, EITF Issue 03-1 was to be effective for all annual or interim financial statements for periods beginning after June 15, 2004, however, a partial deferral was issued in September 2004. EITF Issue 03-1 addresses the identification of other-than-temporarily impaired investments, and requires that an impairment charge be recognized for other-than-temporarily impaired investments for which there is neither the ability nor intent to hold either until maturity or until the market value of the investment recovers. The Company does not anticipate any material impact to its financial condition or results of operations.

3. Securities

        Amortized cost amounts and fair values of securities are summarized as follows as of September 30, 2004 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,268,565	$13,824	$(6,794)	$3,275,595
Federal agency securities	2,161,870	1,490	(17,864)	2,145,496
State and political subdivisions	124,359	6,213	(20)	130,552

Total	$5,554,794	$21,527	$(24,678)	$5,551,643

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,860,673	$26,885	$(11,763)	$3,875,795
State and political subdivisions	384,454	21,476	(54)	405,876
Corporate debt	177,261	607	(1,469)	176,399
U.S. Treasury securities	113,200	4,230	—	117,430
Foreign government securities	9,787	78	—	9,865

Total	$4,545,375	$53,276	$(13,286)	$4,585,365

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2003 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,272,030	$23,089	$(16,367)	$2,278,752
Federal agency securities	1,906,554	1,657	(12,800)	1,895,411
State and political subdivisions	127,632	6,890	(107)	134,415

Total	$4,306,216	$31,636	$(29,274)	$4,308,578

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,593,470	$28,740	$(10,230)	$3,611,980
State and political subdivisions	333,777	22,119	(68)	355,828
Corporate debt	178,394	314	(2,892)	175,816
U.S. Treasury securities	111,305	2,396	—	113,701
Federal agency securities	29,600	9	—	29,609
Foreign government securities	9,644	59	—	9,703

Total	$4,256,190	$53,637	$(13,190)	$4,296,637

        The carrying value of securities pledged amounted to approximately $6.1 and $5.6 billion at September 30, 2004 and December 31, 2003. Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding Federal Home Loan Bank of Boston ("FHLBB") borrowings.

        The Company regularly reviews its held to maturity and available for sale securities portfolios for possible impairment. At September 30, 2004, no securities were other-than-temporarily impaired.

4. Loans

        Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at September 30, 2004 and December 31, 2003. In addition, there were no loan charge-offs or recoveries during the nine months ended September 30, 2004 and the year ended December 31, 2003. Loans are summarized as follows (Dollars in thousands):

	September 30, 2004	December 31, 2003
Loans to individuals	$70,877	$67,641
Loans to mutual funds	106,998	104,954
Loans to others	35,633	27,035

Gross loans	213,508	199,630
Less allowance for loan losses	(100)	(100)

Total	$213,408	$199,530

5. Deposits

        The following is a summary of deposit balances by type (Dollars in thousands):

	September 30, 2004	December 31, 2003
Interest-bearing deposits:
Savings	$3,551,437	$3,632,913
Time	130,169	—
Total interest-bearing deposits	3,681,606	3,632,913
Noninterest-bearing deposits:
Demand	265,630	334,823
Savings	59,543	49,382
Time	200,000	190,000
Total noninterest-bearing deposits	525,173	574,205

Total	$4,206,779	$4,207,118

6. Securities Sold Under Repurchase Agreements

        The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	September 30, 2004	December 31, 2003
Repurchase agreements—short term	$3,856,581	$2,858,001
Repurchase agreements—long term	700,000	400,000

Total	$4,556,581	$3,258,001

        Approximately $4.6 billion and $3.4 billion of securities were pledged to collateralize repurchase agreements as of September 30, 2004 and December 31, 2003, respectively.

7. Short-term and Other Borrowings

        The components of short-term and other borrowings are as follows (Dollars in thousands):

	September 30, 2004	December 31, 2003
Federal Funds purchased	$682,653	$697,855
Federal Home Loan Bank of Boston overnight advances	400,000	250,000
Federal Home Loan Bank of Boston long-term advances	50,000	150,000
Treasury, Tax and Loan account	120	232

Total	$1,132,773	$1,098,087

        The Company has borrowing arrangements with the FHLBB and the Federal Reserve Discount Window, which have been utilized on an overnight and long-term basis to satisfy funding requirements. Approximately $1.4 billion and $1.9 billion of securities were pledged to collateralize these advances as of September 30, 2004 and December 31, 2003, respectively.

8. Stockholders' Equity

        As of September 30, 2004, the Company's authorized capital stock consisted of 1,000,000 shares of Preferred Stock and 175,000,000 shares of Common Stock, all with a par value of $0.01 per share.

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

        During the nine months ended September 30, 2004, the following activity occurred under the Director Plan and the Stock Plan:

	September 30, 2004
	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2003	6,547,086	$24
Granted	266,192	41
Exercised	(1,096,174)	21
Canceled	(105,206)	32

Outstanding at September 30, 2004	5,611,898	$26

Outstanding and Exercisable at September 30, 2004	4,107,549

        A summary of activity under the ESPP is as follows:

	For the Nine Months Ended September 30, 2004	For the Year Ended December 31, 2003
Total shares available under the ESPP, beginning of period	227,504	356,875
Approved increase in shares available	500,000	—
Issued at June 30	(47,681)	(70,606)
Issued at December 31	—	(58,765)

Total shares available under the ESPP, end of period	679,823	227,504

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

        Net periodic pension cost for the Company's qualified defined benefit pension plan included the following components (Dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Service cost	$696	$627	$232	$209
Interest cost on projected benefit obligations	831	768	277	256
Expected return on plan assets	(1,086)	(813)	(362)	(271)
Net amortization and deferral	180	186	60	62

Net periodic pension cost	$621	$768	$207	$256

        Net periodic pension cost for the Company's SERP included the following components (Dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Service cost	$714	$657	$238	$219
Interest cost on projected benefit obligations	726	675	242	225
Net amortization and deferral	444	486	148	162

Net periodic pension cost	$1,884	$1,818	$628	$606

        The Company expects to contribute approximately $2 to $4 million to its pension plan during 2004. During the nine-month period ended September 30, 2004, the Company did not make any contributions to the plan.

        At September 30, 2004, the SERP remained an unfunded plan. Consistent with the Company's expectations at December 31, 2003, no contributions to the SERP are anticipated during 2004.

10. Off-Balance Sheet Financial Instruments

        Lines of Credit—At September 30, 2004, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $1.1 billion, against which $86.7 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

        With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at September 30, 2004 totaled $4.6 billion while the fair value of the portfolio totaled approximately $4.4 billion. Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company's indemnification obligation was zero and no liability was recorded.

        All securities loans are categorized as overnight loans. The maximum potential amount of future payments that the Company could be required to make would be equal to the market value of the securities borrowed. Since the securities loans are overcollateralized by 2% (for U.S. dollar- denominated securities) to 5% (for non-U.S. dollar-denominated securities) of the fair market value of the loan made, the collateral held by the Company would be used to satisfy the obligation. In addition, each borrowing agreement includes "set-off" language that allows the Company to use any excess collateral on other loans to that borrower to cover any collateral shortfall of that borrower. However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is "bought-in." In those instances, the Company would "buy-in" the security using all available collateral and a loss would result from the difference between the value of the security "bought-in" and the value of the collateral held. The Company has never experienced a broker default.

11. Derivative Financial Instruments

        Interest Rate Contracts—Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company has experienced no terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. During the periods presented, the Company had agreements to assume fixed-rate interest payments in exchange for receiving variable market-indexed interest payments. The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.6 billion and $1.2 billion at September 30, 2004 and December 31, 2003. The effect of these agreements was to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities. These contracts had net fair values of approximately $(2.9) million and $(14.9) million at September 30, 2004 and December 31, 2003, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company's consolidated balance sheet. These instruments have been designated as cash flow hedges. Changes in fair value of effective portions are included as a component of other comprehensive income. Changes in fair value of ineffective portions are included in net interest income and were $2.5 million for the nine months ended September 30, 2004 and $1.6 million for the three months ended September 30, 2004.

        In May 2004, the Company terminated $280.0 million of its interest rate swap agreements discussed above. As a result, an after-tax net loss of $0.4 million was included in other comprehensive income and will be amortized over the life of the underlying contracts through 2006. These terminated interest rate swap agreements were replaced with new interest rate swap agreements and term borrowings in order to more favorably manage exposure to changes in interest rates. As of September 30, 2004, the Company expects that approximately $1.5 million of deferred net after-tax losses on derivative contracts included in other comprehensive income will be reclassified to earnings within the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging short-term variable-rate liabilities, as well as the amortization of gains from the termination of cash flow hedging derivatives.

        Foreign Exchange Contracts—Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of spot, forward and swap contracts. Spot contracts call for the exchange of one currency for another and usually settle in two business days. Forward contracts call for the exchange of one currency for another at a date beyond spot. In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned. The Company's risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation and from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional values of the Company's foreign exchange contracts as of September 30, 2004 and December 31, 2003 were $4.2 billion and $1.6 billion, respectively. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. Unrealized gains in other assets were $17.7 million and $16.1 million as of September 30, 2004 and December 31, 2003, respectively. Unrealized losses in other liabilities were $17.0 million and $15.9 million as of September 30, 2004 and December 31, 2003, respectively. Foreign exchange contracts have been reduced by offsetting balances with the same counterparty where a master netting agreement exists. These contracts have not been designated as hedging instruments, therefore, all changes in fair value are included in asset servicing fees.

        Other—The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At September 30, 2004 and December 31, 2003, the Company had $466.5 million and $792.1 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities. Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

12. Commitments and Contingencies

        Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank ("FRB") for the two-week period including September 30, 2004 was approximately $15.3 million. In addition, the Company's September 30, 2004 balance sheet includes deposits totaling approximately $21.7 million, which were pledged to secure clearings with depository institutions.

        Contingencies—Assets processed held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there were no contingent liabilities at September 30, 2004 that were material to the consolidated financial position or results of operations of the Company.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

        The following table presents the capital ratios for the Bank and the Company (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004:
Total Capital (to Risk-Weighted Assets-the Company)	$594,216	20.39%	$233,167	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$578,231	19.85%	$233,090	8.00%	$291,362	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$594,116	20.38%	$116,583	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$578,131	19.84%	$116,545	4.00%	$174,817	6.00%
Tier 1 Capital (to Average Assets-the Company)	$594,116	5.70%	$416,616	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$578,131	5.55%	$416,490	4.00%	$520,613	5.00%
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets-the Company)	$467,651	17.62%	$212,382	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$462,073	17.42%	$212,200	8.00%	$265,250	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$467,551	17.61%	$106,191	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$461,973	17.42%	$106,100	4.00%	$159,150	6.00%
Tier 1 Capital (to Average Assets-the Company)	$467,551	5.36%	$349,185	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$461,973	5.29%	$349,000	4.00%	$436,250	5.00%

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

        The operations of the Company's securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Management believes, as of September 30, 2004, that Investors Securities Services, Inc. is in material compliance with all of the foregoing requirements to which it is subject.

14. Geographic Reporting and Service Lines

        The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,		Long-Lived Assets
Geographic Information:					September 30, 2004	December 31, 2003
	2004	2003	2004	2003
United States	$430,961	$343,377	$139,721	$116,381	$144,175	$149,631
Ireland	21,112	13,424	7,671	5,033	6,141	6,698
Canada	3,639	1,505	1,402	698	100	60
Cayman Islands	134	56	45	18	—	—

Total	$455,846	$358,362	$148,839	$122,130	$150,416	$156,389

        Barclays Global Investors, N.A. ("BGI") accounted for approximately 17% and 16% of the Company's consolidated net operating revenues for the nine-month and three-month periods ended September 30, 2004, and 16% and 17% of the Company's consolidated net operating revenues for the nine-month and three-month periods ended September 30, 2003, respectively. No client other than BGI accounted for more than 10% of the Company's consolidated net operating revenues for the nine- and three-month periods ended September 30, 2004 and 2003.

        The following represents the Company's asset servicing fees by service lines (Dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Core service fees:
Custody, accounting and administration	$231,485	$184,151	$76,636	$65,314

Ancillary service fees:
Foreign exchange	42,334	25,984	9,326	9,161
Cash management	19,587	15,787	7,249	5,120
Investment advisory	12,346	8,891	4,313	2,799
Securities lending	7,718	6,918	1,994	2,076
Other service fees	1,864	937	636	317

Total ancillary service fees	83,849	58,517	23,518	19,473

Total asset servicing fees	$315,334	$242,668	$100,154	$84,787

15. Net Interest Income

        The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Federal funds sold and securities sold
under repurchase agreements	$420	$259	$106	$77
Investment securities held to maturity
and available for sale	219,531	179,198	79,222	59,046
Loans	3,299	2,650	1,146	872

Total interest income	223,250	182,107	80,474	59,995

Interest expense:
Deposits	35,542	28,698	13,269	10,467
Short-term and other borrowings	48,945	39,579	18,938	12,621

Total interest expense	84,487	68,277	32,207	23,088

Net interest income	$138,763	$113,830	$48,267	$36,907

16. Restatement

        The Company has approximately $10.1 billion of investment securities on its balance sheet as of September 30, 2004. Certain types of investments held by the Company were purchased with discounts or premiums to par value.

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

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $2.7 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively;

  •
  an increase in income before income taxes of approximately $2.4 million and $1.6 million for the three months ended September 30, 2004 and 2003, respectively.

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in the Company's disclosures regarding its portfolio. Other comprehensive income, net of tax, increased on a cumulative basis as of September 30, 2004 by $4.2 million, and by $4.9 million for the year ended December 31, 2003.

        The following is a summary of the effect of the restatement on the Company's consolidated financial statements, at, or for, the periods reflected (Dollars in thousands, except per share data, results are unaudited):

	For the Nine Months Ended September 30, 2003		For the Three Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Income
Interest income	$179,904	$182,107	$58,350	$59,995
Net interest income	111,627	113,830	35,262	36,907
Net operating revenue	356,159	358,362	120,485	122,130
Income Before Income Taxes	97,547	99,750	38,545	40,190
Provision for income taxes	37,711	38,501	12,141	12,732
Net Income	59,836	61,249	26,404	27,458
Basic Earnings Per Share	$0.92	$0.94	$0.41	$0.42
Diluted Earnings Per Share	$0.90	$0.92	$0.40	$0.41
	For the Nine Months Ended September 30, 2003		For the Three Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Comprehensive Income
Net income	$59,836	$61,249	$26,404	$27,458
Other comprehensive income:
Net unrealized investment loss	(4,466)	(5,451)	(13,004)	(13,731)
Other comprehensive income (loss)	3,160	2,175	(8,039)	(8,766)
Comprehensive income	62,996	63,424	18,365	18,692

	For the Nine Months Ended September 30, 2003
	As Previously Reported	As Restated
Statement of Cash Flows
Net income	$59,836	$61,249
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net of accretions of discounts	30,314	28,111
Other liabilities	25,070	25,860
Net cash provided by operating activities	95,478	95,478
	At December 31, 2003
	As Previously Reported	As Restated
Balance Sheet
Securities held to maturity	$4,307,610	$4,306,216
Total Assets	9,224,572	9,223,178
Other liabilities	95,757	94,941
Total liabilities	8,683,737	8,682,921
Retained earnings	286,138	280,701
Accumulated other comprehensive income, net	13,006	17,865
Total stockholders' equity	540,835	540,257
Total Liabilities and Stockholders' Equity	$9,224,572	$9,223,178

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Investors Financial Services Corp.
Boston Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the "Company") as of September 30, 2004, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 16, the September 30, 2003 condensed consolidated financial statements have been restated.

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
November 12, 2004

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

        This application of FAS 91 results in the following changes in reported income before income taxes for the periods presented in this Report:

  •
  an increase in income before income taxes of approximately $2.7 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively;

  •
  an increase in income before income taxes of approximately $2.4 million and $1.6 million for the three months ended September 30, 2004 and 2003, respectively.

        This application of FAS 91 also results in changes to other comprehensive income, net of tax, as well as other changes in our disclosures regarding our portfolio, including net interest margin during the periods listed above.

Overview

        We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company ("IBT"). We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies. Core services include global custody, multicurrency accounting and mutual fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit, middle office outsourcing and brokerage and transition management services. We have offices located in the United States, Ireland, Canada and the Cayman Islands, as well as a network of global subcustodians in more than 90 countries. At September 30, 2004, we provided services for approximately $1.2 trillion in net assets, including approximately $198 billion in foreign net assets.

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

        As a provider of asset administration services, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity, and the prevailing interest rate environment. Over the course of the past year, we have benefited from the inflows of assets we service for our clients. A significant portion of our core services revenue is based upon the amount of assets under administration. As market values and net flows of underlying assets fluctuate, so will our revenue. We have managed this volatility by offering a tiered pricing structure for our asset-based fees. As asset values increase, the basis point fee is reduced for the incremental assets. Many of our value-added services are transactional based, and we receive a fee for each transaction processed. We have also continued to experience net interest margin compression as the Federal Open Market Committee ("FOMC") increased the Federal Funds rate by 75 basis points during the past quarter. We expect to experience some net interest margin pressure, however, we believe net interest income will continue to grow during this period.

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

        In our 2003 earnings releases, in addition to reporting GAAP results, we also reported operating income and operating earnings per share information that excluded the effect of a previously disclosed $7.2 million charge, net of federal income taxes, that resulted from a retroactive change in Massachusetts tax law enacted in the first quarter of 2003 and our subsequent settlement of the resulting tax assessment with the Massachusetts Department of Revenue. The change in tax law disallowed a dividends received deduction taken by Investors Bank & Trust Company on dividends it had received since 1999 from a wholly-owned real estate investment trust. In the second quarter of 2003, we settled this disputed tax issue, agreeing to pay 50% of the liability, resulting in the $7.2 million charge, net of federal income tax benefit. We believe that non-GAAP operating income and operating earnings per share provide a more meaningful presentation of our results of operations because they do not include the one-time tax charge which was unrelated to our ongoing operations.

        The following table presents a reconciliation between net income and earnings per share presented on the face of our Unaudited Condensed Consolidated Statements of Income and the non-GAAP

measure of net operating income and operating earnings per share referenced in our earnings releases (Dollars in thousands, except per share data):

GAAP Earnings (unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Income before taxes	$160,521	$99,750	$54,348	$40,190
Provision for income taxes	53,838	38,501	18,214	12,732

Net income	$106,683	$61,249	$36,134	$27,458

Earnings per share:
Basic	$1.61	$0.94	$0.54	$0.42

Diluted	$1.57	$0.92	$0.53	$0.41

Non-GAAP Operating Earnings (unaudited)

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2004	2003		2004	2003
Income before taxes	$160,521	$99,750		$54,348	$40,190
Provision for income taxes	53,838	31,301	(1)	18,214	12,732

Net operating income	$106,683	$68,449		$36,134	$27,458

Operating earnings per share:
Basic	$1.61	$1.05		$0.54	$0.42

Diluted	$1.57	$1.03		$0.53	$0.41

(1)
Provision for income taxes for the nine months ended September 30, 2003 excludes a $7.2 million charge, net of federal income tax benefit, related to a retroactive change in Massachusetts tax law enacted in the first quarter of 2003 and the Company's subsequent settlement of the resulting tax assessment with the Massachusetts Department of Revenue. The effect of the exclusion is an increase of $0.11 per basic and diluted share.

Certain Factors That May Affect Future Results

        From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission ("SEC") (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding future changes in operating expenses (including compensation and benefits, transaction processing services, technology and telecommunications, depreciation and amortization, insurance expense, and other operating expenses), net interest income, client funding, the effective tax rate for 2004, hedge ineffectiveness, liquidity, annual dividend payments, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, future pension costs and funding levels, the timing and effect on earnings of derivative gains and losses, the effect on earnings of changes in equity values, the effect on financial condition of new accounting principles and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our operating results are subject to fluctuations in interest rates and the securities markets.

        A significant portion of our fees are based on the market value of the assets we process. Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed. While reductions in asset servicing fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will likely have an adverse impact on our earnings. Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees. Also, our net interest income is earned by investing depositors' funds and making loans. While we expect interest rates to continue to rise over the next fifteen months, rapid, sustained changes in interest rates and/or the relationship between short-term and long-term interest rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results.

A material portion of our revenues is derived from our relationship with Barclays Global Investors, N.A. ("BGI") and related entities.

        As a result of our selection in 2003 to service assets for Barclays Global Investors Canada, Ltd., our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI's iShares and Master Investment Portfolios, BGI accounted for approximately 17% and 16% of our net operating revenue during the nine months and three months ended September 30, 2004. We expect that BGI will continue to account for a significant portion of our net operating revenue. While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons. The loss of BGI's business would cause our net operating revenue to decline and would likely have an adverse effect on our quarterly and annual results.

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

Statements of Operations

Comparison of Operating Results for the Nine and Three Months Ended September 30, 2004 and 2003

        Net income for the nine months ended September 30, 2004 was $106.7 million, up 74% from $61.2 million for the same period in 2003. Net income for the three months ended September 30, 2004 was $36.1 million, up 32% from $27.5 million for the same period in 2003. Our income statement for the nine-month period ended September 30, 2003 reflects the net effect of the first quarter 2003 tax accrual and its later partial reversal resulting from our settlement with the Massachusetts Department of Revenue. Refer to Income Taxes within this section for further discussion regarding our settlement of this tax assessment. Absent the effects of this tax matter, net income for the nine months ended September 30, 2004 increased 56% from net operating income for the same period in 2003. Overall the increases in net income can be attributed to our ability to sell to new and existing clients, strong client fund flows and a larger balance sheet. Net operating revenue for the nine months and three months ended September 30, 2004 grew 27% and 22%, respectively, with only a 14% and 15% increase, respectively, in operating expenses.

Fees and Other Revenue

        The components of fees and other revenue are as follows (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Total asset servicing fees	$315,334	$242,668	30%	$100,154	$84,787	18%
Other operating income	1,515	1,864	(19%)	418	436	(4%)
Gain on sale of investment	234	—	100%	—	—	—

Total fees and other revenue	$317,083	$244,532	30%	$100,572	$85,223	18%

        Asset servicing fees for the nine months and three months ended September 30, 2004 increased 30% and 18%, respectively, from the same periods in 2003. The largest components of asset servicing fees are custody, accounting and administration, which increased 26% to $231.5 million for the nine months ended September 30, 2004 and increased 17% to $76.6 million for the three months ended September 30, 2004 from the same periods in 2003. Custody, accounting and administration fees are based in part on the value of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide global custody or multicurrency accounting. The change in net assets processed includes the following components (Dollars in billions):

	For the Nine Months Ended September 30, 2004	For the Three Months Ended September 30, 2004
Net assets processed, beginning of period	$1,057	$1,203

Change in net assets processed:
Sales to new clients	4	1
Further penetration of existing clients	22	6
Lost clients	(2)	(1)
Fund flows and market gain	162	34

Total change in net assets processed	186	40

Net assets processed, end of period	$1,243	$1,243

        The majority of the increase in assets processed resulted from client fund flows and sales to new and existing clients. Our core services fees are generated by charging a fee based upon the value of assets processed. As market values or clients' asset levels fluctuate, so will our revenue. Our tiered pricing structure, coupled with minimum and flat fees, allows us to manage this volatility. As asset values increase, the basis point fee typically declines, while when asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

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

        Transaction-driven income includes our ancillary services, such as foreign exchange, cash management, securities lending and investment advisory services. Foreign exchange fees were $42.3 million for the nine months ended September 30, 2004, up 63% from the same period in 2003, and were $9.3 million for the three months ended September 30, 2004, up 2% from the same period in 2003. The increase in foreign exchange fees for both periods is attributable to increased activity in international markets and increased volatility in currency markets. Future foreign exchange income is dependent on the volume of client activity and the overall volatility in the currencies traded. Cash management fees, which consist of sweep fees, were $19.6 million for the nine months ended September 30, 2004, up 24% from the same period in 2003, and were $7.2 million for the three months ended September 30, 2004, up 42% from the same period in 2003. The increases for both periods are primarily due to higher domestic and foreign balances held by our clients. Cash management revenue will continue to depend on the level of client balances maintained in the cash management products we offer. If our clients' investment products continue to maintain increasing cash balances, our cash management revenue will be positively impacted.

        Investment advisory fees were $12.3 million for the nine months ended September 30, 2004, up 39% from the same period in 2003, and were $4.3 million for the three months ended September 30, 2004, up 54% from the same period in 2003. The increases in investment advisory fees are attributable to higher balances in our proprietary Merrimac money market funds. Future investment advisory fee income is dependent upon asset levels within the Merrimac money market funds which are driven by overall market conditions, client activity and transaction volumes. Securities lending fees were $7.7 million for the nine months ended September 30, 2004, up 12% from the same period in 2003 due to higher volumes. Securities lending fees were $2.0 million for the three months ended September 30, 2004, down 4% from the same period in 2003, the result of narrower spreads offsetting the larger volume. Securities lending transaction volume is positively affected by the market value of the securities on loan, merger and acquisition activity, increased IPO activity and a steeper short-end of the yield curve. If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted. If we experience a reduction in our securities lending portfolio, lower market values and continued compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted. Other service fees for the nine months ended September 30, 2004 were $1.9 million, up 99% from the same period last year, and were $0.6 million for the three months ended September 30, 2004, up 101% from the same period last year. Other service fees are earned on brokerage and transition management services, which were provided in greater volume for both periods in 2004 compared to 2003.

        Other operating income consists of dividends received relating to the Federal Home Loan Bank of Boston ("FHLBB") stock investment and miscellaneous fees for systems consulting services. For the nine months and three months ended September 30, 2004, other operating income decreased 19% and 4%, respectively, compared to the same periods last year, due to a lower yield paid on our FHLBB stock investment and to the higher volume of client systems development projects performed in 2003. Operating revenue for the nine months ended September 30, 2004 also included a $0.2 million gain on the sale of a mortgage-backed security from our available for sale portfolio. No securities gains were recorded during 2003.

Net Interest Income

        The following table presents the components of net interest income (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Interest income	$223,250	$182,107	23%	$80,474	$59,995	34%
Interest expense	84,487	68,277	24%	32,207	23,088	39%

Total net interest income	$138,763	$113,830	22%	$48,267	$36,907	31%

        Net interest income was $138.8 million for the nine months ended September 30, 2004, up 22% from the same period in 2003, and was $48.3 million for the three months ended September 30, 2004, up 31% from the same period in 2003. Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates. The improvement in our net interest income for both periods was the result of balance sheet growth driven by strong client funding and a relatively steep yield curve. We expect net interest income to grow in line with our balance sheet growth, despite an expected 225 basis point increase in rates by the FOMC over the next fifteen months. We continue to run a closely matched balance sheet by investing in low duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

        During 2004, we continued to employ a strategy of prepaying high-rate borrowings and replacing them with lower cost term funding in order to maintain our net interest margin. We do not expect to incur any further prepayment costs in 2004. Although the average funding balance increased for both the nine months and three months ended September 30, 2004 compared to the same periods in 2003, the average rates paid on interest-bearing liabilities declined. Our average rate paid on interest-bearing liabilities was 1.27% for the nine months ended September 30, 2004, an 8 basis point decline from 1.35% for the same period in 2003 due to a lower average interest rate environment during most of the 2004 period. Our average rate paid on interest-bearing liabilities was 1.38% for the three months ended September 30, 2004, a 10 basis point increase from 1.28% for the same period in 2003. This increase was due to the rising interest rate environment during the third quarter of 2004 compared to a stable rate environment during the third quarter of 2003. The majority of our funding sources are priced based on the Federal Funds rate.

        The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the nine months and the three months ended September 30, 2004 compared to the same periods in 2003. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Nine Months Ended September 30, 2004			For the Three Months Ended September 30, 2004
	Change Due to Volume	Change Due to Rate	Net	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets:
Federal Funds sold	$172	$(11)	$161	$(3)	$32	$29
Investment securities	52,039	(11,706)	40,333	17,348	2,828	20,176
Loans	948	(299)	649	128	146	274

Total interest-earning assets	$53,159	$(12,016)	$41,143	$17,473	$3,006	$20,479

Interest-bearing liabilities:
Deposits	$15,438	$(8,594)	$6,844	$4,526	$(1,724)	$2,802
Borrowings	2,395	6,971	9,366	1,457	4,860	6,317

Total interest-bearing liabilities	$17,833	$(1,623)	$16,210	$5,983	$3,136	$9,119

Change in net interest income	$35,326	$(10,393)	$24,933	$11,490	$(130)	$11,360

        In addition to investing in both variable and fixed-rate securities, we use derivative instruments to manage exposure to interest rate risks. We routinely enter into interest rate swap agreements in which we pay a fixed interest rate and receive a floating interest rate. These transactions are designed to hedge a portion of our client liabilities, including client repurchase agreements. By entering into a pay fixed/receive floating interest rate swap, a portion of our liabilities is effectively converted to a fixed-rate liability for the term of the interest rate swap agreement. Our derivatives are designated as highly effective cash flow hedges. To the extent there is hedge ineffectiveness it is included as a component of the net interest margin. Hedge ineffectiveness did not have a material impact on earnings for the nine months and the three months ended September 30, 2004 and 2003. We expect that hedge ineffectiveness will continue to have an insignificant effect on our net interest margin in 2004.

        In May 2004, we terminated $280.0 million of our interest rate swap agreements discussed above. As a result, an after-tax net loss of $0.4 million was included in other comprehensive income and will be amortized over the life of the underlying contracts through 2006. The Company estimates that net derivative gains and losses reclassified into earnings within the next twelve months will be immaterial. These terminated interest rate swap agreements were replaced with new interest rate swap agreements and term borrowings in order to more favorably manage exposure to changes in interest rates. As of September 30, 2004, we expect that approximately $1.5 million of deferred net after-tax losses on derivative contracts included in accumulated other comprehensive income will be reclassified to earnings within the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging short-term variable rate liabilities, as well as the amortization of gains from the termination of cash flow hedging derivatives.

        We regularly run interest rate simulation models to understand the effect of various interest rate scenarios on our capital and net income, with a policy limit of a 10% change in net interest income. The results of the income simulation model as of September 30, 2004 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a change in projected net interest income within this 10% range. We also simulate a 200 basis point rate reduction over a twelve-month period. However, in the simulation we do not reduce rates below 0% because of the low likelihood that rates will decrease to 0%. This modified simulation would also result in a change in projected net interest income within this range. More relevant to our earnings is that we expect additional increases in interest rates by the FOMC during the next fifteen months. While our simulation model projects a decrease in our net interest margin percentage in a rising rate environment, we generally expect the absolute dollar amount of net interest income to increase over the next fifteen months, driven by higher levels of client funding and capital. Refer to the "Market Risk" section of this document for more detailed information regarding our income simulation methodology and policies.

        The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Federal Funds sold and securities purchased under resale agreements	$52,953	$420	1.06%	$31,311	$259	1.10%
Investment securities(1)	9,321,787	219,531	3.14%	7,136,523	179,198	3.35%
Loans	168,051	3,299	2.62%	120,955	2,650	2.92%

Total interest-earning assets	9,542,791	223,250	3.12%	7,288,789	182,107	3.33%

Allowance for loan losses	(100)			(100)
Noninterest-earning assets	531,786			612,507

Total assets	$10,074,477			$7,901,196

Interest-bearing liabilities:
Deposits:
Savings	$3,956,867	$35,000	1.18%	$2,413,323	$28,697	1.59%
Time	53,770	542	1.34%	231	1	0.58%
Securities sold under repurchase agreements(2)	3,955,944	33,386	1.13%	3,281,576	22,385	0.91%
Trust preferred stock(3)	24,774	1,815	9.77%	24,000	1,758	9.77%
Other borrowings(4)	856,741	13,744	2.14%	1,022,343	15,436	2.01%

Total interest-bearing liabilities	8,848,096	84,487	1.27%	6,741,473	68,277	1.35%

Noninterest-bearing liabilities:
Demand deposits	253,682			230,967
Savings	65,387			132,880
Noninterest-bearing time deposits	158,394			107,692
Other liabilities	145,130			216,074

Total liabilities	9,470,689			7,429,086
Equity	603,788			472,110

Total liabilities and equity	$10,074,477			$7,901,196

Net interest income		$138,763			$113,830

Net interest margin(5)			1.94%			2.08%

Average interest rate spread(6)			1.85%			1.98%

Ratio of interest-earning assets to interest-bearing liabilities			107.85%			108.12%

(1)
Average yield/cost on available for sale securities is based on amortized cost.

(2)
Interest expense includes a penalty of $2.9 million for the nine months ended September 30, 2004 for prepayment of two repurchase agreements.

(3)
Effective October 1, 2003, the Company adopted provisions of FIN 46 (revised December 2003), which resulted in a deconsolidation of Investors Capital Trust I, the trust that holds the trust preferred securities.

(4)
Interest expense includes a penalty of $3.9 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively, for prepayment of FHLBB borrowings.

(5)
Net interest income divided by total interest-earning assets.

(6)
Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Operating Expenses

        Total operating expenses were $295.3 million for the nine months ended September 30, 2004 and were $94.5 million for the three months ended September 30, 2004, up 14% and 15%, respectively, from the same periods in 2003. It is expected that incremental expense for the remainder of 2004 will primarily be associated with new business as well as commitments related to depreciation and technology and telecommunications. The components of operating expenses were as follows (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Compensation and benefits	$154,052	$143,309	7%	$44,958	$42,574	6%
Technology and telecommunications	34,892	29,020	20%	14,170	10,170	39%
Transaction processing services	30,766	23,624	30%	9,628	7,285	32%
Depreciation and amortization	24,388	20,233	21%	7,667	7,548	2%
Occupancy	21,613	21,820	(1%)	7,353	7,290	1%
Professional fees	11,861	8,890	33%	4,605	2,635	75%
Travel and sales promotion	3,940	3,315	19%	1,361	1,247	9%
Insurance	3,499	2,004	75%	1,139	1,208	(6%)
Other operating expenses	10,314	6,397	61%	3,610	1,983	82%

Total operating expenses	$295,325	$258,612	14%	$94,491	$81,940	15%

        Compensation and benefits expense was $154.1 million for the nine months ended September 30, 2004 and was $45.0 million for the three months ended September 30, 2004, up 7% and 6%, respectively, from the same periods last year due to higher headcount and incentive accruals, partially offset by employee costs that shifted to technology and telecommunications expense as part of our recent outsourcing arrangement with IBM. Further increases in compensation expense in 2004 will be primarily dependent upon new business wins.

        Technology and telecommunications expense was $34.9 million for the nine months ended September 30, 2004 and was $14.2 million for the three months ended September 30, 2004, up 20% and 39%, respectively, from the same periods last year. These increases were the result of increased infrastructure investments in 2004. As mentioned above, we entered into an agreement with IBM in July 2004 to outsource certain technical infrastructure services. The costs of these services are offset by decreases in other technology and telecommunications expenses, as the services were previously performed by IBT or other service providers. Future technology and telecommunications expense will be dependent on the amount of new business we win, ongoing improvement to our infrastructure and client integrations. Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue.

        Transaction processing services expense was $30.8 million for the nine months ended September 30, 2004 and was $9.6 million for the three months ended September 30, 2004, up 30% and 32%, respectively, from the same periods last year as a result of higher global balances and transactions with our subcustodians. Future transaction processing services expense will be dependent upon asset levels and the volume of client transaction activity.

        Depreciation and amortization expense was $24.4 million for the nine months ended September 30, 2004 and was $7.7 million for the three months ended September 30, 2004, up 21% and 2%, respectively, from the same periods last year. These increases resulted from the completion of capitalized software projects in late 2003 and early 2004 and their placement into service. We expect that any depreciation expense increases related to new capitalized software projects for the remainder of the year will be offset by the impact of the full depreciation of assets purchased from BGI in 2001.

        Professional fees expense was $11.9 million for the nine months ended September 30, 2004 and was $4.6 million for the three months ended September 30, 2004, up 33% and 75%, respectively, from the same periods last year. These increases are attributed primarily to increased fees associated with the Merrimac Master Portfolios. The Merrimac fees are asset-based and the increase results from growth in the size of the portfolios.

        Travel and sales promotion expense was $3.9 million for the nine months ended September 30, 2004 and was $1.4 million for the three months ended September 30, 2004, up 19% and 9%, respectively, compared to the same periods last year. Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites, to our offices in New York and California, and to our foreign subsidiaries.

        Insurance expense was $3.5 million for the nine months ended September 30, 2004, up 75% from the same period last year. In May 2003, our favorable five-year fixed-rate insurance policy expired, resulting in the increased premiums. Insurance expense for the three months ended September 30, 2004 remained relatively stable at approximately $1.1 million compared to $1.2 million for the same period last year. Our insurance policies are renewed annually and we expect insurance expense for the remainder of the year to continue at approximately the same run rate as in the third quarter of 2004.

        Other operating expense was $10.3 million for the nine months ended September 30, 2004 and was $3.6 million for the three months ended September 30, 2004, up 61% and 82%, respectively, compared to the same periods last year as a result of increased regulatory assessments due to higher deposit liabilities, higher recruiting expense, increased advertising expense and higher miscellaneous office expenses in both periods. We expect that incremental expense for the remainder of 2004 will be primarily associated with new business.

Income Taxes

        Income taxes were $53.8 million and $18.2 million for the nine months and three months ended September 30, 2004, respectively, up 40% and 43%, respectively, from the same periods in 2003. These increases are attributable to increased pretax earnings and an increase in the effective tax rate in 2004 to approximately 33.5%. Offsetting the increased pretax earnings for the nine months ended September 30, 2003 was the net effect of the first quarter 2003 tax accrual and its later partial reversal resulting from our settlement with the Commonwealth of Massachusetts.

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

Financial Condition

        At September 30, 2004, our total assets were $10.8 billion, up 17% from $9.2 billion at December 31, 2003, due to strong client funding and additional capital generated from net income. Average interest-earning assets increased $2.3 billion, or 31%, for the nine months ended September 30, 2004 compared to the same period in 2003. Average interest-earning assets increased

$2.2 billion, or 28% for the three months ended September 30, 2004. Funding for our asset growth was provided by increases in average client balances of approximately $2.5 billion and $2.0 billion for the nine months and three months ended September 30, 2004 and 2003, respectively. There was a decrease in average external borrowings of approximately $352.6 million for the nine months ended September 30, 2004 and an increase in external borrowings of approximately $13.9 million for the three months ended September 30, 2004, compared to the same periods in 2003.

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

	September 30, 2004	December 31, 2003
Securities held to maturity
Mortgage-backed securities	$3,268,565	$2,272,030
Federal agency securities	2,161,870	1,906,554
State and political subdivisions	124,359	127,632

Total securities held to maturity	$5,554,794	$4,306,216

Securities available for sale
Mortgage-backed securities	$3,875,795	$3,611,980
State and political subdivisions	405,876	355,828
Corporate debt	176,399	175,816
U.S. Treasury securities	117,430	113,701
Federal agency securities	—	29,609
Foreign government securities	9,865	9,703

Total securities available for sale	$4,585,365	$4,296,637

        The overall increases in our held to maturity and available for sale portfolios are attributable to investing client deposits, including client repurchase agreements and borrowed funds, to effectively utilize IBT's capital and to accommodate client fund flows. Since net interest income is an integral part of our compensation for asset processing services, we purchase investment securities that will protect our net interest margin, while maintaining both an acceptable credit and interest rate risk profile.

        Our held to maturity portfolio increased $1.2 billion, or 29%, to $5.6 billion at September 30, 2004 from $4.3 billion at December 31, 2003. This increase stems primarily from purchases of floating-rate mortgage-backed and Small Business Administration securities, which offer an attractive effective yield and reprice as interest rates increase.

        Our available for sale portfolio increased $288.7 million, or 7%, to $4.6 billion at September 30, 2004 from $4.3 billion at December 31, 2003. We reinvested cash flow in adjustable-rate mortgage-backed securities and insured, AAA-rated municipal bonds. These investments allow us to maintain our net interest margin, diversify our portfolio with assets that reprice more frequently, and take advantage of attractive yield and limited extension risk, which aligns with our overall asset-liability strategy. Refer to the gap analysis under the "Market Risk" section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

        The average balance of our combined investment portfolios for the nine months ended September 30, 2004 was $9.3 billion, with an average yield of 3.14%, compared to an average balance of $7.1 billion with an average yield of 3.35% during the same period in 2003. The decline in yield is primarily due to a lower average interest rate environment for most of the 2004 period. In addition, prepayments have caused us to recognize a greater amount of premium amortization in 2004. We recognized net amortization of $31.4 million for the nine months ended September 30, 2004 compared to $28.1 million of net amortization in the same period of 2003. The effect of this additional amortization was a lower effective yield on the investment portfolio. For the three months ended September 30, 2004, the average balance of our combined investment portfolios was $9.8 billion, with an average yield of 3.24%, compared to an average balance of $7.6 billion with an average yield of 3.09% during the same period in 2003. The increase in yield is primarily due to the rising interest rate environment during the third quarter of 2004, coupled with the proceeds of securities that matured or paid down now being reinvested at higher interest rates A significant portion of our investment portfolio is variable rate in nature. If interest rates were to rise during the balance of 2004, we would expect slower prepayments and our overall yield to increase as our variable-rate securities reprice. Conversely, if interest rates were to decline during the balance of 2004, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and risk.

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

Loan Portfolio

        Our loan portfolio increased $13.9 million, or 7%, to $213.4 million at September 30, 2004 from $199.5 million at December 31, 2003. The majority of the increase relates to increases in client overdrafts and demand loans, offset by repayments on client lines of credit. At September 30, 2004, client overdrafts were $123.6 million compared to $54.3 million at December 31, 2003.

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

        At September 30, 2004, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

        Our credit loss experience has been excellent. There have been no loan charge-offs in the last five years, or in the history of our Company. It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of September 30, 2004, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings. Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has an allowance for loan losses of $0.1 million at September 30, 2004, a level which has remained consistent for the past five years. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Repurchase Agreements and Short-Term and Other Borrowings

        Asset growth was funded in part by increased securities sold under repurchase agreements. Repurchase agreements increased $1.3 billion, or 40%, to $4.6 billion at September 30, 2004 from $3.3 billion at December 31, 2003. Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand. The majority of our repurchase agreements are with clients. We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits. The average balance of securities sold under repurchase agreements for the nine months ended September 30, 2004 was $4.0 billion with an average cost of approximately 1.13%, compared to an average balance of $3.3 billion and an average cost of approximately 0.91% for the same period in 2003. The average balance of securities sold under repurchase agreements for the three months ended September 30, 2004 was $4.4 billion with an average cost of approximately 1.30%, compared to an average balance of $3.3 billion and an average cost of approximately 0.84% for the same period in 2003. The average cost of repurchase agreements for the nine months ended September 30, 2004 included prepayment fees of $2.9 million. These fees were incurred to employ an asset-liability strategy in which we replaced high rate borrowings with lower cost term funding.

        Short-term and other borrowings remained constant at $1.1 billion at September 30, 2004 and December 31, 2003. We use short-term and other borrowings to offset variability of deposit flow. The average balance of short-term and other borrowings for the nine months ended September 30, 2004 was $856.7 million with an average cost of approximately 2.14%, compared to an average balance of $1.0 billion and an average cost of approximately 2.01% for the same period last year. The average balance of short-term and other borrowings for the three months ended September 30, 2004 was $1.0 billion with an average cost of approximately 1.61%, compared to an average balance of $1.3 billion and an average cost of approximately 1.57% for the same period last year. The average cost of borrowing for the nine months ended September 30, 2004 and 2003 included prepayment fees of $3.9 million and $1.1 million, respectively. Again, these fees were incurred to employ an asset-liability strategy in which we replaced high rate borrowings with lower cost term funding.

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

        The results of the income simulation model as of September 30, 2004 and 2003 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a change in projected net interest income within our 10% policy limit. We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0% because of the low likelihood that rates will decrease to 0%. This modified simulation would also result in a change in projected net interest income within this range.

        We also use gap analysis as a secondary tool to manage our interest rate sensitivity. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. As shown in the cumulative gap position in the table presented below, at September 30, 2004, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us. Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize. During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize. Other important determinants of net interest income are general interest rate levels, balance sheet growth and mix, and interest rate spreads.

        The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at September 30, 2004 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total
Interest-earning assets:(1)
Investment securities(2,3)	5,392,567	559,110	1,087,638	2,550,112	475,562	10,064,989
Loans—variable rate	213,496	—	—	—	—	213,496
Loans—fixed rate	—	—	—	12	—	12

Total interest-earning assets	$5,606,063	$559,110	$1,087,638	$2,550,124	$475,562	$10,278,497

Interest-bearing liabilities:
Savings accounts	$3,518,766	$—	$—	$32,670	$—	$3,551,436
Time deposits	130,169	—	—	—	—	130,169
Interest rate contracts	(1,500,000)	90,000	210,000	1,200,000	—	—
Securities sold under repurchase agreements	3,806,581	—	50,000	700,000	—	4,556,581
Short-term and other borrowings	1,082,773	—	—	50,000	—	1,132,773
Trust preferred stock	—	—	—	24,774	—	24,774

Total interest-bearing liabilities	$7,038,289	$90,000	$260,000	$2,007,444	$—	$9,395,733

Net interest-sensitivity gap during the period	$(1,432,226)	$469,110	$827,638	$542,680	$475,562	$882,764

Cumulative gap	$(1,432,226)	$(963,116)	$(135,478)	$407,202	$882,764

Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	79.65%	86.49%	98.17%	104.33%	109.40%

Interest-sensitive assets as a percent of total assets (cumulative)	51.94%	57.12%	67.20%	90.83%	95.23%

Net interest-sensitivity gap as a percent of total assets	(13.27%)	4.35%	7.67%	5.03%	4.41%

Cumulative gap as a percent of total assets	(13.27%)	(8.92%)	(1.26%)	3.77%	8.18%

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

(3)
Excludes $75.2 million of unsettled securities purchases as of September 30, 2004.

Liquidity

        Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

        Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, Federal Reserve Discount Window, client deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, and fees collected from asset administration clients. As a result of our management of liquid assets and the ability to generate liquidity through deposits and repurchase agreements, management believes that we maintain overall liquidity sufficient to meet our depositors' needs, to satisfy our operating requirements and to fund the payment of an annual cash dividend of $0.07 per share for 2004 (approximately $4.6 million based upon 66,353,823 shares outstanding as of September 30, 2004).

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

        We have informal borrowing arrangements with various counterparties. Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate. The aggregate amount of these borrowing arrangements as of September 30, 2004 was $3.1 billion. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding. Our borrowings under these arrangements are typically on an overnight basis. We cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on our operations.

        We also have Master Repurchase Agreements in place with various counterparties. Each broker has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of available borrowings under these arrangements at September 30, 2004 was $4.3 billion.

        On April 19, 2004, the FHLBB implemented a new capital structure mandated for all Federal Home Loan Banks by the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB's regulator, the Federal Housing Finance Board. IBT's capital stock investment in the FHLBB totaled $50 million as of September 30, 2004. The $50 million capital stock investment includes both a $25 million membership component and a $25 million activity-based component. The Bank's $50 million capital stock investment in the FHLBB provides a borrowing capacity of approximately $555 million. Under the new capital plan, FHLBB capital stock investments require a five-year advance notice of withdrawal. The amount outstanding under this arrangement at September 30, 2004 was $450 million. Additional borrowing is available to IBT based on prescribed collateral levels and increased investment in FHLBB capital stock.

Capital Resources

        Historically, we have financed our operations principally through internally generated cash flows. We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs. Capital expenditures have been incurred and operating leases entered into on an as-required basis, primarily to meet our growing operating needs. As a result, our capital expenditures were $18.4 million and $23.5 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, capital expenditures were comprised of approximately $11.2 million in capitalized software and projects in process, $7.1 million in fixed assets and $0.1 million in leasehold improvements. For the nine months ended September 30, 2003, capital expenditures were comprised of approximately $11.7 million in capitalized software and projects in process, $6.5 million in leasehold improvements and $5.3 million in fixed assets. Leasehold improvement expenditures for the nine months ended September 30, 2003 were related to increased space in our Dublin office, which was needed to support new business.

        Stockholders' equity at September 30, 2004 was $673.2 million, up 25% from December 31, 2003, primarily due to net income growth and an increase in accumulated other comprehensive income due to net unrealized derivative instrument gains. The ratio of average stockholders' equity to average assets remained constant at approximately 6% for September 30, 2004 and December 31, 2003.

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

        FRB and FDIC guidelines require that banking organizations have a minimum ratio of total capital to risk-adjusted assets and off-balance sheet items of 8.0%. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with at least half of the total capital required to be Tier 1. Tier 1 capital includes, with certain restrictions, the sum of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in consolidated subsidiaries, less certain intangible assets. Tier 2 capital includes, with certain limitations, subordinated debt meeting certain requirements, intermediate-term preferred stock, certain hybrid capital instruments, certain forms of perpetual preferred stock, as well as maturing capital instruments and general allowances for loan losses. Our Total and Tier 1 capital ratios at September 30, 2004 were 20.39% and 20.38%, respectively, which are in excess of minimum requirements. IBT's Total and Tier 1 capital ratios at September 30, 2004 were 19.85% and 19.84%, respectively, which are in excess of minimum requirements.

        In addition to the risk-based capital guidelines, the FRB and the FDIC use a "Leverage Ratio" as an additional tool to evaluate capital adequacy. The Leverage Ratio is defined to be a company's Tier 1 capital divided by its adjusted average total assets. The Leverage Ratio adopted by the federal banking agencies requires a ratio of 3.0% Tier 1 capital to adjusted average total assets for top-rated banking institutions. All other banking institutions are expected to maintain a Leverage Ratio of 4.0% to 5.0%. The computation of the risk-based capital ratios and the Leverage Ratio requires that our capital and that of IBT be reduced by most intangible assets. Our Leverage Ratio at September 30, 2004 was 5.70%, which is in excess of regulatory minimums. IBT's Leverage Ratio at September 30, 2004 was 5.55%, which is also in excess of regulatory minimums.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item is contained in the "Market Risk" section in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as part of this Report.

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of September 30, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the Securities and Exchange Commission. Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of September 30, 2004, our disclosure controls were effective.

  Changes in Internal Controls over Financial Reporting

        During the fourth quarter of 2004, the Company's management determined that they should have applied the retrospective method of accounting for premiums and discounts on certain investment securities under Statement of Financial Accounting Standard No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. As a result, the Consolidated Balance Sheets as of December 31, 2003 and 2002 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 2003 have been restated. In addition, the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2003 and the related Condensed Consolidated Statements of Stockholders' Equity and Cash Flows for the nine months ended September 30, 2003 have been restated.

        As a result of the evaluation completed by us, and which Messrs. Sheehan and Spinney participated, we have concluded that no changes occurred during our fiscal quarter ended September 30, 2004 in our internal controls over financial reporting, which changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(c)
STOCK REPURCHASED

Period (shares in thousands)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share
July 1-July 31, 2004	2	$43.22
August 1-August 31, 2004	1	44.73
September 1-September 30, 2004	1	46.54

	4	$44.83

(1)
All of the shares set forth in the above table were purchased by the Company in connection with the exercise of outstanding options issued by the Company.

        The Company does not maintain publicly announced repurchase plans or programs.

Item 6. Exhibits

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

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Unaudited Condensed Consolidated Financial Statements
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2004 and December 31, 2003 (Dollars in thousands, except share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Nine Months Ended September 30, 2004 and 2003 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Three Months Ended September 30, 2004 and 2003 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Nine Months Ended September 30, 2004 and 2003 (Dollars in thousands, except share data)
INVESTORS FINANCIAL SERVICES CORP. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2004 and 2003 (Dollars in thousands)
INVESTORS FINANCIAL SERVICES CORP. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information is as of and for the nine months and the three months ended September 30, 2004 and 2003)
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
  Item 6. Exhibits
SIGNATURES