Form 10-K
period 2004-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2005-02-28
CIK 949589

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of Common Stock held by non-affiliates of the registrant was $2,763,194,519 based on the last reported sale price of $43.58 on The Nasdaq National Market on June 30, 2004 as reported by Nasdaq.

        As of January 31, 2005, there were 66,666,722 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such Proxy Statement are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS.

General

        Unless otherwise indicated or unless the context requires otherwise, all references in this Report to "Investors Financial," "we," "us," "our," or similar references mean Investors Financial Services Corp., together with our subsidiaries. "Investors Bank" or the "Bank" will be used to mean our subsidiary, Investors Bank & Trust Company, alone.

        We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, family offices, banks and insurance companies. We define these services as core services and value-added services. Our core services include middle office outsourcing, global custody, multicurrency accounting and fund administration. Our value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services. At December 31, 2004, we provided services for approximately $1.4 trillion in net assets, including approximately $236 billion of foreign net assets.

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

Overview of the Asset Servicing Industry

        Asset managers invest and manage the financial assets entrusted to them. They do so using a broad range of financial products, including mutual funds, unit investment trusts, separate accounts, variable annuities and other products that pool together money from multiple investors. Asset servicing companies like ours perform various back and middle office services for asset managers and the pooled financial products they sponsor, allowing asset managers to focus on core competencies such as product development and distribution. In addition, asset servicing companies like ours provide non-core services such as the third-party safekeeping of assets and administrative services that also give investors more confidence in the integrity of their investments. The following discussion sets forth our view of the key drivers in today's asset servicing industry.

        Historical Financial Asset Growth.    Despite the stock market declines of 2000 through 2002, over the past ten years growth in financial assets under management has remained strong. Factors driving this growth include an aging population, the privatization of retirement systems and the increased popularity of pooled investment products such as mutual funds. The total amount of U.S. financial assets held in mutual funds, life insurance companies, private pension funds and bank personal trust accounts was $15.8 trillion at December 31, 2003, up from $6.8 trillion in 1993, a compounded annual growth rate of approximately 9%. Mutual funds, a primary market for our services, hold a large portion of the money invested in pooled investment vehicles. The U.S. mutual fund market has grown at a compounded annual growth rate of approximately 13% since 1993, and held almost $7 trillion in assets at December 31, 2003. The following table presents U.S. financial assets, including mutual funds (Dollars in billions):

	December 31, 2003	December 31, 1993	Compounded Annual Growth Rate
U.S. Financial Assets
Mutual Funds	$6,896	$2,051	13%
Life Insurance Companies	3,823	1,755	8
Private Pension Funds	4,194	2,304	6
Bank Personal Trusts and Estates	899	661	3

Total	$15,812	$6,771	9%

Source: Federal Reserve Bank

        Consolidation and Outsourcing Trends.    Another important factor affecting the industry is the consolidation of asset servicing providers. Since the early 1990s, a number of small and mid-size asset servicers have consolidated with larger service providers or divested their asset servicing operations to focus their finite resources on their core businesses. Also, numerous service providers have combined their operations with other companies. This ongoing consolidation has concentrated the industry around a smaller number of service providers and presents us with opportunities for growth as clients react to consolidation and review their relationships with existing providers. In addition, as consolidated financial institutions dispose of businesses that do not fit with their core services, we may see opportunities to acquire those business lines.

        The unique operational philosophy of a particular asset management organization determines its view of asset servicing. The majority of asset managers hire third parties to provide custody services. Some use more than one custodian in an attempt to foster cost reduction through competition. Large asset managers may have enough assets to justify the cost of providing in-house facilities to handle accounting, administration and transfer agency services. Other asset managers generally hire third parties to provide accounting, administration and transfer agency services in addition to custody services. Keeping abreast of developments like regulatory changes, Internet data delivery, and compressed settlement cycles has forced significant increases in technology spending across the financial services industry. We believe that this increase in spending requirements has accelerated the pace at which asset managers outsource back office operations to asset servicers.

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

  •
  Timely on-line access to electronic information on security positions, prices and price shifts that facilitate activities including on-line currency trading, indexing of assets, real time arbitrage, and hedging through the use of derivative securities.

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

        Complex Investment Products.    Asset managers create different investment structures in an effort to capture efficiencies and appeal to investors with diverse means, risk tolerances, diversification requirements, and time horizons. One innovative example of this is exchange traded funds, or ETFs. ETFs are securities that replicate an index and are traded on a national securities exchange, usually the American Stock Exchange. Unlike investing in a conventional index mutual fund, investing in an ETF allows investors to buy and sell shares throughout the trading day at market prices. ETFs also offer potential tax efficiencies. According to an industry source, domestic ETF assets increased 50% to approximately $226 billion as of December 31, 2004 from approximately $151 billion as of December 31, 2003.

        Alternative investments, including hedge funds, private equity funds, venture capital funds and commodity pools, are another example of complex investment products that have recently experienced dramatic growth. According to an industry consultant, hedge fund assets in particular have grown at an impressive rate for several years and total approximately $1 trillion at the end of 2004. Hedge fund assets have increased due to widening interest from institutional investors such as pension plans and endowments as well as high net worth individuals. These asset pools often feature increasingly sophisticated trading strategies, financial instruments and product structures such as distressed debt, swaps, and asset-backed securities that require more specialized operational support than traditional mutual funds.

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

        Another product innovation is the master-feeder structure. In the master-feeder structure, one or more investment vehicles (the "feeder funds") with identical investment objectives pool their assets in the common portfolio of a separate investment vehicle (the "master fund"). This structure permits each of the feeder funds to be sold to a separate target market or through a different distribution channel. The feeder fund, if it were a stand-alone fund, might not be large enough to support its operating costs. The feeder funds benefit from the economies of scale available to the larger pool of assets invested in the master fund.

        Asset managers have also expanded their reach in the global marketplace to capitalize on cross-border and multi-national marketing opportunities. This creates demand for asset servicing around the world and particularly for value-added services like foreign exchange.

Our Strategy

        We believe that asset servicing companies operate most efficiently when bundling core services such as custody and accounting with value-added services such as securities lending and foreign exchange. We also believe that efficient integration of these services is critical to both service quality and profitability. The following discussion outlines the key components of our growth strategy.

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
  Middle Office Outsourcing

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

        The FACTS architecture also enables us to modify the system quickly. Rapid modifications allow us to constantly improve processing quality and efficiency and to implement service innovations for our clients quickly. We believe that the integrated nature of FACTS provides us with a competitive advantage by allowing us to respond quickly to the continuously changing technological demands of the financial services industry. We believe the separate systems used for different tasks by many other asset servicing providers may not provide the same advantages.

        Maintain Our Expertise in Complex Products.    Another of our core strategies is to maintain our strength in the rapidly growing area of complex investment products. We have developed expertise in servicing ETFs, various alternative investment structures, master-feeder funds and multi-managed funds. Because the design of FACTS allows us to effect modifications or enhancements quickly, we are able to respond rapidly to the systems requirements of complex structures.

        Deliver Superior Service.    We strive to deliver superior and innovative client service. We believe service quality is the key to maintaining and expanding existing client relationships and to attracting new clients. The consolidation of functions available through FACTS allows us to take an integrated approach to client servicing. We believe this approach is different from that employed by many of our competitors. We dedicate a single operations team to handle all tasks for a particular account or fund. In addition, each client is assigned a client manager, independent of the operations team, to anticipate the client's needs, to coordinate service delivery, and to provide consulting support.

        Cross-Sell Our Services.    We believe that our strong client relationships provide opportunities to cross-sell value-added services to broaden our customer relationships. Many of our clients manage multiple pools of assets. Once an investment manager becomes a client, we believe that this client is more likely to select us to service more products, provide additional services, or both. If we are engaged to provide services for only certain pools of assets managed by our clients, we strive to expand the relationship to include more asset pools by providing superior client service. Also, some of our clients engage us to provide the core services of global custody and multicurrency accounting, but do not use us for value-added services like foreign exchange or cash management. We target expanding these relationships through increasing the number of services provided for each client.

Service Offerings

        We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, family offices, banks and insurance companies. We think of these services in two groupings: core services and value-added services.

Core Services	Value-Added Services
• Middle Office Outsourcing	• Securities Lending
• Global Custody	• Foreign Exchange
• Multicurrency Accounting	• Cash Management
• Fund Administration	• Investment Advisory Services
• Performance Measurement
• Institutional Transfer Agency
• Lines of Credit
• Brokerage and Transition Management Services

        Our value-added services help clients develop and execute their strategies, and evaluate and manage their risks, which we believe provides them with the opportunity to enhance their returns. We strive to maximize the use of our value-added services by our client base.

        Fees charged for core services vary from client to client based on the value of assets processed, the number of securities held and the number of portfolio transactions. Generally, fees are billed to our clients monthly in arrears and, upon their approval, charged directly to their account. Fees charged for core services reflect the price sensitivity of the market for such services. Fees charged for value-added services reflect a more favorable pricing environment for us, and we can increase activity in these areas without a necessarily proportionate increase in personnel or other resources. We also derive net interest income by investing cash balances that our clients leave on deposit with us. Our share of earnings from these investments is viewed as part of the total compensation that our clients pay us for servicing their assets.

        The following is a description of the various services we offer:

Core Services

        Middle Office Outsourcing.    Middle office outsourcing services represent the tasks that need to be performed for financial asset managers after they have initiated a particular trade to ensure accurate and timely trade processing and communications to any party affected by the trades. We perform some or all of the following functions for our outsourcing clients: trade operations management, settlements, portfolio and fund accounting, fund administration, cash management, reconciliation, corporate actions, tax reclaims and tax filings, performance measurement, broker performance, and vendor data management.

        Global Custody.    Global custody entails the safekeeping of securities for clients and settlement of portfolio transactions. Our net assets processed have grown from $22 billion at October 31, 1990 to $1.4 trillion at December 31, 2004. At December 31, 2004, our foreign net assets processed totaled approximately $236 billion.

        In order to service our clients worldwide, we have established a network of global subcustodians in almost 100 markets. Since we do not have our own branches in these countries, we are able to operate in the foreign custody arena with minimal fixed costs, while our clients benefit from the ability to use a single custodian, Investors Bank, for all of their international investment needs.

        Multicurrency Accounting.    Multicurrency accounting entails the daily recordkeeping for each account or investment vehicle, including the calculation of net asset value per share. In addition to providing these services to domestic-based accounts and investment vehicles, we also provide fund accounting services to clients in Europe and Canada, which we continue to view as areas of significant business opportunity.

        Fund Administration.    Fund administration services include management reporting, regulatory reporting, compliance monitoring, tax accounting and return preparation, partnership administration, and chief compliance officer services and support. In addition to these ongoing services, we also provide fund start-up consulting services, which typically include assistance with product definition, service provider selection, and fund structuring and registration. We have worked with a number of investment advisors to assist them in the development of new funds and other pooled investment vehicles.

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

        Investment Advisory Services.    The Bank acts as investment advisor to the Merrimac Master Portfolio, an open-end investment management company registered under the Investment Company Act of 1940. The portfolio currently consists of a series of six master funds in a master-feeder structure. The Merrimac Cash Portfolio, the Merrimac Prime Portfolio and the Merrimac U.S. Government Portfolio are subadvised by Lincoln Capital Fixed Income Management Company, LLC. The Merrimac Treasury Portfolio and the Merrimac Treasury Plus Portfolio are subadvised by M&I Investment Management Corp. The Merrimac Municipal Portfolio is subadvised by ABN AMRO Asset Management (USA) LLC. At December 31, 2004, the total net assets of the portfolio approximated $6.1 billion. The portfolio's master funds serve as investment vehicles for seven domestic feeder funds and two offshore feeder funds whose shares are sold to institutional investors.

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

        Lines of Credit.    We offer credit lines to our clients for the purpose of leveraging portfolios, covering overnight cash shortfalls and other borrowing needs. We do not conduct retail banking operations. At December 31, 2004, we had gross loans outstanding to clients of approximately $135 million, which represented approximately 1% of our total assets. The interest rates charged on the Bank's loans are indexed to either the Prime rate or the Federal Funds rate. We have never had a loan loss. All loans are secured, or may be secured, by marketable securities and virtually all loans to individually managed account customers are due on demand.

        Brokerage and Transition Management Services.    In 2002, we began offering "introducing broker-dealer" services to clients by accepting customer orders, which we have elected to clear through a clearing broker-dealer. The clearing broker-dealer processes and settles customer transactions and maintains detailed customer records. This allows us to use the back office processing infrastructure of the clearing broker-dealer while earning a commission on trades executed on behalf of clients. Transition management services are designed to assist the process of moving a portfolio from one asset manager to another in as seamless a manner as possible. Components of these services include planning and customizing a strategy for the transition, conducting performance analysis, and executing the transition in an efficient, risk-managed fashion. The brokerage services we offer do not include margin accounts, short selling or market making activities.

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

        In order to service existing clients, client management staff based in our Boston, New York and Dublin offices provide client support. Each client is assigned a client manager responsible for the client's overall satisfaction. The client manager is usually a senior professional with extensive industry experience who works with the client on designing new products and specific systems requirements, provides consulting support, anticipates the client's needs and coordinates service delivery.

        Financial information regarding our geographic reporting can be found in Note 21 of our Notes to Consolidated Financial Statements included in this Report.

Significant Clients

        Barclays Global Investors, N.A. ("BGI") accounted for approximately 17% of our consolidated net operating revenues for the year ended December 31, 2004 and approximately 16% for the years ended December 31, 2003 and 2002. No client other than BGI accounted for more than 10% of our net operating revenues for the years ended December 31, 2004, 2003 and 2002.

Software Systems and Data Center

        Our business requires that we provide daily and periodic reports of asset accounting and performance, and provide measurement and analytical data to asset managers on-line on a real time basis. To help us meet these requirements, our asset servicing operations are supported by sophisticated information technology. We receive vast amounts of information across a worldwide computer network. That information covers a wide range of global security types and complex portfolio structures in various currencies and must be processed before being used for system-wide updating and reporting.

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

        The integrated nature of the FACTS architecture allows us to effect modifications and enhancements quickly. Swift modifications and enhancements result in increased processing quality and efficiency for our clients. These modifications and enhancements also help us quickly implement service innovations for our clients. This integrated architecture helps differentiate us from our competitors. Technological enhancements and upgrades are an ongoing part of asset servicing that are necessary for asset administrators to remain competitive and to create information delivery mechanisms that add value to the information available as part of clearing and settling transactions.

        Technology also helps us add value to the custody and fund accounting information we gather by processing client assets. We have developed a comprehensive suite of standardized data extracts and reports and created automated interfaces that allow our clients to access the full range of custody and fund accounting data. We have also developed interfaces that allow our clients to connect electronically with our host systems and access data collected from clearance and settlement transactions in multiple currencies. Through these information-sharing tools, we are better equipped to supplement our custody and accounting services with foreign exchange services and asset and transaction reporting and monitoring services. Electronic linkages also position us to respond quickly to client requests.

        We use the Internet as a means to communicate with clients and external parties. We also provide secure value-added services to our clients over the Internet. We utilize a secure extranet environment that provides the authentication, access controls, intrusion detection, encryption and firewalls needed to ensure the protection of client information and assets. Internet-based applications provide our clients with secure electronic access to their data as well as flexible ad-hoc data query and reporting tools.

        Our mainframe processing and mainframe disaster recovery capability is provided by Electronic Data Systems ("EDS"), located in Plano, Texas. During the summer of 2004, we signed an agreement with International Business Machines, ("IBM"), located in Armonk, New York. Under this agreement, IBM provides support for our network and hardware environments and our help desk services. By outsourcing these infrastructure support functions, we can focus our resources on systems development and minimize our capital investment in large-scale computer equipment. EDS and IBM offer us state-of-the-art computer products and services, access to which we could not otherwise afford, while removing the risk of product obsolescence. Due to their diverse customer bases, EDS and IBM can invest in the latest computer technology and spread the related costs over multiple users. We also receive the benefit of the continuing investment by EDS and IBM in their computer hardware. Under both contracts we are billed monthly for services provided by EDS or IBM on an as-used basis in accordance with a predetermined pricing schedule for specific products and services. Our current agreement with EDS is scheduled to expire on December 31, 2005. Our current agreement with IBM is scheduled to expire on June 30, 2011.

        Each year we target spending approximately 18-20% of revenue on technology. Because of our relationships with EDS and IBM and our system architecture, we are able to devote the majority of our technology investments to development, rather than support or infrastructure.

        Our trust processing services are provided by SEI Investments Company ("SEI"), located in Oaks, Pennsylvania. SEI is a global provider of asset management and investment technology solutions. We pay certain monthly service fees based upon usage. Our current agreement with SEI is scheduled to expire on December 31, 2009.

        Investors Bank maintains a comprehensive Business Continuity Plan ("BCP"). The program has been developed to comply with guidelines issued by various regulatory and industry bodies such as the Federal Financial Institutions Examination Council ("FFIEC"). The planning process begins with a business impact analysis which isolates critical business processes and determines their recoverability under various disruption scenarios. In addition to maintaining regional backup facilities for all offices, our locations are geographically diverse in order to allow recovery of essential functions at another location in the event of a widespread disruption. In 2004, BCP staff conducted over 100 different tests to ensure that our technology infrastructure, facilities, and staff could respond and recover in a disaster.

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

        Competition in the asset servicing industry, especially over the past decade, has impacted both pricing and margins in core services like global custody services and trustee services. Partially offsetting this more competitive pricing environment is the development of new services that have higher margins. Our continuous investment in technology has permitted us to offer value-added services to clients, such as middle office outsourcing, performance measurement, securities lending and foreign exchange, on a global basis and at competitive prices. Technological evolution and service innovation have enabled us to generate additional revenue to offset competitive pricing in maturing service lines.

        We believe that our size, commitment to technology development and enhancement, and responsiveness to client needs provide the asset management industry with a very attractive asset servicing alternative to large money center banks and other asset servicers. As many of our competitors grow larger through acquisition, we believe that our customized and highly responsive service offerings become even more attractive. While consolidation within the investment management and asset servicing industries may adversely affect our ability to retain clients that have been acquired, it also creates opportunity for us as prospective clients review their relationships with existing service providers that are affected by acquisitions. In addition, consolidation among large financial institutions may enable us to acquire, at a reasonable price, asset servicing businesses that do not fit within the core focus of these new consolidated financial institutions.

Intellectual Property

        Our success is dependent upon our software development methodology and other intellectual property rights that we have developed and own, including FACTS. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties to protect our proprietary technology, all of which offer only limited protection. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use. Furthermore, our intellectual property rights may be invalidated or our competitors may develop similar technology independently. In addition, effective copyright, trademark, trade secret and other protection may not be available in certain international markets that we service.

Employees

        On December 31, 2004, we had 2,778 employees. We maintain a professional development program for entry level staff. Successful completion of the program is required of most newly hired employees. This training program is supplemented by ongoing education on systems and technological developments and innovations, the industry, the regulatory environment and our client base.

        None of our employees are covered by collective bargaining agreements and we believe our relations with our employees are good.

Regulation and Supervision

        Virtually all aspects of our business and operations are regulated under state and federal law. In addition to the laws governing businesses and employers generally, we are subject to federal and state laws and regulations applicable to financial institutions and their parent companies. The operations of our securities broker affiliate, Investors Securities Services, Inc., are also subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ("NASD"). The principal objective of state and federal banking laws is the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system, the protection of consumers or classes of consumers and the furtherance of broad public policy goals, rather than the specific protection of stockholders of a bank or its parent company. Some of the significant statutory and regulatory provisions to which we and our subsidiaries are subject are described below. The description of these statutory and regulatory provisions is not complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on our business, prospects and operations, as well as those of our subsidiaries.

Investors Financial

        General.    As a registered BHC, Investors Financial is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System ("FRB") and by the Massachusetts Commissioner of Banks ("Commissioner"). We are required to file reports of our operations with, and are subject to examination by, the FRB and the Commissioner. The FRB has the authority to issue orders to bank holding companies ("BHCs") to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of nonbanking activities of nonbanking subsidiaries of BHCs and to order termination of ownership and control of a nonbanking subsidiary by a BHC.

        BHCA-Activities and Other Limitations.    The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, BHC or savings association, or increasing such ownership or control of any bank, BHC or savings association, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") permits adequately capitalized and adequately managed BHCs, as determined by the FRB, to acquire banks located in any state, subject to certain concentration limits and other conditions. Subject to certain conditions, Riegle-Neal also generally authorizes the interstate mergers of banks and to a lesser extent, interstate branching so long as the law of the host state specifically authorizes such action. Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to mergers of BHCs.

        Unless a BHC becomes a financial holding company ("FHC") under the Gramm-Leach-Bliley Act of 1999 ("GLBA"), the BHCA also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting securities of any company that is not a bank or a BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. Before permitting a BHC to engage in such activities that are closely related to banking or making an investment in a company engaged in such activities, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices.

        The GLBA permits a BHC that qualifies and elects to be treated as a FHC to engage in a significantly broader range of financial activities than BHCs, such as Investors Financial, that have not elected FHC status. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activities, or that the FRB determines to be complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. To elect to become a FHC, a BHC, such as Investors Financial, must meet certain tests and file an election with the FRB. To qualify, all of a BHC's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, each of the BHC's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act ("CRA") evaluation. A BHC that elects to be treated as a FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations. Investors Financial has not elected to become a FHC.

        Capital Requirements.    The FRB has adopted capital adequacy guidelines applicable to United States banking organizations. The FRB's capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least 50% of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject to certain limitations), less goodwill and other nonqualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, not included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

        In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital to its average total consolidated assets (the "Leverage Ratio") of 3.0%. Total average consolidated assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated BHCs. All other BHCs are required to maintain a minimum Leverage Ratio of 4.0%. BHCs with supervisory, financial, operational or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Because we anticipate significant future growth, we will be required to maintain a Leverage Ratio of 4.0% or higher.

        We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB's capital adequacy guidelines. At December 31, 2004, our Total Risk-Based Capital Ratio and Leverage Ratio were 20.54% and 5.85%, respectively.

        The Basel Committee on Banking Supervision is in the process of developing a new proposed capital adequacy framework ("the New Accord" or "Basel II"). The New Accord is expected to be implemented on a transitional basis in the United States in 2007 and become fully effective in 2008. We are monitoring the status and progress of the Basel II and the related impact, if any, on our operations and are preparing for their implementation.

        Control Acquisitions.    The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a depository institution or a depository institution holding company unless the FRB has been notified and has not objected to the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a depository institution or depository institution holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), would, under the circumstances set forth in the presumption, constitute the acquisition of control of the depository institution or a depository institution holding company. In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of voting securities of a bank or BHC or a savings association, or otherwise obtaining control or a controlling influence over such an institution.

        Massachusetts Law.    Investors Financial is also considered a BHC for purposes of Massachusetts law. Accordingly, we have registered with the Commissioner and are obligated to make reports to the Commissioner. Under Massachusetts law, any person that proposes to acquire, directly or indirectly, 25% or more of any class of voting securities of a company must give prior notice to the Massachusetts Commissioner of Banks, who may disapprove the transaction. Additionally, any company that is a BHC under Massachusetts law must obtain the approval of the Massachusetts Board of Bank Incorporation ("Massachusetts BBI") before acquiring more than 5% of the voting stock of a company. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which a BHC or its nonbank subsidiaries engage.

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

        Source of Strength.    FRB policy requires BHCs to serve as sources of financial and managerial strength to their subsidiary banks and, if necessary, to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks in a manner consistent with FRB policy. This support may be required at times when the BHC may not have the resources to provide it. Accordingly, Investors Financial is expected to commit resources to the Bank in circumstances where it might not do so absent such policy.

Investors Bank

        General.    The Bank is subject to extensive regulation and examination by the Commissioner and the Federal Deposit Insurance Corporation ("FDIC"), which insures the Bank's deposits, and to certain requirements established by the FRB. The federal and state laws and regulations which are applicable to banks regulate among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of certain deposited funds and the nature and amount of and collateral for certain loans.

        FDIC Insurance Premiums.    The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act ("FDIA") does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

        Capital Requirements.    The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding BHCs.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

        The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. At December 31, 2004, the Bank was deemed to be a well-capitalized institution.

        The Community Reinvestment Act.    The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions' compliance with CRA as "Outstanding", "Satisfactory", "Needs to Improve" or "Substantial Noncompliance". Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB and the FDIC must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods before they approve certain bank acquisitions, mergers, branch establishments and other transactions proposed by banking organizations. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the Bank's performance in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications. Management believes the Bank is currently in compliance with all CRA requirements.

        Customer Information Security.    The FDIC and other bank regulatory agencies have established standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate Board committee, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

        Privacy.    The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

        USA Patriot Act.    The USA Patriot Act of 2001 (the "USA Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including the Bank, to adopt and implement policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that we are currently in compliance with all requirements prescribed by the USA Patriot Act and all applicable regulations.

        Dividends.    The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under Massachusetts law, the board of directors of a trust company, such as the Bank, may declare from "net profits" cash dividends no more often than quarterly, provided that there is no impairment to the trust company's capital stock. Moreover, prior Commissioner approval is required if the total of all dividends declared by a trust company in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. These restrictions on the Bank's ability to declare and to pay dividends may limit Investors Financial's ability to pay dividends to its stockholders. We cannot predict future dividend payments of the Bank at this time.

        Other Securities Law Issues.    The GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered. Accordingly, the Bank furnishes investment advice to registered investment companies through a separately identifiable department or division of the Bank that is registered with the SEC as an investment adviser. Federal and state laws impose onerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements and disclosure obligations. Currently, management believes that we are in compliance with these requirements.

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

Availability of Filings

        You may access, free of charge, copies of the following documents and related amendments, if any, in the Investor Relations section of our web site at www.ibtco.com:

1)
Our Annual Reports on Form 10-K;

2)
Our Quarterly Reports on Form 10-Q;

3)
Our Current Reports on Form 8-K; and

4)
Our Proxy Statement.

        You may also access, free of charge, copies of the following corporate governance documents in the Investor Relations section of our web site at www.ibtco.com:

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

ITEM 2.    PROPERTIES.

        The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2004:

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

        For more information, see Note 16 of the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS.

        On January 31, 2003, we were named in a class action lawsuit alleging, among other things, violations of California wage and hour laws at our Sacramento and Walnut Creek facilities. The lawsuit was filed in the Superior Court of California, County of Sacramento. In March 2004, a settlement between the parties was approved by the court and administration and payment of the settlement of the claim was completed in June 2004. The Company's payment under the settlement agreement was approximately $0.9 million.

        On June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. ("Opus") and that our individual employee engaged in a breach of fiduciary duties and tortious interference with a contract. Opus had been a subadviser to the Merrimac Funds, for which we act as investment adviser. Upon the expiration of Opus' contract on June 1, 2003, the Merrimac Funds elected not to re-appoint Opus as subadviser. The lawsuit was filed in Superior Court in Worcester, Massachusetts and seeks unspecified damages. The lawsuit is currently in the discovery phase. We believe that the claims are without merit and intend to defend our rights vigorously.

        In July 2000, two of our Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. ("ITC") and Investors Fund Services (Ireland) Ltd. ("IFS"), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF Forex Concept Fund Plc (the "Fund"), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund's investment manager, Ernst & Young, LLP, the Fund's auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund's closing to subscriptions in June 1999.

        In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. We have notified our insurers and intend to defend this claim vigorously. Based on our investigation through December 31, 2004, we do not expect this matter to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

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

	High	Low	Dividend
2004
First quarter	$46.15	$37.87	$0.0175
Second quarter	44.75	34.68	0.0175
Third quarter	48.90	39.79	0.0175
Fourth quarter	50.40	35.00	0.0175
2003
First quarter	$29.50	$21.53	$0.0150
Second quarter	29.50	20.18	0.0150
Third quarter	34.65	27.52	0.0150
Fourth quarter	39.09	31.40	0.0150

        As of January 31, 2005, there were approximately 864 stockholders of record.

        We currently intend to retain the majority of future earnings to fund the development and growth of our business. Our ability to pay dividends on our common stock may depend on the receipt of dividends from Investors Bank. In addition, we may not pay dividends on our common stock if we are in default under certain agreements that we entered into in connection with the sale of the 9.77% Capital Securities by Investors Capital Trust I. See Note 10 of our Notes to Consolidated Financial Statements included with this Report. Any dividend payments by Investors Bank are subject to certain restrictions imposed by federal law and by the Massachusetts Commissioner of Banks. See "Business—Regulation and Supervision" for additional information. Subject to regulatory requirements, we expect to pay an annual dividend to our stockholders, currently estimated to be in an amount equal to $0.08 per share of outstanding common stock (approximately $5.3 million based upon 66,595,349 shares outstanding as of December 31, 2004). We expect to declare and pay such dividend ratably on a quarterly basis.

        The information required under this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the section entitled "Stock Plans" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period (shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share
October 1 - October 31, 2004	41	$42.77
November 1 - November 30, 2004	59	41.66
December 1 - December 31, 2004	2	45.55

	102	$43.36

(1)
All of the shares set forth in the above table were purchased by the Company in connection with the exercise of outstanding options issued by the Company.

        The Company does not currently maintain publicly announced repurchase plans or programs.

ITEM 6. SELECTED FINANCIAL DATA.

        The following table contains certain of our consolidated financial and statistical information, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", our Consolidated Financial Statements and Notes to Consolidated Financial Statements, and other financial information appearing elsewhere in this Report. (Dollars in thousands, except per share and employee data):

	For the Year Ended December 31,
	2004	2003(1)	2002	2001	2000
Statement of Income Data(2):
Noninterest income	$425,491	$336,193	$298,844	$254,487	$170,876
Net interest income	187,680	153,914	138,725	98,355	56,375

Net operating revenues	613,171	490,107	437,569	352,842	227,251
Operating expenses	398,383	344,921	341,395	289,176	177,875

Income before income taxes	214,788	145,186	96,174	63,666	49,376
Income taxes	72,826	52,765	28,737	18,980	15,800

Net income	$141,962	$92,421	$67,437	$44,686	$33,576

Per Share Data(3):
Basic earnings per share	$2.15	$1.42	$1.05	$0.71	$0.57

Diluted earnings per share	$2.09	$1.39	$1.02	$0.68	$0.54

Dividends per share	$0.07	$0.06	$0.05	$0.04	$0.03

Balance Sheet Data:
Total assets at end of period	$11,167,825	$9,223,178	$7,214,740	$5,297,913	$3,811,869
Average Balance Sheet Data:
Interest-earning assets	$9,770,924	$7,556,061	$5,769,971	$4,376,947	$2,753,814
Total assets	10,306,015	8,139,985	6,173,187	4,648,128	2,900,177
Total deposits	4,495,858	3,153,306	2,342,247	2,043,124	1,551,880
Junior subordinated debentures(4)	24,774	24,194	—	—	—
Trust preferred securities(4)	—	—	24,667	25,000	25,000
Common stockholders' equity	625,964	483,923	395,101	307,565	155,809
Selected Financial Ratios:
Return on average equity	22.7%	19.1%	17.1%	14.5%	21.5%
Return on average assets	1.4%	1.1%	1.1%	1.0%	1.2%
Average common equity as a % of average assets	6.1%	5.9%	6.4%	6.6%	5.4%
Dividend payout ratio(5)	3.3%	4.3%	4.9%	5.9%	5.6%
Tier 1 capital ratio(6)	20.5%	17.6%	15.3%	16.6%	13.4%
Leverage ratio(6)	5.9%	5.4%	5.4%	5.8%	5.2%
Noninterest income as % of net operating income	69.4%	68.6%	68.3%	72.1%	75.2%
Other Statistical Data:
Assets processed at end of period(7)	$1,430,471,217	$1,056,871,924	$785,418,321	$813,605,957	$303,236,286
Employees at end of period	2,778	2,413	2,591	2,618	1,779

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

(5)
We intend to retain the majority of future earnings to fund development and growth of our business. We currently expect to pay cash dividends at an annualized rate of $0.08 per share subject to regulatory requirements. Refer to "Market Risk: Liquidity" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

(6)
Refer to "Capital Resources" included within Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

(7)
Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: middle office outsourcing, global custody, multicurrency accounting, fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion together with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which are included elsewhere in this Report. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See "Certain Factors That May Affect Future Results" herein.

Overview

        We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company. We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies. Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services. We have offices located in the United States, Ireland, Canada, and the Cayman Islands with a vast global subcustodian network established to accommodate the international needs of our clients. At December 31, 2004, we provided services for approximately $1.4 trillion in net assets, including approximately $236 billion in foreign net assets.

        We grow our business by selling our services to new clients and by further penetrating our existing clients. We believe that we service less than 10% of the assets managed by our existing clients, and we have traditionally achieved significant success in growing client relationships. Our ability to service new clients and expand our relationships with existing clients depends on our provision of superior client service. Our growth is also affected by overall market conditions, the regulatory environment for us and our clients and the success of our clients in marketing their products.

        We derive our asset servicing revenue from providing these core and value-added services. We derive our net interest income by investing the cash balances our clients leave on deposit with us. Since we price our service offerings on a bundled basis, our share of earnings from these investments is viewed as part of the total compensation that our clients pay us for servicing their assets. In establishing a fee structure for a specific client, we analyze all expected revenue and expenses. We believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results.

        As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity and the prevailing interest rate environment. Over the course of the past two years, we have benefited from the appreciation of the market values of the assets we service for our clients. A significant portion of our core services revenue is based upon the amount of assets under administration. As market values of underlying assets fluctuate, so will our revenue. We have managed this volatility by offering a tiered pricing structure for our asset-based fees. As asset values increase, the basis point fee is reduced for the incremental assets. Many of our value-added services are transactional based, and we receive a fee for each transaction processed. We have continued to experience net interest margin compression during 2004 due to lower spreads, primarily resulting from lower yielding investment securities, as a result of increased purchases of variable-rate securities during 2004. In addition, we experienced prepayments of higher yielding fixed-rate securities during 2004. We primarily reinvested the cash flows from the securities that prepaid in lower yielding variable-rate securities. Our net interest margin compression was also due to prepayment penalties, related to the prepayment of high-rate borrowings, and higher interest rates during the second half of 2004, which caused an increase in average rates paid on our interest-bearing liabilities in 2004 as compared to 2003.

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

        We remain focused on our sales efforts, prudent expense management and increasing our operating efficiency. These goals are complicated by the need to build infrastructure to support our rapid growth, by the need to maintain state-of-the-art systems and by the need to retain and motivate our workforce.

        In our 2004 and 2003 earnings releases, we reported non-GAAP operating income and non-GAAP operating earnings per share information that exclude the effect of the state tax assessment settlement discussed above. We believe that non-GAAP operating earnings provide a more meaningful presentation of our 2003 results of operations because they do not include the one-time tax charge which was unrelated to our core operations. The following table presents a reconciliation between net income and earnings per share presented on the face of our Statements of Income and the non-GAAP measure of net operating income referenced in our earnings releases (Dollars in thousands, except per share data):

GAAP Earnings

	For the Year Ended December 31,
	2004	2003	2002
Income before taxes	$214,788	$145,186	$96,174
Provision for income taxes	72,826	52,765	28,737

Net Income	$141,962	$92,421	$67,437

Earnings per share:
Basic	$2.15	$1.42	$1.05

Diluted	$2.09	$1.39	$1.02

Non-GAAP Operating Earnings

	For the Year Ended December 31,
	2004	2003		2002
Income before taxes	$214,788	$145,186		$96,174
Provision for income taxes	72,826	45,565	(1)	28,737

Net Income	$141,962	$99,621		$67,437

Earnings per share:
Basic	$2.15	$1.53		$1.05

Diluted	$2.09	$1.50		$1.02

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

        Derivative Financial Instruments—Hedge accounting requires that we measure the changes in fair value of derivatives designated as hedges as compared to changes in expected cash flows of the underlying hedged transactions for each reporting period. This process involves the estimation of the expected future cash flows of hedged transactions. Interest rate swaps are valued using a nationally recognized swap valuation model. The LIBOR (London InterBank Offered Rate) curve in this model serves as the basis for computing the market value of the swap portfolio. If interest rates increase, the swaps would gain in value. Conversely, if interest rates decrease, there would be a corresponding decline in the market value of the swap portfolio. The measurement of fair value is based upon market values, however, in the absence of quoted market values, measurement involves the use of valuation models. The use of alternative valuation methodologies could have a significant effect on estimated fair value.

        Defined Benefit Pension Assumptions—Each fiscal year, we must assess and select the discount rate, compensation increase percentage and average return on plan assets assumptions in order to project our benefit obligations under our defined benefit plans. The discount rate is based on the weighted-average yield on high-quality fixed-income investments that are expected to match the plan's projected cash flows. The compensation increase percentage is based upon management's current and expected salary increases. The average return on plan assets is based on the expected return on the plan's current investment portfolio, which can reflect the historical returns of the various asset classes. For the fiscal year ended December 31, 2004, the discount rate, compensation increase and average return on plan assets were 5.8%, 4.0% and 8.5%, respectively. The discount rate was lower by 0.45% compared to December 31, 2003 due to a decline in interest rates. The compensation increase assumption at December 31, 2004 was slightly higher by 0.25% than at December 31, 2003 and the rate of return on plan assets of 8.5% has remained consistent with the prior year. Net periodic pension expense for 2004 was $0.8 million and is expected to be approximately $0.9 million in fiscal year 2005.

        At December 31, 2004, the discount rate assumption for our nonqualified, unfunded, supplemental retirement plan, which covers certain employees, was 5.8%. The compensation increase percentage assumption ranged from 4.0% to 10.0% at December 31, 2004, compared to 3.75% at December 31, 2003. The net periodic expense for 2004 for the supplemental retirement plan was $2.5 million and is expected to be approximately $3.8 million in fiscal year 2005. The increase in the expected pension cost in 2005 is due to a lower discount rate, combined with changes in the participant mortality rates and an increase in the compensation increase percentage assumption.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim reporting period that begins after June 15, 2005, and replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. We currently use the intrinsic-value method to measure compensation cost related to our share-based transactions. We will adopt SFAS 123R in the third quarter of 2005 and are in the process of determining the methodology we will use and the impact on our results of operations and financial condition. We do not anticipate any material impact to our financial condition or results of operations as a result of the adoption of SFAS 123R.

        In March 2004, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. As originally issued, EITF Issue No. 03-1 was to be effective for all annual or interim financial statements for periods beginning after June 15, 2004, however, a partial deferral was issued in September 2004. EITF Issue No. 03-1 addresses the identification of other-than-temporarily impaired investments, and requires that an impairment charge be recognized for other-than-temporarily impaired investments for which there is neither the ability nor intent to hold either until maturity or until the market value of the investment recovers. We continue to monitor the FASB's discussions regarding EITF Issue No. 03-1, and to assess the impact of its application on our financial condition and results of operations.

Certain Factors That May Affect Future Results

        From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which are made under Section 21E of the Securities Exchange Act of 1934 and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K include certain statements regarding liquidity, annual dividend payments, interest rate conditions, interest rate sensitivity, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses, securities lending revenue, net interest income, operating expenses, compensation expense, pension plan and supplemental pension expense, depreciation expense, effective tax rate, the effect on earnings of changes in equity values and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our operating results are subject to fluctuations in interest rates and the securities markets.

        A significant portion of our fees is based on the market value of the assets we process. Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed. Current market conditions, including the recent volatility in the equity markets, can have a material effect on our asset-based fees. While reductions in asset servicing fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will likely have an adverse impact on our earnings. Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees. Also, our net interest income is earned by investing depositors' funds in our investment portfolio and, in small part, by making loans. Changes in interest rates and/or the relationship between short-term and long-term interest rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results.

A material portion of our revenue is derived from our relationship with Barclays Global Investors, N.A. ("BGI") and related entities.

        As a result of our selection to service assets for Barclays Global Investors Canada, Ltd., our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI's iShares and Master Investment Portfolios, BGI accounted for approximately 17% of our net operating revenue during the year ended December 31, 2004. We expect that BGI will continue to account for a significant portion of our net operating revenue. While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons. The loss of BGI's business would cause our net operating revenue to decline significantly and may have an adverse effect on our quarterly and annual results.

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

  •
  The FRB and the FDIC are empowered to assess monetary penalties against, and to order termination of activities by, companies or individuals who violate the law; and

  •
  The NASD maintains certain regulatory requirements that our securities broker affiliate, Investors Securities Services, Inc., must meet. Failure to meet those requirements could lead to severe regulatory action.

        Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for us to be acquired.

Statements of Income

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003.

        Net income for the year ended December 31, 2004 was $142.0 million, up 54% from $92.4 million for the same period in 2003. The principal factors contributing to our net income growth were growth in asset servicing fees of 27% in addition to a 22% increase in net interest income. Net income growth was partially offset by a 16% increase in operating expenses, largely due to new business, additional headcount and technology requirements. Our income statement for the year ended December 31, 2003 reflects the net effect of the first quarter 2003 tax accrual and its later partial reversal resulting from our settlement with the Massachusetts Department of Revenue. Absent the effects of this tax matter, net income for the year ended December 31, 2004 increased 43% from net operating income for the same period in 2003.

Fees and Other Revenue

        The components of fees and other revenue are as follows (Dollars in thousands):

	For the Year Ended December 31,
	2004	2003	Change
Total asset servicing fees	$423,200	$333,586	27%
Other operating income	2,057	2,607	(21)%
Gain on sale of investment	234	—	100%

Total fees and other revenue	$425,491	$336,193	27%

        The largest components of asset servicing fees are custody, accounting and administration, which increased 24% to $314.3 million for the year ended December 31, 2004 from $254.2 million for the same period in 2003. Custody, accounting and administration fees are based in part on the value of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: middle office outsourcing, global custody, multicurrency accounting, fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.

        The change in net assets processed includes the following components (Dollars in billions):

For the Year Ended December 31, 2004
Net assets processed, beginning of period	$1,057

Change in net assets processed:
Sales to new clients	54
Further penetration of existing clients	37
Lost clients	(3)
Fund flows and market gain	285

Total change in net assets processed	373

Net assets processed, end of period	$1,430

        The majority of the increase in assets processed was due to sales to new and existing clients, the ability of our clients to develop and sell product, which generates fund flows that have a direct, positive impact on our business, and higher asset values compared to a year ago. As indicated in the

"Overview" section, our core services fees are generated by charging a fee based upon the value of assets processed. As market values or clients' asset levels fluctuate, so will our revenue. Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility to a certain extent. As asset values increase, the basis point fee typically lowers. When asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

        If the value of equity assets held by our clients were to increase or decrease by 10%, we estimate currently that this, by itself, would cause a corresponding change of approximately 3% in our earnings per share. If the value of fixed-income assets held by our clients were to increase or decrease by 10%, we estimate currently that this, by itself, would cause a corresponding change of approximately 2% in our earnings per share. In practice, earnings per share do not track precisely to the value of the equity and fixed-income markets because conditions present in a market increase or decrease may generate offsetting increases or decreases in other revenue items. For example, market volatility often results in increased transaction fee revenue. Also, market declines may result in increased interest income and sweep fee income as clients move larger amounts of assets into the cash management vehicles that we offer. However, there can be no assurance that these offsetting revenue increases will occur during any future downturn in the equity or fixed-income markets.

        Transaction-driven income includes our ancillary services, such as foreign exchange, cash management and securities lending. Foreign exchange fees were $54.5 million for the year ended December 31, 2004, up 49% from the same period in 2003. The increase in foreign exchange fees is attributable to new clients, increased activity in international markets and volatility in currency markets. Future foreign exchange income is dependent on the level of client activity and the overall volatility in the currencies traded. Cash management fees, which consist of sweep fees, were $26.4 million for the year ended December 31, 2004, up 26% from the same period in 2003. The increase is the result of higher domestic and foreign cash balances held by our clients. Cash management revenue will continue to depend on the level of client balances maintained in our cash management products.

        Investment advisory fees were $15.0 million for the year ended December 31, 2004, up 28% from the same period in 2003. The increase in investment advisory fees is attributable to increased average asset values of the Merrimac Master Portfolio, an investment company for which we act as advisor, and where a portion of excess client cash balances are invested. Future investment advisory fees are dependent upon the asset levels within the Merrimac Master Portfolio, which are driven by overall market conditions, client activity and transaction volumes. Securities lending fees were $10.4 million for the year ended December 31, 2004, up 17% from the same period in 2003, primarily due to improved spreads and volumes. Securities lending transaction volume is positively affected by the market value of the securities on loan, merger and acquisition activity, increased IPO activity and a steeper short-end of the yield curve. If the capital markets continue to experience the aforementioned activity, it is likely that our securities lending revenue will continue to be positively impacted. If we experience a reduction in our securities lending portfolio, lower market values or compression of the spreads earned on our securities lending activity, our securities lending revenue will likely be negatively impacted.

Net Interest Income

        The following table presents the components of net interest income (Dollars in thousands):

	For the Year Ended December 31,
	2004	2003	Change
Interest income	$313,149	$247,094	27%
Interest expense	125,469	93,180	35%

Total net interest income	$187,680	$153,914	22%

        Net interest income is affected by the volume and mix of assets and liabilities, and the movement and level of interest rates. The improvement in our net interest income was primarily due to balance sheet growth, driven by healthy client funding, partially offset by lower investment spreads.

        During 2004 we continued to employ a strategy of prepaying high-rate borrowings and replacing them with lower cost term funding in order to maintain our net interest margin. Prepayment fees were incurred during the first half of 2004 and were $6.8 million, compared to $3.1 million during 2003. This strategy combined with a rising interest rate environment during the second half of 2004 resulted in a 5 basis point increase in the average rate paid on interest-bearing liabilities to 1.39% for the year ended December 31, 2004 from 1.34% for the same period in 2003. The majority of our funding sources are priced based on the Federal Funds rate.

        The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 2004 compared to the year ended December 31, 2003. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Year Ended December 31, 2004 vs. December 31, 2003
	Change Due To Volume	Change Due To Rate	Net
Interest-earning assets
Fed funds sold and securities purchased under resale agreements	$275	$66	$341
Investment securities	69,525	(4,821)	64,704
Loans	1,057	(47)	1,010

Total interest-earning assets	$70,857	$(4,802)	$66,055

Interest-bearing liabilities
Deposits	$17,767	$(6,865)	$10,902
Borrowings	5,311	16,076	21,387

Total interest-bearing liabilities	$23,078	$9,211	$32,289

Change in net interest income	$47,779	$(14,013)	$33,766

        In addition to investing in both variable and fixed-rate securities, we use derivative instruments to manage our exposure to interest rate risks. See the "Market Risk" section for more detailed information.

Operating Expenses

        Total operating expenses were $398.4 million in 2004, up 16% from 2003. The growth in our cost structure was largely driven by the new business that we won during 2004, which required us to invest in headcount and technology. It is expected that only incremental expense associated with new business will be added during 2005. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2004	2003	Change
Compensation and benefits	$205,728	$186,932	10%
Technology and telecommunications	49,816	38,914	28%
Transaction processing services	42,159	33,299	27%
Depreciation and amortization	32,124	27,971	15%
Occupancy	29,032	29,218	(1)%
Professional fees	15,346	11,189	37%
Travel and sales promotion	5,470	4,822	13%
Insurance	4,625	3,203	44%
Other operating expenses	14,083	9,373	50%

Total operating expenses	$398,383	$344,921	16%

        Compensation and benefits increased $18.8 million, or 10%, from 2003. Salaries increased due to higher headcount and annual merit raises by approximately $4.9 million and $3.0 million, respectively, from 2003 to 2004. In addition, incentive payments that are directly tied to our earnings per share outperformance increased approximately $8.6 million from 2003 to 2004. These increases were partially offset by employee costs that shifted to technology and telecommunications expense as part of our outsourcing arrangement with IBM that was entered into in the summer of 2004. Further increases in compensation expense in 2005 will be primarily driven by new business wins, annual merit increases and stock option expenses.

        Technology and telecommunications expense increased $10.9 million, or 28%, from 2003 as a result of increased infrastructure investments in 2004. As mentioned in the Item I. Business section, we entered into an agreement with IBM in the summer of 2004 to outsource certain technical infrastructure services. Service expense under this agreement was $9.5 million during 2004, which included initial start-up costs. The costs of these services are offset by decreases in other technology and telecommunications expenses, as the services were previously performed internally or by other service providers. Future technology and telecommunications expense will be dependent upon the amount of new business we win, client integrations and ongoing improvement to our infrastructure. Generally, we expect technology investment to equal approximately 18-20% of net operating revenue.

        Transaction processing services expense increased 27% from 2003 as a result of higher global asset values and transactions with our subcustodians. Future transaction processing servicing expense will be dependent on asset levels and the volume of client transaction activity.

        Depreciation and amortization expense increased 15% from 2003. This increase resulted from the completion of capitalized software projects in late 2003 and early 2004 and their placement into service. This increase was partially offset by fully depreciated equipment from our 2001 assumption of BGI's North American asset administration unit. We will continue to invest in, and place into service, technology projects in 2005.

        Professional fees expense increased 37% from 2003, primarily due to increased fees associated with the Merrimac Master Portfolio. The Merrimac fees are asset based and have grown along with the assets of the portfolios. Also in 2004, we incurred additional technical consulting fees as we hired external consultants to work on certain technology initiatives. Future professional fees are dependent upon changes in the value of the Merrimac portfolios and upon other business needs for outside professional services.

        Travel and sales promotion expense increased 13% from 2003. Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls with potential clients and traveling to: existing client sites, our offices in New York and California and our foreign subsidiaries. All of these activities may increase in 2005, dependent upon new business leads and other client and business needs.

        Insurance expense was up 44% from 2003. In May 2003, our five-year fixed-rate insurance policy expired, resulting in increased premiums. Our insurance policies are renewed annually and we expect insurance expense in 2005 to continue at approximately the same level as in 2004.

        Other operating expense increased 50% from 2003. The primary contributors to the increase include higher regulatory assessments due to higher deposit liabilities, higher recruiting expense due to increased staffing needs, increased advertising expense and increased miscellaneous office expense due to the overall growth of our business. We expect other operating expense to increase in 2005 due to new business wins.

Income Taxes

        Income taxes were $72.8 million for the year ended December 31, 2004, up 38% from the same period in 2003. This is attributable to a 48% increase in pretax earnings for the year ended December 31, 2004 from the same period in 2003.

        In 2005, we expect that our effective tax rate will approximate 34.5% to 35.5% of pretax income.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002.

        Net income for the year ended December 31, 2003 was $92.4 million, up 37% from $67.4 million for the same period in 2002. This increase was the result of growth in net interest income caused by a decline in our cost of funds due to lower interest rates. The increase was also due to growth in fees and other revenue caused by increased net assets processed related to sales to new and existing clients, fund flows, market appreciation during 2003, and increased client transaction activity. Net income growth was partially offset by a 1% increase in operating expenses and by the additional tax expense incurred as a result of our settlement of a tax assessment by the Commonwealth of Massachusetts.

Fees and Other Revenue

        The components of fees and other revenue are as follows (Dollars in thousands):

	For the Year Ended December 31,
	2003	2002	Change
Total asset servicing fees	$333,586	$296,395	13%
Other operating income	2,607	2,449	6%

Total fees and other revenue	$336,193	$298,844	12%

        The largest components of asset servicing fees are custody, accounting and administration, which increased 10% to $254.2 million. These fees are based in part on the total dollar value of financial assets on the reported date for which we provide one or more of the following services: middle office outsourcing, global custody, multicurrency accounting, fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services. The change in net assets processed includes the following components (Dollars in billions):

For the Year Ended December 31, 2003
Net assets processed, beginning of period	$785

Change in net assets processed:
Sales to new clients	1
Lost clients	(3)
Further penetration of existing clients	39
Fund flows and market gain	235

Total change in net assets processed	272

Net assets processed, end of period	$1,057

        The majority of the increase in assets processed was due to wins from existing clients, the ability of our clients to develop and sell product, which generates fund flows that have a direct, positive impact on our business and higher asset values compared to 2002. As indicated in our overview, our core services fees are generated by charging a fee based upon the value of assets processed. As market values or clients' asset levels fluctuate, so will our revenue. Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility to a certain extent. As asset values increase, the basis point fee typically lowers. When asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

        Transaction-driven income includes our ancillary services, such as foreign exchange, cash management and securities lending. The 49% increase in foreign exchange fees from 2002 is attributable to further penetration of existing clients, the addition of new clients, higher transaction volumes and volatility within the currencies traded by our clients. The 23% increase in cash management fees from 2002 is primarily due to increased client balances. Securities lending fees were down 21% from 2002 primarily due to narrower spreads.

Net Interest Income

        The following table presents the components of net interest income (Dollars in thousands):

	For the Year Ended December 31,
	2003	2002	Change
Interest income	$247,094	$245,526	1%
Interest expense	93,180	106,801	(13)%

Total net interest income	$153,914	$138,725	11%

        The improvement in our net interest income was primarily driven by declining rates on our liabilities. Although the average funding balance increased $1.7 billion in 2003, the average rates paid on interest-bearing liabilities declined more rapidly than the volume increase. Also during 2003, we experienced higher volumes of prepayments from our investment portfolio. The cash flows from these prepayments were reinvested in lower yielding interest-earning assets.

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

Operating Expenses

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

        Total operating expenses were $344.9 million in 2003, up 1% from 2002. The marginal increase in operating expenses, despite strong revenue growth, was due to our prudent expense management and our ability to benefit from technology efficiencies.

        Compensation and benefits expense decreased 3% from 2002 due to a reduction in our average number of employees during 2003 as a result of efficiencies gained through technology enhancements.

        Technology and telecommunications expense decreased 8% from 2002. Significant technology and telecommunications expense was incurred in 2002 related to the integration of the BGI U.S. asset administration unit into our technology infrastructure which was completed in January 2003.

        Transaction processing services expense decreased 1% from 2002. During 2002, we were in the process of converting the assets of the assumed BGI U.S. asset administration unit to our subcustodian network which resulted in significant transaction processing expenses during the conversion period. This conversion was completed during 2002. Absent the expenses associated with the conversion, transaction processing fees increased on an overall basis due to increased volumes of client activity.

        Occupancy expense increased 14% from 2002. This increase was primarily due to increased space in our Boston and Dublin offices to accommodate growth resulting from new client business.

        Depreciation and amortization expense increased 71% from 2002 as a result of the completion of capitalized software projects in late 2002 and 2003 and their placement into service along with additional leasehold improvements as a result of the new space we occupied in Boston and Dublin.

Income Taxes

        Income taxes were $52.8 million for the year ended December 31, 2003, up 84% from the same period in 2002. The factors that contributed to the significant increase in 2003 included a settlement of our tax assessment with the Commonwealth of Massachusetts Department of Revenue and increased pretax earnings.

        The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Fed Funds sold and securities purchased under resale agreements	$52,544	$667	1.27%	$30,236	$326	1.08%	$45,042	$740	1.64%
Investment securities(1)	9,552,816	307,895	3.22	7,398,373	243,191	3.29	5,614,160	241,012	4.29
Loans(2)	165,564	4,587	2.77	127,452	3,577	2.81	110,769	3,774	3.41

Total interest-earning assets	9,770,924	313,149	3.20	7,556,061	247,094	3.27	5,769,971	245,526	4.26

Allowance for loan losses	(100)			(100)			(100)
Noninterest-earning assets(4)	535,191			584,024			403,316

Total assets	$10,306,015			$8,139,985			$6,173,187

Interest-bearing liabilities
Deposits:
Demand	$—	$—	0.00%	$—	$—	0.00%	$823	$4	0.49%
Savings	3,947,865	49,622	1.26	2,667,034	39,809	1.49	1,945,550	42,229	2.17
Time	68,594	1,099	1.60	1,356	10	0.74	1,393	24	1.72
Securities sold under repurchase agreements(3)	4,162,132	54,376	1.31	3,278,555	29,371	0.90	2,449,368	31,166	1.27
Junior subordinated debentures(4)/trust preferred securities	24,774	2,420	9.77	24,194	2,364	9.77	24,667	2,432	9.86
Other borrowings(5)	841,708	17,952	2.13	1,008,036	21,626	2.15	845,246	30,946	3.66

Total interest-bearing liabilities	9,045,073	125,469	1.39	6,979,175	93,180	1.34	5,267,047	106,801	2.03

Noninterest-bearing liabilities:
Demand deposits	252,246			241,594			180,065
Savings	72,536			130,747			124,416
Noninterest-bearing time deposits	154,617			112,575			90,000
Other liabilities	155,579			191,971			116,558

Total liabilities	9,680,051			7,656,062			5,778,086
Equity	625,964			483,923			395,101

Total liabilities and equity	$10,306,015			$8,139,985			$6,173,187

Net interest income		$187,680			$153,914			$138,725

Net interest margin(6)			1.92%			2.04%			2.40%

Average interest rate spread(7)			1.81%			1.93%			2.23%

Ratio of interest-earning assets to interest-bearing liabilities			108.02%			108.27%			109.55%

(1)
Average yield/cost on available for sale securities is based on amortized cost.

(2)
Average yield/cost on demand loans includes only performing loan balances. During the years ended December 31, 2004, 2003 and 2002 there were no nonperforming loan balances.

(3)
Interest expense includes penalties of $2.9 million in 2004 for prepayment of two term repurchase agreements.

(4)
Effective October 1, 2003, the Company adopted the provisions of FIN 46 (revised December 2003), which resulted in the deconsolidation of Investors Capital Trust I, the trust that holds the trust preferred securities.

(5)
Interest expense includes contractual prepayment penalties of $3.9 million, $3.1 million and $7.6 million in 2004, 2003 and 2002, respectively, for prepayment of certain FHLBB borrowings.

(6)
Net interest income divided by total interest-earning assets.

(7)
Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Financial Condition

        At December 31, 2004, our total assets were $11.2 billion, up 21% from December 31, 2003. Average interest-earning assets increased $2.2 billion, or 29%, for the year ended December 31, 2004 compared to the same period last year. Funding for our asset growth was provided by an increase in average client balances of approximately $2.1 billion offset by a decrease in average external borrowings of approximately $0.1 billion for the year ended December 31, 2004.

Investment Portfolio

        Our investment portfolio is used to invest depositors' funds and is a component of our asset processing business. In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	December 31,
	2004	2003	2002
Securities held to maturity:
Mortgage-backed securities	$3,543,961	$2,272,030	$2,033,620
Federal agency securities	2,274,665	1,906,554	1,287,314
State and political subdivisions	124,091	127,632	117,021

Total securities held to maturity	$5,942,717	$4,306,216	$3,437,955

Securities available for sale:
Mortgage-backed securities	$3,854,900	$3,611,980	$2,759,793
State and political subdivisions	404,909	355,828	307,292
Corporate debt	176,546	175,816	174,499
US Treasury securities	118,688	113,701	—
Federal agency securities	—	29,609	30,881
Foreign government securities	10,462	9,703	—

Total securities available for sale	$4,565,505	$4,296,637	$3,272,465

        The overall increases in our held to maturity and available for sale portfolios are attributable to investing client deposits and borrowed funds to effectively utilize the Bank's capital and accommodate client fund flows. The $1.6 billion, or 38%, increase in our held to maturity portfolio from 2003 to 2004 is due to investment security purchases that we expect, as we continue to grow our balance sheet, will protect our net interest margin, while maintaining an acceptable risk profile. The investment security purchases primarily included floating-rate mortgage-backed and Small Business Administration ("SBA") securities, which offer an attractive yield and reprice as interest rates increase. Our held to maturity portfolio securities are purchased with an intent and ability to hold to maturity. The held to maturity investment portfolio is not viewed as our primary source of funds to satisfy liquidity needs.

        The $0.3 billion, or 6%, increase in our available for sale portfolio from 2003 to 2004 is due to purchases of mortgage-backed securities, which allow us to diversify our portfolio with assets that reprice more frequently. In addition, we believe that we are able to take advantage of attractive yield and limited extension risk which aligns with our asset and liability strategy. Refer to the gap analysis under the "Market Risk" section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

        The average balance of our combined investment portfolios for the year ended December 31, 2004 was $9.6 billion, with an average yield of 3.22%, compared to an average balance of $7.4 billion with an average yield of 3.29% during 2003. The decline in yield is primarily due to an increase in the level of variable-rate securities in our investment portfolio during 2004 and prepayments of higher yielding fixed-rate securities. During the second half of 2004 interest rates began to increase, resulting in lower prepayments. For the years ended December 31, 2004 and 2003, we recognized net amortization of $40.7 million and $39.2 million, respectively. If interest rates rise during 2005, we would expect slower prepayments and our overall yield to increase as our variable-rate securities reprice. Conversely, if interest rates were to decline in 2005, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and risk.

        We invest in mortgage-backed securities and Federal agency securities to increase the total return of the investment portfolio. Mortgage-backed securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk. Credit risk results from the possibility that a loss may occur if a counterparty is unable to meet the terms of the contract. Prepayment risk results from the possibility that changes in interest rates may cause mortgage-backed securities to be paid off prior to their maturity dates. Federal agency bonds generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk. Credit risk results from the possibility that the Federal agency issuing the securities may be unable to meet the terms of the security. Credit risk related to mortgage-backed securities and Federal agency bonds is substantially reduced by payment guarantees and credit enhancements.

        We invest in municipal securities to generate stable, tax advantaged income. Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but their after-tax yields are comparable. Municipal securities are subject to call risk. However, all municipal securities that we invest in are insured and AAA rated. Call risk is similar to prepayment risk and results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the issuing municipality prior to the maturity date of the bond.

        The carrying value, weighted-average yield, and contractual maturity of our securities held to maturity at December 31, 2004 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—	$27,463	4.49%	$12,591	4.78%	$3,503,907	3.27%
Federal agency securities	—	—	2,407	2.32	106,572	3.04	2,165,686	3.17
State and political subdivisions	—	—	5,804	5.90	13,408	4.73	104,879	5.11

Total securities held to maturity	$—	—	$35,674	4.57%	$132,571	3.37%	$5,774,472	3.26%

        The carrying value, weighted-average yield, and contractual maturity of our securities available for sale at December 31, 2004 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	0.00%	$50,591	3.25%	$654	3.88%	$3,803,655	3.95%
State and political subdivisions	6,625	4.28	138,631	4.71	237,448	4.32	22,205	5.12
Corporate debt	—	—	—	—	—	—	176,546	3.11
US Treasury securities	—	—	65,232	2.57	53,456	2.17	—	—
Foreign government	—	—	10,462	3.82	—	—	—	—

Total securities available for sale	$6,625	4.28%	$264,916	3.87%	$291,558	3.92%	$4,002,406	3.92%

        Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Loan Portfolio

        Our loan portfolio decreased $65.0 million, or 33%, from 2003 to 2004 primarily due to a decline in client overdrafts and line of credit advances.

        The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

	December 31,
	2004	2003	2002	2001	2000
Loans to mutual funds	$22,520	$104,954	$49,372	$50,359	$86,316
Loans to individuals	69,402	67,641	76,263	164,443	40,198
Loans to others	42,708	27,035	18,202	17,411	2,855

	134,630	199,630	143,837	232,213	129,369
Less: allowance for loan losses	(100)	(100)	(100)	(100)	(100)

Net loans	$134,530	$199,530	$143,737	$232,113	$129,269

Floating Rate	$134,618	$199,618	$143,825	$232,189	$129,337
Fixed Rate	12	12	12	24	32

	$134,630	$199,630	$143,837	$232,213	$129,369

        We make loans to individually managed account customers and to mutual funds and other pooled product clients. We offer overdraft protection and lines of credit to our clients for the purpose of funding redemptions, covering overnight cash shortfalls, leveraging portfolios and meeting other client borrowing needs. Virtually all loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the Prime rate or the Federal Funds rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by us for the borrower. We monitor the value of collateral daily to ensure the amount of collateral held by us exceeds the loan balance by a certain threshold. Loans to mutual funds and other pooled product clients include unsecured lines of credit that may, in the event of default, be collateralized at our option by securities held in custody by us for those clients. Loans to individually managed account customers, mutual funds and other pooled product clients also include advances that we make to certain clients pursuant to the terms of our custody agreements with those clients to facilitate securities transactions and redemptions.

        At December 31, 2004, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

        Our credit loss experience has been excellent. There have been no loan charge-offs in the last five years, or in the history of our Company. It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan's collateral is not sufficient to cover both principal and accrued interest. As of December 31, 2004, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings. Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has an allowance for loan losses of $0.1 million at December 31, 2004, a level which has remained consistent for the past five years. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Deposits

        Total deposits were $5.4 billion at December 31, 2004, up 28% from December 31, 2003. The increase in our deposit balances is a direct result of the growth in assets processed from our custody business. We effectively utilized these cash balances to fund a significant portion of our asset growth. The following table represents the average balance and weighted-average yield paid on deposits (Dollars in thousands):

	December 31, 2004		December 31, 2003
	Average Balance	Weighted- Average Yield	Average Balance	Weighted- Average Yield
Interest-bearing:
Savings	$3,947,865	1.26%	$2,667,034	1.49%
Time deposits	68,594	1.60	1,356	0.74

	$4,016,459	1.26%	$2,668,390	1.49%

Noninterest-bearing:
Demand deposits	$252,246	—	$241,594	—
Savings	72,536	—	130,747	—
Time deposits	154,617	—	112,575	—

	$479,399		$484,916

Repurchase Agreements and Short-Term and Other Borrowings

        Asset growth was funded in part by increased securities sold under repurchase agreements. Repurchase agreements increased $1.0 billion, or 31%, from 2003 to 2004. The majority of our repurchase agreements are with clients who prefer a more collateralized form of deposit. Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand. We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits. The average balance of securities sold under repurchase agreements for the year ended December 31, 2004 was $4.2 billion with an average cost of approximately 1.31%, compared to an average balance of $3.3 billion and an average cost of approximately 0.90% for the same period last year. The rate increase is due to a higher interest rate environment during the last half of 2004 and to a prepayment fee of $2.9 million incurred in 2004. There were no prepayment fees for the year ended December 31, 2003.

        Short-term and other borrowings decreased $0.5 billion, or 46%, from 2003 to 2004. We use short-term and other borrowings to offset variability of deposit flow. The average balance of short-term and other borrowings for the year ended December 31, 2004 was $0.8 billion with an average cost of approximately 2.13%, compared to an average balance of $1.0 billion and an average cost of approximately 2.15% for the same period last year. The average cost of borrowing for the years ended December 31, 2004 and 2003 included prepayment fees of $3.9 million and $3.1 million, respectively. These fees were incurred to employ an asset and liability strategy in which we replaced high cost borrowings with new borrowings at lower rates.

Market Risk

        Our clients, in the course of their financial asset management, maintain cash balances, which they can deposit with us on a short-term basis in interest-bearing accounts or client repurchase agreements. We either directly invest these cash balances to earn interest income, or place these deposits in third-party vehicles and remit a portion of the earnings on these investments to our clients after deducting a fee as our compensation for investing clients' funds in these investment vehicles. In the conduct of these activities, we are subject to market risk.

        Market risk is the risk of an adverse financial impact from changes in market prices and interest rates. The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility. The active management of market risk is integral to our operations. The objective of interest rate sensitivity management is to provide sustainable net interest income under various economic conditions.

        Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities. These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements. For example, we have established a policy limit stating that projected net interest income over the next twelve months will not change by more than 10% given a change in interest rates of up to 200 basis points (+ or –) over twelve months. Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our capital.

        The day-to-day responsibility for oversight of the Asset and Liability Management function has been delegated by our Board of Directors to our Asset and Liability Committee ("ALCO"). ALCO is a senior management committee consisting of the Chief Executive Officer, the President, the Chief Financial Officer, the Chief Risk Officer and members of the Treasury function. ALCO meets twice monthly. Our primary tool in managing interest rate sensitivity is an income simulation model. Key assumptions in the simulation model include the timing of cash flows, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity. The model assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. These assumptions are inherently uncertain, and as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

        The results of the income simulation model as of December 31, 2004 and 2003 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 7.13% and 7.83%, respectively, which is within our 10% policy limit. We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0% because of the low likelihood that rates will decrease to below 0%. This modified simulation would also result in a reduction in projected net interest income of 0.16% and 11.42% at December 31, 2004 and 2003, respectively. In 2003, the Company's Board of Directors approved a temporary exception to the 10% limit for decreases in interest rates, as a 200 basis point reduction would have moved interest rates into a negative position.

        We also use gap analysis as a secondary tool to manage our interest rate sensitivity. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. As shown in the cumulative gap position in the table presented below, at December 31, 2004, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us. Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize. During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize. Other important determinants of net interest income are general rate levels, balance sheet growth and mix, and interest rate spreads. We continue to run a closely matched balance sheet by investing the majority of our assets in short duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

        We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Client deposits and repurchase agreements, which are predominantly short term, are our primary sources of funds. We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure. The effect of the swap agreements is to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities. The weighted-average fixed-payment rates were 3.09% and 3.92% at December 31, 2004 and 2003, respectively. Variable-interest payments received are currently indexed to the overnight Federal Funds rate. At December 31, 2004 and 2003, the weighted-average rate of variable market-indexed interest payment obligations to the Company were 2.22% and 1.70%, respectively. The original terms range from 2 to 40 months. These contracts had net fair values of approximately $1.5 million and $(14.9) million at December 31, 2004 and 2003, respectively.

        The following table presents the repricing schedule for our interest-earning assets and interest-bearing liabilities at December 31, 2004 (Dollars in thousands):

	Within Three Months	Three To Six Months	Six To Twelve Months	One Year to Five Years	Over Five Years	Total
Interest-earning assets(1):
Investment securities(2,3)	$5,751,344	$695,135	$1,163,591	$2,440,157	$421,475	$10,471,702
Loans—variable- rate	134,618	—	—	—	—	134,618
Loans—fixed rate	—	—	—	12	—	12

Total interest-earning assets	5,885,962	695,135	1,163,591	2,440,169	421,475	10,606,332
Interest-bearing liabilities:
Savings accounts	4,324,303	—	—	38,592	—	4,362,895
Time deposits	97,669	—	—	—	—	97,669
Interest rate contracts	(1,560,000)	90,000	240,000	1,230,000	—	—
Securities sold under repurchase agreements	3,505,497	—	100,000	650,000	—	4,255,497
Short-term and other borrowings	544,681	—	—	50,000	—	594,681
Junior subordinated debentures	—	—	—	24,774	—	24,774

Total interest-bearing liabilities	6,912,150	90,000	340,000	1,993,366	—	9,335,516

Net interest sensitivity gap during the period	$(1,026,188)	$605,135	$823,591	$446,803	$421,475	$1,270,816

Cumulative gap	$(1,026,188)	$(421,053)	$402,538	$849,341	$1,270,816

Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	85.15%	93.99%	105.48%	109.10%	113.61%

Interest-sensitive assets as a percent of total assets (cumulative)	52.70%	58.93%	69.35%	91.20%	94.97%

Net interest sensitivity gap as a percent of total assets	(9.19%)	5.42%	7.37%	4.00%	3.77%

Cumulative gap as a percent of total assets	(9.19%)	(3.77%)	3.60%	7.61%	11.38%

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

(3)
Excludes $5.4 million of unsettled securities purchases and $31.0 million of net unrealized gains as of December 31, 2004.

Liquidity

        Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

        Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, Federal Reserve Discount Window, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, and fees collected from asset administration clients. As a result of our management of liquid assets and our ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors' needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.08 per share for 2005 (approximately $5.3 million based upon 66,595,349 shares outstanding as of December 31, 2004).

        Our ability to pay dividends on Common Stock may depend on the receipt of dividends from the Bank. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. During all periods presented in this report, the Company did not require dividends from the Bank in order to fund the Company's own dividends. In addition, we may not pay dividends on our Common Stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities. The Capital Securities were issued by Investors Capital Trust I, ("ICTI"), a Delaware statutory business trust sponsored by us, and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve.

        We have informal borrowing arrangements with various counterparties. Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate. The aggregate amount of these borrowing arrangements as of December 31, 2004 was $3.2 billion. Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding. Our borrowings under these arrangements are typically on an overnight basis. We cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on our operations.

        We also have Master Repurchase Agreements in place with various counterparties. Each counterparty has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at December 31, 2004 was $5.6 billion.

        On April 19, 2004, the Federal Home Loan Bank of Boston ("FHLBB") implemented a new capital structure mandated for all Federal Home Loan Banks by the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB's regulator, the Federal Housing Finance Board. The Bank's capital stock investment in the FHLBB totaled $50 million as of December 31, 2004. The $50 million capital stock investment includes both a $25 million membership component and a $25 million activity-based component. The Bank's $50 million capital stock investment in the FHLBB provides a borrowing capacity of approximately $555 million. Under the new capital plan, FHLBB capital stock investments require a five-year advance notice of withdrawal. The amount outstanding under this arrangement at December 31, 2004 was $250 million. Additional borrowing is available to the Bank based on prescribed collateral levels and increased investment in FHLBB capital stock. The Bank currently has no plans to increase its investment in FHLBB capital stock.

        The following table details our contractual obligations as of December 31, 2004 (Dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual obligations
Debt obligations(1)	$594,681	$544,681	$50,000	$—	$—
Repurchase agreements	4,255,497	3,605,497	600,000	50,000	—
Junior subordinated debentures(2)	24,000	—-	24,000	—	—
Operating lease obligations	122,904	30,294	50,834	19,935	21,841

Total	$4,997,082	$4,180,472	$724,834	$69,935	$21,841

(1)
Debt obligations presented are variable in nature and do not include interest amounts.

(2)
These securities ultimately mature in 2027, however, we have the right to redeem the securities as early as 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Other commitments
Unused commitments to lend	$978,776	$804,673	$174,103	$—	$—
Fixed price purchase contracts	672,193	672,193	—	—	—
Other	159,620	25,913	53,368	52,038	28,301

Total	$1,810,589	$1,502,779	$227,471	$52,038	$28,301

        Included in the Other commitments line presented above are contracts in which we are obligated to utilize the data processing services of Electronic Data Systems ("EDS") through December 31, 2005, SEI Investments Company through December 31, 2009 and International Business Machines Corporation ("IBM") through June 30, 2011. The IBM agreement was signed in the summer of 2004. Under the terms of this new agreement, IBM provides to us help desk, identification administration, network management, deskside services, server monitoring and management, on demand computing services and webhosting. Certain of these services were previously provided by EDS. The commitment to pay for these services is based upon transaction volumes and includes inflationary price clauses.

Capital Resources

        Historically, we have financed our operations principally through internally generated cash flows. We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs. We lease computing equipment through operating leases. Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs. As a result, our capital expenditures were $23.6 million and $29.5 million for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, capital expenditures were comprised of approximately $15.4 million in capitalized software and projects in process, $7.9 million in fixed assets, and $0.3 million in leasehold improvements. For the year ended December 31, 2003, capital expenditures were comprised of approximately $15.7 million in capitalized software and projects in process, $7.4 million in fixed assets, and $6.4 million in leasehold improvements. Leasehold improvement expenditures for the year ended December 31, 2003 were primarily related to increased space in our Dublin office, which was needed to support new business.

        Stockholders' equity at December 31, 2004 was $712.3 million, up 32% from 2003, primarily due to net income growth in 2004 and the issuance of common stock related to option exercises and employee stock purchase plan purchases. The ratio of average stockholders' equity to average assets remained constant at approximately 6% for December 31, 2004 and 2003.

        The FRB has adopted capital adequacy guidelines applicable to United States banking organizations. The FRB's capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least 50% of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject to certain limitations), less goodwill and other nonqualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, not included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

        In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital to its average total consolidated assets (the "Leverage Ratio") of 3.0%. Total average consolidated assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated BHCs. All other BHCs are required to maintain a minimum Leverage Ratio of 4.0%. BHCs with supervisory, financial, operational or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Because we anticipate significant future growth, we will be required to maintain a Leverage Ratio of 4.0% or higher.

        We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB's capital adequacy guidelines. At December 31, 2004, our Total Risk-Based Capital Ratio and Leverage Ratio were 20.54% and 5.85%, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES.

  Evaluation of Disclosure Controls and Procedures

        As of December 31, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the Securities and Exchange Commission. Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of December 31, 2004, our disclosure controls were effective.

REPORT OF MANAGEMENT TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

February 28, 2005

To the Board of Directors and Stockholders:

Financial Statements

        The management of Investors Financial Services Corp. and its subsidiaries, ("the Company") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in the Consolidated Financial Statements of the Company contained in this Report. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

Internal Control

        Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America. The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

        Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2004.

        The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include representatives of any large customers of the institution. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

        Deloitte & Touche, LLP, an Independent Registered Public Accounting Firm, has reported on management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

/s/ KEVIN J. SHEEHAN
Kevin J. Sheehan Chairman and Chief Executive Officer
/s/ JOHN N. SPINNEY, JR.
John N. Spinney, Jr. Senior Vice President Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Investors Financial Services Corp.:

        We have audited management's assessment, included in the accompanying Report of Management to Stockholders, that Investors Financial Services Corp. and subsidiaries (the "Company") maintained effective internal control over financial reporting, as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 28, 2005, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
February 28, 2005

ITEM 9B. OTHER INFORMATION

        On November 15, 2004, the Company granted options to purchase shares of the Company's common stock to executive officers in the amounts set forth below. The stock option agreements relating to these grants have been filed as exhibits to this Report.

Name	Number of Shares Underlying Option Grant
Kevin J. Sheehan	93,514
Michael F. Rogers	90,697
Edmund J. Maroney	36,736
John N. Spinney, Jr.	20,000
Robert D. Mancuso	111,294

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required under this item is incorporated herein by reference to the information in the sections entitled "Directors and Executive Officers," "Election of Directors" and "Compensation and Other Information Concerning Directors and Executive Officers" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Officers" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Management and Principal Holders of Voting Securities" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Certain Relationships and Related Transactions" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required under this item is incorporated herein by reference to the information in the section entitled "Ratification of Selection of Independent Registered Public Accounting Firm" contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements.

For the following consolidated financial information included herein, see Index on Page F-1:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003.
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements.
2. Financial Statement Schedules.
None.
3. List of Exhibits.
Exhibit No.		Description
3.1	(12)	Certificate of Incorporation of the Company
3.2	(8)	Certificate of Amendment of Certificate of Incorporation of the Company
3.3	(11)	Certificate of Amendment of Certificate of Incorporation of the Company
3.4	(14)	Certificate of Amendment of Certificate of Incorporation of the Company
3.5	(12)	Amended and Restated Bylaws of the Company
4.1	(12)	Specimen certificate representing the Common Stock of the Company
4.2	(12)	Stockholder Rights Plan
4.3	(6)	Amendment No.1 to Stockholder Rights Plan
4.4	(9)	Amendment No.2 to Stockholder Rights Plan
10.1	(13)*	Amended and Restated 1995 Stock Plan
10.2	(13)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3	(12)	Information Technology Services Contract between the Company and Electronic Data Systems, Inc., dated September 20, 1995
10.4	(1)	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts
10.5	(16)*	1997 Employee Stock Purchase Plan, as amended.
10.6	(2)	Amended and Restated Declaration of Trust among the Company and the Trustees named therein, dated January 31, 1997
10.7	(2)	Indenture between the Company and The Bank of New York, dated January 31, 1997
10.8	(2)	Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997
10.9	(2)	Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New York as Capital Securities Guarantee Trustee, dated January 31, 1997

10.10	(10)	First Amendment, effective January 1, 2000 to Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.11	(10)*	Amended and Restated Employment Agreement between the Company and Kevin Sheehan
10.12	(10)*	Change of Control Employment Agreement between the Company and Kevin Sheehan
10.13	(10)*	Amended and Restated Employment Agreement between the Company and Michael Rogers
10.14	(10)*	Change of Control Employment Agreement between the Company and Michael Rogers
10.15	(10)*	Amended and Restated Employment Agreement between the Company and Edmund Maroney
10.16	(10)*	Change of Control Employment Agreement between the Company and Edmund Maroney
10.17	(10)*	Amended and Restated Employment Agreement between the Company and Robert Mancuso
10.18	(10)*	Change of Control Employment Agreement between the Company and Robert Mancuso
10.19	(10)*	Amended and Restated Employment Agreement between the Company and John Henry
10.20	(10)*	Change of Control Employment Agreement between the Company and John Henry
10.21	(12)*	Change of Control Employment Agreement between the Company and John N. Spinney, Jr.
10.22	(13)*	Employment Agreement between the Company and John N. Spinney, Jr.
10.23	(16)	Information Technology Services Agreement dated July 1, 2004 between the Company and International Business Machines Corporation.
10.24	*	Stock Option Agreement dated November 15, 2004 between the Company and Kevin J. Sheehan
10.25	*	Stock Option Agreement dated November 15, 2004 between the Company and Kevin J. Sheehan
10.26	*	Stock Option Agreement dated November 15, 2004 between the Company and Michael F. Rogers
10.27	*	Stock Option Agreement dated November 15, 2004 between the Company and Michael F. Rogers

10.28	*	Stock Option Agreement dated November 15, 2004 between the Company and Edmund J. Maroney
10.29	*	Stock Option Agreement dated November 15, 2004 between the Company and Edmund J. Maroney
10.30	*	Stock Option Agreement dated November 15, 2004 between the Company and John N. Spinney, Jr.
10.31	*	Stock Option Agreement dated November 15, 2004 between the Company and Robert D. Mancuso
21.1	(15)	Subsidiaries of the Company
23.1		Consent of Deloitte & Touche LLP
24.1	(15)	Power of Attorney
31.1		Certificate of Kevin J. Sheehan, Chief Executive Officer
31.2		Certificate of John N. Spinney, Jr., Chief Financial Officer
32.1		Certification of Kevin J. Sheehan, Chief Executive Officer, and John N. Spinney, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9)
Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 25, 2000.

(10)
Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2000.

(11)
Previously filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on November 5, 2001 (File No. 333-72786).

(12)
Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2001.

(13)
Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2002.

(14)
Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 2003.

(15)
Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2003 and filed with the Commission on February 20, 2004.

(16)
Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 2004.

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

  (d)
  Financial Statement Schedules.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 28th day of February, 2005.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the 28th day of February, 2005.

Signature	Title(s)

/s/ KEVIN J. SHEEHAN Kevin J. Sheehan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer); Director
/s/ MICHAEL F. ROGERS Michael F. Rogers	President
/s/ JOHN N. SPINNEY, JR. John N. Spinney, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ ROBERT B. FRASER Robert B. Fraser	Director
/s/ DONALD G. FRIEDL Donald G. Friedl	Director

/s/ JAMES M. OATES James M. Oates	Director
/s/ PHYLLIS S. SWERSKY Phyllis S. Swersky	Director
/s/ THOMAS P. MCDERMOTT Thomas P. McDermott	Director
/s/ FRANK B. CONDON, JR. Frank B. Condon, Jr.	Director
/s/ EDWARD F. HINES Edward F. Hines	Director

INVESTORS FINANCIAL SERVICES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Investors Financial Services Corp.

        We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp. and subsidiaries (collectively the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        As noted in Note 10 to the consolidated financial statements, effective October 1, 2003, the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") 51."

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2005

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Dollars in thousands, except per share data)

	December 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$49,059	$39,689
Securities held to maturity (fair value of $5,937,462 and $4,308,578 at December 31, 2004 and 2003, respectively) (Note 3)	5,942,717	4,306,216
Securities available for sale (Note 3)	4,565,505	4,296,637
Nonmarketable equity securities (Note 3)	50,000	50,000
Loans, less allowance for loan losses of $100 at December 31, 2004 and 2003 (Note 4)	134,530	199,530
Accrued interest and fees receivable	89,292	72,816
Equipment and leasehold improvements, less accumulated depreciation of $61,017 and $47,683 at December 31, 2004 and 2003, respectively (Note 5)	67,883	76,420
Goodwill	79,969	79,969
Other assets	188,870	101,901

TOTAL ASSETS	$11,167,825	$9,223,178

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits (Note 6):
Demand	$690,308	$334,823
Savings	4,448,405	3,682,295
Time	257,669	190,000

Total deposits	5,396,382	4,207,118
Securities sold under repurchase agreements (Note 7)	4,255,497	3,258,001
Short-term and other borrowings (Note 8)	594,681	1,098,087
Due to brokers for open trades payable	5,475	—
Junior subordinated deferrable interest debentures (Note 10)	24,774	24,774
Accrued taxes and other expenses	54,967	52,222
Other liabilities	123,787	42,719

Total liabilities	10,455,563	8,682,921

Commitments and contingencies (Note 16)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none in 2004 and 2003)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000 and 100,000,000 in 2004 and 2003, respectively; issued and outstanding: 66,595,349 and 65,436,788 in 2004 and 2003, respectively)	667	655
Surplus	272,536	242,662
Deferred compensation	(572)	(1,076)
Retained earnings	418,034	280,701
Accumulated other comprehensive income, net	23,888	17,865
Treasury stock, at cost (73,235 and 26,508 shares in 2004 and 2003, respectively)	(2,291)	(550)

Total stockholders' equity	712,262	540,257

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,167,825	$9,223,178

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

	December 31, 2004	December 31, 2003	December 31, 2002
FEES AND OTHER REVENUE:
Asset servicing fees:
Core service fees	$314,272	$254,225	$231,520
Ancillary service fees	108,928	79,361	64,875

Total asset servicing fees	423,200	333,586	296,395

Other operating income	2,057	2,607	2,449
Gain on sale of investment	234	—	—

Total fees and other revenue	425,491	336,193	298,844

Interest income	313,149	247,094	245,526
Interest expense	125,469	93,180	106,801

Net interest income	187,680	153,914	138,725

Net operating revenue	613,171	490,107	437,569

OPERATING EXPENSES:
Compensation and benefits	205,728	186,932	192,785
Technology and telecommunications	49,816	38,914	42,190
Transaction processing services	42,159	33,299	33,713
Depreciation and amortization	32,124	27,971	16,357
Occupancy	29,032	29,218	25,602
Professional fees	15,346	11,189	11,829
Travel and sales promotion	5,470	4,822	5,819
Insurance	4,625	3,203	945
Other operating expenses	14,083	9,373	12,155

Total operating expenses	398,383	344,921	341,395

INCOME BEFORE INCOME TAXES	214,788	145,186	96,174
Provision for income taxes (Note 9)	72,826	52,765	28,737

NET INCOME	$141,962	$92,421	$67,437

BASIC EARNINGS PER SHARE	$2.15	$1.42	$1.05

DILUTED EARNINGS PER SHARE	$2.09	$1.39	$1.02

COMPREHENSIVE INCOME:
Net income	$141,962	$92,421	$67,437
Other comprehensive income (Note 12):
Net unrealized investment (loss) gain	(7,854)	(12,963)	31,944
Net unrealized derivative instrument gain (loss)	13,031	12,019	(9,516)
Cumulative translation adjustment	846	577	—

Other comprehensive income (loss)	6,023	(367)	22,428

Comprehensive income	$147,985	$92,054	$89,865

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2004, 2003, and 2002

(Dollars in thousands, except per share data)

	December 31, 2004	December 31, 2003	December 31, 2002
Common shares
Balance, beginning of year	65,436,788	64,775,042	31,971,404
Exercise of stock options	1,114,051	548,069	490,827
Common stock issuance	91,237	129,371	143,889
Common stock repurchased	(46,727)	(15,694)	—
Stock dividend, two-for-one split	—	—	32,168,922

Balance, end of year	66,595,349	65,436,788	64,775,042

Treasury shares
Balance, beginning of year	26,508	10,814	10,814
Common stock repurchased	46,727	15,694	—

Balance, end of year	73,235	26,508	10,814

Common stock
Balance, beginning of year	$655	$648	$320
Exercise of stock options	12	6	5
Common stock issuance	—	1	1
Stock dividend, two-for-one split	—	—	322

Balance, end of year	$667	$655	$648

Surplus
Balance, beginning of year	$242,662	$233,337	$222,440
Exercise of stock options	16,056	2,971	2,864
Tax benefit from stock options	10,651	3,008	4,152
Common stock issuance	3,355	3,386	3,881
Stock option forfeiture	(188)	(40)	—

Balance, end of year	$272,536	$242,662	$233,337

Deferred compensation
Balance, beginning of year	$(1,076)	$(1,599)	$(2,563)
Stock option forfeiture	188	40	—
Amortization of deferred compensation	316	483	964

Balance, end of year	$(572)	$(1,076)	$(1,599)

Retained earnings
Balance, beginning of year	$280,701	$192,184	$128,288
Net income	141,962	92,421	67,437
Stock dividend, two-for-one split	—	—	(322)
Cash dividend, $0.07, $0.06 and $0.05 per share in the years ended December 31, 2004, 2003 and 2002, respectively	(4,629)	(3,904)	(3,219)

Balance, end of year	$418,034	$280,701	$192,184

Accumulated other comprehensive income (loss), net
Balance, beginning of year	$17,865	$18,232	$(4,196)
Net unrealized investment (loss) gain	(7,854)	(12,963)	31,944
Net unrealized derivative instrument gain (loss)	12,973	11,785	(11,129)
Amortization of transition-related adjustment	—	234	1,613
Amortization of terminated interest rate swap agreements	58	—	—
Effect of foreign currency translation	846	577	—

Balance, end of year	$23,888	$17,865	$18,232

Treasury stock
Balance, beginning of year	$(550)	$—	$—
Common stock repurchased (46,727 shares at an average price of $37.24 in 2004 and 15,694 shares at an average price of $35.07 in 2003)	(1,741)	(550)	—

Balance, end of year	$(2,291)	$(550)	$—

Total Stockholders' Equity	$712,262	$540,257	$442,802

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	December 31, 2004	December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,962	$92,421	$67,437

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	28	8	—
Depreciation and amortization	32,124	27,971	16,357
Amortization of deferred compensation	316	483	964
Amortization of premiums on securities, net of accretion of discounts	40,743	39,200	12,795
Gain on sale of investment	(234)	—	—
Deferred income taxes	2,997	5,651	3,972
Changes in assets and liabilities:
Accrued interest and fees receivable	(16,476)	(5,555)	(7,510)
Other assets	(89,667)	(29,878)	(25,618)
Accrued taxes and other expenses	2,745	21,465	2,841
Other liabilities	106,795	6,221	(10,588)

Net cash provided by operating activities	221,333	157,987	60,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from paydowns/maturities of securities available for sale	1,392,295	1,608,656	699,980
Proceeds from paydowns/maturities of securities held to maturity	1,410,133	1,902,187	2,212,594
Proceeds from sale of securities available for sale	25,041	—	—
Purchases of securities available for sale	(1,704,293)	(2,666,066)	(2,020,022)
Purchases of securities held to maturity	(3,078,456)	(2,794,414)	(2,520,097)
Net increase (decrease) in due to brokers for open trades payable	5,475	(286,843)	—
Net decrease (increase) in loans	65,000	(55,793)	88,376
Purchases of equipment and leasehold improvements	(23,559)	(29,495)	(48,579)

Net cash used in investing activities	(1,908,364)	(2,321,768)	(1,587,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits	355,485	(49,638)	(122,606)
Net increase in time and savings deposits	833,779	923,838	1,176,647
Net increase in securities sold under repurchase agreements	997,496	956,027	638,662
Net (decrease) increase in short-term and other borrowings	(503,406)	356,980	(169,174)
Proceeds from exercise of stock options	16,068	2,977	2,869
Proceeds from issuance of common stock	3,355	3,387	3,882
Common stock repurchase	(1,741)	(550)	—
Repurchase of company-obligated, mandatorily redeemable, preferred securities of subsidiary trust	—	—	(1,000)
Dividends paid to stockholders	(4,629)	(3,904)	(3,219)

Net cash provided by financing activities	1,696,407	2,189,117	1,526,061

EFFECT OF EXCHANGE RATES ON CHANGES IN CASH	(6)	(215)	—
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	9,370	25,121	(1,037)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	39,689	14,568	15,605

CASH AND DUE FROM BANKS, END OF YEAR	$49,059	$39,689	$14,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$121,542	$91,858	$105,386

Cash paid for income taxes	$77,819	$39,859	$24,989

SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Change in due to brokers for open trades payable	$—	$—	$286,843

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS

        Investors Financial Services Corp. ("IFSC") provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company ("the Bank"). As used herein, the defined term "the Company" shall mean IFSC together with the Bank and its domestic and foreign subsidiaries. The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies. Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services. The Company is subject to regulation by the Federal Deposit Insurance Corporation, the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers, Inc. ("NASD"), the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority, and the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration.

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

        Value-added services—The Company recognizes revenue from its value-added services, such as foreign exchange, securities lending and cash management services, based on the specific type of transaction processed. Value-added services revenue is considered earned daily as transactions are processed or services are provided.

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

        The specific identification method is used to determine gains and losses on sales of securities. Amortization and accretion of debt securities purchased at a premium or discount are amortized or accreted into income by a method which approximates the effective yield. The Company applies Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91") for the amortization of premiums and accretion of discounts.

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

        Long-Lived Assets—Long-lived assets to be held and used by the Company are reviewed on a quarterly basis to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the further economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. During the years ended December 31, 2004 and 2003, the Company's analyses indicated there was no impairment of its long-lived assets.

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

        Translation of Foreign Currencies—The Company translates the financial statements of its foreign operations into U.S. dollars. Where the functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated using average rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income ("OCI") in stockholders' equity.

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

        Derivative Financial Instruments—Derivative financial instruments are recorded in the Company's balance sheet at fair value. The Company utilizes derivative financial instruments primarily for balance sheet asset and liability management purposes. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is reported in OCI, net of taxes, to the extent the hedge is highly effective. The ineffective portion, which is the extent to which the changes in the fair value of the derivative exceed the changes in the variability of cash flows of the hedged item, is reported in net interest income. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, and that is highly effective, is reported in net interest income, along with the change in the fair value of the hedged item, for the risk hedged. The changes in fair value of a derivative that does not qualify as a hedge is recognized in earnings.

        Hedge accounting is discontinued prospectively if a) the hedging relationship no longer meets the hedging criterion, b) the derivative expires, is sold or terminated, or the hedged item no longer exists, or c) the Company removes the hedge designation. When hedge accounting is discontinued under cash flow hedge accounting, the component of OCI related to the discontinued hedge is amortized to net interest income over the remaining term of the derivative financial instrument. Under fair value hedge accounting, when a hedge is discontinued, the hedged item is no longer adjusted for changes in fair value and the existing basis adjustment is amortized to net interest income. If cash flow hedge accounting is discontinued due to the probability that the forecasted transaction will not occur within the specified period, gains and losses accumulated in OCI related to that hedge are recognized immediately in net interest income.

        The Company enters into interest rate derivative contracts that are designated as cash flow hedges of variable-rate liabilities. The unrealized gains or losses related to these contracts are reported in other assets and other liabilities on the Company's consolidated balance sheet.

        The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. The changes in fair value of these fixed price contracts are included as a component of OCI. The unrealized gains and losses are included in other assets and other liabilities on the Company's consolidated balance sheet.

        The Company enters into foreign exchange contracts with clients and enters into matched or offsetting positions with either another client or a financial institution. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment to asset servicing fees. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. Foreign exchange contracts with the same counterparty are netted in the Company's consolidated balance sheet when a master netting agreement exists.

        Securities Sold Under Repurchase Agreements—The Company enters into sales of securities under agreements to repurchase. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. Securities pledged as collateral under agreements to repurchase are reflected as assets in the accompanying consolidated balance sheets.

        Share-based Compensation—The Company measures compensation expense for share-based compensation plans using the intrinsic value method. The intrinsic value method measures compensation cost as the amount by which the fair market value of the common stock exceeds the option exercise price on the measurement date, which is typically the date of grant. Generally, options granted have an exercise price equivalent to the fair market value at the measurement date. Accordingly, no compensation cost has been recorded. If share-based compensation were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and resulting compensation costs would have decreased net income as indicated below (Dollars in thousands, except per share data):

	December 31, 2004	December 31, 2003	December 31, 2002
Net income as reported	$141,962	$92,421	$67,437
Deduct: Total share-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(15,146)	(10,467)	(14,447)

Pro forma net income	$126,816	$81,954	$52,990

Earnings per share:
Basic—as reported	$2.15	$1.42	$1.05
Basic—pro forma	1.92	1.26	0.82
Diluted—as reported	$2.09	$1.39	$1.02
Diluted—pro forma	1.87	1.23	0.80

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the years ended December 31, 2004, 2003, and 2002, respectively: an average assumed risk-free interest rate of 3.08%, 2.37%, and 2.40%, an expected life of four years, an average expected volatility of 50.49%, 55.86%, and 56.20%, and average dividend yield of 0.16%, 0.20%, and 0.22%.

        Earnings Per Share—Basic earnings per share ("EPS") were computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised into common stock that then shared in the earnings of the Company.

        Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

	Income	Weighted-Average Shares	Per Share Amount
December 31, 2004
Basic EPS
Income available to common stockholders	$141,962	66,179,286	$2.15
Dilutive effect of common equivalent shares of stock options	—	1,736,931	(0.06)

Diluted EPS	$141,962	67,916,217	$2.09

December 31, 2003
Basic EPS
Income available to common stockholders	$92,421	65,098,960	$1.42
Dilutive effect of common equivalent shares of stock options	—	1,376,502	(0.03)

Diluted EPS	$92,421	66,475,462	$1.39

December 31, 2002
Basic EPS
Income available to common stockholders	$67,437	64,429,592	$1.05
Dilutive effect of common equivalent shares of stock options	—	1,942,102	(0.03)

Diluted EPS	$67,437	66,371,694	$1.02

        For the year ended December 31, 2004, there were 29,451 option shares which were not considered dilutive for earnings per share calculations. For the year ended December 31, 2003, there were 3,517,655 option shares which were not considered dilutive for earnings per share calculations. For the year ended December 31, 2002, there were 1,432,575 option shares which were not considered dilutive for earnings per share calculations.

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

        Goodwill—On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement affects the accounting of goodwill, includes guidelines for the determination, measurement and testing of impairment, and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. This statement eliminates the amortization of goodwill, and requires that goodwill be reviewed at least annually for impairment. This statement affects all goodwill recognized on our consolidated balance sheet, regardless of when the assets were initially recorded. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. As of December 31, 2004, there was no impairment of goodwill.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim reporting period that begins after June 15, 2005, and replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company currently uses the intrinsic-value method to measure compensation cost related to its share-based transactions. The Company will adopt SFAS 123R in the third quarter of 2005 and is in the process of determining the methodology it will use and the impact on its results of operations and financial condition. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 123R.

        In March 2004, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. As originally issued, EITF Issue No. 03-1 was to be effective for all annual or interim financial statements for periods beginning after June 15, 2004, however, a partial deferral was issued in September 2004. EITF Issue No. 03-1 addresses the identification of other-than-temporarily impaired investments, and requires that an impairment charge be recognized for other-than-temporarily impaired investments for which there is neither the ability nor intent to hold either until maturity or until the market value of the investment recovers. The Company continues to monitor the FASB's discussions regarding EITF Issue No. 03-1 and to assess the impact of its application on the Company's financial condition and results of operations.

3. SECURITIES

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2004 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,543,961	$13,269	$(7,802)	$3,549,428
Federal agency securities	2,274,665	1,658	(18,443)	2,257,880
State and political subdivisions	124,091	6,090	(27)	130,154

Total	$5,942,717	$21,017	$(26,272)	$5,937,462

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,848,255	$21,596	$(14,951)	$3,854,900
State and political subdivisions	384,859	20,110	(60)	404,909
Corporate debt	177,201	911	(1,566)	176,546
US Treasury securities	113,843	4,845	—	118,688
Foreign government securities	10,302	160	—	10,462

Total	$4,534,460	$47,622	$(16,577)	$4,565,505

        Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2003 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$2,272,030	$23,089	$(16,367)	$2,278,752
Federal agency securities	1,906,554	1,657	(12,800)	1,895,411
State and political subdivisions	127,632	6,890	(107)	134,415

Total	$4,306,216	$31,636	$(29,274)	$4,308,578

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,593,470	$28,740	$(10,230)	$3,611,980
State and political subdivisions	333,777	22,119	(68)	355,828
Corporate debt	178,394	314	(2,892)	175,816
US Treasury securities	111,305	2,396	—	113,701
Federal agency securities	29,600	9	—	29,609
Foreign government securities	9,644	59	—	9,703

Total	$4,256,190	$53,637	$(13,190)	$4,296,637

        Nonmarketable equity securities at December 31, 2004 and 2003 consisted of stock of the Federal Home Loan Bank of Boston ("FHLBB"). On April 19, 2004, the FHLBB implemented a new capital structure mandated for all Federal Home Loan Banks by the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB's regulator, the Federal Housing Finance Board. IBT's capital stock investment in the FHLBB totaled $50 million as of December 31, 2004. The $50 million capital stock investment includes both a $25 million membership component and a $25 million activity-based component. Under the new capital plan, FHLBB capital stock investments require a five-year advance notice of withdrawal. The Bank's $50 million capital stock investment in the FHLBB provides a borrowing capacity of approximately $555 million. The amount outstanding under this arrangement at December 31, 2004 was $250 million. Additional borrowing is available to IBT based on prescribed collateral levels and increased investment in FHLBB capital stock.

        The amortized cost amounts and fair values of securities by contractual maturity are as follows (Dollars in thousands):

	December 31, 2004
Held to Maturity	Amortized Cost	Fair Value
Due within one year	$—	$—
Due from one to five years	35,674	36,152
Due five years up to ten years	132,571	133,136
Due after ten years	5,774,472	5,768,174

Total	$5,942,717	$5,937,462

	December 31, 2004
Available for Sale	Amortized Cost	Fair Value
Due within one year	$6,568	$6,625
Due from one to five years	254,457	264,916
Due five years up to ten years	279,149	291,558
Due after ten years	3,994,286	4,002,406

Total	$4,534,460	$4,565,505

        During the year ended 2004, the Company sold one security classified as available for sale totaling $25.0 million, using the specific identification method. The book value of the security was $24.8 million resulting in a gross realized gain of $0.2 million. There were no sales of securities available for sale during the years ended December 31, 2003 and 2002.

        The carrying value of securities pledged amounted to approximately $6.3 billion at December 31, 2004 and $5.6 billion at December 31, 2003. Securities are pledged primarily to secure clearings with other depository institutions, secure repurchase agreements and secure outstanding FHLBB borrowings.

        On a quarterly basis the Company reviews its investment portfolio on a security by security basis for any investment that may be other than temporarily impaired. In its evaluation, the Company considers the length of time the security has been impaired, the severity of the impairment, the financial condition and future prospects of the issuer, and the Company's ability and intent to hold the security to maturity or until it recovers in value.

        The unrealized losses related to the Company's investment in mortgage-backed and federal agency securities are attributable to changes in market interest rates. The contractual cash flows for certain of these securities are guaranteed by agencies of the U.S. government, including government sponsored agencies. As a result, the Company's exposure to the credit risk of these securities is minimal. At December 31, 2004, there were 590 investment securities that were in unrealized loss positions. The market value decline as a percentage of amortized cost for the Company's mortgage-backed and Federal agency investment securities portfolio was less than 1% at December 31, 2004. The Company has the intent and ability to hold these securities until forecasted recovery, which may in some cases be maturity. The Company does not consider these investments to be other than temporarily impaired at December 31, 2004.

        Corporate debt securities include trust preferred securities ("trups") issued by reputable financial institutions. The credit ratings of the underlying issuers range from A1 to Aa3 ratings. The Company holds senior tranches of these issuances and believes that it will recover all contractual payments. The unrealized losses related to the trups portfolio are due to changes in market interest rates. At December 31, 2004, there were five securities that were in unrealized loss positions. The Company has the intent and ability to hold these securities until forecasted recovery, and does not consider these investments to be other than temporarily impaired at December 31, 2004.

        Unrealized losses related to the Company's investments in state and political securities were due to changes in market interest rates. The Company reviewed the investment securities credit ratings, which were all Aaa. At December 31, 2004, there were six state and political investment securities in an unrealized loss position. Given the minimal amount of unrealized losses and the limited amount of credit exposure, the Company does not consider these investments to be other than temporarily impaired at December 31, 2004.

        The following table represents the information about our temporarily impaired investments at December 31, 2004 (Dollars in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,518,100	$15,704	$545,709	$7,049	$3,063,809	$22,753
Federal agency securities	1,446,223	12,332	518,045	6,111	1,964,268	18,443
Corporate debt	—	—	47,894	1,566	47,894	1,566
State and political subdivisions	5,565	15	6,025	72	11,590	87

Total temporarily impaired securities:	$3,969,888	$28,051	$1,117,673	$14,798	$5,087,561	$42,849

        The following table represents the information about our temporarily impaired investments at December 31, 2003 (Dollars in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,216,886	$26,496	$8,543	$101	$2,225,429	$26,597
Federal agency securities	1,005,518	8,378	600,457	4,422	1,605,975	12,800
Corporate debt	25,667	333	46,876	2,559	72,543	2,892
State and political subdivisions	9,591	154	154	21	9,745	175

Total temporarily impaired securities:	$3,257,662	$35,361	$656,030	$7,103	$3,913,692	$42,464

4. LOANS

        Loans consist of demand loans to custody clients of the Company, including individuals and not-for-profit institutions and loans to mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those mutual fund clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or non-performing loans at December 31, 2004 and 2003. In addition, there have been no loan charge-offs or recoveries during the years ended December 31, 2004, 2003 and 2002. Loans consisted of the following (Dollars in thousands):

	December 31, 2004	December 31, 2003
Loans to mutual funds	$22,520	$104,954
Loans to individuals	69,402	67,641
Loans to others	42,708	27,035

	134,630	199,630
Less allowance for loan losses	(100)	(100)

Total	$134,530	$199,530

        The Company had unused commitments to lend of approximately $978.8 million and $759.5 million at December 31, 2004 and 2003, respectively. The terms of these commitments are similar to the terms of outstanding loans.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        The major components of equipment and leasehold improvements are as follows (Dollars in thousands):

	December 31, 2004	December 31, 2003
Furniture, fixtures and equipment	$113,204	$108,278
Leasehold improvements	15,696	15,825

Total	128,900	124,103
Less accumulated depreciation and amortization	(61,017)	(47,683)

Equipment and leasehold improvements, net	$67,883	$76,420

        Included in furniture, fixtures and equipment were capitalized internal software costs of $75.3 million and $61.5 million as of December 31, 2004 and 2003, respectively. Depreciation expense was $30.1 million, $26.1 million and $14.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense was $2.0 million, $1.9 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

6. DEPOSITS

        The following is a summary of deposit balances by type (Dollars in thousands):

	December 31, 2004	December 31, 2003
Interest-bearing deposits:
Savings	$4,362,895	$3,632,913
Time	97,669	—

Total interest-bearing deposits	4,460,564	3,632,913

Noninterest-bearing deposits:
Demand	690,308	334,823
Savings	85,510	49,382
Time	160,000	190,000

Total noninterest-bearing deposits	935,818	574,205

Total	$5,396,382	$4,207,118

        Time deposits with balances greater than $100,000 totaled $257.6 million and $190.0 million at December 31, 2004 and 2003, respectively. All time deposits had a maturity of less than three months at December 31, 2004 and 2003.

7. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

        The following table represents information regarding the Company's securities sold under repurchase agreements (Dollars in thousands):

	December 31, 2004	December 31, 2003	December 31, 2002
Outstanding at end of period	$4,255,497	$3,258,001	$2,301,974
Maximum outstanding at any month end	4,749,456	3,546,131	2,931,041
Average balance for the year	4,162,132	3,278,555	2,449,368
Weighted-average rate at end of period	1.98%	1.09%	1.20%
Weighted-average rate for the period	1.31%	0.90%	1.27%

        Approximately $4.3 billion and $3.4 billion of securities were pledged to collateralize repurchase agreements as of December 31, 2004 and 2003, respectively. The Company has Master Repurchase Agreements in place with various counterparties to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amounts of these borrowing arrangements as of December 31, 2004 and 2003 were $5.6 billion and $3.9 billion, respectively, of which $1.3 billion and $0.6 billion, respectively, were available at December 31, 2004 and 2003.

8. SHORT-TERM AND OTHER BORROWINGS

        The components of short-term and other borrowings are as follows (Dollars in thousands):

	December 31, 2004	December 31, 2003
Federal funds purchased	$344,491	$697,855
Federal Home Loan Bank of Boston short-term advances	200,000	—
Federal Home Loan Bank of Boston overnight advances	—	250,000
Federal Home Loan Bank of Boston long-term advances	50,000	150,000
Treasury, Tax and Loan account	190	232

Total	$594,681	$1,098,087

        For the years ended December 31, 2004 and 2003, maturities on FHLBB advances ranged from overnight to September 2006. The Company has borrowing arrangements with the FHLBB and the Federal Reserve Discount Window, which have been utilized on an overnight and long-term basis to satisfy funding requirements. Approximately $1.6 billion and $1.9 billion of securities were pledged to collateralize these advances as of December 31, 2004 and 2003, respectively. The Company has informal borrowing arrangements with various counterparties to make funds available to the Company at the Federal Funds overnight rate. The aggregate amounts of these borrowing arrangements at December 31, 2004 and 2003 were $3.2 billion and $2.4 billion, respectively, of which $2.9 billion and $1.7 billion, respectively, were available at December 31, 2004 and 2003.

        The following table represents information regarding the Company's Federal Funds purchased (Dollars in thousands):

	December 31, 2004	December 31, 2003	December 31, 2002
Outstanding at end of period	$344,491	$697,855	$130,648
Maximum outstanding at any month end	739,038	697,855	375,000
Average balance for the year	491,170	432,490	254,093
Weighted-average rate at end of period	1.94%	0.99%	1.20%
Weighted-average rate for the period	1.45%	1.14%	1.71%

9. INCOME TAXES

        The components of income tax expense are as follows (Dollars in thousands):

	December 31, 2004	December 31, 2003	December 31, 2002
Current:
Federal	$62,690	$32,752	$24,172
State	5,892	14,310	532
Foreign	1,247	52	61

	69,829	47,114	24,765

Deferred:
Federal	3,413	5,989	3,972
State	94	(338)	—
Foreign	(510)	—	—

	2,997	5,651	3,972

Total income taxes	$72,826	$52,765	$28,737

        Differences between the effective income tax rate and the federal statutory rates are as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Federal statutory rate	35.00%	35.00%	35.00%
State income tax rate, net of federal benefit	1.81	6.25	0.35
Tax-exempt income, net of disallowance	(3.61)	(4.89)	(6.12)
Other	0.71	(0.01)	0.66

Effective tax rate	33.91%	36.35%	29.89%

        In March 2003, a retroactive change in the Commonwealth of Massachusetts tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust. During the second quarter of 2003, we settled this disputed tax assessment with the Massachusetts Department of Revenue, agreeing to pay approximately 50% of the liability. As a result of this retroactive change in tax law, the Company recorded an additional state tax expense of approximately $7.2 million, net of federal income tax benefit, in 2003.

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following (Dollars in thousands):

	December 31, 2004	December 31, 2003
Deferred tax assets:
Employee benefit plans	$3,883	$3,190
Other	1,350	441

	5,233	3,631

Deferred tax liabilities:
Unrealized hedging (gain) loss	(2,306)	4,723
Depreciation and amortization	(9,882)	(8,266)
Undistributed income of foreign subsidiaries	(6,160)	(2,887)
Pension plan	(1,172)	(1,462)
Securities available for sale	(10,162)	(14,469)

	(29,682)	(22,361)

Net deferred tax liability	$(24,449)	$(18,730)

10. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

        On January 31, 1997, Investors Capital Trust I, ("ICTI"), a trust sponsored and wholly-owned by the Company issued $25 million in 9.77% Trust Preferred Securities (the "Capital Securities"), the proceeds of which were invested by the trust in the same aggregate principal amount of the Company's newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Junior Subordinated Debentures"). The Capital Securities have a call date of February 1, 2007. The $25 million aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of ICTI. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under (i) the Junior Subordinated Debentures; (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued; and (iii) the Amended and Restated Declaration of Trust governing ICTI, constitutes a full and unconditional guarantee of ICTI's obligations under the Capital Securities. No other subsidiary of the Company guarantees these Capital Securities. Certain of the Company's subsidiaries may require prior approval of the Commissioner of Banks of the Commonwealth of Massachusetts if the total dividends for a calendar year would exceed net profits for the year combined with retained net profits for the previous two years. These restrictions on the ability to pay dividends to the Company may restrict the Company's ability to pay dividends to its shareholders. In 2002, the Company repurchased $1.0 million of the Capital Securities.

        Effective October 1, 2003, the Company adopted provisions of FIN 46. As a result of the adoption of this Interpretation, the Company was required to deconsolidate ICTI, the wholly-owned trust that issued the Capital Securities. Therefore, the Company presents in its consolidated financial statements junior subordinated debentures as a liability and its investment in ICTI as a component of other assets. The income for the three months during 2003 that ICTI was not consolidated is considered immaterial.

11. STOCKHOLDERS' EQUITY

        As of December 31, 2004, the Company has authorized 1,000,000 shares of Preferred Stock and 175,000,000 shares of Common Stock, all with a par value of $0.01 per share.

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

        At the Annual Meeting of Stockholders of the Company held on April 23, 2002, stockholders approved the amendment and restatement of the Company's Stock Plan to increase the number of shares available for grant pursuant to the plan from 6,140,000 to 7,640,000. Effective with the June 2002 stock split, the number of shares available to grant increased to 15,280,000. Of the 15,280,000 shares of Common Stock authorized for issuance under the Stock Plan at December 31, 2004, 3,431,750 were available for grant as of that date. Under the Stock Plan, the Company may grant options to purchase shares of Common Stock to certain employees, consultants, directors and officers. The options may be awarded as incentive stock options (employees only), nonqualified stock options, stock awards or opportunities to make direct purchases of stock. No options were granted to consultants during the year ended December 31, 2004.

        The terms of the Director Plan provide for the grant of options to non-employee directors to purchase up to a maximum of 800,000 shares of Common Stock. Of the 800,000 shares of Common Stock authorized for issuance under the plan, 64,995 were available for grant at December 31, 2004.

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

        The Director Plan provides that, on the date of each Annual Meeting, each person who is a member of the Board immediately after the Annual Meeting of the Company and who is not an employee of the Company shall be automatically granted an option to purchase 5,000 shares of the Company's Common Stock. Options granted under the Director Plan will vest in 36 equal monthly installments beginning on the date of grant, subject to certain restrictions.

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

        On May 1, 2001, the Company granted 58,000 nonqualified stock options under the Stock Plan to former employees of the U.S. asset administration unit of BGI in connection with the assumption of the operations of the unit. The exercise price of the options is 10% of the fair market value of the Common Stock at the close of market on the date of grant. The grants are exercisable immediately, but any shares acquired on exercise are subject to the Company's right to repurchase the shares at the exercise price if the employees' employment with the Company terminates. The Company's right to repurchase the shares lapses in five equal annual installments beginning one year from the date of grant. During 2004 and 2003, the Company cancelled 5,600 and 1,200 options, respectively, relating to the unvested portion for employees whose employment terminated during the year.

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

        The Company has recorded deferred compensation of $0.6 million and $1.1 million at December 31, 2004 and 2003, respectively, related to the grants described in the above three paragraphs. Amortization of deferred compensation was $316,000, $483,000, and $964,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

        A summary of option activity under both the Director Plan and the Stock Plan is as follows:

	December 31, 2004		December 31, 2003		December 31, 2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,547,086	$24	6,621,157	$22	6,921,610	$20
Granted	902,558	41	737,399	34	674,414	32
Exercised	(1,396,211)	20	(654,230)	9	(761,893)	7
Canceled	(124,081)	32	(157,240)	32	(212,974)	29

Outstanding at end of year	5,929,352	28	6,547,086	24	6,621,157	22

Outstanding and exercisable at year end	4,949,879		4,712,586		4,202,545

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at December 31, 2004		Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
$0–10	771,898	3.3 years	$6	771,898	$6
10–20	790,749	4.2	11	790,749	11
20–30	82,072	6.1	25	60,936	26
30–40	3,407,757	6.9	33	2,531,349	33
40–50	876,876	9.3	41	794,947	41

	5,929,352	6.4	28	4,949,879	27

        Under the terms of the 1997 Employee Stock Purchase Plan, the Company may issue up to 1,620,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The 1997 Employee Stock Purchase Plan permits eligible employees to purchase up to 8,000 shares of Common Stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the market value of the Common Stock on the first business day of the payment period, or (ii) 90% of the market value of the Common Stock on the last business day of the payment period. The payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

        A summary of the 1997 Employee Stock Purchase Plan shares is as follows:

	December 31,
	2004	2003	2002
Total shares available under the plan beginning of year	227,504	356,875	500,764
Approved increase in shares available	500,000	—	—
Issued at June 30	(47,681)	(70,606)	(61,193)
Issued at December 31	(43,556)	(58,765)	(82,696)

Total shares available under the plan end of year	636,267	227,504	356,875

        During the year ended December 31, 2004, the purchase prices of the stock were $35.00 and $38.75, or 90% of the market value of the Common Stock on the first business day of the payment periods ending June 30, 2004 and December 31, 2004, respectively.

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

12. COMPREHENSIVE INCOME

        Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. The Company's other comprehensive income and related tax effects for the years ended December 31, 2004, 2003 and 2002 are as follows (Dollars in thousands):

	Pre-tax Amount	Tax (Expense) Benefit	After-tax Amount
2004
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(9,402)	$3,284	$(6,118)
Other	(2,671)	935	(1,736)

Net unrealized losses	(12,073)	4,219	(7,854)
Net unrealized derivative instrument gain	19,958	(6,985)	12,973
Amortization of terminated interest rate swap agreements	89	(31)	58
Currency translation adjustment	846	—	846

Other comprehensive income	$8,820	$(2,797)	$6,023

2003
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(18,006)	$6,046	$(11,960)
Other	(1,542)	539	(1,003)

Net unrealized losses	(19,548)	6,585	(12,963)
Net unrealized derivative instrument gain	17,663	(5,878)	11,785
Amortization of transition related adjustment	361	(127)	234
Currency translation adjustment	577	—	577

Other comprehensive income	$(947)	$580	$(367)

2002
Unrealized gains on securities:
Unrealized holding gains arising during the period	$49,556	$(17,612)	$31,944

Net unrealized gains	49,556	(17,612)	31,944
Net unrealized derivative instrument loss	(17,122)	5,993	(11,129)
Amortization of transition related adjustment	2,482	(869)	1,613

Other comprehensive income	$34,916	$(12,488)	$22,428

13. EMPLOYEE BENEFIT PLANS

        Pension Plan—The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997. The benefits are based on years of service and the employee's compensation during employment. Generally, the Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. The plan document was amended in December 2001 to freeze benefit accruals for certain highly compensated participants as of December 31, 2002, as well as to change the maximum allowable compensation projected for future years. Such highly compensated participants will receive their future full benefit accrual under the Company's nonqualified supplemental retirement plan, as described below. The plan document was also amended in December 2004 to freeze benefit accruals for certain highly compensated participants as of December 31, 2004. The Company uses a December 31 measurement date for this plan.

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

        The following table sets forth the status of the Company's qualified defined benefit pension plan and supplemental retirement plan (Dollars in thousands):

	December 31, 2004		December 31, 2003
	Pension Plan	SERP	Pension Plan	SERP
Change in benefit obligation:
Benefit obligation at beginning of year	$18,050	$15,500	$14,511	$13,309
Service cost	927	953	834	878
Interest cost	1,110	969	1,025	898
Actuarial loss	3,282	6,121	2,728	415
Benefits paid	(1,228)	—	(1,048)	—

Projected benefit obligation at the end of the year	22,141	23,543	18,050	15,500

Change in plan assets:
Assets at the beginning of the year	17,246	—	12,916	—
Employer contributions	—	—	3,000	—
Actual return	1,167	—	2,378	—
Benefits paid	(1,228)	—	(1,048)	—

Assets at the end of the year	17,185	—	17,246	—

Funded status	(4,956)	(23,543)	(804)	(15,500)

Unrecognized net transition asset	(67)	15	(106)	20
Unrecognized prior service cost	(296)	2,439	(306)	2,585
Unrecognized net loss	8,668	12,787	5,392	7,106

Net amount recognized	$3,349	$(8,302)	$4,176	$(5,789)

        Amounts recognized in the consolidated balance sheet consist of the following (Dollars in thousands):

	December 31, 2004		December 31, 2003
	Pension Plan	SERP	Pension Plan	SERP
Prepaid benefit cost	$3,349	$—	$4,176	$—
Accrued benefit cost	—	(14,019)	—	(8,285)
Intangible assets	—	2,454	—	2,496
Accumulated other comprehensive income	—	3,263	—	—

Net amount recognized	$3,349	$(8,302)	$4,176	$(5,789)

        The accumulated benefit obligation for the qualified defined benefit pension plan was $16.0 million and $13.0 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for the supplemental retirement plan was $14.0 million and $8.3 million at December 31, 2004 and 2003, respectively.

        Net periodic pension cost for the Company's qualified defined benefit pension plan and supplemental retirement plan included the following components (Dollars in thousands):

	December 31, 2004		December 31, 2003
	Pension Plan	SERP	Pension Plan	SERP
Service cost—benefits earned/benefit obligations	$927	$953	$834	$878
Interest cost on projected benefit obligations	1,110	969	1,025	898
Expected return on plan assets	(1,450)	—	(1,085)	—
Net amortization and deferral	240	591	248	649

Net periodic pension cost	$827	$2,513	$1,022	$2,425

        The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:

	December 31, 2004		December 31, 2003
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	5.80%	5.80%	6.25%	6.25%
Rate of compensation increases	4.00	4.00-10.00	3.75	3.75

        The weighted-average discount rate, rate of increase in future compensation levels and expected return on plan assets used in determining the net periodic pension cost were as follows:

	December 31, 2004		December 31, 2003
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	6.25%	6.25%	6.75%	6.75%
Rate of compensation increases	3.75	3.75	3.75	3.75
Expected rate of return on plan assets	8.50	—	8.50	—

        The Company has utilized an expected rate of return on plan assets of 8.5% which is consistent with the weighted-average of the historical return indices for specific portfolio assets.

        The Company's pension plan allocation by asset category is as follows:

Asset Category	December 31, 2004	December 31, 2003
Cash and short-term investments	0.5%	23.3%
Equity securities	69.2	60.0
Debt securities	30.3	16.7

Total	100.0%	100.0%

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

        Cash and short-term investments represent money market funds at December 31, 2004 and 2003. Equity securities supply current income and growth through market appreciation. The Company invests in quality companies with securities that are readily marketable. The equity securities portfolio is diversified with no more than 10% of the portfolio invested in any one particular industry at December 31, 2004 and 2003. Debt securities offer a source of current income and reduce the variability of the portfolio's total market value. Fixed income investments were limited to issues by the United States Government and its agencies, and investment grade corporate bonds at December 31, 2004 and 2003. The pension trust was in full compliance with the approved pension objectives and policies for the years ended December 31, 2004 and 2003. At December 31, 2004 and 2003, the pension did not hold any securities of the Company.

        The Company expects to contribute up to $4 million to its pension plan during 2005.

        At December 31, 2004 and 2003, the SERP plan remained an unfunded plan. The Company does not expect to contribute to the plan during 2005.

        Employee Savings Plan—The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $3.2 million for the years ended December 31, 2004, 2003 and 2002.

14. OFF BALANCE SHEET FINANCIAL INSTRUMENTS

        Lines of Credit—At December 31, 2004, the Company had commitments to individuals and mutual funds under collateralized open lines of credit totaling $1.1 billion, against which $89.9 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

        With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at December 31, 2004 totaled $4.9 billion while the fair value of the portfolio totaled approximately $4.7 billion. Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company's indemnification obligation was zero and no liability was recorded.

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

15. DERIVATIVE FINANCIAL INSTRUMENTS

        Interest Rate Contracts—Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable-rate, based upon the notional amount without the exchange of the underlying principal amount. The Company's exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company has experienced no terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. As of December 31, 2004, the credit risk related to the Company's interest rate contracts was approximately $1.8 million.

        The Company enters into pay-fixed/receive-floating interest rate swap agreements. These instruments have been designated as cash flow hedges of variable-rate liabilities. The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.6 billion and $1.2 billion at December 31, 2004 and 2003, respectively. These contracts had net fair values of approximately $1.5 million and $(14.9) million at December 31, 2004 and 2003, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company's consolidated balance sheet. See also Note 17 for additional information on the fair value of the interest rate contracts.

        For the year ended December 31, 2004, the Company recognized net pre-tax gains of $4.1 million, which represented the total ineffectiveness for all cash flow hedges. For the years ended December 31, 2003 and 2002, total ineffectiveness related to cash flow hedges had an insignificant impact on earnings.

        As of December 31, 2004, the Company expects that approximately $3.3 million of deferred net after-tax gains on derivative contracts included in other comprehensive income will be reclassified to net interest income within the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging short-term variable-rate liabilities, as well as the amortization of gains from the termination of cash flow hedging derivatives.

        Foreign Exchange Contracts—Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of spot, forward and swap contracts. Spot contracts call for the exchange of one currency for another and usually settle in two business days. Forward contracts call for the exchange of one currency for another at a date beyond spot. In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned. The Company's risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value of the Company's foreign exchange contracts as of December 31, 2004 and 2003 was

$6.9 billion and $1.6 billion, respectively. As of December 31, 2004, the British Pound foreign exchange contracts represented approximately 43% of the notional value outstanding. As of December 31, 2003, the Euro foreign exchange contracts represented approximately 31% of the notional value outstanding. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company's consolidated balance sheet. Unrealized gains in other assets were $99.6 million and $16.1 million as of December 31, 2004 and 2003, respectively. Unrealized losses in other liabilities were $98.5 million and $15.9 million as of December 31, 2004 and 2003, respectively. See also Note 17 for additional information on the fair value of our foreign exchange contracts. Foreign exchange contracts with the same counterparty are netted in the Company's consolidated balance sheet when a master netting agreement exists. These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

        Other—The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At December 31, 2004 and 2003, the Company had $672.2 million and $792.1 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities. Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

16. COMMITMENTS AND CONTINGENCIES

        Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank ("FRB") for the two-week period including December 31, 2004 was approximately $30.6 million. In addition, the Company's other assets category includes deposits totaling $27.1 million, which were pledged to secure clearings with depository institutions.

        Lease Commitments—Minimum future commitments on noncancelable operating leases at December 31, 2004 were as follows (Dollars in thousands):

Fiscal Year Ending	Bank Premises	Equipment	Total
2005	$25,561	$4,733	$30,294
2006	25,722	2,116	27,838
2007	22,485	511	22,996
2008	10,491	19	10,510
2009 and beyond	31,265	1	31,266

Total	$115,524	$7,380	$122,904

        Total rent expense was approximately $33.4 million, $36.1 million and $34.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Effective January 1, 2001, the Company renewed its five-year service agreement with Electronic Data Systems ("EDS"), which expires December 31, 2005. Under the terms of the agreement, EDS provides data processing services to the Company, which has agreed to pay certain monthly service fees based on usage. Service expense under this contract was $8.3 million, $7.7 million and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        In 2004, the Company renewed its agreement with SEI Investments Company ("SEI"), which now expires on December 31, 2009. Under the terms of this agreement, SEI provides data processing services to the Company, which has agreed to pay certain monthly service fees based upon usage. Service expense under this contract was $5.0 million, $4.9 million and $5.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        In 2004, the Company signed a service agreement with International Business Machines Corporation ("IBM"). Under the terms of this agreement, IBM provides help desk, identification administration, network management, deskside services, server monitoring and management, on demand computing services and webhosting to the Company, which has agreed to pay certain monthly services fees based upon usage. This agreement expires June 30, 2011. Service expense under this contract, which commenced in the summer of 2004, was $9.5 million for the year ended December 31, 2004.

        Contingencies—The Company provides a broad range of services to financial asset managers, such as mutual fund complexes, family offices, investment advisors, banks and insurance companies. Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services. Assets processed, held by the Company in a fiduciary capacity, are not included in the consolidated balance sheets since such items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there are no contingent liabilities at December 31, 2004 that are material to the consolidated financial position or results of operations of the Company.

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

        In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Company has notified its insurers and intends to defend this claim vigorously. Based on its investigation through December 31, 2004, the Company does not expect this matter to have a material adverse effect on its business, financial condition or results of operations.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value and estimated fair value of financial instruments are as follows (Dollars in thousands):

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$49,059	$49,059	$39,689	$39,689
Securities held to maturity	5,942,717	5,937,462	4,306,216	4,308,578
Securities available for sale	4,565,505	4,565,505	4,296,637	4,296,637
Loans, net of allowance	134,530	134,530	199,530	199,530
Interest rate contracts	1,849	1,849	158	158
Foreign exchange contracts	99,576	99,576	16,114	16,114
Financial Liabilities:
Deposits	$5,396,382	$5,396,382	$4,207,118	$4,207,118
Securities sold under repurchase agreements	4,255,497	4,197,590	3,258,001	3,261,227
Short-term & other borrowings	594,681	594,411	1,098,087	1,102,449
Interest rate contracts	310	310	15,103	15,103
Foreign exchange contracts	98,531	98,531	15,901	15,901

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for the purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital
(to Risk-Weighted Assets—the Company)	$636,219	20.54%	$247,782	8.00%	N/A	N/A
(to Risk-Weighted Assets—the Bank)	$618,166	19.98%	$247,572	8.00%	$309,465	10.00%
Tier 1 Capital
(to Risk-Weighted Assets—the Company)	$636,119	20.54%	$123,891	4.00%	N/A	N/A
(to Risk-Weighted Assets—the Bank)	$618,066	19.97%	$123,786	4.00%	$185,679	6.00%
Tier 1 Capital
(to Average Assets—the Company)	$636,119	5.85%	$435,080	4.00%	N/A	N/A
(to Average Assets—the Bank)	$618,066	5.68%	$435,017	4.00%	$543,772	5.00%
As of December 31, 2003:
Total Capital
(to Risk-Weighted Assets—the Company)	$467,651	17.62%	$212,382	8.00%	N/A	N/A
(to Risk-Weighted Assets—the Bank)	$462,073	17.42%	$212,200	8.00%	$265,250	10.00%
Tier 1 Capital
(to Risk-Weighted Assets—the Company)	$467,551	17.61%	$106,191	4.00%	N/A	N/A
(to Risk-Weighted Assets—the Bank)	$461,973	17.42%	$106,100	4.00%	$159,150	6.00%
Tier 1 Capital
(to Average Assets—the Company)	$467,551	5.36%	$349,185	4.00%	N/A	N/A
(to Average Assets—the Bank)	$461,973	5.29%	$349,000	4.00%	$436,250	5.00%

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

        The operations of the Company's securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the SEC and the NASD. Management believes, as of December 31, 2004, that Investors Securities Services, Inc. met all requirements to which it is subject.

19. NET INTEREST INCOME

        The components of interest income and interest expense are as follows (Dollars in thousands):

	December 31,
	2004	2003	2002
Interest income:
Federal funds sold and securities sold under repurchase agreements	$667	$326	$740
Investment securities held to maturity and available for sale	307,895	243,191	241,012
Loans	4,587	3,577	3,774

Total interest income	$313,149	$247,094	$245,526

Interest expense:
Deposits	$50,721	$39,819	$42,257
Short-term and other borrowings	74,748	53,361	64,544

Total interest expense	$125,469	$93,180	$106,801

Net interest income	$187,680	$153,914	$138,725

20. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(Dollars in thousands, except per share data, as restated):

Year Ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Noninterest income	$106,770	$109,741	$100,572	$108,408
Interest income	73,636	69,140	80,474	89,899
Interest expense	25,215	27,065	32,207	40,982
Operating expenses	100,134	100,700	94,491	103,058
Income before income taxes	55,057	51,116	54,348	54,267
Income taxes	18,504	17,120	18,214	18,988
Net income	36,553	33,996	36,134	35,279
Basic earnings per share	0.56	0.51	0.54	0.54
Diluted earnings per share	0.54	0.50	0.53	0.52
Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Noninterest income	$74,916	$84,393	$85,223	$91,661
Interest income	61,058	61,054	59,995	64,987
Interest expense	21,566	23,623	23,088	24,903
Operating expenses	85,719	90,953	81,940	86,309
Income before income taxes	28,689	30,871	40,190	45,436
Income taxes	22,822	2,947	12,732	14,264
Net income	5,867	27,924	27,458	31,172
Basic earnings per share	0.09	0.43	0.42	0.48
Diluted earnings per share	0.09	0.42	0.41	0.47

21. GEOGRAPHIC REPORTING AND SERVICE LINES

        The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue For the Years Ended December 31,
				Long-Lived Assets
Geographic Information:
	2004	2003	2002	2004	2003
United States	$579,168	$468,724	$423,615	$141,801	$149,631
Ireland	28,835	18,601	11,960	5,930	6,698
Canada	4,989	2,579	1,915	121	60
Cayman Islands	179	203	79	—	—

Total	$613,171	$490,107	$437,569	$147,852	$156,389

        BGI accounted for 17%, 16% and 16% of the Company's consolidated net operating revenues for the years ended December 31, 2004, 2003 and 2002, respectively. No client other than BGI accounted for more than 10% of the Company's consolidated net operating revenues in the years ended December 31, 2004, 2003 and 2002.

        The following represents the Company's asset servicing fees by service line (Dollars in thousands):

	For the Years Ended December 31,
Asset servicing fees by service lines:
	2004	2003	2002
Core service fees:
Custody, accounting and administration	$314,272	$254,225	$231,520

Ancillary service fees:
Foreign exchange	54,466	36,501	24,469
Cash management	26,396	20,884	16,974
Investment advisory	15,020	11,777	11,909
Securities lending	10,385	8,903	11,328
Other service fees	2,661	1,296	195

Total ancillary service fees	108,928	79,361	64,875

Total	$423,200	$333,586	$296,395

22. FINANCIAL STATEMENTS OF INVESTORS FINANCIAL SERVICES CORP. (PARENT ONLY):

        The following represents the separate condensed financial statements of IFSC (Dollars in thousands):

Statements of Income	December 31, 2004	December 31, 2003	December 31, 2002
Equity in undistributed income of bank subsidiary	$144,595	$95,088	$69,299
Equity in undistributed income (loss) of nonbank subsidiary	—	278	(58)
Equity in undistributed loss of unconsolidated nonbank subsidiary	(28)	(8)	—
Dividend income from nonbank subsidiaries	—	57	96
Dividend income from unconsolidated nonbank subsidiary	76	19	—
Management fee paid by nonbank subsidiaries	—	—	55
Interest expense on junior subordinated deferrable interest debentures	(2,420)	(2,420)	(2,488)
Operating expenses	(1,703)	(2,214)	(467)
Income tax benefit	1,442	1,621	1,000

Net Income	$141,962	$92,421	$67,437

Balance Sheets	December 31, 2004	December 31, 2003
Assets:
Cash	$14,312	$3,433
Investments in bank subsidiary	720,501	559,231
Investments in nonbank subsidiaries	738	766
Receivable due from bank subsidiary	2,035	1,659
Other assets	650	1,155

Total Assets	$738,236	$566,244

Liabilities and Stockholders' Equity
Liabilities:
Accrued expenses	$43	$56
Payable due to nonbank subsidiary	1,157	1,157
Subordinated debt	24,774	24,774

Total liabilities	25,974	25,987

Stockholders' Equity:
Common stock	667	655
Surplus	272,536	242,662
Deferred compensation	(572)	(1,076)
Retained earnings	418,034	280,701
Accumulated other comprehensive income, net	23,888	17,865
Treasury stock	(2,291)	(550)

Total stockholders' equity	712,262	540,257

Total Liabilities and Stockholders' Equity	$738,236	$566,244

Statements of Cash Flows	December 31, 2004	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net income	$141,962	$92,421	$67,437
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of deferred compensation	316	483	964
Amortization of premium expense	28	195	—
Change in assets and liabilities:
Receivable due from bank subsidiary	(376)	942	(583)
Receivable due from nonbank subsidiary	—	—	—
Income tax receivable	484	(484)	—
Other assets	(8)	(861)	1
Payable due to nonbank subsidiary	—	1,155	(207)
Accrued expenses	(13)	14	(12)
Equity in undistributed income of bank subsidiary	(144,595)	(95,088)	(69,299)
Equity in undistributed (income) loss of nonbank subsidiary	—	(278)	58
Equity in undistributed loss of unconsolidated nonbank subsidiary	28	8	—

Net cash used in operating activities	(2,174)	(1,493)	(1,641)

Cash flows from investing activities:
Payments for investments in and advances to subsidiary	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Proceeds from exercise of stock options	16,068	2,977	2,869
Proceeds from issuance of common stock	3,355	3,387	3,882
Common stock repurchased	(1,741)	(550)	—
Cost of issuance of restricted stock	—	—	—
Repurchase of company-obligated, mandatorily redeemable, preferred securities of subsidiary trust	—	—	(1,000)
Dividends paid	(4,629)	(3,904)	(3,219)

Net cash provided by financing activities	13,053	1,910	2,532

Net increase (decrease) in cash and due from banks	10,879	417	891
Cash and due from banks, beginning of year	3,433	3,016	2,125

Cash and due from banks, end of year	$14,312	$3,433	$3,016

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
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9A. CONTROLS AND PROCEDURES.
  REPORT OF MANAGEMENT TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
  PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Years Ended December 31, 2004, 2003 and 2002 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2004, 2003, and 2002 (Dollars in thousands, except per share data)
INVESTORS FINANCIAL SERVICES CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2004, 2003 and 2002 (Dollars in thousands)
INVESTORS FINANCIAL SERVICES CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2004, 2003 and 2002