Form 10-Q
period 2005-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 2005-05-09
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

or

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

As of April 30, 2005 there were 66,798,478 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I.  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004 (Dollars in thousands, except share data)

	March 31, 2005	December 31, 2004

Assets
Cash and due from banks	$35,553	$49,059
Securities held to maturity (approximate fair value of $6,599,128 and $5,937,462 at March 31, 2005 and December 31, 2004, respectively)	6,609,230	5,942,717
Securities available for sale	4,490,398	4,565,505
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at March 31, 2005 and December 31, 2004	265,758	134,530
Accrued interest and fees receivable	99,608	89,292
Equipment and leasehold improvements, less accumulated depreciation of $60,769 and $61,017 at March 31, 2005 and December 31, 2004, respectively	66,862	67,883
Goodwill, net	79,969	79,969
Other assets	187,699	188,870

Total Assets	$11,885,077	$11,167,825

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$541,252	$690,308
Savings	3,659,996	4,448,405
Time	662,669	257,669
Total deposits	4,863,917	5,396,382

Securities sold under repurchase agreements	4,640,959	4,255,497
Short-term and other borrowings	1,319,712	594,681
Due to brokers for open trades payable	112,805	5,475
Junior subordinated deferrable interest debentures	24,774	24,774
Accrued taxes and other expenses	71,143	54,967
Other liabilities	110,639	123,787
Total liabilities	11,143,949	10,455,563

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none at March 31, 2005 and December 31, 2004)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000; issued and outstanding: 66,796,243 and 66,595,349 at March 31, 2005 and December 31, 2004, respectively)	669	667
Surplus	279,353	272,536
Deferred compensation	(465)	(572)
Retained earnings	457,650	418,034
Accumulated other comprehensive income, net	6,212	23,888
Treasury stock, at cost (73,235 shares at March 31, 2005 and December 31, 2004)	(2,291)	(2,291)
Total stockholders’ equity	741,128	712,262

Total Liabilities and Stockholders’ Equity	$11,885,077	$11,167,825

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2005 and 2004 (Dollars in thousands, except per share data)

	March 31, 2005	March 31, 2004
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$88,544	$76,094
Ancillary service fees	26,659	30,093
Total asset servicing fees	115,203	106,187
Other operating income	785	349
Gain on sale of investments	4,188	234
Total fees and other revenue	120,176	106,770

Interest income	98,055	73,636
Interest expense	50,442	25,215
Net interest income	47,613	48,421
Net operating revenue	167,789	155,191

Operating Expenses:
Compensation and benefits	56,919	55,323
Technology and telecommunications	12,836	10,266
Transaction processing services	11,120	10,940
Depreciation and amortization	7,891	7,954
Occupancy	6,613	7,391
Professional fees	2,973	3,238
Travel and sales promotion	1,349	1,082
Insurance	1,129	1,196
Other operating expenses	3,962	2,744
Total operating expenses	104,792	100,134

Income Before Income Taxes	62,997	55,057

Provision for income taxes	22,049	18,504

Net Income	$40,948	$36,553

Basic Earnings Per Share	$0.61	$0.56

Diluted Earnings Per Share	$0.60	$0.54

Comprehensive Income:
Net income	$40,948	$36,553
Other comprehensive (loss) income:
Net unrealized investment (loss) gain	(26,239)	21,913
Net unrealized derivative instrument gain (loss)	8,683	(1,162)
Cumulative translation adjustment	(120)	(83)
Other comprehensive (loss) income	(17,676)	20,668
Comprehensive income	$23,272	$57,221

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2005 and 2004 (Dollars in thousands, except share data)

	March 31, 2005	March 31, 2004
Common shares
Balance, beginning of period	66,595,349	65,436,788
Exercise of stock options	200,894	590,946
Balance, end of period	66,796,243	66,027,734

Treasury shares
Balance, beginning of period	73,235	26,508
Balance, end of period	73,235	26,508

Common stock
Balance, beginning of period	$667	$655
Exercise of stock options	2	6
Balance, end of period	669	661

Surplus
Balance, beginning of period	272,536	242,662
Exercise of stock options	5,638	8,578
Tax benefit from exercise of stock options	1,179	5,343
Balance, end of period	279,353	256,583

Deferred compensation
Balance, beginning of period	(572)	(1,076)
Amortization of deferred compensation	107	114
Balance, end of period	(465)	(962)

Retained earnings
Balance, beginning of period	418,034	280,701
Net income	40,948	36,553
Cash dividend, $0.02 and $0.0175 per share in the periods ending March 31, 2005 and 2004, respectively	(1,332)	(1,152)
Balance, end of period	457,650	316,102

Accumulated other comprehensive income, net
Balance, beginning of period	23,888	17,865
Net unrealized investment (loss) gain	(26,239)	21,913
Net unrealized derivative instrument gain (loss)	8,659	(1,162)
Amortization of terminated interest rate swap agreements	24	—
Effect of foreign currency translation	(120)	(83)
Balance, end of period	6,212	38,533

Treasury stock
Balance, beginning of period	(2,291)	(550)
Balance, end of period	(2,291)	(550)

Total Stockholders’ Equity	$741,128	$610,367

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004 (Dollars in thousands)

	March 31, 2005	March 31, 2004

Cash Flows From Operating Activities:
Net income	$40,948	$36,553
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	7	7
Depreciation and amortization	7,891	7,954
Amortization of deferred compensation	107	114
Amortization of premiums on securities, net of accretion of discounts	11,119	7,005
Gain on sale of investments	(4,188)	(234)
Changes in assets and liabilities:
Accrued interest and fees receivable	(10,316)	(3,635)
Other assets	1,116	(39,906)
Accrued taxes and other expenses	16,176	23,825
Other liabilities	11,225	(922)
Net cash provided by operating activities	74,085	30,761

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	281,095	291,797
Proceeds from maturities and paydowns of securities held to maturity	363,292	281,471
Proceeds from sale of securities available for sale	110,595	25,041
Purchases of securities available for sale	(354,490)	(373,214)
Purchases of securities held to maturity	(1,039,657)	(887,838)
Net increase in due to brokers for open trades payable	107,330	32,870
Net increase in Federal Funds sold	—	(185,000)
Net (increase) decrease in loans	(131,228)	46,426
Purchases of fixed assets, capitalized software and leasehold improvements	(6,862)	(5,470)
Net cash used for investing activities	(669,925)	(773,917)

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits	(149,056)	520,873
Net (decrease) increase in time and savings deposits	(383,409)	247,297
Net increase in securities sold under repurchase agreements	385,462	221,680
Net increase (decrease) in short-term and other borrowings	725,031	(248,383)
Proceeds from exercise of stock options	5,640	8,584
Dividends paid to stockholders	(1,332)	(1,152)
Net cash provided by financing activities	582,336	748,899

Effect of exchange rates on cash	(2)	(3)

Net (Decrease) Increase in Cash and Due From Banks	(13,506)	5,740

Cash and Due From Banks, Beginning of Period	49,059	39,689

Cash and Due From Banks, End of Period	$35,553	$45,429

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information is as of and for the three months ended March 31, 2005 and 2004)

1.             Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (‘the Bank’).  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  The Company and/or its affiliates are subject to regulation by the Federal Deposit Insurance Corporation, the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Securities and Exchange Commission (‘SEC’), the National Association of Securities Dealers, Inc. (‘NASD’), the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority, the Cayman Islands Monetary Authority and the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration.

2.             Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company and its subsidiaries as of March 31, 2005 and December 31, 2004, and for the three-month periods ended March 31, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included.  The Company’s management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

Share-Based Compensation – The Company measures compensation expense for share-based compensation plans using the intrinsic value method.  The intrinsic value method measures compensation cost as the amount by which the fair market value of the common stock exceeds the option exercise price on the measurement date, which is typically the date of grant.  Generally, options granted have an exercise price equivalent to the fair market value at the measurement date.  Accordingly, no compensation cost has been recorded.  If share-based compensation were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and resulting compensation costs would have decreased net income as indicated below (Dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2005	2004

Net income as reported	$40,948	$36,553
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(808)	(1,485)
Pro forma net income	$40,140	$35,068

Earnings per share:
Basic-as reported	$0.61	$0.56
Basic-pro forma	$0.60	$0.53

Diluted-as reported	$0.60	$0.54
Diluted-pro forma	$0.58	$0.52

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the three months ended March 31, 2005 and 2004, respectively: an average assumed risk-free interest rate of 4.13% and 2.38%, an expected life of four years, an average expected volatility of 44.16% and 53.95%, and an average dividend yield of 0.16% and 0.17%.

Earnings Per Share – Basic earnings per share (‘EPS’) were computed by dividing net income by the weighted-average number of common shares outstanding during the quarter. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised into common stock that then shared in the earnings of the Company.  The reconciliation from Basic to Diluted EPS is as follows (Dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2005	2004

Income available to common stockholders	$40,948	$36,553

Basic weighted-average shares outstanding	66,718,362	65,837,110
Dilutive effect of stock options	1,899,129	1,875,842
Diluted weighted-average shares outstanding	68,617,491	67,712,952

Earnings per share:
Basic	$0.61	$0.56

Diluted	$0.60	$0.54

There were 5,950 and 722 option shares which were not considered dilutive for purposes of EPS calculations for the three-month periods ended March 31, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. The Company currently uses the intrinsic value method to measure compensation cost related to its share-based transactions. The Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

In March 2005, the SEC issued Staff Accounting Bulletin (‘SAB’) No. 107, which expresses the views of the SEC regarding the interaction of SFAS 123R and certain SEC regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies.  In addition, in April 2005, the SEC issued Release 2005-57, which delays the effective date for SFAS 123R to January 1, 2006.

The Company expects to adopt SFAS 123R and follow the guidance of SAB 107 beginning on January 1, 2006.  The Company is in the process of determining the valuation methodology it will use under the fair value method and is assessing the impact the adoption of  SFAS 123R will have on its results of operations and financial condition.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 123R.

3.             Securities

Amortized cost amounts and fair values of securities are summarized as follows as of March 31, 2005 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$4,182,043	$16,389	$(13,721)	$4,184,711
Federal agency securities	2,307,273	1,361	(18,814)	2,289,820
State and political subdivisions	119,914	4,762	(79)	124,597

Total	$6,609,230	$22,512	$(32,614)	$6,599,128

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$3,878,559	$12,710	$(34,381)	$3,856,888
State and political subdivisions	320,937	8,732	(176)	329,493
Corporate debt	177,031	1,017	(1,265)	176,783
U.S. Treasury securities	113,469	3,467	—	116,936
Foreign government securities	10,184	114	—	10,298

Total	$4,500,180	$26,040	$(35,822)	$4,490,398

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2004 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$3,543,961	$13,269	$(7,802)	$3,549,428
Federal agency securities	2,274,665	1,658	(18,443)	2,257,880
State and political subdivisions	124,091	6,090	(27)	130,154

Total	$5,942,717	$21,017	$(26,272)	$5,937,462

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$3,848,255	$21,596	$(14,951)	$3,854,900
State and political subdivisions	384,859	20,110	(60)	404,909
Corporate debt	177,201	911	(1,566)	176,546
U.S. Treasury securities	113,843	4,845	—	118,688
Foreign government securities	10,302	160	—	10,462

Total	$4,534,460	$47,622	$(16,577)	$4,565,505

The carrying value of securities pledged amounted to approximately $6.9 billion and $6.3 billion at March 31, 2005 and December 31, 2004, respectively.  Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding Federal Home Loan Bank of Boston (‘FHLBB’) borrowings.

On a quarterly basis the Company reviews its investment portfolio on a security by security basis for any investment that may be other-than-temporarily impaired.  In its evaluation, the Company considers the length of time the security has been impaired, the severity of the impairment, the financial condition and future prospects of the issuer, and the Company’s ability and intent to hold the security to maturity or until it recovers in value.  At March 31, 2005, no securities were considered to be other-than-temporarily impaired.

4.             Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at March 31, 2005 and December 31, 2004.  In addition, there were no loan charge-offs or recoveries during the three months ended March 31, 2005 and the year ended December 31, 2004. Loans are summarized as follows (Dollars in thousands):

	March 31, 2005	December 31, 2004

Loans to mutual funds	$152,386	$22,520
Loans to individuals	77,588	69,402
Loans to others	35,884	42,708
Gross loans	265,858	134,630
Less allowance for loan losses	(100)	(100)

Total	$265,758	$134,530

5.             Deposits

The following is a summary of deposit balances by type (Dollars in thousands):

	March 31, 2005	December 31, 2004
Interest-bearing deposits:
Savings	$3,642,901	$4,362,895
Time	412,669	97,669
Total interest-bearing deposits	4,055,570	4,460,564

Noninterest-bearing deposits:
Demand	541,252	690,308
Savings	17,095	85,510
Time	250,000	160,000
Total noninterest-bearing deposits	808,347	935,818

Total	$4,863,917	$5,396,382

Time deposits with balances greater than $100,000 totaled $662.6 million and $257.6 million at March 31, 2005 and December 31, 2004, respectively.  All time deposits had a maturity of less than three months at March 31, 2005 and December 31, 2004.

6.             Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	March 31, 2005	December 31, 2004

Repurchase agreements - short term	$4,040,959	$3,655,497
Repurchase agreements - long term	600,000	600,000
Total	$4,640,959	$4,255,497

Approximately $4.7 billion and $4.3 billion of securities were pledged to collateralize repurchase agreements as of March 31, 2005 and December 31, 2004, respectively.

7.             Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	March 31, 2005	December 31, 2004

Federal Funds purchased	$944,555	$344,491
Federal Home Loan Bank of Boston overnight advances	325,000	—
Federal Home Loan Bank of Boston short-term advances	—	200,000
Federal Home Loan Bank of Boston long-term advances	50,000	50,000
Treasury, Tax and Loan account	157	190

Total	$1,319,712	$594,681

The Company has borrowing arrangements with the FHLBB and the Federal Reserve Discount Window, which have been utilized on an overnight, short-term and long-term basis to satisfy funding requirements.  Approximately $1.8 billion and $1.6 billion of securities were pledged to collateralize these advances as of March 31, 2005 and December 31, 2004, respectively.

8.             Stockholders’ Equity

As of March 31, 2005, the Company’s authorized capital stock consisted of 1,000,000 shares of Preferred Stock and 175,000,000 shares of Common Stock, all with a par value of $0.01 per share.

The Company has four equity incentive plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), the 1997 Employee Stock Purchase Plan (‘ESPP’) and the 2005 Equity Incentive Plan, which was approved by our stockholders on April 14, 2005 (the ‘2005 Plan’).  There were no amendments to these plans during the three months ended March 31, 2005.  No shares were granted under the 2005 Plan as of March 31, 2005.

During the three months ended March 31, 2005, the following activity occurred under the Director Plan and the Stock Plan:

	March 31, 2005
	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2004	5,929,352	$28
Granted	16,432	50
Exercised	(222,996)	30
Canceled	(14,800)	33
Outstanding at March 31, 2005	5,707,988	$28

Outstanding and Exercisable at March 31, 2005	4,811,503

A summary of activity under the ESPP is as follows:

	For the Three Months Ended March 31, 2005	For the Year Ended December 31, 2004

Total shares available under the ESPP, beginning of period	636,267	227,504
Approved increase in shares available	—	500,000
Issued at June 30	—	(47,681)
Issued at December 31	—	(43,556)

Total shares available under the ESPP, end of period	636,267	636,267

During the year ended December 31, 2004, the purchase prices of the stock were $35.00 and $38.75, or 90% of the market value of the Common Stock on the first business day of the payment periods ending June 30, 2004 and December 31, 2004, respectively.

9.             Employee Benefit Plans

Pension Plan -  The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997.  The benefits are based on years of service and the employee’s compensation during employment.  Generally, the Company’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.  The plan document was amended in December 2004 to freeze benefit accruals for certain highly compensated participants as of December 31, 2004.  The Company uses a December 31 measurement date for this plan.

Supplemental Retirement Plan - The Company also has a nonqualified, unfunded, supplemental retirement plan (‘SERP’) which was established in 1994 and covers certain employees and pays benefits that supplement any benefits paid under the qualified plan.  Benefits under the SERP are generally based on compensation not includable in the calculation of benefits to be paid under the qualified plan.  The Company uses a December 31 measurement date for this plan.

Net periodic pension cost for the Company’s qualified defined benefit pension plan and SERP included the following components (Dollars in thousands):

	March 31, 2005		March 31, 2004
	Pension Plan	SERP	Pension Plan	SERP

Service cost-benefits earned / benefit obligations	$186	$444	$286	$238
Interest cost on projected benefit obligations	286	368	351	242
Expected return on plan assets	(359)	—	(367)	—
Net amortization and deferral	78	272	62	148
Net periodic pension cost	$191	$1,084	$332	$628

The Company expects to contribute up to $4 million to its pension plan during 2005.  During the three-month period ended March 31, 2005, the Company did not make any contributions to the plan.

At March 31, 2005, the SERP remained an unfunded plan.  Consistent with the Company’s expectations at December 31, 2004, no contributions to the SERP are anticipated during 2005.

10.          Off-Balance Sheet Financial Instruments

Lines of Credit - At March 31, 2005, the Company had commitments to mutual funds under collateralized open lines of credit totaling $850.0 million, against which $100.1 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at March 31, 2005 totaled $5.5 billion while the fair value of the portfolio totaled approximately $5.3 billion. Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

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

11.          Derivative Financial Instruments

Interest Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position.  The Company has experienced no terminations by counterparties of interest rate swaps.  Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value.  As of March 31, 2005, the credit risk related to the Company’s interest rate contracts was approximately $19.2 million.

The Company enters into pay-fixed/receive-floating interest rate swap agreements.  These instruments have been designated as cash flow hedges of variable-rate liabilities.  The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.8 billion and $1.6 billion at March 31, 2005 and December 31, 2004, respectively.  These contracts had net fair values of approximately $19.2 million and $1.5 million at March 31, 2005 and December 31, 2004, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.

For the three months ended March 31, 2005, the Company recognized net pre-tax gains of $2.3 million, which represented the total ineffectiveness for all cash flow hedges. For the three months ended March 31, 2004, total ineffectiveness related to cash flow hedges had an insignificant impact on earnings.

As of March 31, 2005, the Company expects that approximately $6.5 million of deferred net after-tax gains on derivative contracts included in other comprehensive income will be reclassified to net interest income within the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging short-term variable-rate liabilities, as well as the amortization of gains from the termination of cash flow hedging derivatives.

Foreign Exchange Contracts - Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates.  Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value of the Company’s foreign exchange contracts as of March 31, 2005 and December 31, 2004 was $9.3 billion and $6.9 billion, respectively.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.  Unrealized gains in other assets were $74.4 million and $99.6 million as of March 31, 2005 and December 31, 2004, respectively.  Unrealized losses in other liabilities were $73.6 million and $98.5 million as of March 31, 2005 and December 31, 2004, respectively.  Foreign exchange contracts with the same counterparty are netted in the Company’s consolidated balance sheet when a master netting agreement exists.  These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

Other - The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At March 31, 2005 and December 31, 2004, the Company had $573.0 million and $672.2 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities. The net fair value of the contracts was approximately $1.7 million at March 31, 2005 and was insignificant at December 31, 2004.  Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

12.          Commitments and Contingencies

Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances.  The average required reserve balance with the Federal Reserve Bank (‘FRB’)  for the two-week period including March 31, 2005 was approximately $34.4 million.  In addition, the Company’s other assets category includes deposits totaling $35.4 million, which were pledged to secure clearings with depository institutions.

Contingencies - Assets held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there were no contingent liabilities at March 31, 2005 that were material to the consolidated financial position or results of operations of the Company.

13.          Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the

Company’s or the Bank’s category.  The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005:
Total Capital (to Risk-Weighted Assets-the Company)	$682,641	20.22%	$270,099	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$660,939	19.58%	$270,062	8.00%	$337,578	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$682,541	20.22%	$135,049	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$660,839	19.58%	$135,031	4.00%	$202,547	6.00%
Tier 1 Capital (to Average Assets-the Company)	$682,541	6.00%	$455,007	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$660,839	5.81%	$454,919	4.00%	$568,648	5.00%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets-the Company)	$636,219	20.54%	$247,782	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$618,166	19.98%	$247,572	8.00%	$309,465	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$636,119	20.54%	$123,891	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$618,066	19.97%	$123,786	4.00%	$185,679	6.00%
Tier 1 Capital (to Average Assets-the Company)	$636,119	5.85%	$435,080	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$618,066	5.68%	$435,017	4.00%	$543,772	5.00%

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

The operations of the Company’s securities broker affiliate, Investors Securities Services, Inc., are subject to federal and state securities laws, as well as the rules of both the SEC and the NASD.  Management believes, as of March 31, 2005, that Investors Securities Services, Inc. is in material compliance with all of the foregoing requirements to which it is subject.

14.          Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue
	For the Three Months Ended		Long-Lived Assets
	March 31,		March 31,	December 31,
Geographic Information:	2005	2004	2005	2004

United States	$157,739	$148,043	$140,950	$141,801
Ireland	8,641	6,098	5,775	5,930
Canada	1,367	1,006	106	121
Cayman Islands	42	44	—	—

Total	$167,789	$155,191	$146,831	$147,852

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 17% of the Company’s consolidated net operating revenues for the three-month periods ended March 31, 2005 and 2004.  No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues for the three-month periods ended March 31, 2005 and 2004.

The following represents the Company’s asset servicing fees by service lines (Dollars in thousands):

	For the Three Months Ended March 31,
	2005	2004

Core service fees:
Custody, accounting and administration	$88,544	$76,094

Ancillary service fees:
Foreign exchange	13,249	18,495
Cash management	7,364	5,600
Securities lending	3,680	2,143
Investment advisory	1,715	3,470
Other service fees	651	385
Total ancillary service fees	26,659	30,093

Total asset servicing fees	$115,203	$106,187

15.          Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2005	2004
Interest income:
Federal funds sold and securities sold under repurchase agreements	$363	$162
Investment securities held to maturity and available for sale	96,132	72,350
Loans	1,560	1,124
Total interest income	98,055	73,636
Interest expense:
Deposits	15,245	11,369
Short-term and other borrowings	8,843	6,197
Securities sold under repurchase agreements	26,354	7,649
Total interest expense	50,442	25,215

Net interest income	$47,613	$48,421

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Investors Financial Services Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Investors Financial Services Corp. and subsidiaries as of December 31, 2004, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
May 3, 2005

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

Overview

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company.  We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  We have offices located in the United States, Ireland, Canada, and the Cayman Islands with a vast global subcustodian network established to accommodate the international needs of our clients.  At March 31, 2005, we provided services for approximately $1.5 trillion in net assets, including approximately $247 billion in foreign net assets.

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

We derive our asset servicing revenue from providing core and value-added services.  We derive our net interest income by investing the cash balances our clients leave on deposit with us.  Since we price our service offerings on a bundled basis, our share of earnings from these investments is viewed as part of the total compensation that our clients pay us for servicing their assets.  In establishing a fee structure for a specific client, we analyze all expected revenue and expenses.  We believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results.

As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity and the prevailing interest rate environment.  Over the course of the past two years, we have benefited from the appreciation of the market values of the assets we service for our clients and additional fund flows into client products. A significant portion of our core services revenue is based upon the amount of assets under administration.  As market values of underlying assets fluctuate, so will our revenue.  We have managed this volatility by offering a tiered pricing structure for our asset-based fees.  As asset values increase, the basis point fee is reduced for the incremental assets.  When asset values decrease, revenue is only impacted at the then marginal rate.  Many of our value-added services are transactional based, and we receive a fee for each transaction processed.  We have continued to experience net interest margin compression during the first quarter of 2005 versus 2004 due to lower spreads. The lower spreads were primarily due to the narrowing of market spreads on reinvestment and purchase opportunities of fixed and floating-rate investment assets.

We remain focused on our sales efforts, prudent expense management and increasing our operating efficiency.  These goals are complicated by the need to build infrastructure to support our rapid growth, by the need to maintain state-of-the-art systems and by the need to retain and motivate our workforce.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” which are made under Section 21E of the Securities Exchange Act of 1934 and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, annual dividend payments, interest rate conditions, interest rate sensitivity, compliance with capital adequacy guidelines, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses, securities lending revenue, net interest income, operating expenses, compensation expense, pension plan and supplemental pension expense, depreciation expense, effective tax rate, the effect on earnings of changes in equity values and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our operating results are subject to fluctuations in interest rates and the securities markets.

A significant portion of our fees is based on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed.  Current market conditions, including the recent volatility in the equity markets, can have a material effect on our asset-based fees.  While reductions in asset servicing fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will likely have an adverse impact on our earnings.  Fluctuations in interest rates or the securities markets can also lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  Also, our net interest income is earned by investing depositors’ funds in our investment portfolio and, in small part, by making loans.  Changes in interest rates and/or the relationship between short-term and long-term interest rates could adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results.

A material portion of our revenue is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’) and related entities.

As a result of our selection to service assets for Barclays Global Investors Canada, Ltd., our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 17% of our net operating revenue during the three months ended March 31, 2005 and 2004.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts, those contracts may be terminated for certain regulatory and fiduciary reasons.  The loss of BGI’s business would cause our net operating revenue to decline significantly and may have an adverse effect on our quarterly and annual results.

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

We have been experiencing a period of rapid growth that has required the dedication of significant management and other resources. Continued rapid growth could place a strain on our management and other resources.  To manage future growth effectively, we must continue to invest in our operational, financial and other internal systems, and our human resources, which could affect our profitability.

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

•      Under Massachusetts law, the Bank may be restricted in its ability to pay dividends to Investors Financial Services Corp., which may in turn restrict our ability to pay dividends to our stockholders;

•      The FRB and the FDIC are empowered to assess monetary penalties against, and to order termination of activities by, companies or individuals who violate the law;

•      The NASD maintains certain regulatory requirements that our securities broker affiliate, Investors Securities Services, Inc., must meet.  Failure to meet those requirements could lead to severe regulatory action; and

•      Our international operations are subject to regulatory oversight by regulators in the jurisdictions in which we operate, including the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority and the Cayman Islands Monetary Authority.  Failure to comply with applicable international regulatory requirements could result in regulatory action and impact our ability to provide services in those jurisdictions.

Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for us to be acquired.  Also, we have not elected financial holding company status under the federal Gramm-Leach-Bliley Act of 1999.  This may place us at a competitive disadvantage with respect to other organizations.

Statements of Income

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net income for the three months ended March 31, 2005 was $40.9 million, up 12% from $36.6 million for the same period in 2004.  The overall increase in net income resulted from higher asset servicing fees, reflecting strong client fund flows combined with our continued ability to sell to new and existing clients. Net operating revenue for the three months ended March 31, 2005 grew 8% while operating expenses increased only 5%.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2005	2004	Change

Total asset servicing fees	$115,203	$106,187	8%
Other operating income	785	349	125%
Gain on sale of investment	4,188	234	1,690%

Total fees and other revenue	$120,176	$106,770	13%

The largest components of asset servicing fees are custody, accounting and administration, which increased 16% to $88.5 million for the three months ended March 31, 2005 from $76.1 million for the same period in 2004.  Custody, accounting and administration fees are based in part on the value of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: middle office outsourcing, global custody, multicurrency accounting, fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  The change in net assets processed includes the following components (Dollars in billions):

For the Three Months Ended March 31, 2005

Net assets processed, beginning of period	$1,430
Change in net assets processed:
Sales to new clients	1
Further penetration of existing clients	7
Lost clients	(9)
Fund flows and market gain	40
Total change in net assets processed	39
Net assets processed, end of period	$1,469

The majority of the increase in assets processed was due to the ability of our clients to develop and sell product, which generates fund flows that have a direct, positive impact on our business.  As indicated in the ‘Overview’ section, our core services fees are generated by charging a fee based upon the value of assets processed.  As market values or clients’ asset levels fluctuate, so will our revenue.  Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility to a certain extent.  As asset values increase, the basis point fee typically lowers.  When asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

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

Transaction-driven income includes our ancillary services, such as foreign exchange, cash management, securities lending and investment advisory services.  Foreign exchange fees were $13.2 million for the three months ended March 31, 2005, down 28% from the same period in 2004.  The decrease in foreign exchange fees is primarily attributable to lower volatility in currency markets.  Future foreign exchange income is dependent on the volume of client activity and the overall volatility in the currencies traded.  Cash management fees, which consist of sweep fees, were $7.4 million for the three months ended March 31, 2005, up 32% from the same period in 2004. The increase is primarily due to higher domestic and foreign balances held by our clients.  Cash management revenue will continue to depend on the level of client balances maintained in the cash management products we offer.  If our clients’ investment products continue to maintain increasing cash balances, our cash management revenue will be positively impacted.

Investment advisory fees were $1.7 million for the three months ended March 31, 2005, down 51% from the same period in 2004.  The decrease in investment advisory fees is attributable to lower asset levels among our proprietary Merrimac money market funds combined with advisory fee waivers on certain of the funds.  Future investment advisory fee income is dependent upon asset levels within the Merrimac money market funds, which are driven by overall market conditions, client activity and transaction volumes, as well as our decision on whether or not to continue to waive advisory fees.  Securities lending fees were $3.7 million for the three months ended March 31, 2005, up 72% from the same period in 2004 due to higher volumes and improved market conditions.  Securities lending transaction volume is positively affected by the market value of the securities on loan, merger and acquisition activity, increased IPO activity and a steeper short-end of the yield curve.  If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted.  If we experience a reduction in our securities lending portfolio, lower market values and continued compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted.  Other service fees for the three months ended March 31, 2005 were $0.7 million, up 69% from the same period last year.  Other service fees are earned on brokerage and transition management services, which were provided in greater volume in the first quarter of 2005 compared to 2004.

During the first quarter of 2005, we sold municipal securities held in our available for sale portfolio, resulting in the recognition of a $4.2 million gain.  These securities were replaced with municipal securities that offered a more attractive after-tax yield than those securities sold.

Net Interest Income

The following table presents the components of net interest income (Dollars in thousands):

	For the Three Months Ended March 31,
	2005	2004	Change

Interest income	$98,055	$73,636	33%
Interest expense	50,442	25,215	100%
Total net interest income	$47,613	$48,421	(2)%

Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates.  The slight decline in our net interest income was primarily driven by lower interest rate spreads, offset by balance sheet growth. Short-term interest rates have been steadily increasing since the second half of 2004 without a concurrent increase in longer-term rates, resulting in a flattening yield curve. Consequently, our interest-bearing liabilities, of which the majority is priced based on floating rates, have repriced faster than our interest-earning assets, resulting in lower spreads.  The average interest rate spreads for the periods ended March 31, 2005 and 2004 were 1.58% and 2.03%, respectively.  In addition, reinvestment and purchase spreads on fixed and floating-rate assets were lower than expected due to higher market demand, especially for shorter-term and floating-rate fixed income investments during this rising interest rate environment.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the three months ended March 31, 2005 compared to the same period in 2004.  Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Three Months Ended March 31, 2005
	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets:
Federal Funds sold and securities purchased under resale agreements	$(19)	$220	$201
Investment securities	15,784	7,998	23,782
Loans	(231)	667	436

Total interest-earning assets	$15,534	$8,885	$24,419

Interest-bearing liabilities:
Deposits	$(1,218)	$5,094	$3,876
Borrowings	8,516	12,835	21,351

Total interest-bearing liabilities	$7,298	$17,929	$25,227

Change in net interest income	$8,236	$(9,044)	$(808)

In addition to investing in both variable and fixed-rate securities, we use derivative instruments to manage our exposure to interest rate risks. See the ‘Market Risk’ section for more detailed information.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Federal Funds sold and securities purchased under resale agreements	$60,611	$363	2.40%	$67,560	$162	0.96%
Investment securities(1)	10,658,090	96,132	3.61%	8,851,155	72,350	3.27%
Loans	163,177	1,560	3.82%	198,970	1,124	2.26%
Total interest-earning assets	10,881,878	98,055	3.60%	9,117,685	73,636	3.23%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	604,181			487,392
Total assets	$11,485,959			$9,604,977
Interest-bearing liabilities:
Deposits:
Savings	$3,496,407	$14,581	1.67%	$3,924,863	$11,369	1.16%
Time	107,334	664	2.47%	129	—	—
Securities sold under repurchase agreements	5,055,797	26,354	2.09%	3,691,117	7,649	0.83%
Junior subordinated debentures	24,774	605	9.77%	24,774	605	9.77%
Other borrowings (2)	1,290,073	8,238	2.55%	732,527	5,592	3.05%
Total interest-bearing liabilities	9,974,385	50,442	2.02%	8,373,410	25,215	1.20%
Noninterest-bearing liabilities:
Demand deposits	334,974			308,916
Savings	77,766			80,953
Noninterest-bearing time deposits	165,444			164,121
Other liabilities	195,776			105,964
Total liabilities	10,748,345			9,033,364
Equity	737,614			571,613
Total liabilities and equity	$11,485,959			$9,604,977
Net interest income		$47,613			$48,421
Net interest margin (3)			1.75%			2.12%
Average interest rate spread (4)			1.58%			2.03%
Ratio of interest-earning assets to interest-bearing liabilities			109.10%			108.89%

(1)     Average yield/cost on available for sale securities is based on amortized cost.

(2)     Interest expense includes a contractual prepayment penalty of $2.6 million for the three months ended March 31, 2004 for prepayment of certain FHLBB borrowings.

(3)     Net interest income divided by total interest-earning assets.

(4)     Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Operating Expenses

Total operating expenses were $104.8 million for the three months ended March 31, 2005, up 5% from the same period in 2004. The increase in operating expenses was due primarily to increased compensation and benefits, technology and telecommunications, travel and sales, and other operating expenses, as detailed below.  It is expected that incremental expense for the remainder of 2005 will primarily be associated with new business wins as well as higher depreciation and commitments to technology and telecommunications.  The components of operating expenses were as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2005	2004	$ Change	% Change

Compensation and benefits	$56,919	$55,323	$1,596	3%
Technology and telecommunications	12,836	10,266	2,570	25%
Transaction processing services	11,120	10,940	180	2%
Depreciation and amortization	7,891	7,954	(63)	(1)%
Occupancy	6,613	7,391	(778)	(11)%
Professional fees	2,973	3,238	(265)	(8)%
Travel and sales promotion	1,349	1,082	267	25%
Insurance	1,129	1,196	(67)	(6)%
Other operating expenses	3,962	2,744	1,218	44%

Total operating expenses	$104,792	$100,134	$4,658	5%

Compensation and benefits expense was $56.9 million for the three months ended March 31, 2005, up 3% from the same period last year due to higher headcount and annual salary increases.  Further increases in compensation expense in 2005 will be primarily dependent upon new business wins.

Technology and telecommunications expense was $12.8 million for the three months ended March 31, 2005, up 25% from the same period last year.  This increase resulted from higher infrastructure investments made in the second half of 2004, including an agreement with IBM to outsource certain technical infrastructure services.  The costs of these services were partially offset by decreases in other technology and telecommunications expenses, as the services were previously performed by the Bank or other service providers.  Future technology and telecommunications expense will be dependent on client integrations associated with new business and ongoing improvement to our infrastructure.  Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue each year, including the related compensation costs.

Occupancy expense was $6.6 million for the three months ended March 31, 2005, down 11% from the same period last year.  The decrease is attributed to new favorably renegotiated ten-year lease agreements for our 505,000 square feet of office space in Boston.  Occupancy expense should remain relatively stable until the fourth quarter of 2005 when we expect to add additional space to support our growth.

Professional fees expense was $3.0 million for the three months ended March 31, 2005, down 8% from the same period last year.  The decrease is attributed primarily to lower subadvisory expense associated with our Merrimac Master Portfolios, resulting from lower fund balances and advisory fee waivers.  This decrease was partially offset by increased legal fees incurred for ongoing litigation matters.  We expect this expense to rise in the second quarter of 2005 as we remove waivers of advisory fees on the Merrimac portfolios.

Travel and sales promotion expense was $1.3 million for the three months ended March 31, 2005, up 25% compared to the same period last year.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients and traveling to existing client sites and our foreign offices.  The increase in 2005 resulted from a higher level of travel to client sites and industry conferences.  We expect travel and sales expense to remain consistent with the first quarter of 2005.

Insurance expense for the three months ended March 31, 2005 remained relatively stable at approximately $1.1 million compared to $1.2 million for the same period last year. Our insurance policies are renewed annually and we expect insurance expense for the remainder of the year to continue at approximately the same run rate as in the first quarter of 2005.

Other operating expense was $4.0 million for the three months ended March 31, 2005, up 44% compared to the same period last year as a result of client accommodations, higher recruiting expense and higher miscellaneous office expenses.  We expect that incremental expense for the remainder of 2005 will be primarily associated with new business.

Income Taxes

Income taxes were $22.0 million for the three months ended March 31, 2005, up 19% from the same period in 2004.  This increase is attributable to increased pretax earnings and an increase in the effective tax rate from 33.5% at March 31, 2004 to 35% at March 31, 2005, primarily due to the decreased percentage of tax-exempt income, net of any interest expense disallowed, to pretax earnings.

Financial Condition

At March 31, 2005, our total assets were $11.9 billion, up 6% from $11.2 billion at December 31, 2004, due to increased investment securities.  Average interest-earning assets increased $1.8 billion, or 19% for the three months ended March 31, 2005 compared to the same period in 2004.  Our asset growth was primarily funded by increases in average external borrowings of approximately $1.7 billion for the three months ended March 31, 2005.

Investment Portfolio

Our investment portfolio is used to invest depositors’ funds and is a component of our asset processing business.  In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services.  The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	March 31, 2005	December 31, 2004
Securities held to maturity
Mortgage-backed securities	$4,182,043	$3,543,961
Federal agency securities	2,307,273	2,274,665
State and political subdivisions	119,914	124,091

Total securities held to maturity	$6,609,230	$5,942,717

Securities available for sale
Mortgage-backed securities	$3,856,888	$3,854,900
State and political subdivisions	329,493	404,909
Corporate debt	176,783	176,546
U.S. Treasury securities	116,936	118,688
Foreign government securities	10,298	10,462

Total securities available for sale	$4,490,398	$4,565,505

The $0.7 billion, or 11%, increase in our held to maturity securities portfolio from December 31, 2004 to March 31, 2005 is due to investment security purchases that allow us to continue to grow our balance sheet, while maintaining an acceptable risk profile. Our investment security purchases primarily included floating interest rate mortgage-backed securities and Small Business Administration (‘SBA’) securities, which offer an attractive yield and reprice as interest rates increase.  Our held to maturity portfolio securities are purchased with the intent and ability to hold to maturity and are not viewed as our primary source of funds to satisfy liquidity needs.

The $0.1 billion, or 2%, decrease in our available for sale securities portfolio from December 31, 2004 to March 31, 2005 is due to sales of municipal securities in March 2005 partially offset by purchases of new investment securities.  Our investment security purchases included municipal securities that offer a more attractive after-tax yield than those that we sold, along with mortgage-backed securities.  We believe that purchasing these securities allows us to take advantage of attractive yield and limited extension risk which aligns with our asset and liability strategy.  Refer to the gap analysis under the ‘Market Risk’ section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

The average balance of our investment portfolios for the three months ended March 31, 2005 was $10.7 billion, with an average yield of 3.61%, compared to an average balance of $8.9 billion with an average yield of 3.27% during the same period in 2004. The increase in yield is primarily due to our variable rate securities repricing at higher interest rates. If interest rates continue to rise during 2005, we would expect slower prepayments and our overall yield to increase as our variable rate securities reprice. Conversely, if interest rates were to decline during 2005, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and similar risk.

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

Loan Portfolio

Our loan portfolio increased $131.2 million, or 98%, from December 31, 2004 to March 31, 2005 primarily due to an increase in line of credit advances.

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

At March 31, 2005, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our credit loss experience has been excellent.  There have been no loan charge-offs in the history of our Company.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of March 31, 2005, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has an allowance for loan losses of $0.1 million at March 31, 2005, a level which has remained consistent for the past five years.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Repurchase Agreements and Short-Term and Other Borrowings

Asset growth was funded in part by increased securities sold under repurchase agreements.  Repurchase agreements increased $0.4 billion, or 9%, from December 31, 2004 to March 31, 2005.  The majority of our repurchase agreements are with clients who prefer a more collateralized form of deposit.  Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand.  We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits.  The average balance of securities sold under repurchase agreements for the three months ended March 31, 2005 was $5.1 billion with an average cost of approximately 2.09%, compared to an average balance of $3.7 billion and an average cost of approximately 0.83% for the same period last year.  The rate increase is due to higher short-term interest rates in the first quarter of 2005 versus the first quarter of 2004.

Short-term and other borrowings increased $0.7 billion, or 122%, from December 31, 2004 to March 31, 2005.  We use short-term and other borrowings to offset the variability of deposit flow.  The average balance of short-term and other borrowings for the three months ended March 31, 2005 was $1.3 billion with an average cost of approximately 2.55%, compared to an average balance of $0.7 billion and an average cost of approximately 3.05% for the same period last year.  The average cost of borrowings for the three months ended March 31, 2004 included prepayment fees of $2.6 million.  These fees were incurred to employ an asset and liability strategy in which we replaced high cost borrowings with new borrowings at lower rates.

Market Risk

Our clients, in the course of their financial asset management, maintain cash balances, which they can deposit with us on a short-term basis in interest-bearing accounts or client repurchase agreements.  We either directly invest these cash balances to earn interest income, or place these deposits in third-party vehicles and remit a portion of the earnings on these investments to our clients after deducting a fee as our compensation for investing clients’ funds in these investment vehicles. In the conduct of these activities, we are subject to market risk.

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

The day-to-day responsibility for oversight of the Asset and Liability Management function has been delegated by our Board of Directors to our Asset and Liability Committee (‘ALCO’).  ALCO is a senior management committee consisting of the Chief Executive Officer, the President, the Chief Financial Officer, the Chief Risk Officer and members of the Treasury function. ALCO meets twice monthly.  Our primary tool in managing interest rate sensitivity is an income simulation model. Key assumptions in the simulation model include the timing of cash flows, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity.  The model assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured.  The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  These assumptions are inherently uncertain, and as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income.  Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

The results of the income simulation model as of March 31, 2005 and 2004 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 7.8% and 6.2%, respectively, which is within our 10% policy limit.  We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0% because of the low likelihood that rates will decrease to below 0%.  This modified simulation would result in an increase in projected net interest income of 1.2% and a reduction of 10.4% as of March 31, 2005 and 2004, respectively.  In 2004, our Board of Directors approved a temporary exception to the 10% limit for decreases in interest rates, as a 200 basis point reduction would have moved interest rates into a negative position.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the cumulative gap position in the table presented below, at March 31, 2005, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us.  Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize.  During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize.  Other important determinants of net interest income are general rate levels, balance sheet growth and mix, and interest rate spreads. We continue to run a closely matched balance sheet by investing the majority of our assets in short duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.  Client deposits and repurchase agreements, which are predominantly short term, are our primary sources of funds.  We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure.  The effect of the swap agreements is to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities.  The weighted-average fixed-payment rates were 3.17% and 3.67% at March 31, 2005 and 2004, respectively.  Variable-interest payments received are currently indexed to the overnight Federal Funds rate.  At March 31, 2005 and 2004, the weighted-average rate of variable market-indexed interest payment obligations to the Company were 2.60% and 1.67%, respectively.  The remaining terms of swaps at March 31, 2005 range from 0 to 38 months. These contracts had net fair values of approximately $19.2 million and $(16.8) million at March 31, 2005 and 2004, respectively.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at March 31, 2005 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest-earning assets:(1)
Investment securities (2),(3)	$6,209,088	$715,836	$1,199,476	$2,553,308	$318,899	$10,996,607
Loans - variable rate	265,846	—	—	—	—	265,846
Loans - fixed rate	—	—	—	12	—	12
Total interest-earning assets	$6,474,934	$715,836	$1,199,476	$2,553,320	$318,899	$11,262,465
Interest-bearing liabilities:
Savings accounts	$3,642,901	$—	$—	$—	$—	$3,642,901
Time deposits	412,669	—	—	—	—	412,669
Interest rate contracts	(1,670,000)	120,000	240,000	1,310,000	—	—
Securities sold under repurchase agreements	3,890,959	50,000	100,000	600,000	—	4,640,959
Short-term and other borrowings	1,269,712	—	—	50,000	—	1,319,712
Junior subordinated debentures	—	—	—	24,774	—	24,774
Total interest-bearing liabilities	$7,546,241	$170,000	$340,000	$1,984,774	$—	$10,041,015
Net interest-sensitivity gap during the period	$(1,071,307)	$545,836	$859,476	$568,546	$318,899	$1,221,450

Cumulative gap	$(1,071,307)	$(525,471)	$334,005	$902,551	$1,221,450
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	85.80%	93.19%	104.15%	108.99%	112.16%
Interest-sensitive assets as a percent of total assets (cumulative)	54.48%	60.50%	70.59%	92.08%	94.76%
Net interest-sensitivity gap as a percent of total assets	(9.01)%	4.59%	7.23%	4.78%	2.68%
Cumulative gap as a percent of total assets	(9.01)%	(4.42)%	2.81%	7.59%	10.28%

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

(3)     Excludes $112.8 million of unsettled securities purchases and $9.8 million of net unrealized losses as of March 31, 2005.

Liquidity

Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, Federal Reserve Discount Window, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and our ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.08 per share for 2005 (approximately $5.3 million based upon 66,796,243 shares outstanding as of March 31, 2005).

Our ability to pay dividends on Common Stock may depend on the receipt of dividends from the Bank. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks.  During all periods presented in this report, the Company did not require dividends from the Bank in order to fund the Company’s own dividends.  In addition, we may not pay dividends on our Common Stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities.  Our Capital Securities were issued by Investors Capital Trust I, (‘ICTI’), a Delaware statutory business trust sponsored by us, and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve.

We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate.  The aggregate amount of these borrowing arrangements as of March 31, 2005 was $4.0 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties.  Each counterparty has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at March 31, 2005 was $5.6 billion.

On April 19, 2004, the Federal Home Loan Bank of Boston (‘FHLBB’) implemented a new capital structure mandated for all Federal Home Loan Banks by the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB’s regulator, the Federal Housing Finance Board.  The Bank’s capital stock investment in the FHLBB totaled $50 million as of March 31, 2005.  The $50 million capital stock investment includes both a $25 million membership component and a $25 million activity-based component.  The Bank’s $50 million capital stock investment in the FHLBB provides a borrowing capacity of approximately $555 million. Under the new capital plan, FHLBB capital stock investments require a five-year advance notice of withdrawal.  The amount outstanding under this arrangement at March 31, 2005 was $375 million.  Additional borrowing is available to the Bank based on prescribed collateral levels and increased investment in FHLBB capital stock.  The Bank currently has no plans to increase its investment in FHLBB capital stock.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease computing equipment through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $6.9 million and $5.5 million for the three months ended March 31, 2005 and 2004, respectively.  For the three months ended March 31, 2005, capital expenditures were comprised of approximately $5.6 million in capitalized software and projects in process, $1.2 million in fixed assets, and $0.1 million in leasehold improvements.  For the three months ended March 31, 2004, capital expenditures were comprised of approximately $3.0 million in capitalized software and projects in process and $2.5 million in fixed assets.

Stockholders’ equity at March 31, 2005 was $741.1 million, up 4% from December 31, 2004, primarily due to net income growth.  This increase was partially offset by an increase in the net unrealized loss on available for sale securities, which is due to increases in interest rates.  The ratio of average stockholders’ equity to average assets remained constant at approximately 6% for March 31, 2005 and December 31, 2004.

The FRB has adopted capital adequacy guidelines applicable to United States banking organizations.  The FRB’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the ‘Total Risk-Based Capital Ratio’), with at least 50% of that amount consisting of Tier 1, or core capital and the remaining amount consisting of Tier 2, or supplementary capital.  Tier 1 capital for BHCs generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject to certain limitations), less goodwill and other nonqualifying intangible assets.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, not included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital to its average total consolidated assets (the ‘Leverage Ratio’) of 3.0%.  Total average consolidated assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital.  The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated BHCs.  All other BHCs are required to maintain a minimum Leverage Ratio of 4.0%.  BHCs with supervisory, financial, operational or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.  Because we anticipate significant future growth, we will be required to maintain a Leverage Ratio of 4.0% or higher.

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines.  At March 31, 2005, our Total Risk-Based Capital Ratio and Leverage Ratio were 20.22% and 6.00%, respectively.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2005, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II.  OTHER INFORMATION

Item 2.            Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period (shares in thousands)	Total Number of Shares Purchased (1)	Average Price Paid Per Share

January 1-January 31, 2005	4	$47.66
February 1-February 28, 2005	2	50.68
March 1-March 31, 2005	17	49.44
	23	$49.24

(1)    All of the shares set forth in the above table were purchased by the Company in connection with the exercise of outstanding options issued by the Company.

The Company does not currently maintain publicly announced repurchase plans or programs.

Item 6.            Exhibits

(a)     Exhibits

Exhibit No.	Description

10.1*	Amendment to Lease between Investors Financial Services Corp. and 100 & 200 Clarendon, LLC dated as of January 1, 2005.

10.2	2005 Equity Compensation Plan.

15	Letter of awareness from Deloitte & Touche LLP

31.1	Certification of Kevin J. Sheehan, Chief Executive Officer.

31.2	Certification of John N. Spinney, Jr., Chief Financial Officer.

32.1

Certification of Kevin J. Sheehan, Chief Executive Officer, and John N. Spinney, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS FINANCIAL SERVICES CORP.

Date: May 9, 2005	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)