Form 10-Q
period 2005-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 2005-08-09
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2005

or

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

As of July 31, 2005 there were 66,256,763 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets June 30, 2005 and December 31, 2004	3

	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income Six months ended June 30, 2005 and 2004	4

	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income Three months ended June 30, 2005 and 2004	5

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity Six months ended June 30, 2005 and 2004	6

	Unaudited Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2005 and 2004	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 6.	Exhibits	38

SIGNATURES		39

PART I.  FINANCIAL INFORMATION

Item 1.           Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004 (Dollars in thousands, except share data)

	June 30,	December 31,
	2005	2004

Assets
Cash and due from banks	$30,434	$49,059
Federal Funds sold	11,000	—
Securities held to maturity (approximate fair value of $6,956,891 and $5,937,462 at June 30, 2005 and December 31, 2004, respectively)	6,964,528	5,942,717
Securities available for sale	4,511,673	4,565,505
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at June 30, 2005 and December 31, 2004	209,820	134,530
Accrued interest and fees receivable	103,777	89,292
Equipment and leasehold improvements, less accumulated depreciation of $63,263 and $61,017 at June 30, 2005 and December 31, 2004, respectively	65,417	67,883
Goodwill, net	79,969	79,969
Deposits pledged to secure clearings	166,092	27,242
Other assets	213,065	161,628

Total Assets	$12,405,775	$11,167,825

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$579,807	$690,308
Savings	4,107,204	4,448,405
Time	412,520	257,669
Total deposits	5,099,531	5,396,382

Securities sold under repurchase agreements	4,851,699	4,255,497
Short-term and other borrowings	1,353,440	594,681
Due to brokers for open trades payable	49,371	5,475
Junior subordinated deferrable interest debentures	24,774	24,774
Accrued taxes and other expenses	58,629	54,967
Other liabilities	174,343	123,787
Total liabilities	11,611,787	10,455,563

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued and outstanding: none at June 30, 2005 and December 31, 2004)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000; issued and outstanding: 66,875,627 and 66,595,349 at June 30, 2005 and December 31, 2004, respectively)	669	667
Surplus	281,868	272,536
Deferred compensation	(360)	(572)
Retained earnings	500,440	418,034
Accumulated other comprehensive income, net	13,662	23,888
Treasury stock, at cost (73,235 shares at June 30, 2005 and December 31, 2004)	(2,291)	(2,291)
Total stockholders’ equity	793,988	712,262

Total Liabilities and Stockholders’ Equity	$12,405,775	$11,167,825

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2005 and 2004 (Dollars in thousands, except per share data)

	June 30,	June 30,
	2005	2004
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$178,703	$154,849
Ancillary service fees	58,998	60,331
Total asset servicing fees	237,701	215,180
Other operating income	1,411	1,097
Gain on sale of investments	9,740	234
Total fees and other revenue	248,852	216,511

Interest income	206,158	142,776
Interest expense	116,499	52,280
Net interest income	89,659	90,496
Net operating revenue	338,511	307,007

Operating Expenses:
Compensation and benefits	120,351	109,094
Technology and telecommunications	25,913	20,722
Transaction processing services	22,776	21,138
Depreciation and amortization	15,984	16,721
Occupancy	12,840	14,260
Professional fees	6,379	7,256
Travel and sales promotion	3,174	2,579
Insurance	2,275	2,360
Other operating expenses	8,337	6,704
Total operating expenses	218,029	200,834

Income Before Income Taxes	120,482	106,173

Provision for income taxes	35,407	35,624

Net Income	$85,075	$70,549

Basic Earnings Per Share	$1.27	$1.07

Diluted Earnings Per Share	$1.24	$1.04

Comprehensive Income:
Net income	$85,075	$70,549
Other comprehensive loss:
Net unrealized investment loss	(12,694)	(37,076)
Net unrealized derivative instrument gain	2,692	11,854
Cumulative translation adjustment	(224)	(400)
Other comprehensive loss	(10,226)	(25,622)
Comprehensive income	$74,849	$44,927

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended June 30, 2005 and 2004 (Dollars in thousands, except per share data)

	June 30,	June 30,
	2005	2004
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$90,159	$78,755
Ancillary service fees	32,339	30,238
Total asset servicing fees	122,498	108,993
Other operating income	626	748
Gain on sale of investments	5,552	—
Total fees and other revenue	128,676	109,741

Interest income	108,103	69,140
Interest expense	66,057	27,065
Net interest income	42,046	42,075
Net operating revenue	170,722	151,816

Operating Expenses:
Compensation and benefits	63,432	53,771
Technology and telecommunications	13,077	10,456
Transaction processing services	11,656	10,198
Depreciation and amortization	8,093	8,767
Occupancy	6,227	6,869
Professional fees	3,406	4,018
Travel and sales promotion	1,825	1,497
Insurance	1,146	1,164
Other operating expenses	4,375	3,960
Total operating expenses	113,237	100,700

Income Before Income Taxes	57,485	51,116

Provision for income taxes	13,358	17,120

Net Income	$44,127	$33,996

Basic Earnings Per Share	$0.66	$0.51

Diluted Earnings Per Share	$0.64	$0.50

Comprehensive Income:
Net income	$44,127	$33,996
Other comprehensive income (loss):
Net unrealized investment gain (loss)	13,545	(58,989)
Net unrealized derivative instrument (loss) gain	(5,991)	13,016
Cumulative translation adjustment	(104)	(317)
Other comprehensive income (loss)	7,450	(46,290)
Comprehensive income	$51,577	$(12,294)

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2005 and 2004 (Dollars in thousands, except share data)

	June 30,	June 30,
	2005	2004
Common shares
Balance, beginning of period	66,595,349	65,436,788
Exercise of stock options	225,416	740,529
Common stock issuance	54,862	47,681
Balance, end of period	66,875,627	66,224,998

Treasury shares
Balance, beginning of period	73,235	26,508
Balance, end of period	73,235	26,508

Common stock
Balance, beginning of period	$667	$655
Exercise of stock options	2	7
Balance, end of period	669	662

Surplus
Balance, beginning of period	272,536	242,662
Exercise of stock options	6,208	10,005
Tax benefit from exercise of stock options	1,246	6,539
Common stock issuance	1,878	1,668
Stock option forfeiture	—	(188)
Balance, end of period	281,868	260,686

Deferred compensation
Balance, beginning of period	(572)	(1,076)
Stock option forfeiture	—	188
Amortization of deferred compensation	212	108
Balance, end of period	(360)	(780)

Retained earnings
Balance, beginning of period	418,034	280,701
Net income	85,075	70,549
Cash dividend, $0.040 and $0.035 per share in the periods ending June 30, 2005 and 2004, respectively	(2,669)	(2,309)
Balance, end of period	500,440	348,941

Accumulated other comprehensive income, net
Balance, beginning of period	23,888	17,865
Net unrealized investment loss	(12,694)	(37,076)
Net unrealized derivative instrument gain	2,712	11,844
Amortization of terminated interest rate swap agreements	(20)	10
Effect of foreign currency translation	(224)	(400)
Balance, end of period	13,662	(7,757)

Treasury stock
Balance, beginning of period	(2,291)	(550)
Balance, end of period	(2,291)	(550)

Total Stockholders’ Equity	$793,988	$601,202

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004 (Dollars in thousands)

	June 30,	June 30,
	2005	2004

Cash Flows From Operating Activities:
Net income	$85,075	$70,549
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	14	14
Depreciation and amortization	15,984	16,721
Amortization of deferred compensation	212	108
Amortization of premiums on securities, net of accretion of discounts	24,440	21,923
Gain on sale of investments	(9,740)	(234)
Changes in assets and liabilities:
Accrued interest and fees receivable	(14,485)	(10,888)
Other assets	(51,478)	(13,552)
Accrued taxes and other expenses	3,662	(2,670)
Other liabilities	61,356	24,907
Net cash used/provided by operating activities	115,040	106,878

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	633,126	717,922
Proceeds from maturities and paydowns of securities held to maturity	752,969	758,965
Proceeds from sale of securities available for sale	248,441	25,041
Purchases of securities available for sale	(841,836)	(1,115,949)
Purchases of securities held to maturity	(1,795,148)	(1,563,748)
Net increase in deposits pledged to secure clearings	(138,850)	(158,580)
Net increase in due to brokers for open trades payable	43,896	135,866
Net increase in Federal Funds sold and securities purchased under resale agreements	(11,000)	(425,000)
Net (increase) decrease in loans	(75,290)	7,347
Purchases of fixed assets, capitalized software and leasehold improvements	(13,503)	(11,779)
Net cash used for investing activities	(1,197,195)	(1,629,915)

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits	(110,501)	718,025
Net (decrease) increase in time and savings deposits	(186,350)	78,030
Net increase in securities sold under repurchase agreements	596,202	1,029,674
Net increase (decrease) in short-term and other borrowings	758,759	(308,968)
Proceeds from exercise of stock options	6,210	10,012
Proceeds from issuance of common stock	1,878	1,668
Dividends paid to stockholders	(2,669)	(2,309)
Net cash provided by financing activities	1,063,529	1,526,132

Effect of exchange rates on cash	1	(5)

Net (Decrease) Increase in Cash and Due From Banks	(18,625)	3,090

Cash and Due From Banks, Beginning of Period	49,059	39,689

Cash and Due From Banks, End of Period	$30,434	$42,779

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information is as of and for the six months and the three months ended June 30, 2005 and 2004)

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

2.                   Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company and its subsidiaries as of June 30, 2005 and December 31, 2004, and for the six-month and the three-month periods ended June 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included.  The Company’s management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

Securities – The specific identification method is used to determine gains and losses on sales of securities.  Amortization and accretion of debt securities purchased at a premium or discount are amortized or accreted into income using a method which approximates the constant effective yield. The Company applies Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (‘FAS 91’) for the amortization of premiums and accretion of discounts. Prepayments are anticipated using three-month actual prepayment experience for securities that represent holdings of large numbers of similar loans for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated.  Premiums and discounts on securities not meeting these criteria are amortized or accreted over their contractual term using the constant effective yield.  Actual prepayment experience for all investment securities is reviewed monthly and the timing of the amortization and accretion is adjusted accordingly.

Income Taxes – Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in deferred tax assets and liabilities during the year.  Deferred tax assets and liabilities are established for temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.  If it is determined that a deferred tax asset will “more likely than not” be realized, the Company records a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

The Company recorded a one-time benefit of approximately $7 million in the second quarter of 2005 related to the recognition of the indefinite reversal provision of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (‘APB 23’). The indefinite reversal provision of APB 23 specifies that U.S. income taxes should not be accrued on the undistributed earnings of a foreign subsidiary if those earnings have been or will be invested indefinitely in that subsidiary’s operations. The Company had previously accrued U.S. income taxes on the undistributed earnings of its Irish subsidiaries. In the second quarter of 2005, the Company recognized the indefinite reversal provision of APB 23 due to the projected capital needs of its Irish subsidiaries necessary to support continued growth. As such, the Company will no longer record U.S. income taxes on the undistributed earnings of its Irish subsidiaries.

2.                   Interim Financial Statements (continued)

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004

Net income as reported	$85,075	$70,549	$44,127	$33,996
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,196)	(5,176)	(1,388)	(3,691)
Pro forma net income	$82,879	$65,373	$42,739	$30,305

Earnings per share:
Basic-as reported	$1.27	$1.07	$0.66	$0.51
Basic-pro forma	$1.24	$0.99	$0.64	$0.46

Diluted-as reported	$1.24	$1.04	$0.64	$0.50
Diluted-pro forma	$1.21	$0.97	$0.63	$0.45

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the six months ended June 30, 2005 and 2004, respectively: an average assumed risk-free interest rate of 3.93% and 2.89%, an expected life of four years, an average expected volatility of 42.87% and 52.84%, and an average dividend yield of 0.19% and 0.17%.

For the three months ended June 30, 2005 and 2004, respectively, the following assumptions were used in the Black-Scholes valuation model: an assumed risk-free interest rate of 3.73% and 3.40%, an expected life of four years, an average expected volatility of 41.58% and 51.73%, and a dividend yield of 0.21% and 0.16%.

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004

Income available to common stockholders	$85,075	$70,549	$44,127	$33,996

Basic weighted-average shares outstanding	66,761,409	65,976,331	66,803,946	66,115,552
Dilutive effect of stock options	1,682,240	1,731,942	1,443,415	1,583,639
Diluted weighted-average shares outstanding	68,443,649	67,708,273	68,247,361	67,699,191

Earnings per share:
Basic	$1.27	$1.07	$0.66	$0.51

Diluted	$1.24	$1.04	$0.64	$0.50

2.                   Interim Financial Statements (continued)

There were 13,917 and 42,109 options which were not considered dilutive for purposes of EPS calculations for the six-month periods ended June 30, 2005 and 2004, respectively.  For the three-month periods ended June 30, 2005 and 2004 there were 92,274 and 193,514 options, respectively, which were not considered dilutive for purposes of EPS calculations.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. The Company currently uses the intrinsic value method to measure compensation cost related to its share-based transactions. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

In March 2005, the SEC issued Staff Accounting Bulletin (‘SAB’) No. 107, which expresses the views of the SEC regarding the interaction of SFAS No. 123R and certain SEC regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies.

In April 2005, the SEC issued Release 2005-57, which delays the effective date for SFAS No. 123R to reporting periods in the first fiscal year beginning after June 15, 2005.

Accordingly, the Company expects to adopt SFAS No. 123R and follow the guidance of SAB 107 beginning on January 1, 2006.  The Company is in the process of determining the valuation methodology it will use under the fair value method and is assessing the impact the adoption of SFAS No. 123R will have on its results of operations and financial condition.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

3.                   Securities

Amortized cost amounts and fair values of securities are summarized as follows as of June 30, 2005 (Dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
Held to Maturity	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$4,495,423	$15,005	$(9,678)	$4,500,750
Federal agency securities	2,349,721	1,575	(20,723)	2,330,573
State and political subdivisions	119,384	6,246	(62)	125,568

Total	$6,964,528	$22,826	$(30,463)	$6,956,891

	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$3,954,308	$15,580	$(18,916)	$3,950,972
State and political subdivisions	358,979	15,316	(48)	374,247
Corporate debt	177,038	1,048	(1,896)	176,190
Foreign government securities	10,072	192	—	10,264

Total	$4,500,397	$32,136	$(20,860)	$4,511,673

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2004 (Dollars in thousands):

	Amortized	Unrealized	Unrealized
Held to Maturity	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$3,543,961	$13,269	$(7,802)	$3,549,428
Federal agency securities	2,274,665	1,658	(18,443)	2,257,880
State and political subdivisions	124,091	6,090	(27)	130,154

Total	$5,942,717	$21,017	$(26,272)	$5,937,462

	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$3,848,255	$21,596	$(14,951)	$3,854,900
State and political subdivisions	384,859	20,110	(60)	404,909
Corporate debt	177,201	911	(1,566)	176,546
U.S. Treasury securities	113,843	4,845	—	118,688
Foreign government securities	10,302	160	—	10,462

Total	$4,534,460	$47,622	$(16,577)	$4,565,505

The carrying value of securities pledged amounted to approximately $6.9 billion and $6.3 billion at June 30, 2005 and December 31, 2004, respectively.  Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding Federal Home Loan Bank of Boston (‘FHLBB’) borrowings.

On a quarterly basis the Company reviews its investment portfolio on a security-by-security basis for any investment that may be other-than-temporarily impaired.  In its evaluation, the Company considers the length of time the security has been impaired, the severity of the impairment, the financial condition and future prospects of the issuer, and the Company’s ability and intent to hold the security to maturity or until it recovers in value.  At June 30, 2005, no securities were considered to be other-than-temporarily impaired.

4.                   Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at June 30, 2005 and December 31, 2004.  In addition, there were no loan charge-offs or recoveries during the six months ended June 30, 2005 nor the year ended December 31, 2004. Loans are summarized as follows (Dollars in thousands):

	June 30,	December 31,
	2005	2004

Loans to mutual funds	$55,886	$22,520
Loans to individuals	110,477	69,402
Loans to others	43,557	42,708
Gross loans	209,920	134,630
Less allowance for loan losses	(100)	(100)

Total	$209,820	$134,530

5.                   Deposits

The following is a summary of deposit balances by type (Dollars in thousands):

	June 30,	December 31,
	2005	2004
Interest-bearing deposits:
Savings	$4,084,503	$4,362,895
Time	112,520	97,669
Total interest-bearing deposits	4,197,023	4,460,564

Noninterest-bearing deposits:
Demand	579,807	690,308
Savings	22,701	85,510
Time	300,000	160,000
Total noninterest-bearing deposits	902,508	935,818

Total	$5,099,531	$5,396,382

Time deposits with balances greater than $100,000 totaled $412.5 million and $257.6 million at June 30, 2005 and December 31, 2004, respectively.  All time deposits had a maturity of less than three months at June 30, 2005 and December 31, 2004.

6.                   Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	June 30,	December 31,
	2005	2004

Repurchase agreements - short term	$4,251,699	$3,655,497
Repurchase agreements - long term	600,000	600,000
Total	$4,851,699	$4,255,497

Approximately $5.0 billion and $4.3 billion of securities were pledged to collateralize repurchase agreements as of June 30, 2005 and December 31, 2004, respectively.

7.                   Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	June 30,	December 31,
	2005	2004

Federal Funds purchased	$1,303,326	$344,491
Federal Home Loan Bank of Boston short-term advances	—	200,000
Federal Home Loan Bank of Boston long-term advances	50,000	50,000
Treasury, Tax and Loan account	114	190
Total	$1,353,440	$594,681

The Company has borrowing arrangements with the FHLBB and the Federal Reserve Discount Window, which have been utilized on an overnight, short-term and long-term basis to satisfy funding requirements.  Approximately $1.8 billion and $1.6 billion of securities were pledged to collateralize these advances as of June 30, 2005 and December 31, 2004, respectively.

8.                   Stockholders’ Equity

As of June 30, 2005, the Company’s authorized capital stock consisted of 1,000,000 shares of Preferred Stock and 175,000,000 shares of Common Stock, all with a par value of $0.01 per share.

The Company has four equity incentive plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), the 1997 Employee Stock Purchase Plan (‘ESPP’) and the 2005 Equity Incentive Plan, which was approved by the stockholders on April 14, 2005 (the ‘2005 Plan’).  The 2005 Plan supersedes both the Stock Plan and the Director Plan, both of which expire in November 2005. There were no amendments to any plans during the six months ended June 30, 2005.

During the six months ended June 30, 2005, the following activity occurred under the Director Plan, the Stock Plan and the 2005 Plan:

	June 30, 2005
		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2004	5,929,352	$28
Granted	52,366	47
Exercised	(250,624)	30
Canceled	(38,265)	33
Outstanding at June 30, 2005	5,692,829	$28

Outstanding and Exercisable at June 30, 2005	4,884,575

8.                   Stockholders’ Equity (continued)

A summary of activity under the ESPP is as follows:

	For the Six	For the
	Months Ended	Year Ended
	June 30,	December 31,
	2005	2004

Total shares available under the ESPP, beginning of period	636,267	227,504
Approved increase in shares available	—	500,000
Issued at June 30	(54,862)	(47,681)
Issued at December 31	—	(43,556)

Total shares available under the ESPP, end of period	581,405	636,267

Purchases under the ESPP are made two times a year on the last business day of each payment period.  The purchase price is equal to the lesser of (i) 90% of the market value of the Common Stock on the first business day of the payment period, or (ii) 90% of the market value of the Common Stock on the last business day of the payment period.  The payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

For the six-month period ended June 30, 2005, the purchase price of the stock was $34.25, or 90% of the market value of the Common Stock on the last business day of the payment period ending June 30, 2005.

During the year ended December 31, 2004, the purchase prices of the stock were $35.00 and $38.75, or 90% of the market value of the Common Stock on the first business day of the payment periods ending June 30, 2004 and December 31, 2004, respectively.

In July 2005, the Company announced that its Board of Directors authorized a repurchase plan of up to $150 million of the Company’s common stock over the next twelve months.

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

	For the Six Months Ended		For the Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost-benefits earned / benefit obligations	$372	$463	$186	$177
Interest cost on projected benefit obligations	572	555	286	204
Expected return on plan assets	(718)	(725)	(359)	(358)
Net amortization and deferral	156	120	78	58
Net periodic pension cost	$382	$413	$191	$81

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

9.                   Employee Benefit Plans (continued)

Net periodic pension cost for the Company’s SERP included the following components (Dollars in thousands):

	For the Six Months Ended		For the Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost-benefits earned / benefit obligations	$888	$476	$444	$238
Interest cost on projected benefit obligations	736	484	368	242
Net amortization and deferral	544	296	272	148
Net periodic pension cost	$2,168	$1,256	$1,084	$628

During 2005, the Company expects to contribute up to $4 million, but no more than the maximum deductible contribution the Company can make for the fiscal year to its pension plan.  During the six-month period ended June 30, 2005, the Company did not make any contributions to the plan.

At June 30, 2005, the SERP remained an unfunded plan.  Consistent with the Company’s expectations at December 31, 2004, no contributions to the SERP are anticipated during 2005.

10.            Off-Balance Sheet Financial Instruments

Lines of Credit - At June 30, 2005, the Company had commitments to mutual funds under collateralized open lines of credit totaling $850.0 million, against which $21.2 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at June 30, 2005 totaled $6.0 billion while the fair value of the portfolio totaled approximately $5.8 billion. Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

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

11.            Derivative Financial Instruments

Interest Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position.  The Company has experienced no terminations or defaults by counterparties of interest rate swaps.  Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value.  As of June 30, 2005, the credit risk related to the Company’s interest rate contracts was approximately $10.8 million.

The Company enters into pay-fixed/receive-floating interest rate swap agreements.  These instruments have been designated as cash flow hedges of variable-rate liabilities.  The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.8 billion and $1.6 billion at June 30, 2005 and December 31, 2004, respectively.  These contracts had net fair values of approximately $10.5 million and $1.5 million at June 30, 2005 and December 31, 2004, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.

For the six months and the three months ended June 30, 2005, the Company recognized net pre-tax gains of $3.0 million and $0.6 million, respectively, which represented the total ineffectiveness for all cash flow hedges. For both the six months and the three months ended June 30, 2004, total ineffectiveness related to cash flow hedges was $0.9 million.

As of June 30, 2005, the Company expects that approximately $5.2 million of deferred net after-tax gains on derivative contracts included in other comprehensive income will be reclassified to net interest income within the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging short-term variable-rate liabilities, as well as the amortization of gains from the termination of cash flow hedging derivatives.

Foreign Exchange Contracts - Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates.  Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value of the Company’s foreign exchange contracts as of June 30, 2005 and December 31, 2004 was $8.2 billion and $6.9 billion, respectively.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheet.  Unrealized gains in other assets were $125.9 million and $99.6 million as of June 30, 2005 and December 31, 2004, respectively.  Unrealized losses in other liabilities were $125.2 million and $98.5 million as of June 30, 2005 and December 31, 2004, respectively.  Foreign exchange contracts with the same counterparty are netted in the Company’s consolidated balance sheet when a master netting agreement exists.  These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

Other - The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At June 30, 2005 and December 31, 2004, the Company had $114.9 million and $672.2 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities. The net fair value of the contracts at June 30, 2005 and December 31, 2004 was not significant.  Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

12.            Commitments and Contingencies

Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances.  The average required reserve balance with the Federal Reserve Bank (‘FRB’) for the two-week period including June 30, 2005 was approximately $16.3 million.  In addition, the Company’s balance sheet includes deposits totaling $166.0 million, which were pledged to secure clearings with depository institutions as of June 30, 2005.

12.            Commitments and Contingencies (continued)

Contingencies - Assets held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there were no contingent liabilities at June 30, 2005 that were material to the consolidated financial position or results of operations of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.  The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Total Capital (to Risk-Weighted Assets-the Company)	$727,948	19.63%	$296,655	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$705,812	19.05%	$296,455	8.00%	$370,569	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$727,848	19.63%	$148,327	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$705,711	19.04%	$148,228	4.00%	$222,342	6.00%
Tier 1 Capital (to Average Assets-the Company)	$727,848	6.05%	$481,336	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$705,711	5.87%	$481,256	4.00%	$601,570	5.00%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets-the Company)	$636,219	20.54%	$247,782	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$618,166	19.98%	$247,572	8.00%	$309,465	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$636,119	20.54%	$123,891	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$618,066	19.97%	$123,786	4.00%	$185,679	6.00%
Tier 1 Capital (to Average Assets-the Company)	$636,119	5.85%	$435,080	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$618,066	5.68%	$435,017	4.00%	$543,772	5.00%

13.            Regulatory Matters (continued)

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

The operations of the Company’s securities broker affiliate, Investors Securities Services, LLC, are subject to federal and state securities laws, as well as the rules of both the SEC and the NASD.  Management believes, as of June 30, 2005, that Investors Securities Services, LLC is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s insurance captive affiliate, Investors Vermont Insurance Company (IVIC), are subject to the laws of the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration.  Management believes, as of June 30, 2005, that IVIC is in material compliance with all of the requirements to which it is subject.

14.            Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue				Long-Lived Assets
Geographic	For the Six Months Ended June 30,		For the Three Months Ended June 30,		June 30,	December 31,
Information:	2005	2004	2005	2004	2005	2004

United States	$317,369	$291,240	$159,631	$143,197	$139,613	$141,801
Ireland	18,423	13,440	9,782	7,343	5,618	5,930
Canada	2,634	2,237	1,267	1,231	155	121
Cayman Islands	85	90	42	45	—	—

Total	$338,511	$307,007	$170,722	$151,816	$145,386	$147,852

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 18% of the Company’s consolidated net operating revenues for both the six-month and the three-month periods ended June 30, 2005, and 17% of the Company’s consolidated net operating revenues for both the six-month and the three-month periods ended June 30, 2004.  No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues for the six-month and the three-month periods ended June 30, 2005 and 2004.

The following represents the Company’s asset servicing fees by service lines (Dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Core service fees:
Custody, accounting and administration	$178,703	$154,849	$90,159	$78,755

Ancillary service fees:
Foreign exchange	25,504	33,008	12,255	14,513
Cash management	16,537	12,338	9,173	6,738
Securities lending	11,850	5,724	8,170	3,581
Investment advisory	3,704	8,033	1,989	4,563
Other service fees	1,403	1,228	752	843
Total ancillary service fees	58,998	60,331	32,339	30,238

Total asset servicing fees	$237,701	$215,180	$122,498	$108,993

15.            Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Federal funds sold and securities sold under repurchase agreements	$753	$314	$390	$152
Investment securities held to maturity and available for sale	201,594	140,310	105,461	67,961
Loans	3,811	2,152	2,252	1,027
Total interest income	206,158	142,776	108,103	69,140
Interest expense:
Deposits	31,363	22,274	16,118	10,904
Securities sold under repurchase agreements	60,551	19,086	34,197	11,439
Short-term and other borrowings	24,585	10,920	15,742	4,722
Total interest expense	116,499	52,280	66,057	27,065

Net interest income	$89,659	$90,496	$42,046	$42,075

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Investors Financial Services Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
August 9, 2005

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our Unaudited Condensed Consolidated Financial Statements and related Notes to Unaudited Condensed Consolidated Financial Statements, which are included elsewhere in this Report.  The following discussion contains forward-looking statements that reflect plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  See “Certain Factors That May Affect Future Results.”

Overview

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company.  We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  We have offices located in the United States, Ireland, Canada, and the Cayman Islands with a vast global subcustodian network established to accommodate the international needs of our clients.  At June 30, 2005, we provided services for approximately $1.5 trillion in net assets, including approximately $250 billion in foreign net assets.

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

As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity and the prevailing interest rate environment.  A significant portion of our core services revenue is based upon the amount of assets under administration.  As market values of underlying assets fluctuate, so will our revenue.  We have managed this volatility by offering a tiered pricing structure for our asset-based fees.  As asset values increase, the basis point fee is reduced for the incremental assets.  When asset values decrease, revenue is only impacted at the then marginal rate.  Many of our value-added services are transactional based, and we receive a fee for each transaction processed.  We have continued to experience net interest margin compression during the first half of 2005 versus 2004 due to a flatter yield curve and lower reinvestment spreads and the liability sensitive nature of our balance sheet.  Because we are a liability sensitive institution, as overnight interest rates rise, most of our liabilities reprice but our assets take longer to reprice due to the nature of their reset provisions (i.e., monthly, quarterly and annually).  The lower interest rate spreads were also due to the narrowing of market spreads on reinvestment and purchase opportunities of fixed and floating-rate investment assets.

We remain focused on our sales efforts, prudent expense management and increasing our operating efficiency.  These goals are complicated by the need to build infrastructure to support our rapid growth, the need to maintain state-of-the-art systems and the need to retain and motivate our workforce.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” which are made under Section 21E of the Securities Exchange Act of 1934 and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, growth rate, annual dividend payments, interest rate conditions, interest rate sensitivity, compliance with capital adequacy guidelines, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses and the reclassification of net after-tax gains on derivative contracts, securities lending revenue, net interest income, operating expenses, including occupancy needs, professional fee expense, travel and sales expense, investments in technology and compensation expense, pension plan and supplemental pension expense, depreciation expense, effective tax rate, investments in FHLBB capital stock, the effect on earnings of changes in equity values or fixed income, our ability to execute our stock repurchase plan, and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

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

Our growth depends in part on the ability of our clients to generate fund flows by selling their investment products to new and existing investors.  Fluctuations in interest rates or the securities markets can lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees.  For example, if the value of equity assets held by our clients were to increase or decrease by 10%, we estimate currently that this, by itself, would cause a corresponding change of approximately 3% in our earnings per share.  If the value of fixed-income assets held by our clients were to increase or decrease by 10%, we estimate currently that this, by itself, would cause a corresponding change of approximately 2% in our earnings per share.

Our net interest income is earned by investing depositors’ funds in our investment portfolio and, in small part, by making loans.  A rising interest rate environment, such as we are now experiencing, generally causes downward pressure on net interest income.  Changes in the relationship between short-term and long-term interest rates, referred to as the yield curve, could also adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results.  The current flattening yield curve, where short-term rates have increased while long-term rates have failed to increase, has resulted in a decrease in our net interest margin that may continue to have a material impact on our net interest income.

In addition, we are experiencing narrower investment portfolio reinvestment spreads.  If reinvestments spreads on the security types we purchase remain narrow, or become narrower, our net interest income could be impacted negatively.

A material portion of our revenue is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’) and related entities.

As a result of our selection to service assets for Barclays Global Investors Canada, Ltd., our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our ongoing relationship with BGI’s iShares and Master Investment Portfolios, BGI accounted for approximately 18% of our net operating revenue during both the six months and the three months ended June 30, 2005.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  While we provide services to BGI under long-term contracts (that expire in 2006), those contracts may be terminated for certain regulatory and fiduciary reasons.  The loss of BGI’s business would cause our net operating revenue to decline significantly and would likely have an adverse effect on our quarterly and annual results.

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

We have been named in a lawsuit in U.S. District Court in Massachusetts alleging, among other things, violations of securities laws.  In addition, we have been named in a lawsuit in Massachusetts state court alleging, among other things, violations of a covenant of good faith and fair dealing in a contract. While we believe these claims are without merit, we cannot be sure that we will prevail in the defense of these claims. We are also party to other litigation and we may become subject to other legal claims in the future. Litigation is costly and could divert the attention of management.

Our future results depend, in part, on successful integration of prior and possible future acquisitions and outsourcing transactions.

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

We have experienced a period of rapid growth that has required the dedication of significant management and other resources. Continued rapid growth could place a strain on our management and other resources.  To manage future growth effectively, we must continue to invest in our operational, financial and other internal systems, and our human resources, which could affect our profitability.

We must hire and retain skilled personnel in order to succeed.

Qualified personnel, in particular managers and other senior personnel, are in great demand throughout the financial services industry.  As a result, we could find it increasingly difficult to continue to attract and retain sufficient numbers of these highly skilled employees, which could affect our ability to attract and retain clients.

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

•                                          Changes in interest rates, the relationship between different interest rates or equity values;

•                                          The rate of net inflows and outflows of investor funds in the investment vehicles offered by our clients; and

•                                          The timing and magnitude of share repurchases under our share repurchase plan.

Most of our expenses, such as employee compensation and rent, are relatively fixed.  As a result, any shortfall in revenue relative to our expectations could significantly affect our operating results.

We are subject to extensive federal and state regulations that impose complex restraints on our business.

Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us.  Our primary regulators are the Federal Reserve Board (‘FRB’), the Federal Deposit Insurance Corporation (‘FDIC’), the Massachusetts Commissioner of Banks, the National Association of Securities Dealers, Inc. (‘NASD’), and the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration (‘BISHCA’).  Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

•                                          The NASD maintains certain regulatory requirements that our securities broker affiliate, Investors Securities Services, LLC, must meet.  Failure to meet those requirements could lead to severe regulatory action;

•                                          BISHCA maintains certain regulatory requirements that our insurance captive affiliate, Investors Vermont Insurance Company, must meet.  Failure to meet those requirements could lead to regulatory action; and

•                                          Our international operations are subject to regulatory oversight by regulators in the jurisdictions in which we operate, including the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority and the Cayman Islands Monetary Authority.  Failure to comply with applicable international regulatory requirements could result in regulatory action and impact our ability to provide services in those jurisdictions.

Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for us to be acquired.  Also, we have not elected financial holding company status under the federal Gramm-Leach-Bliley Act of 1999.  This may place us at a competitive disadvantage with respect to other organizations.

Statements of Income

Comparison of Operating Results for the Six and Three Months Ended June 30, 2005 and 2004

Net income for the six-month and three-month periods ended June 30, 2005 increased 21% to $85.1 million, and increased 30% to $44.1 million, respectively, from the same periods in 2004. The overall increase in net income for both the six-month and three-month period comparisons resulted from higher asset servicing fees, reflecting strong client fund flows combined with our continued ability to sell to new and existing clients. The increases in net income for both periods were also due to gains from sales of investment securities in the first half of 2005, as well as a one-time tax benefit related to our recognition of the indefinite reversal provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (‘APB 23’), in the second quarter of 2005. See Note 2 in ‘Notes to Unaudited Condensed Consolidated Financial Statements’ for further discussion of the one-time tax benefit. The increases in net income for the six-month and three-month periods ended June 30, 2005 were partially offset by increases in operating expenses, reflecting continued growth in headcount and technology to support new and existing clients.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2005	2004	Change	2005	2004	Change

Total asset servicing fees	$237,701	$215,180	10%	$122,498	$108,993	12%
Other operating income	1,411	1,097	29%	626	748	(16)%
Gain on sale of investment	9,740	234	4,062%	5,552	—	100%

Total fees and other revenue	$248,852	$216,511	15%	$128,676	$109,741	17%

The largest components of asset servicing fees are custody, accounting and administration, which increased 15% to $178.7 million, and increased 14% to $90.2 million, for the six month and three month periods ended June 30, 2005, respectively, from the same periods in 2004.  The increase in custody, accounting and administration fees in both the six month and three month periods is primarily due to growth in assets processed resulting from fund flows and market value gains and further penetration of existing clients. Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: middle office outsourcing, global custody, multicurrency accounting, fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  The change in net assets processed includes the following components (Dollars in billions):

	For the Six Months	For the Three Months
	Ended June 30, 2005	Ended June 30, 2005

Net assets processed, beginning of period	$1,430	$1,469
Change in net assets processed:
Sales to new clients	2	1
Further penetration of existing clients	21	14
Lost clients	(11)	(2)
Fund flows and market gain	54	14
Total change in net assets processed	66	27
Net assets processed, end of period	$1,496	$1,496

The majority of the increase in assets processed for the six months ended June 30, 2005 was due to the ability of our clients to develop and sell product, which generates fund flows that have a direct, positive impact on our business.  The increase in assets processed for the three months ended June 30, 2005 was due to client fund flows and sales to new and existing clients.  As indicated in the ‘Overview’ section, our core services fees are generated by charging a fee based upon the value of assets processed.  As market values or clients’ asset levels fluctuate, so will our revenue.  Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility to a certain extent.  As asset values increase, the basis point fee typically lowers.  When asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

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

Transaction-driven income, a component of asset servicing fees, includes our ancillary services, such as foreign exchange, cash management, securities lending and investment advisory services.

• Foreign exchange fees were $25.5 million for the six-month period ended June 30, 2005, down 23% from the same period in 2004, and were $12.3 million for the three-month period ended June 30, 2005, down 16% from the same period in 2004.  The decrease in foreign exchange fees is primarily attributable to lower volatility in currency markets.  Future foreign exchange income is dependent on the volume of client activity and the overall volatility in the currencies traded.

• Cash management fees, which consist of sweep fees, were $16.5 million for the six months ended June 30, 2005, up 34% from the same period in 2004, and were $9.2 million for the three months ended June 30, 2005, up 36% from the same period in 2004. The increase is primarily due to higher balances placed by our clients in the cash management products we offer.  Cash management revenue will continue to depend on the level of client balances maintained in the cash management products we offer.  If our clients’ investment products continue to maintain increasing cash balances, we expect our cash management revenue to be positively impacted.

• Securities lending fees were $11.9 million for the six months ended June 30, 2005, up 107% from the same period in 2004, and were $8.2 million for the three-month period ended June 30, 2005, up 128% from the same period in 2004. The increase in securities lending fees in both periods was due to higher volumes and improved market conditions.  Securities lending transaction volume is positively affected by the market value of the securities on loan, merger and acquisition activity, increased IPO activity and a steeper short end of the yield curve.  If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted.  If we experience a reduction in our securities lending portfolio, lower market values and compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted.  In addition, second quarter securities lending fees are typically seasonably higher due to the dividend arbitrage opportunity on foreign securities.

• Investment advisory fees were $3.7 million for the six months ended June 30, 2005, down 54% from the same period in 2004, and were $2.0 million for the three-month period ended June 30, 2005, down 56% from the same period in 2004.  The decrease in investment advisory fees is attributable to lower asset levels in our proprietary Merrimac money market funds combined with advisory fee waivers on certain of the funds.  Future investment advisory fee income is dependent upon asset levels within the Merrimac money market funds, which are driven by overall market conditions, client activity and transaction volumes. The Company discontinued advisory fee waivers in the second quarter of 2005.

• Other service fees for the six months ended June 30, 2005 were $1.4 million, up 14% from the same period last year, and were $0.8 million for the three months ended June 30, 2005, down 11% from the same period in 2004. Other service fees primarily include income earned on brokerage and transition management services, which were provided in greater volume in the first half of 2005 compared to the same period in 2004. The decrease in other service fees from the three-month period ended June 30, 2004 to the same period in 2005 was due to a one-time transition for a large client in the second quarter of 2004.

Other operating income for the six months ended June 30, 2005 was $1.4 million, up 29% from the same period in 2004, and was $0.6 million for the three months ended June 30, 2005, down 16% from the same period in 2004. The increase in the six-month period was primarily due to an increase in stock dividend income from Federal Home Loan Bank of Boston (‘FHLBB’) from 2004. The decrease in the three-month period was due to a one-time client system enhancement project that was completed in the second quarter of 2004.

During the first half of 2005, we sold municipal securities and U.S. Treasury securities held in our available for sale portfolio, resulting in the recognition of $9.7 million and $5.6 million in gains for the six-month and three-month periods ended June 30, 2005, respectively.  These security sales were the result of our strategy to improve the after-tax yield of our municipal securities portfolio by replacing certain municipal securities sold with those that offer a more attractive after-tax yield, as well as to capitalize on strong market conditions.

Net Interest Income

The following table presents the components of net interest income (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2005	2004	Change	2005	2004	Change

Interest income	$206,158	$142,776	44%	$108,103	$69,140	56%
Interest expense	116,499	52,280	123%	66,057	27,065	144%
Total net interest income	$89,659	$90,496	(1)%	$42,046	$42,075	—

Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates.  The slight decrease in our net interest income for both the six-month and three-month periods ended June 30, 2005, was primarily driven by lower interest rate spreads, which was partially offset by growth in our investment portfolio.  Lower interest rate spreads were due to increasing short-term interest rates without a concurrent increase in longer-term rates, which resulted in a flattening yield curve. Consequently, our interest-bearing liabilities, of which the majority is priced based on overnight floating rates, have repriced faster than our interest-earning assets, resulting in a lower net interest margin.  In addition, reinvestment and purchase spreads on fixed and floating-rate assets were lower than expected due to higher market demand, especially for shorter-term and floating-rate fixed income investments. Average investment security balances were higher in 2005 by approximately $1.8 billion in both the six-month and three-month periods ended June 30, 2005 compared to the same periods in 2004.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the six months and the three months ended June 30, 2005 compared to the same periods in 2004.  Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Six Months Ended June 30, 2005			For the Three Months Ended June 30, 2005
	Change	Change		Change	Change
	Due to	Due to		Due to	Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Federal Funds sold and securities purchased under resale agreements	$(45)	$484	$439	$(26)	$264	$238
Investment securities	31,083	30,201	61,284	15,099	22,401	37,500
Loans	152	1,507	1,659	460	765	1,225

Total interest-earning assets	$31,190	$32,192	$63,382	$15,533	$23,430	$38,963

Interest-bearing liabilities:
Deposits	$(4,272)	$13,361	$9,089	$(3,270)	$8,484	$5,214
Borrowings	22,983	32,147	55,130	14,155	19,623	33,778

Total interest-bearing liabilities	$18,711	$45,508	$64,219	$10,885	$28,107	$38,992

Change in net interest income	$12,479	$(13,316)	$(837)	$4,648	$(4,677)	$(29)

In addition to investing in both variable and fixed-rate securities, we use derivative instruments to manage our exposure to interest rate risk. See the ‘Market Risk’ section for more detailed information.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Federal Funds sold and securities purchased under resale agreements	$55,967	$753	2.69%	$64,110	$314	0.98%
Investment securities(1)
Mortgage-backed securities	7,867,841	145,277	3.69%	6,311,071	100,426	3.18%
Federal agency securities	2,318,705	40,860	3.52%	2,003,017	24,253	2.42%
State and political subdivisions	470,210	10,885	4.63%	472,435	10,701	4.53%
Other securities	259,273	4,572	3.53%	298,676	4,930	3.30%
Total investment securities	10,916,029	201,594	3.69%	9,085,199	140,310	3.09%
Loans	192,997	3,811	3.95%	180,998	2,152	2.38%
Total interest-earning assets	11,164,993	206,158	3.69%	9,330,307	142,776	3.06%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	637,264			527,817
Total assets	$11,802,157			$9,858,024

Interest-bearing liabilities:
Deposits:
Savings	$3,252,860	$29,753	1.83%	$4,050,597	$22,198	1.10%
Time	118,270	1,610	2.72%	15,151	76	1.00%
Securities sold under repurchase agreements(2)	5,210,157	60,551	2.32%	3,726,235	19,086	1.02%
Junior subordinated debentures	24,774	1,210	9.77%	24,774	1,210	9.77%
Other borrowings (3)	1,647,953	23,375	2.84%	783,422	9,710	2.48%
Total interest-bearing liabilities	10,254,014	116,499	2.27%	8,600,179	52,280	1.22%
Noninterest-bearing liabilities:
Demand deposits	304,401			289,415
Savings	57,415			77,897
Noninterest-bearing time deposits	203,425			165,852
Other liabilities	231,710			136,181
Total liabilities	11,050,965			9,269,524
Equity	751,192			588,500
Total liabilities and equity	$11,802,157			$9,858,024
Net interest income		$89,659			$90,496
Net interest margin (4)			1.61%			1.94%
Average interest rate spread (5)			1.42%			1.84%
Ratio of interest-earning assets to interest-bearing liabilities			108.88%			108.49%

(1)	Average yield/cost on available for sale securities is based on amortized cost.
(2)	Interest expense includes penalties of $2.9 million for the six months ended June 30, 2004 for prepayment of two term repurchase agreements.
(3)	Interest expense includes contractual prepayment penalties of $3.9 million for the six months ended June 30, 2004 for the prepayment of certain FHLBB borrowings.
(4)	Annualized net interest income divided by total interest-earning assets.
(5)	Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Operating Expenses

Total operating expenses were $218.0 million for the six months ended June 30, 2005, up 9% from the same period in 2004. Total operating expenses were $113.2 million for the three months ended June 30, 2005, up 12% from the same period in 2004. The increases in operating expenses were primarily due to increased compensation and benefits, technology and telecommunications, travel and sales and other operating expenses, as detailed below.  It is expected that incremental expense for the remainder of 2005 will primarily be driven by continued investments in headcount and technology to support new and existing clients.  The components of operating expenses were as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Compensation and benefits	$120,351	$109,094	10%	$63,432	$53,771	18%
Technology and telecommunications	25,913	20,722	25%	13,077	10,456	25%
Transaction processing services	22,776	21,138	8%	11,656	10,198	14%
Depreciation and amortization	15,984	16,721	(4)%	8,093	8,767	(8)%
Occupancy	12,840	14,260	(10)%	6,227	6,869	(9)%
Professional fees	6,379	7,256	(12)%	3,406	4,018	(15)%
Travel and sales promotion	3,174	2,579	23%	1,825	1,497	22%
Insurance	2,275	2,360	(4)%	1,146	1,164	(2)%
Other operating expenses	8,337	6,704	24%	4,375	3,960	10%

Total operating expenses	$218,029	$200,834	9%	$113,237	$100,700	12%

Compensation and benefits expense was $120.4 million for the six months ended June 30, 2005 and was $63.4 million for the three months ended June 30, 2005, up 10% and 18%, respectively, from the same periods last year due to higher headcount and annual salary increases partially offset by lower bonus accruals consistent with our current EPS projections for 2005.  Further increases in compensation expense in 2005 will be primarily dependent upon sales to new and existing clients.

Technology and telecommunications expense was $25.9 million for the six months ended June 30, 2005 and was $13.1 million for the three months ended June 30, 2005, both up 25% from the same periods last year.  These increases were due to our outsourcing agreement with IBM, which we entered into in July of 2004.  The costs of this agreement were partially offset by decreases in other technology and telecommunications expenses, as the services were previously performed by the Bank or other service providers.  Future technology and telecommunications expense will be dependent on client integrations associated with new business and ongoing improvement to our infrastructure.  Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue each year, including the related compensation costs.

Occupancy expense was $12.8 million for the six months ended June 30, 2005 and was $6.2 million for the three months ended June 30, 2005, down 10% and 9%, respectively, from the same periods last year.  These decreases were due to favorable new ten-year lease agreements for our 505,000 square feet of office space in Boston.  Occupancy expense should remain relatively stable until the fourth quarter of 2005 when we expect to add additional space to support our growth.

Professional fees expense was $6.4 million for the six months ended June 30, 2005 and was $3.4 million for the three months ended June 30, 2005, down 12% and 15%, respectively, from the same periods last year.  These decreases are attributed primarily to lower subadvisory expense associated with our Merrimac Master Portfolios, resulting from lower average fund balances and advisory fee waivers.  These fee waivers were discontinued during the second quarter of 2005.  We expect professional fees expense to remain consistent for the remainder of the year.

Travel and sales promotion expense was $3.2 million for the six months ended June 30, 2005 and was $1.8 million for the three months ended June 30, 2005, up 23% and 22%, respectively, compared to the same periods last year.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients and traveling to existing client sites and our foreign offices.  The increases in 2005 resulted from a higher level of travel to client sites, a higher level of sales calls to potential clients and industry conferences.  We expect travel and sales expense to remain consistent for the remainder of 2005.

Other operating expense was $8.3 million for the six months ended June 30, 2005 and was $4.4 million for the three months ended June 30, 2005, up 24% and 10%, respectively, compared to the same periods last year primarily as a result of higher recruiting expense and higher miscellaneous expenses.  We expect that incremental expense for the remainder of 2005 will be primarily associated with new business.

Income Taxes

Income taxes were $35.4 million for the six-month period ended June 30, 2005, down 1% from the same period in 2004, and were $13.4 million for the three-month period ended June 30, 2005, down 22% from the same period in 2004.  The decrease in income taxes and the effective tax rate in both periods is primarily attributable to the reversal of deferred income tax accruals of approximately $7.0 million in the second quarter of 2005 related to the undistributed earnings of our Irish subsidiaries. During the second quarter of 2005, we recognized the indefinite reversal provision of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (‘APB 23’), which specifies that U.S. income taxes should not be recorded on the undistributed earnings of a foreign subsidiary if those undistributed earnings have been or will be invested indefinitely in that subsidiary. We have determined that the undistributed earnings of our Irish subsidiaries will be permanently invested in our Irish operations to support continued growth. The decrease in income taxes and the effective tax rate for both periods in 2005 was partially offset by increased pretax earnings, as well as a decreased percentage of tax-exempt income, resulting from the income generated by our municipal securities portfolio, in pretax earnings.  We expect our effective tax rate for the remainder of 2005 to be approximately 34.25%.

Financial Condition

At June 30, 2005, our total assets were $12.4 billion, up 11% from $11.2 billion at December 31, 2004, due to increased investment securities.  Average interest-earning assets increased $1.8 billion, or 20% for the six-month period ended June 30, 2005 from the same period in 2004, and increased $1.9 billion, or 20% for the three-month period ended June 30, 2005 from the same period in 2004.  Our asset growth was primarily funded by increases in average external borrowings of approximately $2.1 billion and $2.5 billion for the six-month and three-month periods ended June 30, 2005, respectively.

Investment Portfolio

The income we derive from our investment portfolio is generated primarily by investing client cash balances and is a component of our asset processing business.  In addition, we use the investment portfolio to secure open positions at securities clearing institutions in connection with our custody services.  The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	June 30,	December 31,
	2005	2004
Securities held to maturity
Mortgage-backed securities	$4,495,423	$3,543,961
Federal agency securities	2,349,721	2,274,665
State and political subdivisions	119,384	124,091
Total securities held to maturity	$6,964,528	$5,942,717

Securities available for sale
Mortgage-backed securities	$3,950,972	$3,854,900
State and political subdivisions	374,247	404,909
Corporate debt	176,190	176,546
U.S. Treasury securities	—	118,688
Foreign government securities	10,264	10,462
Total securities available for sale	$4,511,673	$4,565,505

The $1.0 billion, or 17%, increase in our held to maturity securities portfolio from December 31, 2004 to June 30, 2005 is primarily due to investment security purchases that allow us to continue to grow our balance sheet, while maintaining an acceptable risk profile. Our investment security purchases primarily included floating interest rate mortgage-backed securities which offer an attractive yield and reprice as interest rates increase.  Our held to maturity portfolio securities are purchased with the intent and ability to hold to maturity and are not viewed as our primary source of funds to satisfy liquidity needs.

Our available for sale securities portfolio decreased $0.1 billion, or 1% from December 31, 2004 to June 30, 2005.  The decrease was mainly due to sales of U.S. Treasuries and municipal securities during 2005 and investment security maturities and prepayments, partially offset by purchases of investment securities. Our investment security purchases included mortgage-backed securities, as well as municipal securities that offer a more attractive after-tax yield than those that we sold.

We believe that purchasing these securities allows us to take advantage of attractive yields and limited extension risk which aligns with our asset and liability strategy.  Refer to the gap analysis under the ‘Market Risk’ section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

The average balance of our investment securities for the six-month period ended June 30, 2005 was $10.9 billion, with an average yield of 3.69%, compared to an average balance of $9.1 billion with an average yield of 3.09% during the same period in 2004. The increase in yield is primarily due to our variable rate securities repricing at higher interest rates. If long-term interest rates rise during 2005, we would expect slower prepayments and our overall yield to increase as our variable rate securities reprice. Conversely, if long-term interest rates decline during 2005, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and similar risk.

We invest in mortgage-backed securities and Federal agency securities to increase the total return of the investment portfolio. Mortgage-backed securities and Federal agency bonds generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk.  Credit risk results from the possibility that a loss may occur if a counterparty, such as the Federal agency issuing the securities, is unable to meet the terms of the contract.  Credit risk related to mortgage-backed securities and Federal agency bonds is substantially reduced by payment guarantees and credit enhancements.  Prepayment risk results from the possibility that changes in interest rates and other economic factors will result in investment securities being paid off earlier than the scheduled maturity date.  Refer to the ‘Market Risk’ section for additional details regarding our net interest income simulation model, which includes the impact of changes in interest rates, and therefore prepayment risk, on our net interest income.

We invest in AAA rated, insured municipal securities to generate stable, tax advantaged income.  Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but their after-tax yields are comparable.  Municipal securities are subject to call risk.  Call risk is similar to prepayment risk and results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the issuing municipality prior to the maturity date of the bond.

Loan Portfolio

Our loan portfolio increased $75.3 million, or 56%, from December 31, 2004 to June 30, 2005 primarily due to an increase in overdrafts and demand loans.

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

At June 30, 2005, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our credit loss experience has been excellent.  There have been no loan charge-offs in the history of our Company.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of June 30, 2005, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has an allowance for loan losses of $0.1 million at June 30, 2005, a level which has remained consistent for the past five years.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Repurchase Agreements and Short-Term and Other Borrowings

Asset growth was funded in part by increased securities sold under repurchase agreements.  Repurchase agreements increased $0.6 billion, or 14%, from December 31, 2004 to June 30, 2005.  The majority of our repurchase agreements are with clients who prefer a more collateralized form of deposit.  Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand.  We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits.  The average balance of securities sold under repurchase agreements for the six months ended June 30, 2005 was $5.2 billion with an average cost of approximately 2.32%, compared to an average balance of $3.7 billion and an average cost of approximately 1.02% for the same period last year.  The increase in the average cost of repurchase agreements from 2004 is due to higher short-term interest rates in the first half of 2005 versus the first half of 2004. The average cost of securities sold under repurchase agreements for the six months ended June 30, 2004 included prepayment fees of $2.9 million.  These fees were incurred to employ an asset and liability strategy in which we replaced high rate borrowings with lower cost term funding.

Short-term and other borrowings increased $0.8 billion, or 128%, from December 31, 2004 to June 30, 2005.  We use short-term and other borrowings to offset the variability of deposit flow.  The average balance of short-term and other borrowings for the six months ended June 30, 2005 was $1.6 billion with an average cost of approximately 2.84%, compared to an average balance of $0.8 billion and an average cost of approximately 2.48% for the same period last year.  The increase in the average cost of short-term and other borrowings was due to an increase in short-term rates during the first half of 2005 compared to the same period in 2004.  The average cost of borrowings for the six months ended June 30, 2004 included prepayment fees of $3.9 million.  Again, these fees were incurred to employ an asset and liability strategy in which we replaced high rate borrowings with lower cost term funding.

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

Our balance sheet is primarily subject to interest rate risk, which is the risk of loss due to movements in interest rates. Prepayment risk, which is the risk that changes in interest rates and other economic factors will result in investment securities being paid off earlier than the scheduled maturity date, is inherent in our investment securities, mainly our mortgage-backed securities and Federal agency bond portfolios.  Prepayment levels for mortgage-backed securities are primarily driven by changes in interest rates.  Prepayment levels for Federal agency securities are driven by a number of factors, including expiration of prepayment penalty provisions, economic condition of the borrower, borrower refinancing alternatives, and, to a lesser extent, interest rates.

Prepayment speeds for mortgage-backed securities increased during the second quarter of 2005 due to increased refinancing activity driven by declining mortgage rates.  We expect recent prepayment experience to continue subject to future interest rate movements.  Prepayment experience for Federal agency securities (primarily SBA guaranteed loan pools) also increased over this period as the weighted average life of the securities shortened.  We expect the combination of heightened prepayment experience and, more significantly, reduced reinvestment opportunities to continue to pressure our net interest income for the remainder of 2005.

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

The day-to-day responsibility for oversight of the Asset and Liability Management function has been delegated by our Board of Directors to our Asset and Liability Committee (‘ALCO’).  ALCO is a senior management committee consisting of the Chief Executive Officer, the President, the Chief Financial Officer, the Chief Risk Officer and members of the Treasury function. ALCO meets twice monthly.  Our primary tool in managing interest rate sensitivity is an income simulation model. Key assumptions in the simulation model include the timing of cash flows, which include forecasted prepayment speeds that are based on market and industry data, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity.  The model assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period will change periodically over the period being measured.  The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  These assumptions are inherently uncertain, and as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income.  Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

The results of the income simulation model as of June 30, 2005 and 2004 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 6.5% and 7.1%, respectively, which is within our 10% policy limit.  We also simulate a 200 basis point rate reduction over a twelve-month period, however, in the simulation we do not reduce rates below 0% because of the low likelihood that rates will move into a negative position.  This modified simulation would result in an increase in projected net interest income of 0.2% and a reduction of 13.8% as of June 30, 2005 and 2004, respectively.  In 2004, our Board of Directors approved a temporary exception to the 10% limit for decreases in interest rates, as a 200 basis point reduction would have moved interest rates into a negative position.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the cumulative gap position in the table presented below, at June 30, 2005, interest-bearing liabilities repriced faster than interest-earning assets in the short term, as has been typical for us.  Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize.  During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize.  Other important determinants of net interest income are general rate levels, balance sheet growth and mix, and interest rate spreads.  We continue to run a closely matched balance sheet by investing the majority of our assets in short duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.  Client deposits and repurchase agreements, which are predominantly short term, are our primary sources of funds.  We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure.  The effect of the swap agreements is to lengthen short-term variable-rate liabilities into longer-term fixed-rate liabilities.  The weighted-average fixed-payment rates were 3.25% and 3.00% at June 30, 2005 and 2004, respectively.  Variable-interest payments received are currently indexed to the overnight Federal Funds rate.  At June 30, 2005 and 2004, the weighted-average rates of variable market-indexed interest payment obligations to the Company were 3.19% and 1.02%, respectively.  The remaining terms of swaps at June 30, 2005 range from 0 to 36 months. These contracts had net fair values of approximately $10.5 million and $3.6 million at June 30, 2005 and 2004, respectively.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at June 30, 2005 (Dollars in thousands):

	Within Three Months	Three to Six Months	Six to Twelve Months	One Year to Five Years	Over Five Years	Total

Interest-earning assets: (1)
Investment securities (2), (3)	$6,648,006	$731,929	$1,065,444	$2,524,400	$445,776	$11,415,555
Federal funds sold and securities purchased under repurchase agreements	11,000	—	—	—	—	11,000
Loans - variable rate	209,908	—	—	—	—	209,908
Loans - fixed rate	—	—	12		—	12
Total interest-earning assets	$6,868,914	$731,929	$1,065,456	$2,524,400	$445,776	$11,636,475
Interest-bearing liabilities:
Savings accounts	$4,051,685	$—	$—	$32,818	$—	$4,084,503
Time deposits	112,520	—	—	—	—	112,520
Interest rate contracts	(1,680,000)	120,000	240,000	1,320,000	—	—
Securities sold under repurchase agreements	4,051,699	50,000	150,000	600,000	—	4,851,699
Short-term and other borrowings	1,303,440	—	—	50,000	—	1,353,440
Junior subordinated debentures	—	—	—	24,774	—	24,774
Total interest-bearing liabilities	$7,839,344	$170,000	$390,000	$2,027,592	$—	$10,426,936
Net interest-sensitivity gap during the period	$(970,430)	$561,929	$675,456	$496,808	$445,776	$1,209,539

Cumulative gap	$(970,430)	$(408,501)	$266,955	$763,763	$1,209,539
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	87.62%	94.90%	103.18%	107.32%	111.60%
Interest-sensitive assets as a percent of total assets (cumulative)	55.37%	61.27%	69.86%	90.21%	93.80%
Net interest-sensitivity gap as a percent of total assets	(7.82)%	4.53%	5.44%	4.00%	3.59%
Cumulative gap as a percent of total assets	(7.82)%	(3.29)%	2.15%	6.16%	9.75%

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

(3)          Excludes $49.4 million of unsettled securities purchases and $11.3 million of net unrealized losses as of June 30, 2005.

Liquidity

Liquidity represents the ability of an institution to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, Federal Reserve Discount Window, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, and fees collected from asset administration clients.  As a result of our management of liquid assets and our ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.08 per share for 2005 (approximately $5.4 million based upon 66,875,627 shares outstanding as of June 30, 2005).

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

In July 2005, we announced that our Board of Directors authorized us to repurchase up to $150 million of our Common Stock in the open market over the next twelve months.  We expect the purchase of our Common Stock to be funded primarily by a dividend from the Bank to the Company.  We do not expect the stock purchase program to have a material impact on our liquidity position, our risk-based capital ratios, including our leverage capital ratio, or our ability to pay dividends on our Common Stock.

We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate.  The aggregate amount of these borrowing arrangements as of June 30, 2005 was $4.6 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on an overnight basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties.  Each counterparty has agreed to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount of these borrowing arrangements at June 30, 2005 was $6.3 billion.

On April 19, 2004, the Federal Home Loan Bank of Boston (‘FHLBB’) implemented a new capital structure mandated for all Federal Home Loan Banks by the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB’s regulator, the Federal Housing Finance Board.  The Bank’s capital stock investment in the FHLBB totaled $50 million as of June 30, 2005.  The $50 million capital stock investment includes both a $25 million membership component and a $25 million activity-based component.  The Bank’s $50 million capital stock investment in the FHLBB provides a borrowing capacity of approximately $555 million. Under the new capital plan, FHLBB capital stock investments require a five-year advance notice of withdrawal.  The amount outstanding under this arrangement at June 30, 2005 was $50 million.  Additional borrowing is available to the Bank based on prescribed collateral levels and increased investment in FHLBB capital stock.  The Bank currently has no plans to increase its investment in FHLBB capital stock.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease office space and computing equipment through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $13.5 million and $11.8 million for the six months ended June 30, 2005 and 2004, respectively.  For the six months ended June 30, 2005, capital expenditures were comprised of approximately $10.8 million in capitalized software and projects in process, $2.6 million in fixed assets, and $0.1 million in leasehold improvements.  For the six months ended June 30, 2004, capital expenditures were comprised of approximately $3.8 million in capitalized software and projects in process, $7.9 million in fixed assets and $0.1 million in leasehold improvements.

Stockholders’ equity at June 30, 2005 was $794 million, up 11% from December 31, 2004, primarily due to net income earned in the first half of 2005.  The ratio of average stockholders’ equity to average assets remained constant at approximately 6% for June 30, 2005 and December 31, 2004.

In July 2005, we announced that our Board of Directors has authorized us to repurchase up to $150 million of our Common Stock in the open market over the next twelve months.  We do not expect our stock purchase program to have a material impact on our capital resources, such as maintaining risk-based capital ratios in excess of capital adequacy guidelines and our ability to pay dividends on our Common Stock.

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

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines.  At June 30, 2005, our Total Risk-Based Capital Ratio and Leverage Ratio were 19.63% and 6.05%, respectively.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2005, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company reviews, on an ongoing basis, its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Investors Financial Services Corp. and five of its officers are named as defendants in a purported class action complaint that was filed on or about August 4, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts.  Among other things, the complaint asserts that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period October 15, 2003 until July 15, 2005.  The allegations in the Complaint predominantly relate to: (1) the Company’s October 2004 restatement of its financial results, and (2) the Company’s July 2005 revision of public guidance regarding its future financial performance.  The complaint seeks unspecified damages, interest and costs.  We strongly believe that the lawsuit lacks merit and we intend to defend against the claims vigorously.  However, we cannot predict the outcome of the lawsuit at this time, and we can give no assurance that it will not materially adversely affect our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on Thursday, April 14, 2005.  A vote was proposed to:

•      Elect two (2) Class I directors;

•      Approve the Company’s 2005 Equity Incentive Plan;

•      Ratify the selection of Deloitte & Touche LLP as independent registered public accounting firm for the fiscal year ending December 31, 2005.

All proposals were approved.  The voting results were as follows:

		Votes	Votes	Votes
		For	Against	Withheld	Abstained

(1)	Election of Phyllis S. Swersky as a Class I Director	59,630,521	N/A	1,286,180	N/A

	Election of Edward F. Hines, Jr. as a Class I Director	57,327,290	N/A	3,589,411	N/A

(2)	Approve the Company’s 2005 Equity Incentive Plan	43,600,713	9,507,814	N/A	201,941

(3)	Ratify the selection of Deloitte & Touche LLP	60,213,685	640,670	N/A	62,346

Item 6.            Exhibits

(a)   Exhibits

Exhibit No.	Description

15	Letter of awareness from Deloitte & Touche LLP.

31.1	Certification of Kevin J. Sheehan, Chief Executive Officer.

31.2	Certification of John N. Spinney, Jr., Chief Financial Officer.

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

INVESTORS FINANCIAL SERVICES CORP.

Date: August 9, 2005	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)