Form 10-Q
period 2005-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 2005-11-04
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).      Yes ☐     No ☒

As of October 31, 2005 there were 64,982,015 shares of Common Stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets September 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income Nine months ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income Three months ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Stockholders’ Equity Nine months ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004 (Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004

Assets
Cash and due from banks	$67,246	$49,059
Federal Funds sold	1,000,000	—
Securities held to maturity (fair value of $6,850,689 and $5,937,462 at September 30, 2005 and December 31, 2004, respectively)	6,872,650	5,942,717
Securities available for sale	4,362,913	4,565,505
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at September 30, 2005 and December 31, 2004	343,539	134,530
Accrued interest and fees receivable	109,006	89,292
Equipment and leasehold improvements, less accumulated depreciation of $57,285 and $61,017 at September 30, 2005 and December 31, 2004, respectively	64,683	67,883
Goodwill, net	79,969	79,969
Other assets	278,043	188,870

Total Assets	$13,228,049	$11,167,825

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$383,701	$690,308
Savings	5,557,824	4,448,405
Time	271,997	257,669
Total deposits	6,213,522	5,396,382

Securities sold under repurchase agreements	5,273,406	4,255,497
Short-term and other borrowings	645,032	594,681
Due to brokers for open trades payable	57,216	5,475
Junior subordinated deferrable interest debentures	24,774	24,774
Accrued taxes and other expenses	62,523	54,967
Other liabilities	203,322	123,787
Total liabilities	12,479,795	10,455,563

Commitments and contingencies
	—	—
Stockholders’ Equity:
Preferred Stock, par value $0.01 (shares authorized: 1,000,000; issued: none at September 30, 2005 and December 31, 2004)	—	—
Common Stock, par value $0.01 (shares authorized: 175,000,000; issued: 64,955,015 and 66,595,349 at September 30, 2005 and December 31, 2004, respectively)	671	667
Surplus	283,835	272,536
Deferred compensation	(245)	(572)
Retained earnings	534,338	418,034
Accumulated other comprehensive income, net	2,603	23,888
Treasury Stock, at cost (2,124,669 and 73,235 shares at September 30, 2005 and December 31, 2004, respectively)	(72,948)	(2,291)
Total stockholders’ equity	748,254	712,262

Total Liabilities and Stockholders’ Equity	$13,228,049	$11,167,825

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2005 and 2004 (Dollars in thousands, except per share data)

	September 30,	September 30,
	2005	2004
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$274,150	$231,485
Ancillary service fees	92,370	83,849
Total asset servicing fees	366,520	315,334
Other operating income	2,424	1,515
Gain on sale of investments	11,123	234
Total fees and other revenue	380,067	317,083

Interest income	320,670	223,250
Interest expense	192,970	84,487
Net interest income	127,700	138,763
Net operating revenue	507,767	455,846

Operating Expenses:
Compensation and benefits	185,779	154,052
Technology and telecommunications	39,901	34,892
Transaction processing services	35,252	30,766
Depreciation and amortization	23,724	24,388
Occupancy	19,409	21,613
Professional fees	9,253	11,861
Travel and sales promotion	4,823	3,940
Insurance	3,284	3,499
Other operating expenses	12,734	10,314
Total operating expenses	334,159	295,325

Income Before Income Taxes	173,608	160,521

Provision for income taxes	53,301	53,838

Net Income	$120,307	$106,683

Basic Earnings Per Share	$1.81	$1.61

Diluted Earnings Per Share	$1.77	$1.57

Comprehensive Income:
Net income	$120,307	$106,683
Other comprehensive (loss) income:
Net unrealized investment loss	(31,095)	(240)
Net unrealized derivative instrument gain	9,462	6,591
Cumulative translation adjustment	348	227
Other comprehensive (loss) income	(21,285)	6,578
Comprehensive income	$99,022	$113,261

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended September 30, 2005 and 2004 (Dollars in thousands, except per share data)

	September 30,	September 30,
	2005	2004
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$95,447	$76,636
Ancillary service fees	33,372	23,518
Total asset servicing fees	128,819	100,154
Other operating income	1,013	418
Gain on sale of investments	1,383	—
Total fees and other revenue	131,215	100,572

Interest income	114,512	80,474
Interest expense	76,471	32,207
Net interest income	38,041	48,267
Net operating revenue	169,256	148,839

Operating Expenses:
Compensation and benefits	65,428	44,958
Technology and telecommunications	13,988	14,170
Transaction processing services	12,476	9,628
Depreciation and amortization	7,740	7,667
Occupancy	6,569	7,353
Professional fees	2,874	4,605
Travel and sales promotion	1,649	1,361
Insurance	1,009	1,139
Other operating expenses	4,397	3,610
Total operating expenses	116,130	94,491

Income Before Income Taxes	53,126	54,348

Provision for income taxes	17,894	18,214

Net Income	$35,232	$36,134

Basic Earnings Per Share	$0.54	$0.54

Diluted Earnings Per Share	$0.53	$0.53

Comprehensive Income:
Net income	$35,232	$36,134
Other comprehensive (loss) income:
Net unrealized investment (loss) gain	(18,401)	36,836
Net unrealized derivative instrument gain (loss)	6,770	(5,263)
Cumulative translation adjustment	572	627
Other comprehensive (loss) income	(11,059)	32,200
Comprehensive income	$24,173	$68,334

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2005 and 2004 (Dollars in thousands, except share data)

	September 30,	September 30,
	2005	2004
Common shares
Balance, beginning of period	66,595,349	65,436,788
Exercise of stock options	356,238	869,354
Common Stock issuance	54,862	47,681
Common Stock repurchased	(2,051,434)	—
Balance, end of period	64,955,015	66,353,823

Treasury shares
Balance, beginning of period	73,235	26,508
Common Stock repurchased	2,051,434	—
Balance, end of period	2,124,669	26,508

Common Stock
Balance, beginning of period	$667	$655
Exercise of stock options	4	9
Balance, end of period	671	664

Surplus
Balance, beginning of period	272,536	242,662
Exercise of stock options	6,896	13,987
Tax benefit from exercise of stock options	2,525	7,248
Common Stock issuance	1,878	1,668
Stock option forfeiture	—	(188)
Balance, end of period	283,835	265,377

Deferred compensation
Balance, beginning of period	(572)	(1,076)
Stock option forfeiture	—	188
Amortization of deferred compensation	327	212
Balance, end of period	(245)	(676)

Retained earnings
Balance, beginning of period	418,034	280,701
Net income	120,307	106,683
Cash dividend, $0.060 and $0.053 per share in the periods ending September 30, 2005 and 2004, respectively	(4,003)	(3,469)
Balance, end of period	534,338	383,915

Accumulated other comprehensive income, net
Balance, beginning of period	23,888	17,865
Net unrealized investment loss	(31,095)	(240)
Net unrealized derivative instrument gain	10,741	6,565
Amortization of terminated interest rate swap agreements	(1,279)	26
Cumulative translation adjustment	348	227
Balance, end of period	2,603	24,443

Treasury Stock
Balance, beginning of period	(2,291)	(550)
Common Stock repurchased	(70,657)	—
Balance, end of period	(72,948)	(550)

Total Stockholders’ Equity	$748,254	$673,173

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004 (Dollars in thousands)

	September 30,	September 30,
	2005	2004

Cash Flows From Operating Activities:
Net income	$120,307	$106,683
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	21	21
Depreciation and amortization	23,724	24,388
Amortization of deferred compensation	327	212
Amortization of premiums on securities, net of accretion of discounts	38,844	31,375
Gain on sale of investments	(11,123)	(234)
Changes in assets and liabilities:
Accrued interest and fees receivable	(19,714)	(6,571)
Other assets	(89,147)	(11,079)
Accrued taxes and other expenses	7,556	22,308
Other liabilities	109,148	20,498
Net cash provided by operating activities	179,943	187,601

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	1,047,624	1,081,801
Proceeds from maturities and paydowns of securities held to maturity	1,199,301	1,067,873
Proceeds from sale of securities available for sale	293,488	25,041
Purchases of securities available for sale	(1,183,603)	(1,404,590)
Purchases of securities held to maturity	(2,160,300)	(2,339,029)
Net increase in due to brokers for open trades payable	51,741	75,172
Net increase in Federal Funds sold	(1,000,000)	—
Net increase in loans	(209,009)	(13,878)
Purchases of fixed assets, capitalized software and leasehold improvements	(20,502)	(18,394)
Net cash used for investing activities	(1,981,260)	(1,526,004)

Cash Flows From Financing Activities:
Net decrease in demand deposits	(306,607)	(69,193)
Net increase in time and savings deposits	1,123,747	68,854
Net increase in securities sold under repurchase agreements	1,017,909	1,298,580
Net increase in short-term and other borrowings	50,351	34,686
Proceeds from exercise of stock options	6,900	13,996
Proceeds from issuance of Common Stock	1,878	1,668
Common Stock repurchased	(70,657)	—
Dividends paid to stockholders	(4,003)	(3,469)
Net cash provided by financing activities	1,819,518	1,345,122

Effect of exchange rates on cash	(14)	(11)

Net Increase in Cash and Due From Banks	18,187	6,708

Cash and Due From Banks, Beginning of Period	49,059	39,689

Cash and Due From Banks, End of Period	$67,246	$46,397

See Notes to Unaudited Condensed Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information is as of and for the nine months and the three months ended September 30, 2005 and 2004)

1.       Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (‘the Bank’).  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides core services and ancillary services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Ancillary services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  The Company and/or its affiliates are subject to regulation by the Federal Deposit Insurance Corporation, the Federal Reserve Board of Governors, the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Securities and Exchange Commission (‘SEC’), the National Association of Securities Dealers, Inc. (‘NASD’), the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority, the Cayman Islands Monetary Authority, and the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration.

2.       Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company and its subsidiaries as of September 30, 2005 and December 31, 2004, and for the nine-month and the three-month periods ended September 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included.  The Company’s management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates.  It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

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

Income Taxes – Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in deferred tax assets and liabilities during the year.  Deferred tax assets and liabilities are established for temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.  If the Company determines that it is “more likely than not” that some portion or all of a deferred tax asset will not be realized, the Company records a valuation allowance in accordance with the provisions of Financial Accounting Standard No. 109, Accounting for Income Taxes.

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

Share-Based Compensation – The Company measures compensation expense for share-based compensation plans using the intrinsic value method.  The intrinsic value method measures compensation cost as the amount by which the fair market value of the Company’s Common Stock exceeds the option exercise price on the measurement date, which is typically the date of grant.  Generally, options granted have an exercise price equivalent to the fair market value of the Common Stock at the measurement date.  Accordingly, no compensation cost has been recorded.  If share-based compensation were recognized using the fair value method, stock options would be valued at the grant date using the Black-Scholes valuation model and resulting compensation costs would have decreased net income as indicated below (Dollars in thousands, except per share data):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004

Net income as reported	$120,307	$106,683	$35,232	$36,134
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,806)	(6,761)	(1,014)	(1,584)
Pro forma net income	$117,501	$99,922	$34,218	$34,550

Earnings per share:
Basic-as reported	$1.81	$1.61	$0.54	$0.54
Basic-pro forma	$1.77	$1.51	$0.52	$0.52

Diluted-as reported	$1.77	$1.57	$0.53	$0.53
Diluted-pro forma	$1.72	$1.47	$0.51	$0.51

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the nine months ended September 30, 2005 and 2004, respectively: an average assumed risk-free interest rate of 4.03% and 2.96%, an expected life of four years, an average expected volatility of 42.32% and 51.69%, and an average dividend yield of 0.20% and 0.16%.

For the three months ended September 30, 2005 and 2004, respectively, the following assumptions were used in the Black-Scholes valuation model: an assumed risk-free interest rate of 4.23% and 3.12%, an expected life of four years, an average expected volatility of 41.21% and 49.40%, and a dividend yield of 0.24% and 0.16%.

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004

Income available to common stockholders	$120,307	$106,683	$35,232	$36,134

Basic weighted-average shares outstanding	66,530,636	66,084,620	66,076,656	66,298,749
Dilutive effect of stock options	1,435,857	1,769,004	934,232	1,832,113
Diluted weighted-average shares outstanding	67,966,493	67,853,624	67,010,888	68,130,862

Earnings per share:
Basic	$1.81	$1.61	$0.54	$0.54

Diluted	$1.77	$1.57	$0.53	$0.53

There were 79,493 and 23,796 options which were not considered dilutive for purposes of EPS calculations for the nine-month periods ended September 30, 2005 and 2004, respectively.  For the three-month periods ended September 30, 2005 and 2004, there were 1,121,058 and 436 options, respectively, which were not considered dilutive for purposes of EPS calculations.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 123 (revised 2004), Share-Based Payment (‘SFAS No. 123R’).  SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. The Company currently uses the intrinsic value method to measure compensation cost related to its share-based transactions. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (‘SAB 107’), which expresses the views of the SEC regarding the interaction of SFAS No. 123R and certain SEC regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies.

In April 2005, the SEC issued Release 2005-57, which delayed the effective date for SFAS No. 123R to reporting periods in the first fiscal year beginning after June 15, 2005.

Accordingly, the Company currently expects to adopt SFAS No. 123R and follow the guidance of SAB 107 beginning on January 1, 2006.  The Company is in the process of determining the valuation methodology it will use under the fair value method and is assessing the impact the adoption of SFAS No. 123R will have on its results of operations and financial condition.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3 (‘SFAS No. 154’).  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

3.       Securities

Amortized cost amounts and fair values of securities are summarized as follows as of September 30, 2005 (Dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
Held to Maturity	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$4,411,745	$11,369	$(18,953)	$4,404,161
Federal agency securities	2,343,503	1,657	(21,010)	2,324,150
State and political subdivisions	117,402	5,057	(81)	122,378

Total	$6,872,650	$18,083	$(40,044)	$6,850,689

	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$3,819,138	$7,988	$(33,002)	$3,794,124
State and political subdivisions	348,865	8,757	(383)	357,239
Corporate debt	201,743	828	(1,669)	200,902
Foreign government securities	10,551	97	—	10,648

Total	$4,380,297	$17,670	$(35,054)	$4,362,913

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2004 (Dollars in thousands):

	Amortized	Unrealized	Unrealized
Held to Maturity	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$3,543,961	$13,269	$(7,802)	$3,549,428
Federal agency securities	2,274,665	1,658	(18,443)	2,257,880
State and political subdivisions	124,091	6,090	(27)	130,154

Total	$5,942,717	$21,017	$(26,272)	$5,937,462

	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$3,848,255	$21,596	$(14,951)	$3,854,900
State and political subdivisions	384,859	20,110	(60)	404,909
Corporate debt	177,201	911	(1,566)	176,546
U.S. Treasury securities	113,843	4,845	—	118,688
Foreign government securities	10,302	160	—	10,462

Total	$4,534,460	$47,622	$(16,577)	$4,565,505

During the nine-month period ended September 30, 2005, the Company sold fifty-six securities classified as available for sale totaling $293.5 million using the specific identification method.  The book value of the securities was $282.4 million resulting in a gross realized gain of $11.1 million.  During the three-month period ended September 30, 2005, the Company sold seventeen securities classified as available for sale totaling $45.1 million using the specific identification method.  The book value of the securities was $43.7 million resulting in a gross realized gain of $1.4 million.

The carrying value of securities pledged amounted to approximately $7.7 billion and $6.3 billion at September 30, 2005 and December 31, 2004, respectively.  Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding Federal Home Loan Bank of Boston (‘FHLBB’) borrowings.

On a quarterly basis the Company reviews its investment portfolio on a security-by-security basis for any investment that may be other-than-temporarily impaired.  In its evaluation, the Company considers the length of time the security has been impaired, the severity of the impairment, the financial condition and future prospects of the issuer, and the Company’s ability and intent to hold the security to maturity or until it recovers in value.  At September 30, 2005, no securities were considered to be other-than-temporarily impaired.

4.       Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. There were no impaired or nonperforming loans at September 30, 2005 and December 31, 2004.  In addition, there were no loan charge-offs or recoveries during the nine months ended September 30, 2005 nor the year ended December 31, 2004. Loans are summarized as follows (Dollars in thousands):

	September 30,	December 31,
	2005	2004

Loans to mutual funds	$210,172	$22,520
Loans to individuals	95,464	69,402
Loans to others	38,003	42,708
Gross loans	343,639	134,630
Less allowance for loan losses	(100)	(100)

Total	$343,539	$134,530

5.       Deposits

The following is a summary of deposit balances by type (Dollars in thousands):

	September 30,	December 31,
	2005	2004
Interest-bearing deposits:
Demand	$59,230	$—
Savings	5,509,106	4,362,895
Time	46,997	97,669
Total interest-bearing deposits	5,615,333	4,460,564

Noninterest-bearing deposits:
Demand	324,471	690,308
Savings	48,718	85,510
Time	225,000	160,000
Total noninterest-bearing deposits	598,189	935,818

Total	$6,213,522	$5,396,382

Time deposits with balances greater than $100,000 totaled $271.9 million and $257.6 million at September 30, 2005 and December 31, 2004, respectively.  All time deposits had a maturity of less than three months at September 30, 2005 and December 31, 2004.

6.       Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	September 30,	December 31,
	2005	2004

Repurchase agreements - short term	$4,673,406	$3,655,497
Repurchase agreements - long term	600,000	600,000
Total	$5,273,406	$4,255,497

Approximately $5.4 billion and $4.3 billion of securities were pledged to collateralize repurchase agreements as of September 30, 2005 and December 31, 2004, respectively.

7.       Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	September 30,	December 31,
	2005	2004

Federal Funds purchased	$595,001	$344,491
Federal Home Loan Bank of Boston short-term advances	50,000	200,000
Federal Home Loan Bank of Boston long-term advances	—	50,000
Treasury, Tax and Loan account	31	190
Total	$645,032	$594,681

The Company has borrowing arrangements with the FHLBB and the Federal Reserve Discount Window, which have been utilized on an overnight, short-term and long-term basis to satisfy funding requirements.  Approximately $2.1 billion and $1.6 billion of securities were pledged to collateralize these advances as of September 30, 2005 and December 31, 2004, respectively.

8.       Stockholders’ Equity

As of September 30, 2005, the Company’s authorized capital stock consisted of 1,000,000 shares of Preferred Stock and 175,000,000 shares of Common Stock, all with a par value of $0.01 per share.

The Company has four equity incentive plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), the 1997 Employee Stock Purchase Plan (‘ESPP’) and the 2005 Equity Incentive Plan, which was approved by the stockholders on April 14, 2005 (the ‘2005 Plan’).  The 2005 Plan supersedes both the Stock Plan and the Director Plan, both of which continue in effect only with regard to options outstanding under these plans. There were no amendments to any plans during the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, the following activity occurred under the Director Plan, the Stock Plan and the 2005 Plan:

	September 30, 2005
		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2004	5,929,352	$28
Granted	81,466	42
Exercised	(417,760)	22
Canceled	(62,445)	35
Outstanding at September 30, 2005	5,530,613	$28

Outstanding and Exercisable at September 30, 2005	4,781,108

A summary of activity under the ESPP is as follows:

	For the Nine	For the
	Months Ended	Year Ended
	September 30,	December 31,
	2005	2004

Total shares available under the ESPP, beginning of period	636,267	227,504
Approved increase in shares available	—	500,000
Issued at June 30	(54,862)	(47,681)
Issued at December 31	—	(43,556)

Total shares available under the ESPP, end of period	581,405	636,267

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

During the six-month period ended June 30, 2005, the purchase price of the stock was $34.25, or 90% of the market value of the Common Stock on the last business day of the payment period ending June 30, 2005.

During the year ended December 31, 2004, the purchase prices of the stock were $35.00 and $35.75, or 90% of the market value of the Common Stock on the first business day of the payment periods ending June 30, 2004 and December 31, 2004, respectively.

In July 2005, the Company announced that its Board of Directors authorized a repurchase plan of up to $150 million of the Company’s Common Stock over the twelve months following the announcement.  The plan expires in June 2006.  See Part II, Item 2 for further detail.

9.     Employee Benefit Plans

Pension Plan - The Company has a trusteed, noncontributory, qualified defined benefit pension plan covering substantially all of its employees who were hired before January 1, 1997.  The benefits are based on years of service and the employee’s compensation during employment.  Generally, the Company’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.  The plan document was amended in December 2004 to freeze benefit accruals for certain highly compensated participants as of December 31, 2004.  The Company uses a December 31 measurement date for this plan.  Net periodic pension cost for the Company’s pension plan included the following components (Dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Service cost-benefits earned / benefit obligations	$558	$696	$186	$232
Interest cost on projected benefit obligations	858	831	286	277
Expected return on plan assets	(1,077)	(1,086)	(359)	(362)
Net amortization and deferral	234	180	78	60
Net periodic pension cost	$573	$621	$191	$207

During 2005, the Company expects to contribute up to $4 million, but no more than the maximum deductible contribution the Company can make for the fiscal year, to its pension plan.  During the nine-month period ended September 30, 2005, the Company did not make any contributions to the plan.

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

Net periodic pension cost for the Company’s SERP included the following components (Dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Service cost-benefits earned / benefit obligations	$1,332	$714	$444	$238
Interest cost on projected benefit obligations	1,104	726	368	242
Net amortization and deferral	816	444	272	148
Net periodic pension cost	$3,252	$1,884	$1,084	$628

At September 30, 2005, the SERP remained an unfunded plan.  Consistent with the Company’s expectations at December 31, 2004, no contributions to the SERP are anticipated during 2005.

10.    Off-Balance Sheet Financial Instruments

Lines of Credit - At September 30, 2005, the Company had commitments to mutual funds under collateralized open lines of credit totaling $850.0 million, against which $0.1 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at September 30, 2005 totaled $7.7 billion, while the fair value of the portfolio totaled approximately $7.4 billion. Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

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

11.    Derivative Financial Instruments

Interest Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position.  The Company has experienced no terminations or defaults by counterparties of interest rate swaps.  Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value.  As of September 30, 2005, the positive fair value related to the Company’s interest rate contracts was approximately $22.3 million.

The Company enters into pay-fixed/receive-floating interest rate swap agreements.  These instruments have been designated as cash flow hedges of variable-rate liabilities and a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates (thereby resulting in a variable interest expense pattern).  The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.8 billion and $1.6 billion at September 30, 2005 and December 31, 2004, respectively.  These contracts had net fair values of approximately $22.3 million and $1.5 million at September 30, 2005 and December 31, 2004, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheets.

For the nine months and the three months ended September 30, 2005, the Company recognized net pre-tax gains of $3.3 million and $0.4 million, respectively, which represented the total ineffectiveness for all cash flow hedges. For the nine months and the three months ended September 30, 2004, total ineffectiveness related to cash flow hedges was $2.5 million and $1.6 million, respectively.

As of September 30, 2005, the Company expects that approximately $9.3 million of deferred net after-tax gains on derivative contracts included in other comprehensive income will be reclassified to net interest income within the next twelve months. This expectation is based on the net discounted cash flows from existing cash flow hedging derivatives, as well as the amortization of gains from terminated cash flow hedging derivatives.

Foreign Exchange Contracts - Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates.  Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value of the Company’s foreign exchange contracts as of September 30, 2005 and December 31, 2004 was $9.6 billion and $6.9 billion, respectively.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheets.  Unrealized gains in other assets were $143.4 million and $99.6 million as of September 30, 2005 and December 31, 2004, respectively.  Unrealized losses in other liabilities were $142.5 million and $98.5 million as of September 30, 2005 and December 31, 2004, respectively.  Foreign exchange contracts with the same counterparty are netted in the Company’s consolidated balance sheets when a master netting agreement exists.  These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

Other - The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At September 30, 2005 and December 31, 2004, the Company had $94.2 million and $672.2 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities. The net fair value of the contracts at September 30, 2005 and December 31, 2004 was not significant.  Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

12.    Commitments and Contingencies

Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances.  The average required reserve balance with the Federal Reserve Bank (‘FRB’) for the two-week period including September 30, 2005 was approximately $33.5 million.  In addition, the Company’s balance sheet includes deposits totaling $28.5 million, which were pledged to secure clearings with depository institutions as of September 30, 2005.

Contingencies - Assets held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there were no contingent liabilities at September 30, 2005 that were material to the consolidated financial position or results of operations of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.  The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Total Capital (to Risk-Weighted Assets-the Company)	$691,553	16.21%	$341,254	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$680,613	15.96%	$341,208	8.00%	$426,511	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$691,453	16.21%	$170,627	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$680,513	15.96%	$170,604	4.00%	$255,906	6.00%
Tier 1 Capital (to Average Assets-the Company)	$691,453	5.65%	$489,561	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$680,513	5.56%	$489,409	4.00%	$611,761	5.00%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets-the Company)	$636,219	20.54%	$247,782	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$618,166	19.98%	$247,572	8.00%	$309,465	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$636,119	20.54%	$123,891	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$618,066	19.97%	$123,786	4.00%	$185,679	6.00%
Tier 1 Capital (to Average Assets-the Company)	$636,119	5.85%	$435,080	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$618,066	5.68%	$435,017	4.00%	$543,772	5.00%

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

The operations of the Company’s securities broker affiliate, Investors Securities Services, LLC, are subject to federal and state securities laws, as well as the rules of both the SEC and the NASD.  Management believes, as of September 30, 2005, that Investors Securities Services, LLC, is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s captive insurance affiliate, Investors Vermont Insurance Company (‘IVIC’), are subject to the laws and regulations of the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration.  Management believes, as of September 30, 2005, that IVIC is in material compliance with all of the foregoing requirements to which it is subject.

14.    Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting, as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue
	For the Nine Months Ended		For the Three Months Ended		Long-Lived Assets
	September 30,		September 30,		September 30,	December 31,
Geographic Information	2005	2004	2005	2004	2005	2004
United States	$476,283	$430,961	$158,914	$139,721	$138,911	$141,801
Ireland	27,352	21,112	8,929	7,671	5,465	5,930
Canada	4,006	3,639	1,372	1,402	276	121
Cayman Islands	126	134	41	45	—	—

Total	$507,767	$455,846	$169,256	$148,839	$144,652	$147,852

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 18% and 19% of the Company’s consolidated net operating revenues for the nine-month and the three-month periods ended September 30, 2005, respectively, and 17% and 16% of the Company’s consolidated net operating revenues for the nine-month and the three-month periods ended September 30, 2004, respectively.  No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues for the nine-month and the three-month periods ended September 30, 2005 and 2004.

The following represents the Company’s asset servicing fees by service lines (Dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Core service fees:
Custody, accounting and administration	$274,150	$231,485	$95,447	$76,636

Ancillary service fees:
Foreign exchange	41,050	42,334	15,546	9,326
Cash management	25,956	19,587	9,419	7,249
Securities lending	17,162	7,718	5,312	1,994
Investment advisory	6,189	12,346	2,485	4,313
Other service fees	2,013	1,864	610	636
Total ancillary service fees	92,370	83,849	33,372	23,518

Total asset servicing fees	$366,520	$315,334	$128,819	$100,154

15.    Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Federal funds sold and securities sold under repurchase agreements	$1,318	$420	$565	$106
Investment securities held to maturity and available for sale	313,304	219,531	111,711	79,222
Loans	6,048	3,299	2,236	1,146
Total interest income	320,670	223,250	114,512	80,474
Interest expense:
Deposits	49,237	35,542	20,010	13,269
Securities sold under repurchase agreements	103,031	33,386	40,344	14,300
Short-term and other borrowings	38,887	13,744	15,512	4,033
Junior subordinated debentures	1,815	1,815	605	605
Total interest expense	192,970	84,487	76,471	32,207

Net interest income	$127,700	$138,763	$38,041	$48,267

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Investors Financial Services Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
November 2, 2005

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

Overview

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company.  We provide core services and ancillary services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Ancillary services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  We have offices located in the United States, Ireland, Canada, and the Cayman Islands with a vast global subcustodian network established to accommodate the international needs of our clients.  At September 30, 2005, we provided services for approximately $1.7 trillion in net assets, including approximately $286 billion in foreign net assets.

We grow our business by selling our services to new clients and by further penetrating our existing clients.  We believe that we service less than 10% of the assets managed by our existing clients, and we have traditionally achieved significant success in growing client relationships.  Our ability to service new clients and expand our relationships with existing clients depends on our provision of superior client service.  Our growth is also affected by conditions in the global securities markets, the interest rate environment, the regulatory environment for us and our clients and the success of our clients in marketing their products.

We derive our asset servicing revenue from providing core and ancillary services.  We derive our net interest income by investing the cash balances our clients leave on deposit with us.  Since we price our service offerings on a bundled basis, our share of earnings from these investments is viewed as part of the total compensation that our clients pay us for servicing their assets.  In establishing a fee structure for a specific client, we analyze all expected revenue and expenses.  We believe net operating revenue (net interest income plus noninterest income) and net income are the most meaningful measures of our financial results.

As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity and the prevailing interest rate environment.  A significant portion of our core services revenue is based upon the amount of assets under administration.  As market values of underlying assets fluctuate, so will our revenue.  We have managed this volatility by offering a tiered pricing structure for our asset-based fees.  As asset values increase, the basis point fee is reduced for the incremental assets.  When asset values decrease, revenue is only impacted at the then marginal rate.  Many of our ancillary services are transactional based, and we receive a fee for each transaction processed.  We have continued to experience net interest margin compression during the first nine months of 2005 versus 2004 due to a flatter yield curve, lower reinvestment spreads and the liability sensitive nature of our balance sheet.  Because we are a liability sensitive institution, as overnight interest rates rise, most of our liabilities reprice but our assets take longer to reprice due to the nature of their reset provisions (i.e., monthly, quarterly and annually).  The lower interest rate spreads were also due to the narrowing of market spreads on reinvestment and purchase opportunities for fixed and floating-rate investment assets.  We expect to see short-term rates continuing to rise and a continued flat, but not inverted, yield curve.

We remain focused on our sales efforts, prudent expense management and increasing our operating efficiency.  These goals are complicated by the need to build infrastructure to support our growth, the need to maintain state-of-the-art systems and the need to retain and motivate our workforce.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” which are made under Section 21E of the Securities Exchange Act of 1934 and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, growth rate, annual dividend payments, interest rate conditions, interest rate sensitivity, compliance with capital adequacy guidelines, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses and the reclassification of net after-tax gains on derivative contracts, securities lending revenue, net interest income, operating expenses, including occupancy expenses and needs, transaction processing services expense, professional fee expense, travel and sales expense, investments in technology and compensation expense, pension plan and supplemental pension expense, depreciation expense, effective tax rate, investments in FHLBB capital stock, the effect on earnings of changes in equity values or fixed income, the effects of increased prepayments and reduced investment opportunities for our net interest income, our ability to execute our stock repurchase plan, and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed below.  Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our operating results are subject to fluctuations in interest rates and the securities markets.

A significant portion of our fees is based on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed.  Our net interest income is earned by investing depositors’ funds in our investment portfolio and, in small part, by making loans.  A rising interest rate environment, such as we are now experiencing, generally causes downward pressure on net interest income.  Changes in the relationship between short-term and long-term interest rates, referred to as the yield curve, could also adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results.  The current flat yield curve, where short-term rates have increased while long-term rates have failed to increase, has resulted in a decrease in our net interest margin that will continue to have a material impact on our net interest income.

Volatility in the equity markets can have a material effect on our asset-based fees.  While reductions in asset servicing fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will likely have an adverse impact on our earnings.

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

In addition, we are experiencing narrower investment portfolio reinvestment spreads, which reduces our net interest income.  If reinvestments spreads on the security types we purchase remain narrow, or become narrower, our net interest income will continue to be impacted negatively.

A material portion of our revenue is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’) and related entities.

As a result of our ongoing relationship with BGI’s iShares and Master Investment Portfolios, our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our servicing assets for Barclays Global Investors Canada, Ltd., BGI accounted for approximately 18% and 19% of our net operating revenue during the nine months and the three months ended September 30, 2005, respectively.  We expect that BGI will continue to account for a significant portion of our net operating revenue.  We provide services to BGI under contracts that are scheduled to expire in 2006, and those contracts may be terminated earlier for certain regulatory and fiduciary reasons.  While we believe that we will extend or renew our contracts with BGI, the loss of BGI’s business would cause our net operating revenue to decline significantly and would likely have an adverse effect on our quarterly and annual results.

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

We have been named in lawsuits in U.S. District Court in Massachusetts alleging, among other things, violations of securities laws.  In addition, we have been named in a lawsuit in Massachusetts state court alleging, among other things, violations of a covenant of good faith and fair dealing in a contract. While we believe these claims are without merit, we cannot be sure that we will prevail in the defense of these claims. We are also party to other litigation and we may become subject to other legal claims in the future. Litigation is costly and could divert the attention of management.  For a more detailed discussion of our ongoing lawsuits, please see Item 1. Legal Proceedings, in Part II of this report.

Our future results depend, in part, on successful integration of prior and possible future acquisitions and outsourcing transactions.

Integration of outsourcing transactions is complicated and frequently presents unforeseen difficulties and expenses which can affect whether and when a particular outsourcing transaction will be accretive to our earnings per share.  Any future outsourcing transactions will present similar challenges. These outsourcing transactions can also consume a significant amount of management’s time.

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

Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us.  Our primary regulators are the Federal Reserve Board (‘FRB’), the Federal Deposit Insurance Corporation  (‘FDIC’), the Massachusetts Commissioner of Banks, the National Association of Securities Dealers, Inc. (‘NASD’), and the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration (‘BISHCA’).  Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

•                  The FRB and the FDIC maintain capital requirements that we must meet. Failure to meet those requirements could lead to severe regulatory action or even receivership. We are currently considered to be “well-capitalized”;

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

Statements of Income

Comparison of Operating Results for the Nine and Three Months Ended September 30, 2005 and 2004

Net income for the nine months ended September 30, 2005 increased 13% to $120.3 million from the same period in 2004.  Growth in net income resulted from higher asset servicing fees, reflecting our continued ability to sell to new and existing clients combined with strong client fund flows.  The increase for the nine-month period is also due to gains from sales of investment securities, as well as a one-time tax benefit related to our recognition of the indefinite reversal provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas (‘APB 23’), in the second quarter of 2005. See Note 2 in ‘Notes to Unaudited Condensed Consolidated Financial Statements’ for further discussion of the one-time tax benefit. The increase in net income for the nine-month period was partially offset by lower net interest income, higher operating expenses, reflecting continued growth in headcount and technology investments to support new and existing clients.

Net income for the three months ended September 30, 2005 decreased 2% to $35.2 million from the same period in 2004.  The decrease primarily resulted from compression in our net interest margin as well as increased operating expenses.  The decrease in net income for the three-month period was partially offset by increased asset servicing fees, reflecting our ability to sell to new and existing clients combined with market appreciation and strong client fund flows.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2005	2004	Change	2005	2004	Change

Total asset servicing fees	$366,520	$315,334	16%	$128,819	$100,154	29%
Other operating income	2,424	1,515	60%	1,013	418	142%
Gain on sale of investments	11,123	234	*	1,383	—	100%

Total fees and other revenue	$380,067	$317,083	20%	$131,215	$100,572	30%

*  increase in gain on sale of investments is not meaningful.

The largest components of asset servicing fees are custody, accounting and administration fees, which increased 18% to $274.2 million and 25% to $95.4 million for the nine-month and three-month periods ended September 30, 2005, respectively, from the same periods in 2004.  The increase in custody, accounting and administration fees in both the nine-month and three-month periods is primarily due to new client wins, further penetration of existing clients and growth in assets processed resulting from fund flows and market value gains.  Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: middle office outsourcing, global custody, multicurrency accounting, fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  The change in net assets processed includes the following components (Dollars in billions):

	For the Nine Months Ended	For the Three Months Ended
	September 30, 2005	September 30, 2005
Net assets processed, beginning of period	$1,430	$1,496

Change in net assets processed:
Sales to new clients	159	157
Further penetration of existing clients	38	17
Lost clients	(11)	—
Fund flows and market gain	118	64
Total change in net assets processed	304	238
Net assets processed, end of period	$1,734	$1,734

The majority of the increase in assets processed for the both the nine-month and three-month periods ended September 30, 2005 was due to sales to new and existing clients and client fund flows.  As indicated in the ‘Overview’ section, our core services fees are generated by charging a fee based upon the value of assets processed.  As market values or clients’ asset levels fluctuate, so will our revenue.  Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility to a certain extent.  As asset values increase, the basis point fee typically lowers.  When asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

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

•                  Foreign exchange fees were $41.1 million for the nine-month period ended September 30, 2005, down 3% from the same period in 2004.  The decrease is primarily attributable to lower volatility in currency markets in 2005 compared to 2004.  Foreign exchange fees were $15.5 million for the three-month period ended September 30, 2005, up 67% from the same period in 2004.  This increase is primarily attributable to new business, increased volume of client activity and volatility in currency markets during the three months ended September 30, 2005 compared to the same period in 2004.  Future foreign exchange income is dependent on the volume of new and existing client activity and the overall volatility in the currencies traded.

•                  Cash management fees, which consist of sweep fees, were $26.0 million for the nine months ended September 30, 2005, up 33% from the same period in 2004, and were $9.4 million for the three months ended September 30, 2005, up 30% from the same period in 2004.  The increase is primarily due to higher balances placed by our clients in the cash management products we offer.  Cash management revenue will continue to depend on the level of client balances maintained in the cash management products we offer.  If our clients’ investment products continue to maintain higher cash balances than they did in comparable periods, we expect our cash management revenue to be positively impacted.

•                  Securities lending fees were $17.2 million for the nine months ended September 30, 2005, up 122% from the same period in 2004, and were $5.3 million for the three-month period ended September 30, 2005, up 166% from the same period in 2004. The increase in securities lending fees in both periods was due to new business, higher volumes and improved market conditions.  Securities lending transaction volume is positively affected by the market value of securities on loan, merger and acquisition activity, increased IPO activity and a steeper short end of the yield curve.  If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted.  If we experience a reduction in our securities lending portfolio, lower market values and compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted.

•                  Investment advisory fees were $6.2 million for the nine months ended September 30, 2005, down 50% from the same period in 2004, and were $2.5 million for the three-month period ended September 30, 2005, down 42% from the same period in 2004.  The decrease in investment advisory fees is attributable to lower asset levels in our proprietary Merrimac money market funds combined with advisory fee waivers on certain of the funds.  Future investment advisory fee income is dependent upon asset levels within the Merrimac money market funds, which are driven by overall market conditions, client activity and transaction volumes. The Company discontinued advisory fee waivers in the second quarter of 2005.

•                  Other service fees for the nine months ended September 30, 2005 were $2.0 million, up 8% from the same period last year and were $0.6 million for the three months ended September 30, 2005, down 4% from the same period in 2004.  Other service fees include income earned on compliance advisory, brokerage and transition management services.  The increase in fees for the nine-month period is due to an increase in compliance and brokerage services.  The decrease in other service fees for the three-month period is primarily due to a decrease in brokerage services.

Other operating income for the nine months ended September 30, 2005 was $2.4 million, up 60% from the same period in 2004, and was $1.0 million for the three months ended September 30, 2005, up 142% from the same period in 2004. The increases in both periods are primarily due to an increase in stock dividend income from Federal Home Loan Bank of Boston (‘FHLBB’) from 2004 due to higher interest rates.

During the first nine months of 2005, we sold municipal securities and U.S. Treasury securities held in our available for sale portfolio, resulting in the recognition of $11.1 million and $1.4 million in gains for the nine-month and three-month periods ended September 30, 2005, respectively.  We sold these securities as part of a strategy to improve the after-tax yield of our municipal securities portfolio by replacing the sold municipal securities with those that offer a more attractive after-tax yield, as well as to capitalize on strong market conditions.

Net Interest Income

                The following table presents the components of net interest income (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2005	2004	Change	2005	2004	Change

Interest income	$320,670	$223,250	44%	$114,512	$80,474	42%
Interest expense	192,970	84,487	128%	76,471	32,207	137%
Total net interest income	$127,700	$138,763	(8)%	$38,041	$48,267	(21)%

Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates.  The decrease in our net interest income for both the nine-month and three-month periods ended September 30, 2005 was primarily driven by lower interest rate spreads, which was partially offset by growth in our investment portfolio.  Lower interest rate spreads were due to increasing short-term interest rates without a concurrent increase in longer-term rates, which resulted in a flattening yield curve. Consequently, our interest-bearing liabilities, of which the majority is priced based on overnight floating rates, have repriced at higher rates faster than our interest-earning assets have repriced, resulting in a lower net interest margin.  In addition, reinvestment and purchase spreads on fixed and floating-rate assets were lower than expected due to higher market demand, especially for shorter-term and floating-rate fixed income investments. Average investment security balances were up approximately $1.7 billion and $1.5 billion for the nine-month and three-month periods ended September 30, 2005, respectively, compared to the same periods in 2004.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the nine months and the three months ended September 30, 2005 compared to the same periods in 2004.  Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Nine Months Ended September 30, 2005			For the Three Months Ended September 30, 2005
	Change	Change		Change	Change
	Due to	Due to		Due to	Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Federal Funds sold and securities purchased under resale agreements	$46	$852	$898	$178	$281	$459
Investment securities	44,240	49,533	93,773	13,038	19,451	32,489
Loans	943	1,806	2,749	897	193	1,090

Total interest-earning assets	$45,229	$52,191	$97,420	$14,113	$19,925	$34,038

Interest-bearing liabilities:
Deposits	$(6,277)	$19,972	$13,695	$(2,053)	$8,794	$6,741
Borrowings	31,628	63,160	94,788	8,440	29,083	37,523

Total interest-bearing liabilities	$25,351	$83,132	$108,483	$6,387	$37,877	$44,264

Change in net interest income	$19,878	$(30,941)	$(11,063)	$7,726	$(17,952)	$(10,226)

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

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Federal Funds sold and securities purchased under resale agreements	$58,227	$1,318	3.02%	$52,953	$420	1.06%
Investment securities(1)
Mortgage-backed securities	7,998,105	226,213	3.77%	6,491,521	158,056	3.25%
Federal agency securities	2,330,004	64,255	3.68%	2,046,658	37,469	2.44%
State and political subdivisions	468,945	16,106	4.58%	484,450	16,480	4.54%
Other securities	237,103	6,730	3.78%	299,158	7,526	3.35%
Total investment securities	11,034,157	313,304	3.79%	9,321,787	219,531	3.14%
Loans	209,407	6,048	3.85%	168,051	3,299	2.62%
Total interest-earning assets	11,301,791	320,670	3.78%	9,542,791	223,250	3.12%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	673,158			531,786
Total assets	$11,974,849			$10,074,477

Interest-bearing liabilities:
Deposits:
Demand	$4,250	$103	3.23%	$—	$—	—
Savings	3,277,370	47,231	1.92%	$3,956,867	$35,000	1.18%
Time	89,905	1,903	2.82%	53,770	542	1.34%
Securities sold under repurchase agreements(2)	5,312,310	103,031	2.59%	3,955,944	33,386	1.13%
Junior subordinated debentures	24,774	1,815	9.77%	24,774	1,815	9.77%
Other borrowings (3)	1,684,399	38,887	3.08%	856,741	13,744	2.14%
Total interest-bearing liabilities	10,393,008	192,970	2.48%	8,848,096	84,487	1.27%
Noninterest-bearing liabilities:
Demand deposits	287,791			253,682
Savings	59,890			65,387
Noninterest-bearing time deposits	203,205			158,394
Other liabilities	272,330			145,130
Total liabilities	11,216,224			9,470,689
Equity	758,625			603,788
Total liabilities and equity	$11,974,849			$10,074,477
Net interest income		$127,700			$138,763
Net interest margin (4)			1.51%			1.94%
Average interest rate spread (5)			1.30%			1.85%
Ratio of interest-earning assets to interest-bearing liabilities			108.74%			107.85%

(1)           Average yield/cost on available for sale securities is based on amortized cost.

(2)           Interest expense includes penalties of $2.9 million for the nine months ended September 30, 2004 for prepayment of two term repurchase agreements.

(3)           Interest expense includes contractual prepayment penalties of $3.9 million for the nine months ended September 30, 2004 for prepayment of certain FHLBB borrowings.

(4)           Annualized net interest income divided by total interest-earning assets.

(5)           Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Operating Expenses

Total operating expenses were $334.2 million for the nine months ended September 30, 2005, up 13% from the same period in 2004. Total operating expenses were $116.1 million for the three months ended September 30, 2005, up 23% from the same period in 2004. The increases in operating expenses were primarily due to increased compensation and benefits, technology and telecommunications, transaction processing services, travel and sales promotion and other operating expenses, as detailed below.  It is expected that incremental expense for the remainder of 2005 will primarily be driven by continued investments in headcount and technology to support new and existing clients.  The components of operating expenses were as follows (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2005	2004	Change	2005	2004	Change

Compensation and benefits	$185,779	$154,052	21%	$65,428	$44,958	46%
Technology and telecommunications	39,901	34,892	14%	13,988	14,170	(1)%
Transaction processing services	35,252	30,766	15%	12,476	9,628	30%
Depreciation and amortization	23,724	24,388	(3)%	7,740	7,667	1%
Occupancy	19,409	21,613	(10)%	6,569	7,353	(11)%
Professional fees	9,253	11,861	(22)%	2,874	4,605	(38)%
Travel and sales promotion	4,823	3,940	22%	1,649	1,361	21%
Insurance	3,284	3,499	(6)%	1,009	1,139	(11)%
Other operating expenses	12,734	10,314	23%	4,397	3,610	22%

Total operating expenses	$334,159	$295,325	13%	$116,130	$94,491	23%

Compensation and benefits expense was $185.8 million for the nine months ended September 30, 2005 and was $65.4 million for the three months ended September 30, 2005, up 21% and 46%, respectively, from the same periods last year due to higher headcount and annual salary increases.  Further increases in compensation expense in 2005 will be primarily dependent upon sales to new and existing clients.

Technology and telecommunications expense was $39.9 million for the nine months ended September 30, 2005, up 14% from the same period last year.  The increase for the nine-month period is due to our outsourcing agreement with IBM, which we entered into in July of 2004.  A portion of the increase is offset by lower compensation costs due to employees transferring to IBM.  Also, increases in our processing volumes drove higher technology and telecommunications expense for the nine months ended September 30, 2005.  Technology and telecommunications expense was $14.0 million for the three months ended September 30, 2005, down 1% from the same period last year.  Future technology and telecommunications expense will be dependent on client integrations associated with new business and ongoing improvement to our infrastructure.  Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue each year, including related compensation costs.

Transaction processing services expense was $35.3 million for the nine months ended September 30, 2005 and was $12.5 million for the three months ended September 30, 2005, up 15% and 30%, respectively, from the same periods last year as a result of higher global balances and transactions with our subcustodians. Future transaction processing services expense will be dependent upon asset levels and the volume of client transaction activity.

Occupancy expense was $19.4 million for the nine months ended September 30, 2005 and was $6.6 million for the three months ended September 30, 2005, down 10% and 11%, respectively, from the same periods last year.  These decreases were due to favorable new ten-year lease agreements for our 505,000 square feet of office space in Boston.  Occupancy expense is expected to increase throughout 2006 due to the addition of new space needed to accommodate growth.

Professional fees expense was $9.3 million for the nine months ended September 30, 2005 and was $2.9 million for the three months ended September 30, 2005, down 22% and 38%, respectively, from the same periods last year.  These decreases are attributed primarily to lower subadvisory expense associated with our Merrimac Master Portfolios, resulting from lower average fund balances and fee waivers.  These fee waivers were discontinued during the second quarter of 2005.  We expect professional fees expense for the fourth quarter to remain consistent with third quarter levels.

Travel and sales promotion expense was $4.8 million for the nine months ended September 30, 2005 and was $1.6 million for the three months ended September 30, 2005, up 22% and 21%, respectively, from the same periods last year.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients and traveling to existing client sites and our foreign offices.  The increases in 2005 resulted from a higher level of travel to client sites, a higher level of sales calls to potential clients and attendance at industry conferences.  We expect travel and sales expense for the fourth quarter to remain consistent with third quarter levels.

Other operating expense was $12.7 million for the nine months ended September 30, 2005 and was $4.4 million for the three months ended September 30, 2005, up 23% and 22%, respectively, from the same periods last year primarily as a result of higher recruiting and staffing expense.  We expect that incremental expense for the remainder of 2005 will be primarily associated with new business.

Income Taxes

Income taxes were $53.3 million for the nine-month period ended September 30, 2005, down 1% from the same period in 2004, and were $17.9 million for the three-month period ended September 30, 2005, down 2% from the same period in 2004.  The decrease in income taxes and the effective tax rate for both periods is primarily attributable to the reversal of income tax accruals related to the undistributed earnings of our Irish subsidiaries. During the second quarter of 2005, we recognized the indefinite reversal provision of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (‘APB 23’), which specifies that U.S. income taxes should not be recorded on the undistributed earnings of a foreign subsidiary if those undistributed earnings have been or will be invested indefinitely in that subsidiary. We have determined that the undistributed earnings of our Irish subsidiaries will be permanently invested in our Irish operations to support continued growth. The decrease in income taxes and the effective tax rate for both periods in 2005 was partially offset by increased pretax earnings, as well as a decreased percentage of tax-exempt income, resulting from the income generated by our municipal securities portfolio, in pretax earnings.  We expect our effective tax rate for the full fiscal year 2005 to be approximately 32%.

Financial Condition

                At September 30, 2005, our total assets were $13.3 billion, up 18% from $11.2 billion at December 31, 2004, due to an increase in Federal Funds sold and increased investment securities.  Average interest-earning assets increased $1.8 billion, or 18% for the nine-month period ended September 30, 2005 from the same period in 2004, and increased $1.6 billion, or 16% for the three-month period ended September 30, 2005 from the same period in 2004.  Our asset growth was primarily funded by increases in average external borrowings of approximately $2.0 billion and $1.8 billion for the nine-month and three-month periods ended September 30, 2005, respectively.

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

	September 30,	December 31,
	2005	2004
Securities held to maturity
Mortgage-backed securities	$4,411,745	$3,543,961
Federal agency securities	2,343,503	2,274,665
State and political subdivisions	117,402	124,091

Total securities held to maturity	$6,872,650	$5,942,717

Securities available for sale
Mortgage-backed securities	$3,794,124	$3,854,900
State and political subdivisions	357,239	404,909
Corporate debt	200,902	176,546
U.S. Treasury securities	—	118,688
Foreign government securities	10,648	10,462

Total securities available for sale	$4,362,913	$4,565,505

The $0.9 billion, or 16%, increase in our held to maturity securities portfolio from December 31, 2004 to September 30, 2005 is primarily due to investment security purchases allowing us to utilize our capital, while maintaining an acceptable risk profile. Our investment security purchases primarily included floating interest rate mortgage-backed securities which offer an attractive yield and reprice as interest rates increase.  Our held to maturity portfolio securities are purchased with the intent and ability to hold to maturity and are not viewed as our primary source of funds to satisfy liquidity needs.

Our available for sale securities portfolio decreased $0.2 billion, or 4% from December 31, 2004 to September 30, 2005.  The decrease was mainly due to sales of U.S. Treasuries and municipal securities during 2005 and investment security maturities and prepayments, partially offset by purchases of investment securities. Our investment security purchases included mortgage-backed securities, as well as municipal securities that offer a more attractive after-tax yield than those that we sold.  We believe that purchasing these securities allows us to take advantage of attractive yields and limited extension risk which aligns with our asset and liability strategy.  Refer to the gap analysis under the ‘Market Risk’ section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

The average balance of our investment securities for the nine-month period ended September 30, 2005 was $11.0 billion, with an average yield of 3.79%, compared to an average balance of $9.3 billion with an average yield of 3.14% during the same period in 2004. The average balance of our investment securities for the three-month period ended September 30, 2005 was $11.3 billion, with an average yield of 3.97%, compared to an average balance of $9.8 billion with an average yield of 3.24% during the same period in 2004.  The increase in yield is primarily due to our variable-rate securities repricing at higher interest rates. If long-term interest rates rise, we would expect slower prepayments and our overall yield to increase as our variable-rate securities reprice. Conversely, if long-term interest rates decline, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and similar risk.

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

Loan Portfolio

Our loan portfolio increased $209.0 million, or 155%, from December 31, 2004 to September 30, 2005 primarily due to an increase in line of credit advances and overdrafts.

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

At September 30, 2005, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our loan portfolio credit performance has been excellent.  There have been no loan charge-offs in the history of our Company.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of September 30, 2005, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has an allowance for loan losses of $0.1 million at September 30, 2005, a level which has remained consistent for the past five years.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Repurchase Agreements and Short-Term and Other Borrowings

Asset growth was funded in part by increased securities sold under repurchase agreements.  Repurchase agreements increased $1.0 billion, or 24%, from December 31, 2004 to September 30, 2005.  The majority of our repurchase agreements are with clients who prefer a more collateralized form of deposit.  Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand.  We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits.  The average balance of securities sold under repurchase agreements for the nine months ended September 30, 2005 was $5.3 billion with an average cost of approximately 2.59%, compared to an average balance of $4.0 billion and an average cost of approximately 1.13% for the same period in 2004.  The increase in the average cost of repurchase agreements was due to higher short-term interest rates in the first nine months of 2005 compared to the same period in 2004. The average cost of securities sold under repurchase agreements for the nine months ended September 30, 2004 included penalties of $2.9 million for the prepayment of two term repurchase agreements.  These penalties were incurred to employ an asset and liability strategy in which we replaced high rate borrowings with lower cost term funding.

Short-term and other borrowings increased $0.1 billion, or 8%, from December 31, 2004 to September 30, 2005.  We use short-term and other borrowings to offset the variability of deposit flow.  The average balance of short-term and other borrowings for the nine months ended September 30, 2005 was $1.7 billion with an average cost of approximately 3.08%, compared to an average balance of $0.9 billion and an average cost of approximately 2.14% for the same period in 2004.   The increase in the average cost of short-term and other borrowings was due to an increase in short-term rates during the first nine months of 2005 compared to the same period in 2004.  The average cost of borrowings for the nine months ended September 30, 2004 included penalties of $3.9 million for the prepayment of certain FHLBB borrowings.  Again, these penalties were incurred to employ an asset and liability strategy in which we replaced high rate borrowings with lower cost term funding.

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

Prepayment speeds for mortgage-backed securities increased during the third quarter of 2005 due to increased refinancing activity driven by declining mortgage rates.  We expect recent prepayment experience to continue subject to future interest rate movements.  Prepayment experience for Federal agency securities (primarily SBA guaranteed loan pools) also increased over this period, which resulted in a shorter weighted average life of the securities.  We expect the combination of heightened prepayment experience and, more significantly, reduced reinvestment opportunities to continue to pressure our net interest income for the remainder of 2005.

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

The results of the income simulation model as of September 30, 2005 and 2004 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 8.1% and 6.0%, respectively, which is within our 10% policy limit.  We also simulate a 200 basis point rate reduction over a twelve-month period.  This simulation would result in an increase in projected net interest income of 1.8% as of September 30, 2005 and a reduction of 9.7% as of September 30, 2004, both within our 10% policy limit.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the cumulative gap position in the table presented below, at September 30, 2005, interest-bearing liabilities repriced faster than interest-earning assets in the short term.  Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize.  During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize.  Other important determinants of net interest income are the shape of the yield curve, general rate levels, balance sheet growth and mix, and interest rate spreads.  We continue to run a closely matched balance sheet by investing the majority of our assets in short duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.  Client deposits and repurchase agreements, which are predominantly short term, are our primary sources of funds.  We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure.  The effect of the swap agreements is to lengthen both a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates and short-term variable-rate liabilities into longer-term fixed-rate liabilities.  The weighted-average fixed-payment rates were 3.36% and 2.93% at September 30, 2005 and 2004, respectively.  Variable-interest payments received are currently indexed to the overnight Federal Funds rate.  At September 30, 2005 and 2004, the weighted-average rates of variable market-indexed interest payment obligations to the Company were 3.72% and 1.59%, respectively.  The remaining terms of swaps at September 30, 2005 range from 0 to 33 months. These contracts had net fair values of approximately $22.3 million and ($2.9) million at September 30, 2005 and 2004, respectively.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at September 30, 2005 (Dollars in thousands):

	Within Three	Three to Six	Six to Twelve	One Year to	Over Five
	Months	Months	Months	Five Years	Years	Total

Interest-earning assets: (1)
Investment securities (2),(3)	$6,598,723	$619,641	$1,001,199	$2,551,955	$424,213	$11,195,731
Federal funds sold	1,000,000	—	—	—	—	1,000,000
Loans - variable rate	343,627	—	—	—	—	343,627
Loans - fixed rate	—	—	12	—	—	12
Total interest-earning assets	$7,942,350	$619,641	$1,001,211	$2,551,955	$424,213	$12,539,370
Interest-bearing liabilities:
Demand	$59,230	$—	$—	$—	$—	$59,230
Savings accounts	5,454,373	—	—	54,733	—	5,509,106
Time deposits	46,997	—	—	—	—	46,997
Interest rate contracts	(1,685,000)	120,000	265,000	1,300,000	—	—
Securities sold under repurchase agreements	4,473,406	50,000	150,000	600,000	—	5,273,406
Short-term and other borrowings	595,032	—	50,000	—	—	645,032
Junior subordinated debentures	—	—	—	24,774	—	24,774
Total interest-bearing liabilities	$8,944,038	$170,000	$465,000	$1,979,507	$—	$11,558,545
Net interest-sensitivity gap during the period	$(1,001,688)	$449,641	$536,211	$572,448	$424,213	$980,825

Cumulative gap	$(1,001,688)	$(552,047)	$(15,836)	$556,612	$980,825
Interest-earning assets as a percent of interest-bearing liabilities (cumulative)	88.80%	93.94%	99.83%	104.82%	108.49%
Interest-earning assets as a percent of total assets (cumulative)	60.04%	64.73%	72.29%	91.59%	94.79%
Net interest-sensitivity gap as a percent of total assets	(7.57)%	3.40%	4.05%	4.33%	3.21%
Cumulative gap as a percent of total assets	(7.57)%	(4.17)%	(0.12)%	4.21%	7.41%

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

(3)                     Excludes $57.2 million of unsettled securities purchases and $17.4 million of net unrealized losses as of September 30, 2005.

Liquidity

Liquidity represents the ability of an institution to meet present and future financial obligations through either runoff due to prepayments, asset sales, maturity of existing assets or the acquisition of additional funds through liability management.  For a financial institution such as ours, these obligations arise from the withdrawals of deposits and the payment of operating expenses.

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, fees collected from asset administration clients, Federal Home Loan Bank of Boston borrowings and Federal Reserve Discount Window.  As a result of our management of liquid assets and our ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.08 per share for 2005 (approximately $5.2 million based upon 64,955,015 shares outstanding as of September 30, 2005).

Our ability to pay dividends on Common Stock may depend on the receipt of dividends from the Bank. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks.  During all periods presented in this report, the Company did not require dividends from the Bank in order to fund the Company’s own dividends.  In addition, we may not pay dividends on our Common Stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities.  Our Capital Securities were issued by Investors Capital Trust I (‘ICTI’), a Delaware statutory business trust sponsored by us, and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve.

In July 2005, we announced that our Board of Directors authorized us to repurchase up to $150 million of our Common Stock in the open market over the next twelve months.  The purchase of our Common Stock has been funded primarily by a dividend from the Bank to the Company.  We do not expect the stock purchase program to have a material impact on our liquidity position, our risk-based capital ratios, including our leverage capital ratio, or our ability to pay dividends on our Common Stock. As of September 30, 2005, we have repurchased $70.7 million of our Common Stock.

We have informal borrowing arrangements with various counterparties.  Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate.  The aggregate amount available on these borrowing arrangements as of September 30, 2005 was approximately $5.2 billion.  Each bank may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding.  Our borrowings under these arrangements are typically on a short-term basis.  We cannot be certain, however, that such funding will be available.  Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties.  Each counterparty has agreed on an uncommitted basis to make funds available to us at various rates in exchange for collateral consisting of marketable securities. The aggregate amount available on these borrowing arrangements at September 30, 2005 was approximately $6.7 billion.

On April 19, 2004, the Federal Home Loan Bank of Boston (‘FHLBB’) implemented a new capital structure mandated for all Federal Home Loan Banks subject to the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB’s regulator, the Federal Housing Finance Board.  The Bank’s capital stock investment in the FHLBB totaled $50 million as of September 30, 2005.  The $50 million capital stock investment includes both a $25 million membership component and a $25 million activity-based component. Recent changes to the FHLBB capital plan have resulted in an increased borrowing capacity.  The Bank’s $50 million capital stock investment in the FHLBB provides an overnight borrowing capacity of up to $833 million. Under the new capital plan, FHLBB capital stock investments require a five-year advance notice of withdrawal.  The amount outstanding under this arrangement at September 30, 2005 was $50 million.  Additional borrowing is available to the Bank based on prescribed collateral levels and increased investment in FHLBB capital stock.  The Bank currently has no plans to increase its investment in FHLBB capital stock.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease office space and computing equipment through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $20.5 million and $18.4 million for the nine months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2005, capital expenditures were comprised of approximately $15.2 million in capitalized software and projects in process, $5.2 million in fixed assets, and $0.1 million in leasehold improvements.  For the nine months ended September 30, 2004, capital expenditures were comprised of approximately $11.2 million in capitalized software and projects in process, $7.1 million in fixed assets and $0.1 million in leasehold improvements.

Stockholders’ equity at September 30, 2005 was $748.3 million, up 5% from December 31, 2004, primarily due to net income earned in the first nine months of 2005, net of our stock repurchase program.  The ratio of average stockholders’ equity to average assets remained constant at approximately 6% for September 30, 2005 and December 31, 2004.

In July 2005, we announced that our Board of Directors has authorized us to repurchase up to $150 million of our Common Stock in the open market over the next twelve months.  We do not expect our stock purchase program to have a material impact on our capital resources, such as maintaining risk-based capital ratios in excess of capital adequacy guidelines and our ability to pay dividends on our Common Stock. As of September 30, 2005, we have repurchased $70.7 million of our Common Stock.

The FRB has adopted capital adequacy guidelines applicable to United States banking organizations.  The FRB’s capital adequacy guidelines generally require bank holding companies (‘BHCs’) to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the ‘Total Risk-Based Capital Ratio’), with at least 50% of that amount consisting of Tier 1, or core capital, and the remaining amount consisting of Tier 2, or supplementary capital.  Tier 1 capital for BHCs generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject to certain limitations), less goodwill and other nonqualifying intangible assets.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, not included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

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

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines.  At September 30, 2005, our Total Risk-Based Capital Ratio and Leverage Ratio were 16.21% and 5.65%, respectively.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2005, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company reviews, on an ongoing basis, its disclosure controls and procedures, which may include its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Investors Financial Services Corp. and five of its officers are named as defendants in three purported class action complaints that were filed on or about August 4, 2005, August 15, 2005, and September 30, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts.  Among other things, the complaints filed on August 4, 2005 and August 15, 2005 assert that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period October 15, 2003 until July 15, 2005.  Among other things, the complaint filed on September 30, 2005 asserts that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period July 16, 2003 until July 15, 2005.  The allegations in the complaints predominantly relate to: (1) the Company’s October 2004 restatement of its financial results, and (2) the Company’s July 2005 revision of public guidance regarding its future financial performance.  The complaints seek unspecified damages, interest, fees, and costs.  We strongly believe that the lawsuits lack merit and we intend to defend against the claims vigorously.  However, we cannot predict the outcome of the lawsuits at this time, and we can give no assurance that they will not materially adversely affect our financial condition or results of operations.

Investors Financial Services Corp. and nine of its officers and directors are named as defendants in two shareholder derivative complaints that were filed on or about September 22, 2005 and October 17, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts.  Among other things, the complaints assert that the defendants are liable for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, misappropriation of information, insider trading, and violation of Section 14(a) of the Securities Exchange Act of 1934.  The complaint filed on September 22, 2005 also seeks reimbursement under the Sarbanes-Oxley Act of 2002.  The allegations in the complaints predominantly relate to: (1) the Company’s October 2004 restatement of its financial results, and (2) the Company’s July 2005 revision of public guidance regarding its future financial performance.  The complaints seek unspecified damages, attorneys’ fees, accountant and expert fees, and costs.  We strongly believe that the lawsuits lack merit and we intend to defend against the claims vigorously.  However, we cannot predict the outcome of the lawsuits at this time, and we can give no assurance that they will not materially adversely affect our financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	a	b	c	d

July 1-July 31, 2005	630,500	$34.35	630,500	$128,343,008
August 1-August 31, 2005	456,934	$34.62	426,600	$113,580,512
September 1-September 30, 2005	964,000	$34.42	964,000	$80,401,298
Total	2,051,434	$34.44	2,021,100	$80,401,298

(a)  Total number of shares purchased

(b)  Average price paid per share

(c)  Total number of shares purchased as part of a publicly announced plan

(d)  Approximate dollar value that may yet be purchased under the plan

In July 2005, we announced that our Board of Directors authorized a repurchase plan of up to $150.0 million of our Common Stock during the twelve months following the announcement.  The plan expires in June 2006.

Item 6.            Exhibits

(a)          Exhibits

Exhibit No.	Description

15	Letter of awareness from Deloitte & Touche LLP.

31.1	Certification of Kevin J. Sheehan, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of John N. Spinney, Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

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

INVESTORS FINANCIAL SERVICES CORP.

Date: November 4, 2005	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)