Form 10-K
period 2005-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2006-03-02
CIK 949589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-26996

INVESTORS FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3279817
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
200 Clarendon Street
P.O. Box 9130
Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (617) 937-6700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒      Accelerated filer ☐      Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $2,431,820,932 based on the last reported sale price of $37.82 on The Nasdaq National Market on June 30, 2005 as reported by Nasdaq.

As of January 31, 2006, there were 65,332,641 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such Proxy Statement are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS.

General

Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “Investors Financial,” “we,” “us,” “our,” or similar references mean Investors Financial Services Corp., together with our subsidiaries. “Investors Bank” or the “Bank” means our subsidiary, Investors Bank & Trust Company, alone.

We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, family offices, banks and insurance companies. We define these services as core services and value-added services. Our core services include middle office outsourcing, global custody, multicurrency accounting and fund administration. Our value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services. At December 31, 2005, we provided services for approximately $1.8 trillion in net assets, including approximately $0.3 trillion of foreign net assets.

Investors Financial Services Corp. is a bank holding company. We were organized as a Delaware corporation in 1995. Our primary operating subsidiary is Investors Bank & Trust Company® which was founded in 1969 as a banking subsidiary of Eaton Vance Corp., an investment management firm. In 1995, we reorganized as a bank holding company, were spun-off to the stockholders of Eaton Vance and completed our initial public offering. We provide our services from offices in Boston, New York, Sacramento, Toronto, Dublin, London and the Cayman Islands.

Overview of the Asset Servicing Industry

Asset managers invest and manage the financial assets entrusted to them. They do so using a broad range of financial products, including mutual funds, alternative investment vehicles, unit investment trusts, separate accounts, variable annuities and other products that pool together money from multiple investors. Asset servicing companies like ours perform various back and middle office services for asset managers and the pooled financial products they sponsor, allowing asset managers to focus on core competencies such as product development and distribution. In addition, asset servicing companies like ours provide these back office services such as the third-party safekeeping of assets and administrative services to give investors more confidence in the integrity of their investments. The following discussion sets forth our view of the key drivers in today’s asset servicing industry.

Historical Financial Asset Growth.   Despite the stock market declines of 2000 through 2002, over the past ten years growth in financial assets under management has remained strong. Factors driving this growth include an aging population, the privatization of retirement systems and the increased popularity of pooled investment products such as mutual funds. The total amount of U.S. financial assets held in mutual funds, life insurance companies, private pension funds and bank personal trust accounts was $17.3 trillion at December 31, 2004, up from $7.1 trillion in 1994, a compounded annual growth rate of approximately 9%. Mutual funds, one of the primary markets for our services, hold a large portion of the money invested in pooled investment vehicles. The U.S. mutual fund market has grown at a compounded annual growth rate of approximately 13% since 1994, and held approximately $7.8 trillion in assets at December 31, 2004.

The following table presents U.S. financial assets, including mutual funds (Dollars in billions):

	December 31, 2004	December 31, 1994	Compounded Annual Growth Rate
U.S. Financial Assets
Mutual Funds	$7,787	$2,198	13%
Life Insurance Companies	4,160	1,863	8
Private Pension Funds	4,444	2,352	7
Bank Personal Trusts and Estates	925	670	3
Total	$17,316	$7,083	9%

Source: Federal Reserve Bank

Consolidation and Outsourcing Trends.   Another important factor affecting the asset servicing industry is the consolidation of asset servicing providers. Since the early 1990s, a number of small and mid-size asset servicers have consolidated with larger service providers or divested their asset servicing operations to focus their finite resources on their core businesses. Also, numerous service providers have combined their operations with other companies. This ongoing consolidation has concentrated the industry around a smaller number of service providers and presents us with opportunities for growth as clients react to consolidation and review their relationships with existing providers. In addition, as consolidated financial institutions dispose of businesses that do not fit with their core services, we may see opportunities to acquire those business lines at a reasonable price.

The unique operational philosophy of a particular asset management organization determines its view of asset servicing. The majority of asset managers hire third parties to provide custody services. Some use more than one custodian in an attempt to foster cost reduction through competition. Large asset managers may have enough assets to justify the cost of providing in-house facilities to handle accounting, administration and transfer agency services. Other asset managers generally hire third parties to provide accounting, administration and transfer agency services in addition to custody services. Keeping abreast of developments like regulatory changes, Internet data delivery, compressed settlement cycles, and complex investment strategies, structures and instruments has forced significant increases in technology spending across the financial services industry. We believe that this increase in spending requirements has accelerated the pace at which asset managers outsource middle and back office operations to asset servicers.

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

•       Timely on-line access to electronic information on security positions, prices and price shifts that facilitate activities, including on-line currency trading, indexing of assets, real time arbitrage and hedging through the use of derivative securities.

Asset servicers use technology as a competitive tool to deliver precise and functional information to asset managers. Technology also allows asset servicers to offer more value-added services, such as performance measurement. Examples of analytical tools used in performance measurement include reports showing time-weighted return, performance by sector and time-weighted return by sector.

Complex Investment Products.   Asset managers create different investment structures in an effort to capture efficiencies and appeal to investors with diverse means, risk tolerances, diversification requirements and time horizons. One innovative example of this is exchange traded funds, or ETFs. ETFs are securities that replicate an index and are traded on a national securities exchange, such as the New York Stock Exchange or the American Stock Exchange. Unlike investing in a conventional index mutual fund, investing in an ETF allows investors to buy and sell shares throughout the trading day at market prices. ETFs also offer potential tax efficiencies. According to an industry source, domestic ETF assets increased 31% to approximately $296 billion as of December 31, 2005 from approximately $226 billion as of December 31, 2004.

Alternative investments, including hedge funds, private equity funds, venture capital funds and commodity pools, are another example of complex investment products that have recently experienced dramatic growth. According to an industry source, hedge fund assets in particular have grown at an impressive rate for several years and total approximately $1.3 trillion at the end of 2005. Hedge fund assets have increased due to widening interest from institutional investors such as pension plans and endowments, as well as high net worth individuals. These asset pools often feature increasingly sophisticated trading strategies, financial instruments and product structures such as distressed debt, swaps and asset-backed securities that require more specialized operational support than traditional mutual funds.

In addition, a growing number of mutual funds have been structured as multi-class funds or as multi-manager funds in order to address the differing requirements and preferences of potential investors. Multi-class arrangements allow an investment company to sell interests in a single investment portfolio to separate classes of stockholders. Multi-manager funds have two or more investment managers, who may have different investing styles, managing the assets of one fund. Multi-manager funds offer investors diverse investment styles with a single investment.

Another product innovation is the master-feeder structure. In the master-feeder structure, one or more investment vehicles (the “feeder funds”) with identical investment objectives pool their assets in the common portfolio of a separate investment vehicle (the “master fund”). This structure permits each of the feeder funds to be sold to a separate target market or through a different distribution channel. The feeder fund, if it were a stand-alone fund, might not be large enough to support its operating costs. The feeder funds benefit from the economies of scale available to the larger pool of assets invested in the master fund.

International investing.   Asset managers have also expanded their reach in the global marketplace to capitalize on cross-border and multi-national marketing opportunities. This creates demand for asset servicing around the world and particularly for value-added services like foreign exchange. At December 31, 2005, we provided services for approximately $1.8 trillion in net assets, including approximately $0.3 trillion of foreign net assets.

Our Strategy

We believe that asset servicing companies operate most efficiently when bundling core services such as custody and accounting with value-added services such as securities lending and foreign exchange. We also believe that efficient integration of these services is critical to both service quality and profitability. The following discussion outlines the key components of our growth strategy:

Maintain Our Technological Expertise.   One of our core strategies is to commit the necessary capital and resources to maintain our technological expertise. The asset servicing industry requires the technological capability to support a wide range of global security types, currencies and complex portfolio structures. Asset servicers must also maintain the telecommunications flexibility to support the diversity of global communications standards. Technological change creates opportunities for product differentiation and cost reduction.

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

Deliver Superior Service.   We strive to deliver superior and innovative client service. We believe service quality is the key to maintaining and expanding existing client relationships and to attracting new clients. The consolidation of functions available through FACTS allows us to take an integrated approach to client servicing. We believe this approach is different from that employed by many of our competitors. We dedicate a single operations team to handle all tasks for a particular client. In addition, each client is assigned a client manager, independent of the operations team, to anticipate the client’s needs, to coordinate service delivery and to provide consulting support.

Cross-Sell Our Services.   We believe that our strong client relationships provide opportunities to cross-sell value-added services to broaden our customer relationships. Many of our clients manage multiple pools of assets. Once an investment manager becomes a client, we believe that this client is more likely to select us to service more products, provide additional services, or both. If we are engaged to provide services for only certain pools of assets managed by our clients, we strive to expand the relationship to include more asset pools by providing superior client service. Also, some of our clients engage us to provide core services such as global custody and multicurrency accounting, but do not use us for value-added services such as foreign exchange or cash management. We target expanding these relationships through increasing the number of services provided for each client.

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

Fees charged for core services vary from client to client based on the value of assets processed, the number of securities held and the number of portfolio transactions. Generally, fees are billed to our clients monthly in arrears and, upon their approval, charged directly to their account. Fees charged for core services reflect the price sensitivity of the market for such services. Fees charged for value-added services reflect a more favorable pricing environment for us because we can increase activity in these areas without a necessarily proportionate increase in personnel or other resources. We also derive net interest income by investing cash balances that our clients leave on deposit with us. Our share of earnings from these investments is viewed as part of the total compensation that our clients pay us for servicing their assets.

The following is a description of the various services we offer:

Core Services

Middle Office Outsourcing.   Middle office outsourcing services represent the tasks that need to be performed for financial asset managers after they have initiated a particular trade to ensure accurate and timely trade processing and communications to any party affected by the trades. We perform some or all of the following functions for our middle office outsourcing clients: trade operations management, settlements, portfolio and fund accounting, fund administration, cash management, reconciliation, corporate actions, tax reclaims and tax filings, performance measurement, broker performance and vendor data management.

Global Custody.   Global custody entails the safekeeping of securities for clients and settlement of portfolio transactions. Our net assets processed have grown from $22 billion at October 31, 1990 to $1.8 trillion at December 31, 2005. At December 31, 2005, our foreign net assets processed totaled approximately $0.3 trillion.

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

Fund Administration.   Fund administration services include management reporting, regulatory reporting, compliance monitoring, tax accounting and return preparation, partnership administration and chief compliance officer services and support. In addition to these ongoing services, we also provide fund start-up consulting services, which typically include assistance with product definition, service provider selection and fund structuring and registration. We have worked with a number of investment advisors to assist them in the development of new funds and other pooled investment vehicles.

Value-Added Services

Securities Lending.   Securities lending involves the lending of clients’ securities to brokers and other institutions for a fee. Receipt of securities lending fees improves a client’s return on the underlying securities. We act as agent for our clients for both international and domestic securities lending services.

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

Investment Advisory Services.   The Bank acts as investment advisor to the Merrimac Master Portfolio, an open-end investment management company registered under the Investment Company Act of 1940. The portfolio currently consists of a series of six master funds in a master-feeder structure. The Merrimac Cash Portfolio, the Merrimac Prime Portfolio and the Merrimac U.S. Government Portfolio are subadvised by Lincoln Capital Fixed Income Management Company, LLC. The Merrimac Treasury Portfolio and the Merrimac Treasury Plus Portfolio are subadvised by M&I Investment Management Corp. The Merrimac Municipal Portfolio is subadvised by ABN AMRO Asset Management (USA) LLC. At December 31, 2005, the total net assets of the portfolio approximated $5.2 billion. The portfolio’s master funds serve as investment vehicles for seven domestic feeder funds and two offshore feeder funds whose shares are sold to institutional investors.

Performance Measurement.   Performance measurement services involve the creation of systems and databases that enable asset managers to construct, manage and analyze their portfolios. Services include portfolio profile analysis, portfolio return analysis and customized benchmark construction. Performance measurement uses data already captured by FACTS to calculate statistics and report them to asset managers in a customized format.

Institutional Transfer Agency.   Transfer agency encompasses shareholder recordkeeping and communications. We provide these services only to institutional clients with a small number of shareholder accounts or omnibus positions of retail shareholders.

Lines of Credit.   We offer credit lines to our clients for the purpose of leveraging portfolios, covering overnight cash shortfalls and other borrowing needs. We do not conduct retail banking operations. At December 31, 2005, we had gross loans outstanding to clients of approximately $402 million, which represented approximately 3% of our total assets. The interest rates charged on the Bank’s loans are indexed to either the Prime rate or the Federal Funds rate. We have never had a loan loss. All loans are secured, or may be secured, by marketable securities and virtually all loans to individually managed account customers are due on demand.

Brokerage and Transition Management Services.   In 2002, we began offering “introducing broker-dealer” services to clients by accepting customer orders, which we have elected to clear through a clearing broker-dealer. The clearing broker-dealer processes and settles customer transactions and maintains detailed customer records. This arrangement allows us to use the back office processing infrastructure of the clearing broker-dealer while earning a commission on trades executed on behalf of clients. Transition management services are designed to assist the process of moving a portfolio from one asset manager to another in as seamless a manner as possible. Components of these services include planning and customizing a strategy for the transition, conducting performance analysis and executing the transition in an efficient, risk-managed fashion. The brokerage services we offer do not include margin accounts, short selling or market making activities.

Sales, Marketing and Client Support

We employ a direct sales staff that targets potential market opportunities, including investment management companies, insurance companies, family offices, banks and investment advisors. Sales personnel are primarily based at our headquarters in Boston, and are given geographic area sales responsibility. We also have sales personnel located in Dublin, Toronto and London who are responsible for international markets. Included in the sales staff are individuals who are dedicated to marketing services to institutional accounts. Senior managers from all functional areas are directly involved in obtaining new clients, frequently working as a team with a sales professional.

In order to service existing clients, a separate team of client management professionals based in our Boston, New York, Toronto, Dublin and London offices provide dedicated client support. Each client is assigned a client manager responsible for the client’s overall satisfaction. The client manager is usually a senior professional with extensive industry experience who works with the client on designing new products and specific systems requirements, provides consulting support, anticipates the client’s needs and coordinates service delivery.

Financial information regarding our geographic reporting can be found in Note 21 of our Notes to Consolidated Financial Statements included in this Report.

Significant Clients

Barclays Global Investors, N.A. (“BGI”) accounted for approximately 18% of our consolidated net operating revenues for the year ended December 31, 2005, approximately 17% for the year ended December 31, 2004 and approximately 16% for the year ended December 31, 2003. No client other than BGI accounted for more than 10% of our net operating revenues for the years ended December 31, 2005, 2004 and 2003. See “Risk Factors—A material portion of our revenue is derived from our relationship with Barclays Global Investors, N.A. (“BGI”) and related entities.”

Software Systems and Data Center

Our business requires that we provide daily and periodic reports of asset accounting and performance, and provide measurement and analytical data to asset managers on-line on a real-time basis. To help us meet these requirements, our asset servicing operations are supported by sophisticated information technology. We receive vast amounts of information across a worldwide computer network. That information covers a wide range of global security types in various currencies and must be processed before system-wide updating and reporting.

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

Our mainframe processing and mainframe disaster recovery capability is provided by Electronic Data Systems (“EDS”), located in Plano, Texas. In addition, International Business Machines (“IBM”), located in Armonk, New York, provides support for our network and hardware environments and our help desk services. By outsourcing these infrastructure support functions, we can focus our resources on systems development and minimize our capital investment in large-scale computer equipment. EDS and IBM offer us state-of-the-art computer products and services, access to which we could not otherwise afford, while removing the risk of product obsolescence. Due to their large and diverse customer bases, EDS and IBM can invest in the latest computer technology and spread the related costs over multiple users. We also receive the benefit of the continuing investment by EDS and IBM in their computer hardware. Under both contracts we are billed monthly for services provided by EDS or IBM on an as-used basis in accordance with a predetermined pricing schedule for specific products and services. Our current agreement with EDS is scheduled to expire on December 31, 2008. Our current agreement with IBM is scheduled to expire on June 30, 2011.

Each year we target spending approximately 18-20% of our consolidated net operating revenue on technology. Because of our relationships with EDS and IBM and our system architecture, we are able to devote the majority of our technology investments to development, rather than support or infrastructure.

Our trust processing services are provided by SEI Investments Company (“SEI”), located in Oaks, Pennsylvania. SEI is a global provider of asset management and investment technology solutions. We pay

SEI certain monthly service fees based upon usage. Our current agreement with SEI is scheduled to expire on December 31, 2009.

Investors Bank maintains a comprehensive Business Continuity Plan (“BCP”). The program has been developed to comply with guidelines issued by various regulatory and industry bodies such as the Federal Financial Institutions Examination Council (“FFIEC”). The planning process begins with a business impact analysis which isolates critical business processes and determines their recoverability under various disruption scenarios. In addition to maintaining regional backup facilities for all offices, our locations are geographically diverse in order to allow recovery of essential functions at another location in the event of a widespread disruption. In 2005, BCP staff conducted over 100 different tests to ensure that our technology infrastructure, facilities and staff could respond and recover in a disaster.

Competition

We operate in a highly competitive environment in all areas of our business. Many of our competitors, including State Street Bank and Trust Company, JP Morgan Chase, The Bank of New York, Citigroup, Mellon and PNC, possess substantially greater financial and marketing resources than we do and process a greater amount of financial assets. Other competitive factors include technological advancement and flexibility, breadth of services provided and quality of service. We believe that we compete favorably in these categories.

Competition in the asset servicing industry, especially over the past decade, has impacted both pricing and margins in core services such as global custody. Partially offsetting this more competitive pricing environment is the development of new services that have higher margins. Our continuous investment in technology has permitted us to offer value-added services to clients, such as middle office outsourcing, performance measurement, securities lending and foreign exchange, on a global basis and at competitive prices. Technological evolution and service innovation have enabled us to generate additional revenue to offset competitive pricing in maturing service lines.

We believe that our size, commitment to technology development and enhancement and responsiveness to client needs provide the asset management industry with a very attractive asset servicing alternative to large money center banks and other asset servicers. As many of our competitors grow larger through acquisition, we believe that our customized and highly responsive service offerings become even more attractive. While consolidation within the investment management and asset servicing industries may adversely affect our ability to retain clients that have been acquired, it also creates opportunity for us as prospective clients review their relationships with existing service providers that are affected by acquisitions. In addition, consolidation among large financial institutions may enable us to acquire, at a reasonable price, asset servicing businesses that do not fit within the core focus of these newly consolidated financial institutions.

Intellectual Property

Our success is dependent upon our software development methodology and other intellectual property rights that we have developed and own, including FACTS. We rely on trade secret, copyright and trademark laws, and confidentiality agreements with employees and third parties to protect our proprietary technology, all of which offer only limited protection. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use. Furthermore, our intellectual property rights may be invalidated or our competitors may develop similar technology independently. In addition, effective copyright, trademark, trade secret and other protection may not be available in certain international markets that we service.

Employees

On December 31, 2005, we had 3,252 employees. We maintain a professional development program for entry level staff. Successful completion of the program is required of most newly hired employees. This training program is supplemented by ongoing education on systems and technological developments and innovations, the financial services industry, the regulatory environment and our client base. This program is administered by experienced full-time trainers that continually enhance existing courses and develop new programs to match an evolving business environment.

None of our employees are covered by collective bargaining agreements and we believe our relations with our employees are good.

Regulation and Supervision

Virtually all aspects of our business and operations are regulated under state and federal law. In addition to the laws governing businesses and employers, we are subject to federal and state laws and regulations applicable to financial institutions and their parent companies. The operations of our securities broker affiliate, Investors Securities Services, LLC, are also subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. (“NASD”). The principal objective of state and federal banking laws is the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system, the protection of consumers or classes of consumers and the furtherance of broad public policy goals, rather than the specific protection of stockholders of a bank or its parent company. Some of the significant statutory and regulatory provisions to which we and our subsidiaries are subject are described below. The description of these statutory and regulatory provisions is not complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on our business, prospects and operations, as well as those of our subsidiaries.

Investors Financial

General.   As a registered Bank Holding Company (“BHC”), Investors Financial is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“FRB”) and by the Massachusetts Commissioner of Banks (“Commissioner”). We are required to file reports of our operations with, and are subject to examination by, the FRB and the Commissioner. The FRB has the authority to issue orders to BHCs to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of nonbanking activities of nonbanking subsidiaries of BHCs and to order termination of ownership and control of a nonbanking subsidiary by a BHC.

BHCA-Activities and Other Limitations.   The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, BHC or savings association, or increasing such ownership or control of any bank, BHC or savings association, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) permits adequately capitalized and adequately managed BHCs, as determined by the FRB, to acquire banks located in any state, subject to certain concentration limits and other conditions. Subject to certain conditions, Riegle-Neal also generally authorizes the interstate mergers of banks and, to a lesser extent, interstate branching, so long as the law of the host state specifically authorizes such action. Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to mergers of BHCs.

Unless a BHC becomes a financial holding company (“FHC”) under the Gramm-Leach-Bliley Act of 1999 (“GLBA”), the BHCA also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting securities of any company that is not a bank or a BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. Before permitting a BHC to engage in such activities that are closely related to banking or making an investment in a company engaged in such activities, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices.

The GLBA permits a BHC that qualifies and elects to be treated as a FHC to engage in a significantly broader range of financial activities than BHCs, such as Investors Financial, that have not elected FHC status. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activities, or that the FRB determines to be complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. To elect to become a FHC, a BHC, such as Investors Financial, must meet certain tests and file an election with the FRB. To qualify, all of a BHC’s subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, each of the BHC’s banks must have been rated “satisfactory” or better in its most recent federal Community Reinvestment Act (“CRA”) evaluation. A BHC that elects to be treated as a FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations. Investors Financial has not elected to become a FHC.

Capital Requirements.   The FRB has adopted capital adequacy guidelines applicable to United States banking organizations. The FRB’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the “Total Risk-Based Capital Ratio”), with at least 50% of that amount consisting of Tier 1, or core capital and the remaining amount consisting of Tier 2, or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject to certain limitations), less goodwill and other nonqualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, not included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital to its average total consolidated assets (the “Leverage Ratio”) of 3.0%. Total average consolidated assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated BHCs. All other BHCs are required to maintain a minimum Leverage Ratio of 4.0%. BHCs with supervisory, financial, operational or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Because we anticipate significant future growth, we will be required to maintain a Leverage Ratio of 4.0% or higher.

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines. At December 31, 2005, our Total Risk-Based Capital Ratio and Leverage Ratio were 18.50% and 5.95%, respectively.

In June 2004, the Basel Committee on Banking Supervision (“Basel Committee”) released the document “International Convergence of Capital Measurement and Capital Standards: A Revised Framework.”  The Framework, also referred to as Basel II, is designed to secure international convergence on regulations and standards governing the capital adequacy of internationally active banking organizations. In September 2005, the FFIEC (U.S. banking and thrift supervisory agencies) revised guidance on the timing and qualification process for U.S. banks that will become subject to Basel II. The new rules as applied in the U.S. are expected to become effective on January 1, 2009, subject to transitional parallel testing beginning on January 1, 2008. Although we are not required to be compliant with the new rules, we are in the process of developing an implementation program to achieve Basel II compliance. Ultimately, U.S. implementation of Basel II will depend on, and will be subject to, final regulations and related policies promulgated by the FFIEC supervisory agencies. We cannot predict the final form of the rules, nor their impact on our risk-based capital.

Control Acquisitions.   The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a depository institution or a depository institution holding company unless the FRB has been notified and has not objected to the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a depository institution or depository institution holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would, under the circumstances set forth in the presumption, constitute the acquisition of control of the depository institution or a depository institution holding company. In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of voting securities of a bank or BHC or a savings association, or otherwise obtaining control or a controlling influence over such an institution.

Massachusetts Law.   Investors Financial is also considered a BHC for purposes of Massachusetts law. Accordingly, we have registered with the Commissioner and are obligated to make reports to the Commissioner. Under Massachusetts law, any person that proposes to acquire, directly or indirectly, 25% or more of any class of voting securities of a company must give prior notice to the Massachusetts Commissioner of Banks, who may disapprove the transaction. Additionally, any company that is a BHC under Massachusetts law must obtain the approval of the Massachusetts Board of Bank Incorporation (“Massachusetts BBI”) before acquiring more than 5% of the voting stock of a company. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which a BHC or its nonbank subsidiaries engage.

Cash Dividends.   FRB policy provides that a bank or a BHC generally should not maintain its existing rate of cash dividends on common stock unless the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. FRB policy further provides that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength.

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

Investors Bank

General.   The Bank is subject to extensive regulation and examination by the Commissioner and the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposits, and to certain requirements established by the FRB. The federal and state laws and regulations which are applicable to banks regulate among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of certain deposited funds and the nature and amount of and collateral for certain loans.

FDIC Insurance Premiums.   The Bank currently pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund (“BIF”)-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act (“FDIA”) does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”). As a result of the passage of the FDIR Act, over the course of the next year, among other things: (i) the BIF will be merged with the FDIC’s Savings Association Insurance Fund creating the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirement accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

Capital Requirements.   The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding BHCs.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements. An “undercapitalized” bank must develop a capital restoration plan, and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. At December 31, 2005, the Bank was deemed to be a well-capitalized institution.

The Community Reinvestment Act.   The Community Reinvestment Act (“CRA”) requires lenders to identify the communities served by the institution’s offices and other deposit-taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB and the FDIC must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods, before they approve certain bank acquisitions, mergers, branch establishments and other transactions proposed by banking organizations. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the Bank’s performance in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications. Management believes the Bank is currently in compliance with all CRA requirements.

Customer Information Security.   The FDIC and other bank regulatory agencies have established standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate Board committee, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

USA Patriot Act.   The USA Patriot Act of 2001 (the “USA Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including the Bank, to adopt and implement policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that we are currently in compliance with all requirements prescribed by the USA Patriot Act and all applicable regulations.

Dividends.   The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under Massachusetts law, the board of directors of a trust company, such as the Bank, may declare from “net profits” cash dividends no more often than quarterly, provided that there is no impairment to the trust company’s capital stock. Moreover, prior Commissioner approval is required if the total of all dividends declared by a trust company in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. These restrictions on the Bank’s ability to declare and to pay dividends may limit Investors Financial’s ability to pay dividends to its stockholders. We cannot predict future dividend payments of the Bank at this time.

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

Regulation of Investment Companies.   Certain of our mutual fund and unit investment trust clients are regulated as “investment companies” as that term is defined under the Investment Company Act of 1940, as amended (the “ICA”), and are subject to examination and reporting requirements applicable to the services we provide. The provisions of the ICA and the regulations promulgated thereunder prescribe the type of institution which may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. Because we serve as custodian for a number of our investment company clients, these regulations require, among other things, that we maintain certain minimum aggregate capital, surplus, and undivided profits. Additionally, arrangements between us and clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. Currently, management believes we are in compliance with all minimum capital and securities depository requirements. Investment companies are also subject to extensive recordkeeping and reporting requirements. These requirements dictate the type, volume and duration of the recordkeeping we undertake, either in our role as custodian for an investment company or as a provider of administrative services to an investment company. Further, we must follow specific ICA guidelines when calculating the net asset value of a client mutual fund. Consequently, changes in the statutes or regulations governing recordkeeping and reporting or valuation calculations will affect the manner in which we conduct our operations.

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

Item 1A. Risk Factors.

Our operating results are subject to fluctuations in interest rates and the securities markets.

A significant portion of our fees is based on the market value of the assets we process. Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed. Our net interest income is earned by investing depositors’ funds in our investment portfolio and, in small part, by making loans. A rising short-term interest rate environment, such as we are now experiencing, generally causes downward pressure on net interest income. Changes in the relationship between short-term and long-term interest rates, referred to as the yield curve, could also adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results. The current flat yield curve, where short-term rates have increased while long-term rates have failed to increase, has resulted in a decrease in our net interest margin that will continue to have a material impact on our net interest income.

Volatility in the equity markets can have a material effect on our asset-based fees. While reductions in asset servicing fees may be offset by increases in other sources of revenue, a sustained downward movement of the broad equity markets will likely have an adverse impact on our earnings.

Our growth depends in part on the ability of our clients to generate fund flows by selling their investment products to new and existing investors. Fluctuations in interest rates or the securities markets can lead to investors seeking alternatives to the investment offerings of our clients, which could result in a lesser amount of assets processed and correspondingly lower fees. For example, if the value of equity or fixed income assets held by our clients were to increase or decrease by 10% for a sustained period of time, we estimate currently that this market movement, by itself, would cause a corresponding change of less than 5% in our earnings per share.

In addition, we are experiencing narrower investment portfolio reinvestment spreads, which reduces our net interest income. If reinvestments spreads on the security types we purchase remain narrow, or become narrower, our net interest income will continue to be impacted negatively.

A material portion of our revenue is derived from our relationship with Barclays Global Investors, N.A. (“BGI”) and related entities.

As a result of our ongoing relationship with BGI’s iShares and Master Investment Portfolios, our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our servicing assets for Barclays Global Investors Canada, Ltd., BGI accounted for approximately 18%, 17% and 16% of our net operating revenue for the years ended December 31, 2005, 2004 and 2003, respectively. We recently renewed our U.S. asset administration outsourcing agreement with BGI and we expect that BGI will continue to account for a significant portion of our net operating revenue. We provide services to BGI under long-term contracts that may be terminated before the expiration of the contracts under certain circumstances that we have described in filings with the Securities and Exchange Commission (“SEC”), as described below. While we believe that our relationship with BGI is excellent, the loss of BGI’s business would cause our net operating revenue to decline significantly and would likely have an adverse effect on our quarterly and annual results.

The outsourcing agreement was renewed pursuant to an amendment (the “Amendment”) to the Custodial, Fund Accounting and Services Agreement between the Bank and BGI dated May 1, 2001 (the “Custodial Agreement”). Under the terms of the Amendment, the Custodial Agreement is extended through April 30, 2013. As provided in the Amendment, BGI may terminate the Custodial Agreement upon sixty days prior written notice:  (i) as to any underlying account if BGI fails to receive any consent required by law for the Bank to act as servicing agent for such account; (ii) as to any underlying account if the continued provision of services by the Bank to such account would be inconsistent with BGI’s fiduciary duties under applicable law; or (iii) as to the entire Custodial Agreement in the event a conservator or receiver is appointed for the Bank under applicable federal law. In addition, BGI may terminate the Custodial Agreement prior to April 30, 2013 if the Bank fails to meet a certain number of service level commitments for four consecutive months in any rolling twelve-month period or if the Bank materially breaches a material provision of the Custodial Agreement, in both cases subject to customary notice and opportunity to cure provisions.

Also, under the terms of the Amendment, the parties have agreed to assess the fee schedule and status of each party and of the industry 90 days prior to November 1, 2009 and to negotiate in good faith any appropriate amendments to the fee schedule arising from that assessment. If the parties are unable to agree on an amended fee schedule by November 1, 2009, BGI may terminate the Custodial Agreement. The Amendment also provides that the Bank will continue to service BGI for up to two years, or longer under certain circumstances, after expiration or termination by BGI of the Custodial Agreement.

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

We have been named in lawsuits in U.S. District Court in Massachusetts alleging, among other things, violations of securities laws. In addition, we have been named in a lawsuit in Massachusetts state court alleging, among other things, violations of a covenant of good faith and fair dealing in a contract. While we believe these claims are without merit, we cannot be sure that we will prevail in the defense of these claims. We are also party to other litigation and we may become subject to other legal claims in the future. Litigation is costly and could divert the attention of management. For a more detailed discussion of our ongoing lawsuits, please see Item 3. Legal Proceedings, in Part I of this report.

Our future results depend, in part, on successful integration of prior and possible future outsourcing transactions.

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

We have experienced a period of rapid growth that has required the dedication of significant management and other resources. Continued growth could place a strain on our management and other resources. To manage future growth effectively, we must continue to invest in our operational, financial and other internal systems, and our human resources, which could affect our profitability.

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

Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us. Our primary regulators are the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Massachusetts Commissioner of Banks, the National Association of Securities Dealers, Inc. (“NASD”), and the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration (“BISHCA”). Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

•       BISHCA maintains certain regulatory requirements that our insurance captive affiliate, Investors Vermont Insurance Company, must meet. Failure to meet those requirements could lead to regulatory action; and

•       Our international operations are subject to regulatory oversight by regulators in the jurisdictions in which we operate, including the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority, the Cayman Islands Monetary Authority and the Financial Services Authority (“FSA”) in the United Kingdom. Failure to comply with applicable international regulatory requirements could result in regulatory action and impact our ability to provide services in those jurisdictions.

Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for us to be acquired. Also, we have not elected financial holding company status under the federal Gramm-Leach-Bliley Act of 1999. This may place us at a competitive disadvantage with respect to other organizations.

ITEM 2.                PROPERTIES.

The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2005:

Location	Function	Sq. Ft.	Expiration Date
200 Clarendon Street, Boston, MA	Principal Executive Offices and Operations Center	387,127	2014
100 Huntington Avenue, Boston, MA	Operations Center	150,269	2014
1 Exeter Plaza, Boston, MA	Training Center	14,870	2007
800 Boylston Street, Boston, MA	Operations Center	24,715	2014
33 Maiden Lane, New York, NY	Operations Center	21,994	2011
980 Ninth Street, Sacramento, CA	Operations Center	53,580	2008
1277 Treat Boulevard, Walnut Creek, CA	Operations Center	18,921	2008
1 First Canadian Place, Toronto	Offshore Processing Center	17,790	2006
Iveagh Court, Dublin	Offshore Processing Center	67,183	2028*
17 Dominion Street, London	Offshore Processing Center	4,478	2010

*                    Pursuant to the terms of the contract, this lease can be terminated in 2013 by paying six months rent as compensation.

For more information, see Note 16 of the Notes to Consolidated Financial Statements.

ITEM 3.                LEGAL PROCEEDINGS.

On June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. (“Opus”) and that our individual employee engaged in a breach of fiduciary duties and tortious interference with a contract. Opus had been a subadviser to the Merrimac Funds, for which we act as investment adviser. Upon the expiration of Opus’s contract on June 1, 2003, the Merrimac Funds elected not to re-appoint Opus as subadviser. The lawsuit was filed in Superior Court in Worcester, Massachusetts and seeks unspecified damages. The lawsuit is currently in the discovery phase. We believe that the claims are without merit and intend to defend our rights vigorously. However, we cannot predict the outcome of this lawsuit at this time, and we can give no assurance that it will not affect our financial condition or results of operations in a materially adverse way.

In July 2000, two of our Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. (“ITC”) and Investors Fund Services (Ireland) Ltd. (“IFS”), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the “Fund”), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund’s investment manager, Ernst & Young, LLP, the Fund’s auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund’s closing to subscriptions in June 1999. In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. We have notified our insurers and intend to defend this claim vigorously. Based on our investigation through December 31, 2005, we do not expect this matter to have a material adverse effect on our business, financial condition or results of operations.

Investors Financial Services Corp. and five of its officers are named as defendants in three purported class action complaints that were filed on or about August 4, 2005, August 15, 2005 and September 30, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts. Among other things, the complaints filed on August 4, 2005 and August 15, 2005 assert that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period October 15, 2003 until July 15, 2005. Among other things, the complaint filed on September 30, 2005 asserts that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period July 16, 2003 until July 15, 2005. The allegations in the complaints predominantly relate to: (1) the Company’s October 2004 restatement of its financial results, and (2) the Company’s July 2005 revision of public guidance regarding its future financial performance. The complaints seek unspecified damages, interest, fees, and costs. We strongly believe that the lawsuits lack merit and we intend to defend against the claims vigorously. However, we cannot predict the outcome of the lawsuits at this time, and we can give no assurance that they will not materially adversely affect our financial condition or results of operations.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, AND ISSUER PURCHASE OF EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY AND POLICY

Our common stock is quoted on the Nasdaq National Market under the symbol “IFIN”. The following table sets forth, for the calendar periods indicated, the high and low sale prices for the common stock as reported by Nasdaq and dividends per share paid on the common stock.

	High	Low	Dividend
2005
First quarter	$53.44	$45.33	$0.0200
Second quarter	51.05	36.05	0.0200
Third quarter	42.80	31.67	0.0200
Fourth quarter	40.98	30.64	0.0200
2004
First quarter	$46.15	$37.87	$0.0175
Second quarter	44.75	34.68	0.0175
Third quarter	48.90	39.79	0.0175
Fourth quarter	50.40	35.00	0.0175

As of January 31, 2006, there were approximately 837 stockholders of record.

We currently intend to retain the majority of future earnings to fund the development and growth of our business. Our ability to pay dividends on our common stock may depend on the receipt of dividends from Investors Bank. In addition, we may not pay dividends on our common stock if we are in default under certain agreements that we entered into in connection with the sale of the 9.77% Capital Securities by Investors Capital Trust I. See Note 10 of our Notes to Consolidated Financial Statements included with this Report. Any dividend payments by Investors Bank are subject to certain restrictions imposed by federal law and by the Massachusetts Commissioner of Banks. See “Business—Regulation and Supervision” for additional information. Subject to regulatory requirements, we expect to pay an annual dividend to our stockholders, currently estimated to be in an amount equal to $0.09 per share of outstanding common stock (approximately $5.9 million based upon 65,052,637 shares outstanding as of December 31, 2005). We expect to declare and pay such dividend ratably on a quarterly basis.

The information required under this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the section entitled “Stock Plans” contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2005, we announced that our Board of Directors authorized a repurchase plan of up to $150.0 million of our common stock in the open market during the twelve months following the announcement. The repurchase plan expires in June 2006. For the three months ended December 31, 2005, there was no activity under this plan.

ITEM 6.                SELECTED FINANCIAL DATA.

The following table contains certain of our consolidated financial and statistical information, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our Consolidated Financial Statements and Notes to Consolidated Financial Statements, and other financial information appearing elsewhere in this Report. (Dollars in thousands, except per share and employee data):

	For the Year Ended December 31,
	2005	2004	2003(1)	2002	2001
Statement of Income Data(2):
Noninterest income	$525,537	$425,491	$336,193	$298,844	$254,487
Net interest income	170,425	187,680	153,914	138,725	98,355
Net operating revenues	695,962	613,171	490,107	437,569	352,842
Operating expenses	460,109	398,383	344,921	341,395	289,176
Income before income taxes	235,853	214,788	145,186	96,174	63,666
Income taxes	76,035	72,826	52,765	28,737	18,980
Net income	$159,818	$141,962	$92,421	$67,437	$44,686
Per Share Data(3):
Basic earnings per share	$2.42	$2.15	$1.42	$1.05	$0.71
Diluted earnings per share	$2.37	$2.09	$1.39	$1.02	$0.68
Dividends per share	$0.08	$0.07	$0.06	$0.05	$0.04
Balance Sheet Data:
Total assets at end of period	$12,096,393	$11,167,825	$9,223,178	$7,214,740	$5,297,913
Average Balance Sheet Data:
Interest-earning assets	$11,364,656	$9,770,924	$7,556,061	$5,769,971	$4,376,947
Total assets	12,066,523	10,306,015	8,139,985	6,173,187	4,648,128
Total deposits	4,099,305	4,495,858	3,153,306	2,342,247	2,043,124
Junior subordinated debentures(4)	24,774	24,774	24,194	—	—
Trust preferred securities(4)	—	—	—	24,667	25,000
Common stockholders’ equity	758,552	625,964	483,923	395,101	307,565
Selected Financial Ratios:
Return on average equity	21.1%	22.7%	19.1%	17.1%	14.5%
Return on average assets	1.3%	1.4%	1.1%	1.1%	1.0%
Average common equity as a % of average assets	6.3%	6.1%	5.9%	6.4%	6.6%
Dividend payout ratio(5)	3.4%	3.3%	4.3%	4.9%	5.9%
Tier 1 capital ratio(6)	18.5%	20.5%	17.6%	15.3%	16.6%
Leverage ratio(6)	6.0%	5.9%	5.4%	5.4%	5.8%
Noninterest income as % of net operating income	75.5%	69.4%	68.6%	68.3%	72.1%
Other Statistical Data:
Assets processed at end of period(7)	$1,792,571,911	$1,430,471,217	$1,056,871,924	$785,418,321	$813,605,957
Employees at end of period	3,252	2,778	2,413	2,591	2,618

(1)    Effective July 1, 2003, the Company adopted provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which resulted in a reclassification of the trust preferred securities from mezzanine financing to liabilities. As such, interest expense associated with the trust preferred securities was reclassified to net interest income.

(2)    All numbers shown in this table have been restated to reflect reclassifications related to Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-pocket” Expenses Incurred.

(3)    All numbers shown in this table have been restated to reflect the two-for-one stock split paid June 14, 2002, where applicable.

(4)    Effective October 1, 2003, the Company adopted the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which resulted in the deconsolidation of Investors Capital Trust I, the trust that holds the trust preferred securities.

(5)    We intend to retain the majority of future earnings to fund development and growth of our business. We currently expect to pay cash dividends at an annualized rate of $0.09 per share subject to regulatory requirements. Refer to “Liquidity” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

(6)    Refer to “Capital Resources” included within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which are included elsewhere in this Report. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Certain Factors That May Affect Future Results” herein.

Overview

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company. We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies. Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services. We have offices located in the United States, Ireland, Canada, the Cayman Islands and the United Kingdom with a vast global subcustodian network established to accommodate the international needs of our clients. At December 31, 2005, we provided services for approximately $1.8 trillion in net assets, including approximately $0.3 trillion in foreign net assets.

We grow our business by selling our services to new clients and by further penetrating our existing clients. We believe that we service approximately 10% of the assets managed by our existing clients, and we have traditionally achieved significant success in growing client relationships. Our ability to service new clients and expand our relationships with existing clients depends on our provision of superior client service. Our growth is also affected by conditions in the global securities markets, the interest rate environment, the regulatory environment for us and our clients and the success of our clients in marketing their products.

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

As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity and the prevailing interest rate environment. A significant portion of our core services revenue is based upon the amount of assets we process. As market values of underlying assets fluctuate, so will our revenue. We have managed this volatility by offering a tiered pricing structure for our asset-based fees. As asset values increase, the basis point fee is reduced for the incremental assets. When asset values decrease, revenue is only impacted at the then marginal rate. Many of our value-added services are transactional based, and we receive a fee for each transaction processed. We have continued to experience net interest margin compression during 2005 due to a relatively flat yield curve, lower reinvestment spreads and the liability sensitive nature of our balance sheet. Because we are a liability sensitive institution, as overnight interest rates rise, most of our liabilities reprice but our assets take longer to reprice due to the nature of their reset provisions (i.e., monthly, quarterly and annually). The lower interest rate spreads we experienced in 2005 were also due to the narrowing of market spreads on reinvestment and purchase opportunities for fixed and floating-rate investment assets. In 2006, we expect to see short-term rates continue to rise and a continued very flat yield curve.

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

In our 2003 and 2004 earnings releases, we reported non-GAAP operating income and non-GAAP operating earnings per share information that exclude the effect of the state tax assessment settlement discussed above. We believe that non-GAAP operating earnings provide a more meaningful presentation of our 2003 results of operations because they do not include the one-time tax charge which was unrelated to our core operations. The following table presents a reconciliation between net income and earnings per share presented on the face of our Statements of Income and the non-GAAP measure of net operating income referenced in our earnings releases (Dollars in thousands, except per share data):

GAAP Earnings

	For the Year Ended
	December 31,
	2005	2004	2003
Income before taxes	$235,853	$214,788	$145,186
Provision for income taxes	76,035	72,826	52,765
Net Income	$159,818	$141,962	$92,421
Earnings per share:
Basic	$2.42	$2.15	$1.42
Diluted	$2.37	$2.09	$1.39

Non-GAAP Operating Earnings

	For the Year Ended
	December 31,
	2005	2004	2003
Income before taxes	$235,853	$214,788	$145,186
Provision for income taxes	76,035	72,826	45,565	(1)
Net Income	$159,818	$141,962	$99,621
Earnings per share:
Basic	$2.42	$2.15	$1.53
Diluted	$2.37	$2.09	$1.50

(1)          Provision for income taxes for the year ended December 31, 2003 excludes a $7.2 million charge, net of federal income tax benefit, that resulted from a retroactive change in the Commonwealth of Massachusetts tax law enacted in the first quarter of 2003 and the Company’s subsequent settlement of the resulting tax assessment with the Massachusetts Department of Revenue. The effect of the exclusions is an increase in basic and diluted earnings per share of $0.11.

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

Derivative Financial Instruments—Cash flow hedge accounting requires that we measure the changes in fair value of derivatives designated as hedges as compared to changes in expected cash flows of the underlying hedged transactions for each reporting period. This process involves the estimation of the expected future cash flows of hedged transactions. Interest rate swaps are valued using a nationally recognized swap valuation model. The LIBOR (London InterBank Offered Rate) curve in this model serves as the basis for computing the market value of the swap portfolio. If short-term interest rates increase, as they did during 2005, we would expect the swaps to gain in value. Conversely, if short-term interest rates decrease, we would expect there to be a corresponding decline in the market value of the swap portfolio. The measurement of fair value of our derivatives portfolio is based upon market interest rate curve and spreads.

Defined Benefit Pension Assumptions—Each fiscal year, we must assess and select the discount rate, compensation increase percentage and average return on plan assets assumptions in order to determine our net periodic pension cost and to project our benefit obligations under our defined benefit plans. The discount rate is based on the weighted-average yield on high-quality fixed-income investments that are expected to match the plan’s projected cash flows. The compensation increase percentage is based upon management’s current and expected salary increases. The average return on plan assets is based on the expected return on the plan’s current investment portfolio, which can reflect the historical returns of the various asset classes.

For the fiscal year ended December 31, 2005, the discount rate, compensation increase percentage and average return on plan assets used to determine net periodic pension cost for our qualified defined benefit pension plan were 5.80%, 4.00% and 8.50%, respectively. The discount rate was 0.45% lower than the rate at December 31, 2004 due to a retraction of the projected yield curve during the year. The compensation increase assumption at December 31, 2005 was slightly higher by 0.25% than at December 31, 2004 and the rate of return on plan assets of 8.50% has remained consistent with the prior year. Net periodic pension expense for the pension plan for 2005, excluding the effect of curtailment, was $0.8 million, as compared to $0.8 million for the year ended December 31, 2004. We expect the net periodic pension expense to be approximately $0.2 million in fiscal year 2006.

At December 31, 2005, the discount rate assumption used to project the benefit obligation for our nonqualified, unfunded, supplemental retirement plan, which covers certain employees, was 5.75%. The compensation increase percentage assumption ranged from 4.0% to 10.0% at December 31, 2005, which was consistent with the prior year. The net periodic pension expense for 2005 for the supplemental retirement plan, using a 5.80% discount rate and 4.00% compensation increase, was $4.3 million, as compared to $2.5 million for the year ended December 31, 2004. The net periodic pension expense is expected to be approximately $5.3 million in fiscal year 2006.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued. We currently use the intrinsic-value method to measure compensation cost related to our share-based transactions. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the views of the SEC regarding the interaction of SFAS 123R and certain SEC regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies.

In April 2005, the SEC issued Release 2005-57, which delayed the effective date for SFAS 123R to reporting periods in the first fiscal year beginning after June 15, 2005. Accordingly, we adopted SFAS 123R on January 1, 2006, effective for financial periods in 2006. There was no impact to our financial condition or results of operations upon adoption.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so.  We do not anticipate any material impact to our financial condition or results of operations as a result of the adoption of SFAS 154.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 eliminates the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting (“SFAS 133”). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 155.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the SEC (including this Form 10-K) may contain statements which are not historical facts, so-called “forward-looking statements,” which are made under Section 21E of the Securities Exchange Act of 1934 and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K include certain statements regarding liquidity, growth rate, annual dividend payments, interest rate conditions, the shape of the yield curve, interest rate sensitivity, compliance with capital adequacy guidelines, loss exposure on lines of credit, the timing and effect on earnings of derivative gains and losses and the reclassification of net after-tax gains on derivative contracts, securities lending revenue, net interest income, operating expenses, including occupancy expenses and needs, transaction processing services expense, professional fee expense, compensation expense, travel and sales expense, investments in technology and compensation expense, pension plan and supplemental pension expense, depreciation expense, effective tax rate, investments in FHLBB capital stock, the effect on earnings of changes in equity values or fixed income, the effects of increased prepayments and reduced investment opportunities for our net interest income, our ability to execute our stock repurchase plan and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed in Item 1A of this Form 10-K. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Statements of Income

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004.

Net income for the year ended December 31, 2005 was $159.8 million, up 13% from $142.0 million for the same period in 2004. The principal factors contributing to our net income growth were growth in asset servicing fees of 20% and increased gain on sale of investments. Net income growth was partially offset by a 15% increase in operating expenses (largely due to new business wins, additional headcount and technology requirements) and a 9% decrease in net interest income.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Year Ended
	December 31,
	2005	2004	Change
Total asset servicing fees	$509,059	$423,200	20%
Gain on sale of investments	12,397	234	*
Other operating income	4,081	2,057	98%
Total fees and other revenue	$525,537	$425,491	24%

*                    Percentage is not considered meaningful.

The largest components of asset servicing fees are custody, multicurrency accounting and fund administration, which increased 20% to $375.6 million for the year ended December 31, 2005 from $314.3 million for the same period in 2004. Custody, multicurrency accounting and fund administration fees are based in part on the value of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: middle office outsourcing, global custody, multicurrency accounting, fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.

The change in net assets processed includes the following components (Dollars in billions):

	For the Year Ended	For the Three Months Ended
	December 31, 2005	December 31, 2005
Net assets processed, beginning of period	$1,430	$1,734
Change in net assets processed:
Sales to new clients	159	—
Further penetration of existing clients	42	4
Lost clients	(11)	—
Fund flows and market gain	173	55
Total change in net assets processed	363	59
Net assets processed, end of period	$1,793	$1,793

The majority of the increase in assets processed was due to sales to new and existing clients, the ability of our clients to develop and sell product, which generates fund flows that have a direct, positive impact on our business, and slightly higher asset values compared to a year ago. As indicated in the “Overview” section, our core services fees are generated by charging a fee based upon the value of assets processed. As market values or clients’ asset levels fluctuate, so will our revenue. Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility to a certain extent. As asset values increase, the basis point fee typically lowers. When asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

If the value of equity or fixed income assets held by our clients were to increase or decrease by 10% for a sustained period of time, we estimate currently that this market movement, by itself, would cause a corresponding change of less than 5% in our earnings per share. Earnings per share do not track precisely to the value of the equity and fixed-income markets because conditions present in a market increase or decrease may generate offsetting increases or decreases in other revenue and expense items that are influenced by the value of the assets we administer. For example, increased market volatility often results in higher transaction fee revenue. Also, market value declines may result in increased interest income and sweep fee income as clients move larger amounts of assets into the cash management vehicles that we offer. In addition, our tiered pricing structure reduces the impact of volatility in asset values to a certain extent. However, there can be no assurance that any of these offsetting revenue and expense movements will occur during any future upturn or downturn in the equity or fixed-income markets, or that our tiered pricing structure will reduce the impact on us of a sustained change in asset values.

Transaction-driven income includes our value-added services, such as foreign exchange, cash management, securities lending and investment advisory services.

•       Foreign exchange fees were $62.1 million for the year ended December 31, 2005, up 14% from the same period in 2004. The increase in foreign exchange fees is attributable to new business, increased volume of client activity and volatility in currency markets. Future foreign exchange income is dependent on the volume of new and existing client activity and overall volatility in the currencies traded.

•       Cash management fees, which consist of sweep fees, were $37.6 million for the year ended December 31, 2005, up 42% from the same period in 2004. The increase is primarily due to higher balances placed by our clients in the cash management products we offer. Cash management revenue will continue to depend on the level of client balances maintained in the cash management products we offer. If our clients’ investment products continue to maintain higher cash balances than they did in comparable periods, we expect our cash management revenue to be positively impacted.

•       Securities lending fees were $22.5 million for the year ended December 31, 2005, up 117% from the same period in 2004, primarily due to new business, higher volumes and improved market conditions. Securities lending transaction volume is positively affected by the market value of the securities on loan, merger and acquisition activity, increased IPO activity and a steeper short-end of the yield curve. If the capital markets continue to experience the aforementioned characteristics, it is likely that our securities lending revenue will continue to be positively impacted. If we experience a reduction in our securities lending portfolio, lower market values or compression of the spreads earned on our securities lending activity, our securities lending revenue will likely be negatively impacted.

•       Investment advisory fees were $8.4 million for the year ended December 31, 2005, down 44% from the same period in 2004. The decrease in investment advisory fees is attributable to lower asset values in our proprietary Merrimac money market funds combined with advisory fee waivers on certain of the funds. Future investment advisory fee income is dependent upon the asset levels within the Merrimac money market funds, which are driven by overall market conditions, client activity and transaction volumes. We discontinued advisory fee waivers in the second quarter of 2005.

•       Other service fees for the year ended December 31, 2005 were $2.8 million, up 5% from the same period in 2004. Other service fees include income earned on compliance advisory, brokerage and transition management services. The increase in 2005 was due to an increase in compliance and brokerage services.

•       Other operating income for the year ended December 31, 2005 was $4.1 million, up 98% from the same period in 2004. The increase is primarily due to an increase in the dividend rate on our holding of FHLBB stock.

During the year ended December 31, 2005 we sold municipal securities and U.S. Treasury securities held in our available for sale portfolio, resulting in the recognition of $12.4 million in gains. We sold these securities as part of a strategy to improve the after-tax yield of our municipal securities portfolio by replacing the sold municipal securities with those that offer a more attractive after-tax yield, as well as to capitalize on strong market conditions.

Net Interest Income

The following table presents the components of net interest income (Dollars in thousands):

	For the Year Ended December 31,
	2005	2004	Change
Interest income	$447,705	$313,149	43%
Interest expense	277,280	125,469	121%
Total net interest income	$170,425	$187,680	(9)%

Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates. The decrease in our net interest income was primarily driven by lower interest rate spreads, which was partially offset by growth in our investment portfolio. Lower interest rate spreads were due to increasing short-term interest rates without a concurrent increase in longer-term rates, which resulted in a relatively flat yield curve. Consequently, our interest-bearing liabilities, of which the majority is priced based on overnight floating rates, have repriced at higher rates faster than our interest-earning assets have repriced, resulting in a lower net interest margin. In addition, reinvestment and purchase spreads on fixed and floating-rate assets were lower than expected due to higher market demand, especially for shorter-term and floating-rate fixed income investments. Average investment security balances were up approximately $1.5 billion for the year ended December 31, 2005 compared to the same period in 2004.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 2005 compared to the year ended December 31, 2004. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Year Ended December 31, 2005 vs. December 31, 2004
	Change Due to Volume	Change Due To Rate	Net
Interest-earning assets
Federal Funds sold and securities purchased under resale agreements	$226	$1,357	$1,583
Investment securities	53,222	75,076	128,298
Loans	2,281	2,394	4,675
Total interest-earning assets	$55,729	$78,827	$134,556
Interest-bearing liabilities
Deposits	$(6,879)	$33,864	$26,985
Borrowings	38,994	85,832	124,826
Total interest-bearing liabilities	$32,115	$119,696	$151,811
Change in net interest income	$23,614	$(40,869)	$(17,255)

Amortization and accretion of debt securities purchased at a premium or discount are amortized or accreted into income using a method which approximates the constant effective yield method. We apply Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”) for the amortization of premiums and accretion of discounts. In calculating the effective yield for securities that represent holdings of large numbers of similar loans for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, prepayments are anticipated using our actual three-month prepayment experience.

The amount of amortization or accretion to recognize in income is driven by the calculation of the constant effective yield. When calculating this yield, we assume that prepayments will continue from the analysis date to the date of the security’s expected maturity at our most recent three-month prepayment rate. The prepayment rate is updated monthly based on our previous three-month actual prepayment experience.

We utilize three-month prepayment rates to anticipate prepayments because such rates are based on our own actual prepayment experience and because we believe three-month rates are a better estimate of future experience than either one-month or six-month or longer rates. In the opinion of management, a one-month rate does not capture enough experience to predict future prepayment behavior and may create undue volatility in interest income due to one-time fluctuations in prepayment activity. Conversely, in the opinion of management, a six-month or longer rate would not capture enough volatility to predict future prepayment behavior.

If a difference arises between our estimated prepayments and our actual prepayments received, the constant effective yield is recalculated based on our actual payments to date and anticipated future payments. This monthly recalculation results in the carrying value of the security being adjusted to the amount that would have existed had the new effective yield been applied since the purchase date, and a corresponding charge or credit is recognized to interest income.

For securities that do not represent holdings of large numbers of similar loans for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, the associated premiums and discounts are amortized or accreted over their contractual term using the constant effective yield. Actual prepayment experience for such securities is reviewed monthly and a proportionate amount of premium or discount is recognized in income at that time such that the effective yield on the remaining portion of the securities continues unchanged.

As of and for the years ended December 31, 2005, 2004, and 2003, we anticipated prepayments on our mortgage-backed securities. All other securities, including Federal agency securities, state and political subdivisions, corporate debt, U.S. Treasury securities, and foreign government securities do not meet the SFAS 91 criteria for anticipating prepayments. Accordingly, no prepayments were anticipated for these securities.

In addition to investing in both variable and fixed-rate securities, we use derivative instruments to manage our exposure to interest rate risks. See the “Market Risk” section for more detailed information.

Operating Expenses

Total operating expenses were $460.1 million in 2005, up 15% from 2004. The increase in total operating expenses was primarily due to increased compensation and benefits, technology and telecommunications, transaction processing services, travel and sales promotion, loss and loss adjustment expenses and other operating expenses, as detailed below. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2005	2004	Change
Compensation and benefits	$250,459	$205,728	22%
Technology and telecommunications	54,732	49,816	10%
Transaction processing services	49,873	42,159	18%
Depreciation and amortization	31,578	32,124	(2)%
Occupancy	26,490	29,032	(9)%
Professional fees	13,380	15,346	(13)%
Travel and sales promotion	6,825	5,470	25%
Loss and loss adjustment expenses	5,837	924	*
Insurance	4,219	4,625	(9)%
Other operating expenses	16,716	13,159	27%
Total operating expenses	$460,109	$398,383	15%

*                    Percentage is not considered meaningful

Compensation and benefits increased 22% from 2004 due to higher headcount and annual salary increases. Further increases in compensation expense in 2006 will be primarily dependant upon sales to new and existing clients, the full year impact of staff additions made in 2005 related to the overall growth of our business, annual salary increases and the full year effect of the adoption of SFAS 123R.

Technology and telecommunications expense increased 10% from 2004 as a result of increased infrastructure investments in 2005. The increase is also due to our outsourcing agreement with IBM, which we entered into in July of 2004. A portion of the increase is offset by lower compensation costs due to employees transferring to IBM. Also, increases in our processing volumes drove higher technology and telecommunications expense. Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue each year, including related compensation costs.

Transaction processing services expense increased 18% from 2004 as a result of higher global asset values and transactions with our subcustodians. Future transaction processing servicing expense will be dependent on asset levels and the volume of client transaction activity.

Professional fees expense decreased 13% from 2004, primarily due to lower subadvisory expense associated with our Merrimac money market funds, resulting from lower average fund balances. Future professional fees are dependent upon changes in the value of the Merrimac portfolios and upon other business needs for outside professional services.

Travel and sales promotion expense increased 25% from 2004. Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, as well as traveling to existing client sites and our foreign offices. The increases resulted from a higher level of travel to client sites, a higher level of sales calls to potential clients, attendance at industry conferences, and travel related to the establishment of our new European offices. Travel and sales expense may increase in 2006, dependent upon new business leads and other client and business needs.

The increase in loss and loss adjustment expenses from 2004 to 2005 is due to a processing error identified during the fourth quarter of 2005.

Other operating expense increased 27% from 2004 primarily as a result of higher recruiting and staffing expense. We expect other operating expense to increase in 2006 due to staffing and recruiting costs as a result of the growth of our business.

Income Taxes

Income taxes were $76.0 million for the year ended December 31, 2005, up 4% from the same period in 2004. The increase in income taxes and the effective tax rate (excluding the effect of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas (“APB 23”)) is primarily attributable to increased pretax earnings as well as a decrease in the percentage of tax-exempt income to pretax income. The increase in income taxes was partially offset by the reversal of a deferred income tax liability related to the undistributed earnings of our Irish subsidiaries. During the second quarter of 2005, we recognized the indefinite reversal provision of APB 23, which specifies that U.S. income taxes should not be recorded on the undistributed earnings of a foreign subsidiary if those undistributed earnings have been or will be invested indefinitely in that subsidiary. We have determined that the undistributed earnings of our Irish subsidiaries will be permanently invested in our Irish operations to support continued growth.

In 2006, we expect that our effective tax rate will approximate 34.5% of pretax income.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003.

Net income for the year ended December 31, 2004 was $142.0 million, up 54% from $92.4 million for the same period in 2003. The principal factors contributing to our net income growth were growth in asset servicing fees of 27% in addition to a 22% increase in net interest income. Net income growth was partially offset by a 16% increase in operating expenses, largely due to new business, additional headcount and technology requirements. Our income statement for the year ended December 31, 2003 reflects the net effect of the first quarter 2003 tax accrual and its later partial reversal resulting from our settlement with the Massachusetts Department of Revenue. Absent the effects of this tax matter, net income for the year ended December 31, 2004 increased 43% from net operating income for the same period in 2003. We provide a full reconciliation of this non-GAAP measure in the Overview of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Year Ended December 31,
	2004	2003	Change
Total asset servicing fees	$423,200	$333,586	27%
Other operating income	2,057	2,607	(21)%
Gain on sale of investment	234	—	*
Total fees and other revenue	$425,491	$336,193	27%

*                    Percentage is not considered meaningful

The largest components of asset servicing fees are custody, multicurrency accounting and fund administration, which increased 24% to $314.3 million for the year ended December 31, 2004 from $254.2 million for the same period in 2003.

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

•       Foreign exchange fees were $54.5 million for the year ended December 31, 2004, up 49% from the same period in 2003. The increase in foreign exchange fees is attributable to new business, increased volume of client activity and volatility in currency markets.

•       Cash management fees were $26.4 million for the year ended December 31, 2004, up 26% from the same period in 2003. The increase is primarily due to higher balances placed by our clients in the cash management products we offer.

•       Investment advisory fees were $15.0 million for the year ended December 31, 2004, up 28% from the same period in 2003. The increase in investment advisory fees is attributable to increased average asset values of the Merrimac money market funds, an investment company for which we act as advisor, and where a portion of excess client cash balances are invested.

•       Securities lending fees were $10.4 million for the year ended December 31, 2004, up 17% from the same period in 2003, primarily due to improved spreads and volumes.

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

During 2004 we employed a strategy of prepaying high-rate borrowings and replacing them with lower cost term funding in order to maintain our net interest margin. Prepayment fees incurred during 2004 were $6.8 million, compared to $3.1 million during 2003. This strategy combined with a rising interest rate environment during the second half of 2004 resulted in a 5 basis point increase in the average rate paid on interest-bearing liabilities to 1.39% for the year ended December 31, 2004 from 1.34% for the same period in 2003.

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

Operating Expenses

Total operating expenses were $398.4 million in 2004, up 16% from 2003. The growth in our cost structure was largely driven by the new business that we won during 2004, which required us to invest in headcount and technology. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2004	2003	Change
Compensation and benefits	$205,728	$186,932	10%
Technology and telecommunications	49,816	38,914	28%
Transaction processing services	42,159	33,299	27%
Depreciation and amortization	32,124	27,971	15%
Occupancy	29,032	29,218	(1)%
Professional fees	15,346	11,189	37%
Travel and sales promotion	5,470	4,822	13%
Loss and loss adjustment expenses	924	799	16%
Insurance	4,625	3,203	44%
Other operating expenses	13,159	8,574	53%
Total operating expenses	$398,383	$344,921	16%

Compensation and benefits increased $18.8 million, or 10%, from 2003. Salaries increased due to higher headcount and annual merit raises. These increases were partially offset by employee costs that shifted to technology and telecommunications expense as part of our outsourcing arrangement with IBM that we initiated in the summer of 2004.

Technology and telecommunications expense increased $10.9 million, or 28%, from 2003 as a result of increased infrastructure investments in 2004. As mentioned previously, we entered into an agreement with IBM in the summer of 2004 to outsource certain technical infrastructure services. Service expense under this agreement was $9.5 million during 2004, which included initial start-up costs. The costs of these services were partially offset by decreases in other technology and telecommunications expenses, as the services were previously performed internally or by other service providers.

Transaction processing services expense increased 27% from 2003 as a result of higher global asset values and transactions with our subcustodians.

Depreciation and amortization expense increased 15% from 2003. This increase resulted from the completion of capitalized software projects in late 2003 and early 2004 and their placement into service. This increase was partially offset by fully depreciated equipment from our 2001 assumption of BGI’s North American asset administration unit.

Professional fees expense increased 37% from 2003, primarily due to increased fees associated with the Merrimac money market funds. The Merrimac fees are asset based and grew along with the assets of the portfolios during 2004. Also in 2004, we incurred additional technical consulting fees as we hired external consultants to assist with technology initiatives.

Travel and sales promotion expense increased 13% from 2003.

Insurance expense was up 44% from 2003. In May 2003, our five-year fixed-rate insurance policy expired, resulting in increased premiums.

Other operating expense increased 53% from 2003. The primary contributors to the increase included higher regulatory assessments due to higher deposit liabilities, higher recruiting expense due to increased staffing needs, increased advertising expense and increased miscellaneous office expense due to the overall growth of our business.

Income Taxes

Income taxes were $72.8 million for the year ended December 31, 2004, up 38% from the same period in 2003. This increase is attributable to a 48% increase in pretax earnings for the year ended December 31, 2004 from the same period in 2003.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Federal Funds sold and securities purchased under resale agreements	$66,926	$2,250	3.36%	$52,544	$667	1.27%	$30,236	$326	1.08%
Investment securities:(1)
Mortgage-backed securities	8,034,870	315,845	3.93	6,677,678	221,248	3.31	5,065,472	170,700	3.37
Federal agency securities	2,333,005	89,864	3.85	2,084,988	53,977	2.59	1,675,520	46,455	2.77
State and political securities	465,451	21,217	4.56	490,621	22,300	4.55	437,182	20,477	4.68
Other securities	230,832	9,267	4.01	299,529	10,370	3.46	220,199	5,559	2.52
Total investment securities	11,064,158	436,193	3.94	9,552,816	307,895	3.22	7,398,373	243,191	3.29
Loans(2)	233,572	9,262	3.97	165,564	4,587	2.77	127,452	3,577	2.81
Total interest-earning assets	11,364,656	447,705	3.94	9,770,924	313,149	3.20	7,556,061	247,094	3.27
Allowance for loan losses	(100)			(100)			(100)
Noninterest-earning assets(4)	701,967			535,191			584,024
Total assets	$12,066,523			$10,306,015			$8,139,985
Interest-bearing liabilities
Deposits:
Demand	$24,470	$866	3.54%	$—	$—	0.00%	$—	$—	0.00%
Savings	3,428,223	74,391	2.17	3,947,865	49,622	1.26	2,667,034	39,809	1.49
Time	80,729	2,449	3.03	68,594	1,099	1.60	1,356	10	0.74
Securities sold under repurchase agreements(3)	5,244,614	142,681	2.72	4,162,132	54,376	1.31	3,278,555	29,371	0.90
Junior subordinated debentures(4)/ trust preferred securities	24,774	2,420	9.77	24,774	2,420	9.77	24,194	2,364	9.77
Other borrowings(5)	1,643,948	54,473	3.31	841,708	17,952	2.13	1,008,036	21,626	2.15
Total interest-bearing liabilities	10,446,758	277,280	2.65	9,045,073	125,469	1.39	6,979,175	93,180	1.34
Noninterest-bearing liabilities:
Demand deposits	305,289			252,246			241,594
Savings	61,745			72,536			130,747
Noninterest-bearing time deposits	198,849			154,617			112,575
Other liabilities	295,330			155,579			191,971
Total liabilities	11,307,971			9,680,051			7,656,062
Equity	758,552			625,964			483,923
Total liabilities and equity	$12,066,523			$10,306,015			$8,139,985
Net interest income		$170,425			$187,680			$153,914
Net interest margin(6)			1.50%			1.92%			2.04%
Average interest rate spread(7)			1.29%			1.81%			1.93%
Ratio of interest-earning assets to interest-bearing liabilities			108.79%			108.02%			108.27%

(1)             Average yield/cost on available for sale securities is based on amortized cost.

(2)             Average yield/cost on demand loans includes only performing loan balances. During the years ended December 31, 2005, 2004 and 2003 there were no non-performing loan balances.

(3)             Interest expense includes penalties of $2.9 million in 2004 for prepayment of two term repurchase agreements.

(4)             Effective October 1, 2003, the Company adopted the provisions of FIN 46 (revised December 2003), which resulted in the deconsolidation of Investors Capital Trust I, the trust that holds the trust preferred securities.

(5)             Interest expense includes contractual prepayment penalties of $3.9 million and $3.1 million in 2004 and 2003, respectively, for prepayment of certain FHLBB borrowings.

(6)             Net interest income divided by total interest-earning assets.

(7)             Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Financial Condition

At December 31, 2005, our total assets were $12.1 billion, up 8% from December 31, 2004. Average interest-earning assets increased $1.6 billion, or 16%, for the year ended December 31, 2005 compared to the same period last year. Our asset growth was primarily funded by increases in average external borrowings, including repurchase agreements, of approximately $1.6 billion for the year ended December 31, 2005.

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

	December 31,
	2005	2004	2003
Securities held to maturity:
Mortgage-backed securities	$4,342,254	$3,543,961	$2,272,030
Federal agency securities	2,305,331	2,274,665	1,906,554
State and political subdivisions	114,345	124,091	127,632
Total securities held to maturity	$6,761,930	$5,942,717	$4,306,216
Securities available for sale:
Mortgage-backed securities	$3,766,101	$3,854,900	$3,611,980
State and political subdivisions	392,391	404,909	355,828
Corporate debt	200,692	176,546	175,816
US Treasury securities	—	118,688	113,701
Federal agency securities	—	—	29,609
Foreign government securities	10,536	10,462	9,703
Total securities available for sale	$4,369,720	$4,565,505	$4,296,637

The $0.8 billion, or 14%, increase in our held to maturity securities portfolio from December 31, 2004 to December 31, 2005 is primarily due to investment security purchases allowing us to utilize our capital, while maintaining an acceptable risk profile. Our investment security purchases primarily consisted of floating interest rate mortgage-backed securities which offer an attractive yield and reprice as interest rates increase. Our held to maturity portfolio securities are purchased with the intent and ability to hold to maturity and are not viewed as our primary source of funds to satisfy liquidity needs.

Our available for sale securities portfolio decreased $0.2 billion, or 4% from December 31, 2004 to December 31, 2005. The decrease was mainly due to sales of U.S. Treasuries and municipal securities during 2005 and investment security maturities and prepayments, partially offset by purchases of investment securities. Our investment security purchases primarily included mortgage-backed securities and municipal securities. We believe that purchasing these securities allows us to take advantage of attractive yields and cash flows which aligns with our asset and liability strategy. Refer to the gap analysis under the “Market Risk” section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

The average balance of our investment securities for the year ended December 31, 2005 was $11.1 billion, with an average yield of 3.94%, compared to an average balance of $9.6 billion with an average yield of 3.22% during the same period in 2004. The increase in yield is primarily due to our variable-rate securities repricing at higher interest rates. Anticipating prepayments in calculating the constant effective yield for mortgage-backed securities may result in more monthly earnings volatility due to the impact of changing interest rates and the resulting adjustments to the amount of amortization. A rising rate environment will generally decrease the rate of prepayments, which may have the effect of lengthening the expected maturity of mortgage-backed securities. Accordingly, the amount of amortization recognized each period will decline, but the same total net premium will be spread over a longer time horizon, thereby increasing net income in the then current period. In a decreasing rate environment, the rate of prepayments generally increases, which may have the effect of shortening the expected maturity of the mortgage-backed securities and therefore increasing the amount of amortization, thereby decreasing net income in the then current period. We do not expect changes to our amount of amortization resulting from anticipating prepayments to have a material effect on our future reported financial results or financial condition.

Prepayment cash flow levels on our Federal agency securities increased in 2005, which we believe were attributable to the expiration of borrower prepayment penalties, increased refinancing and loan payoff activity. Mortgaged-backed security prepayment cash flow levels also increased for most of 2005, primarily attributable to increased refinancing opportunities.

We invest in mortgage-backed securities and Federal agency securities to increase the total return of the investment portfolio. Mortgage-backed securities and Federal agency bonds generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk. Credit risk results from the possibility that a loss may occur if a counterparty, such as the Federal agency issuing the securities, is unable to meet the terms of the contract. Credit risk related to mortgage-backed securities and Federal agency bonds is substantially reduced by payment guarantees and credit enhancements. Prepayment risk results from the possibility that changes in interest rates and other economic factors will result in investment securities being paid off earlier than the scheduled maturity date. Refer to the “Market Risk” section for additional details regarding our net interest income simulation model, which includes the impact of changes in interest rates, and therefore prepayment risk, on our net interest income.

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

The carrying value, weighted-average yield, and contractual maturity of our securities held to maturity at December 31, 2005 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$118	6.31%	$21,127	4.90%	$3,993	6.23%	$4,317,016	4.80%
Federal agency securities	—	—	3,814	4.90	237,101	4.78	2,064,416	4.48
State and political subdivisions	3,754	6.33	3,844	5.33	13,286	4.82	93,461	4.97
Total securities held to maturity	$3,872	6.33%	$28,785	4.96%	$254,380	4.81%	$6,474,893	4.70%

The carrying value, weighted-average yield, and contractual maturity of our securities available for sale at December 31, 2005 are reflected in the following table (Dollars in thousands):

	Years
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	0.00%	$56,861	4.90%	$486	6.23%	$3,708,754	4.34%
State and political subdivisions	498	4.45	66,697	4.71	102,365	4.05	222,831	3.78
Corporate debt	—	—	—	—	—	—	200,692	5.10
Foreign government	—	—	10,536	3.82	—	—	—	—
Total securities available for sale	$498	4.45%	$134,094	4.72%	$102,851	4.06%	$4,132,277	4.35%

Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Loan Portfolio

Our loan portfolio increased $267.8 million, or 199%, from 2004 to 2005 primarily due to an increase in loans to mutual funds.

The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

	December 31,
	2005	2004	2003	2002	2001
Loans to mutual funds	$286,144	$22,520	$104,954	$49,372	$50,359
Loans to individuals	81,392	69,402	67,641	76,263	164,443
Loans to others	34,934	42,708	27,035	18,202	17,411
	402,470	134,630	199,630	143,837	232,213
Less: allowance for loan losses	(100)	(100)	(100)	(100)	(100)
Net loans	$402,370	$134,530	$199,530	$143,737	$232,113
Floating rate	$402,458	$134,618	$199,618	$143,825	$232,189
Fixed rate	12	12	12	12	24
Gross loans	$402,470	$134,630	$199,630	$143,837	$232,213

We make loans to individually managed account customers and to mutual funds and other pooled product clients. We offer overdraft protection and lines of credit to our clients for the purpose of funding redemptions, covering overnight cash shortfalls, leveraging portfolios and meeting other client borrowing needs. The majority of loans to individually managed account customers are written on a demand basis, bear variable interest rates tied to the Prime rate or the Federal Funds rate and are fully secured by liquid collateral, primarily freely tradable securities held in custody by us for the borrower. We monitor the value of collateral daily to ensure the amount of collateral held by us exceeds the loan balance by a certain threshold. Loans to mutual funds and other pooled product clients include unsecured lines of credit that may, in the event of default, be collateralized at our option by securities held in custody by us for those clients. Loans to individually managed account customers, mutual funds and other pooled product clients also include advances that we make to certain clients pursuant to the terms of our custody agreements with those clients to facilitate securities transactions and redemptions.

At December 31, 2005, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

We periodically issue lines of credit and advances to our mutual fund clients to help those clients with security transactions. The President of one of our clients is a related party to James M. Oates, a member of our Board of Directors. At December 31, 2005, we had total contractual agreements for $150.0 million of committed lines of credit with two mutual funds within the related party complex (the “mutual funds”). The primary source of repayment of the loans is the proceeds from the sale of investments in the normal course of the mutual funds’ business. As part of the agreement, the mutual funds are required to segregate and maintain specific collateral for us equal to 200% of the lines of credit. At December 31, 2005, loans due from the mutual funds totaled $125.0 million. There were no loans outstanding from any related party mutual fund complex at December 31, 2004.

In January 2006, we entered into a $30.0 million committed line of credit agreement with a series of trusts (“the trusts”). Edward F. Hines, a member of our Board of Directors, is a trustee of the trusts and is a partner in the firm that manages the assets held in the trusts. The line of credit is secured by assets of the trusts, which assets are held by Investors Bank as custodian. The primary source of repayment of the loans is the proceeds from the sale of investments in the normal course of the trusts’ business.

The terms and conditions of our contractual agreements with the mutual funds and trusts discussed above, including collateral requirements, lending limits and fees, are consistent with other lending clients that have similar composition, size and overall business relationships with us. Also, Mr. Oates and Mr. Hines abstain from voting on any board matter involving the proposed transactions with the mutual funds and trusts, respectively, discussed above.

Our loan portfolio credit performance has been excellent. There have been no loan charge-offs in the history of our Company. It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest. As of December 31, 2005, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings. Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has an allowance for loan losses of $0.1 million at December 31, 2005, a level which has remained consistent for the past five years. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Deposits

Total deposits were $5.0 billion at December 31, 2005, down 7% from December 31, 2004. The decrease in our deposit balances is a result of our clients being more fully invested in the equity and fixed income markets.

Time deposits with balances greater than $100,000 totaled $230.1 million and $257.6 million at December 31, 2005 and 2004, respectively. All time deposits had a maturity of less than three months at December 31, 2005 and 2004.

Repurchase Agreements and Short-Term and Other Borrowings

Asset growth was funded in part by increased securities sold under repurchase agreements. Repurchase agreements increased $0.5 billion, or 13%, from December 31, 2004 to December 31, 2005. The majority of our repurchase agreements are with clients who prefer a more collateralized form of deposit. Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand. We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits. The average balance of securities sold under repurchase agreements for the year ended December 31, 2005 was $5.2 billion with an average cost of approximately 2.72%, compared to an average balance of $4.2 billion and an average cost of approximately 1.31% for the same period in 2004. The increase in the average cost of repurchase agreements was due to higher short-term interest rates in 2005 compared to 2004. The average cost of securities sold under repurchase agreements for the year ended December 31, 2004 included penalties of $2.9 million for the prepayment of two term repurchase agreements. These penalties were incurred to employ an asset and liability strategy in which we replaced high rate borrowings with lower cost term funding. There were no prepayment penalties for the year ended December 31, 2005.

The following table represents information regarding our securities sold under repurchase agreements (Dollars in thousands):

	December 31,	December 31,	December 31,
	2005	2004	2003
Outstanding at end of period	$4,797,868	$4,255,497	$3,258,001
Maximum outstanding at any month end	5,972,855	4,749,456	3,546,131
Average balance for the year	5,244,614	4,162,132	3,278,555
Weighted-average rate at end of period	3.55%	1.98%	1.09%
Weighted-average rate for the period	2.72%	1.31%	0.90%

Short-term and other borrowings increased $0.8 billion, or 128%, from December 31, 2004 to December 31, 2005. We use short-term and other borrowings to offset the variability of deposit flow. The average balance of short-term and other borrowings for the year ended December 31, 2005 was $1.6 billion with an average cost of approximately 3.31%, compared to an average balance of $0.8 billion and an average cost of approximately 2.13% for the same period in 2004.  The increase in the average cost of short-term and other borrowings was due to an increase in short-term rates during 2005 compared to 2004. The average cost of borrowings for the year ended December 31, 2004 included penalties of $3.9 million for the prepayment of certain FHLBB borrowings. As discussed above, these penalties were incurred to employ an asset and liability strategy in which we replaced high rate borrowings with lower cost term funding. There were no prepayment penalties for the year ended December 31, 2005.

The following table represents information regarding our Federal Funds purchased (Dollars in thousands):

	December 31,	December 31,	December 31,
	2005	2004	2003
Outstanding at end of period	$810,511	$344,491	$697,855
Maximum outstanding at any month end	1,603,757	739,038	697,855
Average balance for the year	1,298,684	491,170	432,490
Weighted-average rate at end of period	4.25%	1.94%	0.99%
Weighted-average rate for the period	3.33%	1.45%	1.14%

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

Our balance sheet is primarily subject to interest rate risk, which is the risk of loss due to movements in interest rates. Prepayment risk, which is the risk that changes in interest rates and other economic factors will result in investment securities being paid off earlier than the scheduled maturity date, is inherent in our investment securities, mainly our mortgage-backed securities and Federal agency bond portfolios. Prepayment levels for mortgage-backed securities are primarily driven by changes in interest rates. Prepayment levels for Federal agency securities are driven by a number of factors, including expiration of prepayment penalty provisions, the economic condition of the borrower, borrower refinancing alternatives, and interest rates.

Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities. These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements. For example, we have established a policy limit stating that projected net interest income over the next twelve months will not be impacted by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over twelve months. Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our capital.

The day-to-day responsibility for oversight of the Asset and Liability Management function has been delegated by our Board of Directors to our Asset and Liability Committee (“ALCO”). ALCO is a senior management committee consisting of the Chief Executive Officer, the President, the Chief Financial Officer, the Chief Risk Officer and members of the Treasury function. ALCO meets twice monthly. Our primary tool in managing interest rate sensitivity is an income simulation model. Key assumptions in the simulation model include the timing of cash flows, which include forecasted prepayment speeds that are based on market and industry data, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity. The model assumes that the composition of our interest-sensitive assets and liabilities will change over the period being measured. The model also assumes that the change in interest rates is a parallel shift of the yield curve across all maturities. These assumptions are inherently uncertain, and as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

The results of the income simulation model as of both December 31, 2005 and 2004 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of  approximately 7%, which is within our 10% policy limit. We also simulate a 200 basis point rate reduction over a twelve-month period. This modified simulation would result in an increase in projected net interest income of approximately 1% at December 31, 2005 and would have approximately 0% impact at December 31, 2004, both within our 10% policy limit.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes. As shown in the cumulative gap position in the table presented below, at December 31, 2005, interest-bearing liabilities repriced faster than interest-earning assets in the short term. Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize. During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize. Other important determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. We continue to run a closely matched balance sheet by investing the majority of our assets in short duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Client deposits and repurchase agreements, which are predominantly short term, are our primary sources of funds. Short-term wholesale funding is used to replace temporary deposit outflows and support balance sheet growth. We also use term borrowings and interest rate swap agreements to augment our management of interest rate risk. The effect of the swap agreements is to lengthen both a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates and short-term variable-rate liabilities into longer-term fixed-rate liabilities. The weighted-average fixed-payment rates were 3.51% and 3.09% at December 31, 2005 and 2004, respectively. Variable-interest payments received are currently indexed to the overnight Federal Funds rate. At December 31, 2005 and 2004, the weighted-average rate of variable market-indexed interest payment obligations to the Company were 4.00% and 2.22%, respectively. The remaining terms of swaps range from 0 to 30 months. These contracts had net fair values of approximately $24.2 million and $1.5 million at December 31, 2005 and 2004, respectively.

The following table presents the repricing schedule for our interest-earning assets and interest-bearing liabilities at December 31, 2005 (Dollars in thousands):

	Within	Three	Six	One
	Three	To Six	To Twelve	Year to	Over Five
	Months	Months	Months	Five Years	Years	Total
Interest-earning assets(1):
Investment securities(2,3)	$6,422,257	$605,630	$948,944	$2,706,315	$469,115	$11,152,261
Loans—variable-rate	394,158	8,300	—	—	—	402,458
Loans—fixed rate	—	12	—	—	—	12
Total interest-earning assets	6,816,415	613,942	948,944	2,706,315	469,115	11,554,731
Interest-bearing liabilities:
Demand deposit accounts	85,157	—	—	—	—	85,157
Savings accounts	4,137,272	—	—	58,214	—	4,195,486
Time deposits	55,124	—	—	—	—	55,124
Interest rate contracts	(1,735,000)	120,000	265,000	1,350,000	—	—
Securities sold under repurchase agreements	4,047,868	100,000	150,000	500,000	—	4,797,868
Short-term and other borrowings	1,306,649	—	50,000	—	—	1,356,649
Junior subordinated debentures	—	—	—	24,774	—	24,774
Total interest-bearing liabilities	7,897,070	220,000	465,000	1,932,988	—	10,515,058
Net interest-sensitivity gap during the period	$(1,080,655)	$393,942	$ 483,944	$773,327	$469,115	$1,039,673
Cumulative gap	$(1,080,655)	$(686,713)	$(202,769)	$570,558	$1,039,673
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	86.32%	91.54%	97.64%	105.43%	109.89%
Interest-sensitive assets as a percent of total assets (cumulative)	56.35%	61.43%	69.27%	91.64%	95.52%
Net interest-sensitivity gap as a percent of total assets	(8.93)%	3.26%	4.00%	6.39%	3.88%
Cumulative gap as a percent of total assets	(8.93)%	(5.68)%	(1.68)%	4.72%	8.59%

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

(3)    Excludes $21.3 million of unsettled securities purchases and $41.9 million of net unrealized losses as of December 31, 2005.

Liquidity

Liquidity represents the ability of an institution to meet present and future financial obligations through either runoff due to prepayments, asset sales, maturity of existing assets or the acquisition of additional funds through liability management. For a financial institution such as ours, these obligations arise from the withdrawals of deposits, the payment of operating expenses, and the inclusion of capital expenditures for fixed assets and leasehold improvements.

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, fees collected from asset administration clients, FHLBB borrowings and Federal Reserve Discount Window borrowings. As a result of our management of liquid assets and our ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.09 per share of outstanding common stock for 2006 (approximately $5.9 million based upon 65,052,637 shares outstanding as of December 31, 2005).

Our ability to pay dividends on common stock may depend on the receipt of dividends from the Bank. Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks. During all periods presented in this report, the Company did not require dividends from the Bank in order to fund the Company’s own dividends. In addition, we may not pay dividends on our common stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities. The Capital Securities were issued in 1997 by Investors Capital Trust I, a Delaware statutory business trust sponsored by us, and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve.

In July 2005, we announced that our Board of Directors authorized us to repurchase up to $150.0 million of our common stock in the open market over the next twelve months. The purchase of our common stock has been funded primarily by a dividend from the Bank to the Company. We do not expect the stock purchase program to have a material impact on our liquidity position, our risk-based capital ratios, including our leverage capital ratio, or our ability to pay dividends on our common stock. As of December 31, 2005, we have repurchased $70.7 million of our common stock.

We have informal borrowing arrangements with various counterparties. Each counterparty has agreed to make funds available to us at the Federal Funds overnight rate. Each counterparty may terminate its arrangement at any time and is under no contractual obligation to provide us with requested funding. Our borrowings under these arrangements are typically on a short-term basis. We cannot be certain, however, that such funding will be available. Lack of availability of liquid funds could have a material adverse impact on our operations.

We also have Master Repurchase Agreements in place with various counterparties. Each counterparty has agreed on an uncommitted basis to make funds available to us at various rates in exchange for collateral consisting of marketable securities.

On April 19, 2004, the FHLBB implemented a new capital structure mandated for all Federal Home Loan Banks subject to the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB’s regulator, the Federal Housing Finance Board. The Bank’s capital stock investment in the FHLBB totaled $50.0 million as of December 31, 2005. The $50.0 million capital stock investment includes both a $25.0 million membership component and a $25.0 million activity-based component. Under the new capital plan, FHLBB capital stock investments require a five-year advance notice of withdrawal. Recent changes to the FHLBB capital plan have resulted in an increased borrowing capacity. The Bank’s $50.0 million capital stock investment in the FHLBB provides an overnight borrowing capacity of up to $833.0 million. The amount outstanding under this arrangement at December 31, 2005 was $546.0 million. Additional borrowing is available to the Bank based on prescribed collateral levels and increased investment in FHLBB capital stock. The Bank currently has no plans to increase its investment in FHLBB capital stock.

The following table details our contractual obligations as of December 31, 2005 (Dollars in thousands):

	Payments due by period
		Less than 1	1-3	4-5	More than
	Total	year	years	years	5 years
Contractual obligations
Debt obligations(1)	$1,356,649	$1,356,649	$—	$—	$—
Repurchase agreements	4,797,868	4,297,868	500,000	—	—
Junior subordinated debentures(2)	24,000	—	24,000	—	—
Operating lease obligations	218,542	32,186	54,048	45,876	86,432
Total	$6,397,059	$5,686,703	$578,048	$45,876	$86,432

(1)          Debt obligations presented are variable in nature and do not include interest amounts.

(2)          These securities ultimately mature in 2027, however; we have the right to redeem the securities as early as 2007.

	Payments due by period
		Less than 1	1-3	4-5	More than
	Total	year	years	years	5 years
Other commitments
Unused commitments to lend	$898,879	$892,179	$—	$6,700	$—
Fixed price purchase contracts	97,539	97,539	—	—	—
Other	147,994	30,800	61,288	47,016	8,890
Total	$1,144,412	$1,020,518	$61,288	$53,716	$8,890

Included in the Other commitments line presented above are contracts in which we are obligated to utilize the data processing services of Electronic Data Systems through December 31, 2008, SEI Investments Company through December 31, 2009 and International Business Machines Corporation through June 30, 2011. The commitments to pay for these services are based upon transaction volumes and include inflationary price clauses.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows. We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs. We lease office space and computing equipment through operating leases. Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs. As a result, our capital expenditures were $33.1 million and $23.6 million for the year ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, capital expenditures were comprised of approximately $19.0 million in capitalized software and projects in process, $13.6 million in fixed assets and $0.5 million in leasehold improvements. For the year ended December 31, 2004, capital expenditures were comprised of approximately $15.4 million in capitalized software and projects in process, $7.9 million in fixed assets and $0.3 million in leasehold improvements.

Stockholders’ equity at December 31, 2005 was $772.9 million, up 9% from 2004, primarily due to net income earned, net of our stock repurchase program. The ratio of average stockholders’ equity to average assets remained constant at approximately 6% for December 31, 2005 and 2004.

In July 2005, we announced that our Board of Directors has authorized us to repurchase up to $150.0 million of our common stock in the open market over the next twelve months. We do not expect our stock purchase program to have a material impact on our capital resources, such as maintaining risk-based capital ratios in excess of capital adequacy guidelines and our ability to pay dividends on our common stock. As of December 31, 2005, we have repurchased $70.7 million of our common stock.

The FRB has adopted capital adequacy guidelines applicable to United States banking organizations. The FRB’s capital adequacy guidelines generally require bank holding companies (“BHCs”) to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the “Total Risk-Based Capital Ratio”), with at least 50% of that amount consisting of Tier 1, or core capital, and the remaining amount consisting of Tier 2, or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject to certain limitations), less goodwill and other nonqualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, not included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital to its average total consolidated assets (the “Leverage Ratio”) of 3.0%. Total average consolidated assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated BHCs. All other BHCs are required to maintain a minimum Leverage Ratio of 4.0%. BHCs with supervisory, financial, operational or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Because we anticipate significant future growth, we will be required to maintain a Leverage Ratio of 4.0% or higher.

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines. At December 31, 2005, our Total Risk-Based Capital Ratio and Leverage Ratio were 18.50% and 5.95%, respectively.

Off Balance Sheet Arrangements

Lines of Credit—At December 31, 2005, we had commitments to mutual funds and individuals under collateralized open lines of credit totaling $1.1 billion, against which $240.3 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. We do not anticipate any loss as a result of these lines of credit.

Securities Lending—On behalf of our clients, we lend securities to creditworthy broker-dealers. In certain circumstances, we may indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. We require the borrowers to provide collateral in an amount equal to, or in excess of, 102% of the fair market value of U.S. dollar-denominated securities borrowed and 105% of the fair market value of non-U.S. dollar-denominated securities borrowed. The borrowed securities are revalued daily to determine whether additional collateral is necessary. As guarantor, we are required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We measure the fair value of our indemnification obligation by marking our securities lending portfolio to market on a daily basis and comparing the value of the portfolio to the collateral holdings position. The fair value of the indemnification obligation to be recorded would be the deficiency of collateral as compared to the value of the securities out on loan.

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by us as collateral at December 31, 2005 totaled $7.7 billion while the fair value of the portfolio totaled approximately $7.4 billion. Given that the value of the collateral held was in excess of the value of the securities that we would be required to replace if the borrower defaulted and failed to return such securities, our indemnification obligation was zero and no liability was recorded.

All securities loans are categorized as overnight loans. The maximum potential amount of future payments that we could be required to make would be equal to the market value of the securities borrowed. Since the securities loans are overcollateralized by 2% (for U.S. dollar denominated securities) to 5% (for non-U.S. dollar-denominated securities) of the fair market value of the loan made, the collateral held by us would be used to satisfy the obligation. In addition, each borrowing agreement includes “set-off” language that allows us to use any excess collateral on other loans to that borrower to cover any collateral shortfall of that borrower. However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is “bought-in.”  In those instances, we would “buy-in” the security using all available collateral and a loss would result from the difference between the value of the security “bought-in” and the value of the collateral held. We have never experienced a broker default.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is contained in the “Market Risk” section in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as part of this Report.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements and schedules set forth in Item 15(a) under the captions “Consolidated Financial Statements” and “Financial Statement Schedules” as a part of this Report.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the Securities and Exchange Commission and that the information required to be disclosed is accumulated and communicated to our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

REPORT OF MANAGEMENT TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

March 2, 2006

To the Board of Directors and Stockholders:

Internal Control

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial statements in conformity with accounting principles generally accepted in the United States of America. The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America as of December 31, 2005, including controls over the preparation by Investors Bank & Trust Company (a wholly-owned banking subsidiary of the Company) of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI and RI-A (the “Call Report Instructions”). This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2005.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company’s management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include representatives of any large customers of the institution. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

Deloitte & Touche, LLP, an Independent Registered Public Accounting Firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued their report dated March 2, 2006 on management’s assessment with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Compliance With Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (“FDIC”) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2005.

/s/ KEVIN J. SHEEHAN
Kevin J. Sheehan
Chairman and Chief Executive Officer
/s/ JOHN N. SPINNEY, JR.
John N. Spinney, Jr.
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Investors Financial Services Corp.

We have audited management's assessment, included in the accompanying Report of Management, that Investors Financial Services Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation by Investors Bank & Trust Company (a wholly owned banking subsidiary of the Company) of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI and RI-A (the “Call Report Instructions”).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 2, 2006

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this item is incorporated herein by reference to the information in the sections entitled “Directors and Executive Officers,” “Election of Directors” and “Compensation and Other Information Concerning Directors and Executive Officers” contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the information in the section entitled “Compensation and Other Information Concerning Directors and Officers” contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information in the section entitled “Management and Principal Holders of Voting Securities” contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         1.      Consolidated Financial Statements.

For the following consolidated financial information included herein, see Index on Page F-1:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004.

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2.                 Financial Statement Schedules.

None.

3.                 List of Exhibits.

Exhibit No.	Description
3.1(6)	Certificate of Incorporation of the Company
3.2(3)	Certificate of Amendment of Certificate of Incorporation of the Company
3.3(5)	Certificate of Amendment of Certificate of Incorporation of the Company
3.4(8)	Certificate of Amendment of Certificate of Incorporation of the Company
3.5(9)	Certificate of Amendment of Certificate of Incorporation of the Company
3.6(6)	Amended and Restated Bylaws of the Company
4.1(6)	Specimen certificate representing the common stock of the Company
10.1(7)*	Amended and Restated 1995 Stock Plan
10.2(7)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3(11)*	2005 Equity Compensation Plan
10.4(6)	Information Technology Services Contract between the Company and Electronic Data Systems, Inc., dated September 20, 1995
10.5(1)	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts
10.6(11)	Amendment to Lease between Investors Financial Services Corp. and 100 & 200 Clarendon LLC (successors to the John Hancock Mutual Life Insurance Company), dated January 1, 2005
10.7(9)*	1997 Employee Stock Purchase Plan, as amended
10.8(2)	Amended and Restated Declaration of Trust among the Company and the Trustees named therein, dated January 31, 1997
10.9(2)	Indenture between the Company and The Bank of New York, dated January 31, 1997
10.10(2)	Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997

10.11(2)	Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New York as Capital Securities Guarantee Trustee, dated January 31, 1997
10.12(4)	First Amendment, effective January 1, 2000 to Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.13(4)*	Amended and Restated Employment Agreement between the Company and Kevin Sheehan
10.14(4)*	Change of Control Employment Agreement between the Company and Kevin Sheehan
10.15(4)*	Amended and Restated Employment Agreement between the Company and Michael Rogers
10.16(4)*	Change of Control Employment Agreement between the Company and Michael Rogers
10.17(4)*	Amended and Restated Employment Agreement between the Company and Edmund Maroney
10.18(4)*	Change of Control Employment Agreement between the Company and Edmund Maroney
10.19(4)*	Amended and Restated Employment Agreement between the Company and Robert Mancuso
10.20(4)*	Change of Control Employment Agreement between the Company and Robert Mancuso
10.21(4)*	Amended and Restated Employment Agreement between the Company and John Henry
10.22(4)*	Change of Control Employment Agreement between the Company and John Henry
10.23(6)*	Change of Control Employment Agreement between the Company and John N. Spinney, Jr.
10.24(7)*	Employment Agreement between the Company and John N. Spinney, Jr.
10.25(9)	Information Technology Services Agreement dated July 1, 2004 between the Company and International Business Machines Corporation.
10.26(10)	Stock Option Agreement dated November 15, 2004 between the Company and Kevin J. Sheehan
10.27(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Kevin J. Sheehan
10.28(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Michael F. Rogers
10.29(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Michael F. Rogers
10.30(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Edmund J. Maroney
10.31(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Edmund J. Maroney
10.32(10)*	Stock Option Agreement dated November 15, 2004 between the Company and John N. Spinney, Jr.
10.33(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Robert D. Mancuso
10.34**	Amended and Restated Trust 3000 Service Agreement between the Company and SEI Investments Company dated July 1, 2004.

10.35	Lease agreement between the Company and Copley Place Associates, LLC dated August 2, 1999, as amended.
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (see Power of Attorney and Signature Page of this Report).
31.1	Certificate of Kevin J. Sheehan, Chief Executive Officer
31.2	Certificate of John N. Spinney, Jr., Chief Financial Officer
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

(3)          Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 2000.

(4)          Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2000.

(5)          Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Commission on November 5, 2001 (File No. 333-72786).

(6)          Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2001.

(7)          Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2002.

(8)          Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 2003.

(9)          Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 2004.

(10)   Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2004.

(11)   Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 2005.

*                    Indicates a management contract or a compensatory plan, contract or arrangement.

**             Confidential treatment requested pursuant to rule 24b-2 promulgated under the Securities Exchange Act of 1934.

(b)         Exhibits.

The Company hereby files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C.

(c)          Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 2nd day of March, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the 2nd day of March, 2006.

Signature	Title(s)
/s/ KEVIN J. SHEEHAN	Chief Executive Officer and Chairman of the Board
Kevin J. Sheehan	(Principal Executive Officer); Director
/s/ MICHAEL F. ROGERS	President
Michael F. Rogers
/s/ JOHN N. SPINNEY, JR.	Senior Vice President and Chief Financial Officer
John N. Spinney, Jr	(Principal Financial Officer and Principal Accounting Officer)
/s/ RICHARD P. BOYATZI	Director
Richard P. Boyatzi
/s/ FRANK B. CONDON, JR.	Director
Frank B. Condon, Jr.
/s/ ROBERT B. FRASER	Director
Robert B. Fraser

/s/ EDWARD F. HINES	Director
Edward F. Hines
/s/ THOMAS P. MCDERMOTT	Director
Thomas P. McDermott
/s/ JAMES M. OATES	Director
James M. Oates
/s/ JOHN I. SNOW III	Director
John I. Snow III
/s/ PHYLLIS S. SWERSKY	Director
Phyllis S. Swersky

INVESTORS FINANCIAL SERVICES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Investors Financial Services Corp.:

We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp. and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 2, 2006

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004 (Dollars in thousands, except per share data)

	December 31,	December 31,
	2005	2004
Assets
Cash and due from banks	$79,637	$49,059
Securities held to maturity (including securities pledged of $4,529,421 and $4,021,625 at December 31, 2005 and 2004, respectively) (approximate fair value of $6,725,729 and $5,937,462 at December 31, 2005 and 2004, respectively) (Note 3)	6,761,930	5,942,717
Securities available for sale (including securities pledged of $2,997,958 and $2,312,410 at December 31, 2005 and 2004, respectively) (Note 3)	4,369,720	4,565,505
Nonmarketable equity securities (Note 3)	50,000	50,000
Loans, less allowance for loan losses of $100 at December 31, 2005 and 2004 (Note 4)	402,370	134,530
Accrued interest and fees receivable	119,583	89,292
Equipment and leasehold improvements, less accumulated depreciation of $59,156 and $61,017 at December 31, 2005 and 2004, respectively (Note 5)	69,401	67,883
Goodwill	79,969	79,969
Other assets	163,783	188,870
Total Assets	$12,096,393	$11,167,825
Liabilities and Stockholders’ Equity
Liabilities:
Deposits (Note 6):
Demand	$537,558	$690,308
Savings	4,224,908	4,448,405
Time	230,124	257,669
Total deposits	4,992,590	5,396,382
Securities sold under repurchase agreements (Note 7)	4,797,868	4,255,497
Short-term and other borrowings (Note 8)	1,356,649	594,681
Due to brokers for open trades payable	21,293	5,475
Junior subordinated deferrable interest debentures (Note 10)	24,774	24,774
Accrued taxes and other expenses	45,077	54,967
Other liabilities	85,284	123,787
Total liabilities	11,323,535	10,455,563
Commitments and contingencies (Note 16)	—	—
Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued: none in 2005 and 2004)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000; issued: 65,052,637 and 66,595,349 in 2005 and 2004, respectively)	672	667
Surplus	286,265	272,536
Deferred compensation	(311)	(572)
Retained earnings	572,549	418,034
Accumulated other comprehensive (loss) income, net	(13,369)	23,888
Treasury stock, at cost (2,124,669 and 73,235 shares in 2005 and 2004, respectively)	(72,948)	(2,291)
Total stockholders’ equity	772,858	712,262
Total Liabilities and Stockholders’ Equity	$12,096,393	$11,167,825

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003 (Dollars in thousands, except per share data)

	December 31,	December 31,	December 31,
	2005	2004	2003
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$375,596	$314,272	$254,225
Value-added service fees	133,463	108,928	79,361
Total asset servicing fees	509,059	423,200	333,586
Gain on sale of investments	12,397	234	—
Other operating income	4,081	2,057	2,607
Total fees and other revenue	525,537	425,491	336,193
Interest income	447,705	313,149	247,094
Interest expense	277,280	125,469	93,180
Net interest income	170,425	187,680	153,914
Net operating revenue	695,962	613,171	490,107
Operating Expenses:
Compensation and benefits	250,459	205,728	186,932
Technology and telecommunications	54,732	49,816	38,914
Transaction processing services	49,873	42,159	33,299
Depreciation and amortization	31,578	32,124	27,971
Occupancy	26,490	29,032	29,218
Professional fees	13,380	15,346	11,189
Travel and sales promotion	6,825	5,470	4,822
Losses and loss adjustment expenses	5,837	924	799
Insurance	4,219	4,625	3,203
Other operating expenses	16,716	13,159	8,574
Total operating expenses	460,109	398,383	344,921
Income Before Income Taxes	235,853	214,788	145,186
Provision for income taxes (Note 9)	76,035	72,826	52,765
Net Income	$159,818	$141,962	$92,421
Basic Earnings Per Share	$2.42	$2.15	$1.42
Diluted Earnings Per Share	$2.37	$2.09	$1.39
Weighted-Average Basic Shares	66,139,323	66,179,286	65,098,960
Weighted-Average Diluted Shares	67,473,804	67,916,217	66,475,462
Comprehensive Income:
Net income	$159,818	$141,962	$92,421
Other comprehensive (loss) income (Note 12):
Net unrealized investment loss	(46,054)	(7,854)	(12,963)
Net unrealized derivative instrument gain	8,745	13,031	12,019
Cumulative translation adjustment	52	846	577
Other comprehensive (loss) income	(37,257)	6,023	(367)
Comprehensive income	$122,561	$147,985	$92,054

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004, and 2003 (Dollars in thousands, except per share data)

	December 31,	December 31,	December 31,
	2005	2004	2003
Common shares
Balance, beginning of year	66,595,349	65,436,788	64,775,042
Exercise of stock options	394,018	1,114,051	548,069
Common stock issuance	114,704	91,237	129,371
Common stock repurchased	(2,051,434)	(46,727)	(15,694)
Balance, end of year	65,052,637	66,595,349	65,436,788
Treasury shares
Balance, beginning of year	73,235	26,508	10,814
Common stock repurchased	2,051,434	46,727	15,694
Balance, end of year	2,124,669	73,235	26,508
Common stock
Balance, beginning of year	$667	$655	$648
Exercise of stock options	4	12	6
Common stock issuance	1	—	1
Balance, end of year	$672	$667	$655
Surplus
Balance, beginning of year	$272,536	$242,662	$233,337
Exercise of stock options	7,775	16,056	2,971
Tax benefit from stock options	2,087	10,651	3,008
Common stock issuance	3,867	3,355	3,386
Stock option forfeiture	—	(188)	(40)
Balance, end of year	$286,265	$272,536	$242,662
Deferred compensation
Balance, beginning of year	$(572)	$(1,076)	$(1,599)
Stock option forfeiture	—	188	40
Amortization of deferred compensation	261	316	483
Balance, end of year	$(311)	$(572)	$(1,076)
Retained earnings
Balance, beginning of year	$418,034	$280,701	$192,184
Net income	159,818	141,962	92,421
Cash dividend, $0.08, $0.07 and $0.06 per share in the years ended December 31, 2005, 2004 and 2003, respectively	(5,303)	(4,629)	(3,904)
Balance, end of year	$572,549	$418,034	$280,701
Accumulated other comprehensive (loss) income, net
Balance, beginning of year	$23,888	$17,865	$18,232
Net unrealized investment loss	(46,054)	(7,854)	(12,963)
Net unrealized derivative instrument gain	10,473	12,990	11,785
Amortization of transition-related adjustment	—	—	234
Amortization of terminated interest rate swap agreements	(1,728)	41	—
Cumulative translation adjustment	52	846	577
Balance, end of year	$(13,369)	$23,888	$17,865
Treasury stock
Balance, beginning of year	$(2,291)	$(550)	$—
Common stock repurchased (2,051,434 shares at an average price of $34.44 in 2005 and 46,727 shares at an average price of $37.24 in 2004)	(70,657)	(1,741)	(550)
Balance, end of year	$(72,948)	$(2,291)	$(550)
Total Stockholders’ Equity	$772,858	$712,262	$540,257

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003 (Dollars in thousands)

	December 31,	December 31,	December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$159,818	$141,962	$92,421
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	28	28	8
Depreciation and amortization	31,578	32,124	27,971
Amortization of deferred compensation	261	316	483
Amortization of premiums on securities, net of accretion of discounts	49,578	40,743	39,200
Gain on sale of investments	(12,397)	(234)	—
Deferred income taxes	(6,944)	2,997	5,651
Changes in assets and liabilities:
Accrued interest and fees receivable	(30,291)	(16,476)	(5,555)
Other assets	25,409	(89,667)	(29,878)
Accrued taxes and other expenses	(9,890)	2,745	21,465
Other liabilities	5,833	106,795	6,221
Net cash provided by operating activities	212,983	221,333	157,987
Cash Flows From Investing Activities:
Proceeds from paydowns/maturities of securities available for sale	1,400,359	1,392,295	1,608,656
Proceeds from paydowns/maturities of securities held to maturity	1,628,989	1,410,133	1,902,187
Proceeds from sale of securities available for sale	376,143	25,041	—
Purchases of securities available for sale	(1,649,167)	(1,704,293)	(2,666,066)
Purchases of securities held to maturity	(2,489,882)	(3,078,456)	(2,794,414)
Net increase (decrease) in due to brokers for open trades payable	15,818	5,475	(286,843)
Net (increase) decrease in loans	(267,840)	65,000	(55,793)
Purchases of equipment, leasehold improvements and software	(33,068)	(23,559)	(29,495)
Net cash used in investing activities	(1,018,648)	(1,908,364)	(2,321,768)
Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits	(152,750)	355,485	(49,638)
Net (decrease) increase in time and savings deposits	(251,042)	833,779	923,838
Net increase in securities sold under repurchase agreements	542,371	997,496	956,027
Net increase (decrease) in short-term and other borrowings	761,968	(503,406)	356,980
Proceeds from exercise of stock options	7,779	16,068	2,977
Proceeds from issuance of common stock	3,868	3,355	3,387
Common stock repurchase	(70,657)	(1,741)	(550)
Dividends paid to stockholders	(5,303)	(4,629)	(3,904)
Net cash provided by financing activities	836,234	1,696,407	2,189,117
Effect of exchange rates on changes in cash	9	(6)	(215)
Net Increase In Cash and Due From Banks	30,578	9,370	25,121
Cash and Due From Banks, Beginning of Year	49,059	39,689	14,568
Cash and Due From Banks, End of Year	$79,637	$49,059	$39,689
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$270,121	$121,542	$91,858
Cash paid for income taxes	$68,664	$77,819	$39,859

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

1. Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (‘the Bank’). As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries. The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies. Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration. Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services. The Company is subject to regulation by the Federal Deposit Insurance Corporation (‘FDIC’), the Federal Reserve Board of Governors (‘FRB’), the Office of the Commissioner of Banks of the Commonwealth of Massachusetts (‘Commissioner’), the Securities and Exchange Commission (‘SEC’), the National Association of Securities Dealers, Inc. (‘NASD’), the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority, the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration and the Financial Services Authority (‘FSA’) in the United Kingdom.

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

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Revenue Recognition

Asset servicing revenue—The Company recognizes revenue from asset servicing and investment advisory services based on contractual terms signed by the Company’s clients. Generally, revenue is accrued by multiplying average or month-end net assets by contracted rates. Asset servicing revenue is considered earned daily as transactions are processed or services are provided.

Value-added services—The Company recognizes revenue from its value-added services, such as foreign exchange, securities lending and cash management services, based on the specific type of transaction processed. Value-added services revenue is considered earned daily as transactions are processed or services are provided.

Interest income—The Company recognizes and accrues income on its interest-earning assets as earned using a method which approximates the constant effective yield method.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

2. Summary of Significant Accounting Policies (Continued)

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

Nonmarketable securities consist of stock of the Federal Home Loan Bank of Boston (‘FHLBB’) and are carried at cost and redeemable at par value. The Company is required to hold this stock under its borrowing arrangement with the FHLBB.

An investment is considered impaired if the fair value of the investment is less than its cost. The Company recognizes an impairment charge if, based on the facts and circumstances, management determines the impairment to be other than temporary. For example, the Company will record an other than temporary impairment charge on a debt security if it is determined that it is probable that the Company will be unable to recover all amounts due under the contractual obligations of the security.

Amortization and accretion of debt securities purchased at a premium or discount are amortized or accreted into income using a method which approximates the constant effective yield method. The Company applies Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (‘SFAS 91’) for the amortization of premiums and accretion of discounts. In calculating the effective yield for securities that represent holdings of large numbers of similar loans for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, prepayments are anticipated using the Company’s actual three-month prepayment experience.

The amount of amortization or accretion to recognize in income is driven by the calculation of the constant effective yield. When calculating this yield, the Company assumes that prepayments will continue from the analysis date to the date of the security’s expected maturity at its most recent three-month prepayment rate. The prepayment rate is updated monthly based on the Company’s previous three-month actual prepayment experience.

The Company utilizes three-month prepayment rates to anticipate prepayments because such rates are based on its own actual prepayment experience and because the Company believes three-month rates are a better estimate of future experience than either one-month or six-month or longer rates. In the opinion of management, a one-month rate does not capture enough experience to predict future prepayment behavior and may create undue volatility in interest income due to one-time fluctuations in prepayment activity. Conversely, in the opinion of management, a six-month or longer rate would not capture enough volatility to predict future prepayment behavior.

If a difference arises between the Company’s estimated prepayments and its actual prepayments received, the constant effective yield is recalculated based on the Company’s actual payments to date and

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

2. Summary of Significant Accounting Policies (Continued)

anticipated future payments. This monthly recalculation results in the carrying value of the security being adjusted to the amount that would have existed had the new effective yield been applied since the purchase date, and a corresponding charge or credit is recognized to interest income.

For securities that do not represent holdings of large numbers of similar loans for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, the associated premiums and discounts are amortized or accreted over their contractual term using the constant effective yield. Actual prepayment experience for such securities is reviewed monthly and a proportionate amount of premium or discount is recognized in income at that time such that the effective yield on the remaining portion of the securities continues unchanged.

As of and for the years ended December 31, 2005, 2004, and 2003, the Company anticipated prepayments on its mortgage-backed securities. All other securities, including Federal agency securities, state and political subdivisions, corporate debt, U.S. Treasury securities and foreign government securities, do not meet the SFAS 91 criteria for anticipating prepayments. Accordingly, no prepayments were anticipated for these securities.

Loans—Interest on loans is credited to income as earned using a method which approximates the effective yield method, and interest is only accrued if deemed collectible. Accrual of interest on loans is discontinued when management determines that collection of interest is not probable, or when a loan is both greater than 60 days delinquent and the loan’s collateral is not sufficient to cover both principal and accrued interest. Interest income on impaired loans is recognized after all past due principal and interest has been repaid and the Company expects repayment of the remaining contractual principal and interest, or when an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals. Other loan fees and charges, including service costs for the prepayment of loans, delinquent charges and other miscellaneous loan services, are recorded as income when collected.

Equipment, Leasehold Improvements and Capitalized Software Costs—Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years, and for leasehold improvements over the lesser of the useful life or the life of the lease. For costs incurred to develop computer software for internal use, the Company capitalizes costs incurred during the application and development stage, which includes costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary and post-implementation stages are expensed as incurred. Capitalized software costs are amortized over the estimated useful life of the project, which can range from three to five years.

Long-Lived Assets—Long-lived assets to be held and used by the Company are reviewed on a quarterly basis to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the further economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. During the years ended December 31, 2005 and 2004, the Company’s analysis indicated there were no material impairments of its long-lived assets.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

2. Summary of Significant Accounting Policies (Continued)

Income Taxes—Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in deferred tax assets and liabilities during the year. Deferred tax assets and liabilities are established for temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. If the Company determines that it is “more likely than not” that some portion or all of a deferred tax asset will not be realized, the Company records a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (‘SFAS 109’).

The Company recorded a one-time benefit of approximately $7 million in the second quarter of 2005 related to the recognition of the indefinite reversal provision of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas (‘APB 23’). The indefinite reversal provision of APB 23 specifies that U.S. income taxes should not be accrued on the undistributed earnings of a foreign subsidiary if those earnings have been or will be invested indefinitely in that subsidiary’s operations. The Company had previously accrued U.S. income taxes on the undistributed earnings of its Irish subsidiaries. In the second quarter of 2005, the Company recognized the indefinite reversal provision of APB 23 due to the projected capital needs of its Irish subsidiaries necessary to support continued growth. As such, the Company will no longer record U.S. income taxes on the undistributed earnings of its Irish subsidiaries.

Translation of Foreign Currencies—The Company translates the financial statements of its foreign operations into U.S. dollars. Where the functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated using average rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (‘OCI’) in stockholders’ equity.

For foreign operations where the functional currency is the U.S. dollar, the local currency financial statements are remeasured into U.S. dollars using period-end exchange rates for monetary assets and liabilities, exchange rates in effect on the date of acquisition for non-monetary assets and liabilities (such as premises and equipment and the related depreciation), and the average exchange rates during the period for income and expenses. The resulting exchange gains or losses are recorded in current period income.

Derivative Financial Instruments—Derivative financial instruments are recorded in the Company’s balance sheets at fair value as other assets or other liabilities, depending on the rights and obligations under the contracts. The Company utilizes derivative financial instruments primarily for balance sheet asset and liability management purposes. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are reported in OCI, net of taxes, to the extent the hedge is highly effective. The ineffective portion, which is the extent to which the changes in the fair value of the derivative exceed the changes in the variability of the expected future cash flows of the hedged item (on an absolute basis), is reported in net interest income. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are reported in net interest income, along with the change in the fair value of the hedged item attributable to the risk hedged. The changes in fair value of a derivative that do not qualify as a hedge are recognized in earnings.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

2. Summary of Significant Accounting Policies (Continued)

Hedge accounting is discontinued prospectively if a) the hedging relationship no longer meets the hedging criteria, b) the derivative expires, is sold or terminated, or the hedged item no longer exists, or c) the Company removes the hedge designation. When hedge accounting is discontinued under cash flow hedge accounting, the component of OCI related to the discontinued hedge is amortized to net interest income over the remaining term of the derivative financial instrument. Under fair value hedge accounting,  when a hedge is discontinued, the hedged item is no longer adjusted for changes in fair value and the existing basis adjustment is amortized to net interest income. If cash flow hedge accounting is discontinued due to the probability that the forecasted transaction will not occur within the specified period, gains and losses accumulated in OCI related to that hedge are recognized immediately in net interest income.

The Company enters into interest rate derivative contracts that are designated as cash flow hedges of variable-rate liabilities. The unrealized gains or losses related to these contracts are reported in other assets and other liabilities on the Company’s consolidated balance sheets.

The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. The changes in fair value of these fixed price contracts are included as a component of OCI. The unrealized gains and losses are included in other assets and other liabilities on the Company’s consolidated balance sheets.

The Company enters into foreign exchange contracts with clients and enters into matched or offsetting positions with either another client or a financial institution. These contracts are subject to market value fluctuations in foreign currencies. Gains and losses from such fluctuations are netted and recorded as an adjustment to asset servicing fees in the Company’s consolidated statements of income. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheets. Foreign exchange contracts with the same counterparty are netted in the Company’s consolidated balance sheets when a master netting agreement exists.

Securities Sold Under Repurchase Agreements—The Company enters into sales of securities under agreements to repurchase as a low cost source of funding for its operations. These agreements are treated as secured borrowings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. Securities pledged as collateral under agreements to repurchase are reflected as assets in the accompanying consolidated balance sheets.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

2. Summary of Significant Accounting Policies (Continued)

Share-based Compensation—The Company measures compensation expense for share-based compensation plans using the intrinsic value method. The intrinsic value method measures compensation cost as the amount by which the fair market value of the Company’s common stock exceeds the option exercise price on the measurement date, which is typically the date of grant. Generally, options granted have an exercise price equivalent to the fair market value of the common stock at the measurement date. Accordingly, no compensation cost has been recorded. If share-based compensation were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and the resulting compensation costs would have decreased net income as indicated below (Dollars in thousands, except per share data):

	December 31, 2005	December 31, 2004	December 31, 2003
Net income as reported	$159,818	$141,962	$92,421
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(19,832)	(15,146)	(10,467)
Pro forma net income	$139,986	$126,816	$81,954
Earnings per share:
Basic-as reported	$2.42	$2.15	$1.42
Basic-pro forma	2.12	1.92	1.26
Diluted-as reported	$2.37	$2.09	$1.39
Diluted-pro forma	2.07	1.87	1.23

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for options granted in the years ended December 31, 2005, 2004 and 2003, respectively: an average assumed risk-free interest rate of 4.55%, 3.08% and 2.37%, an expected life of four years, an average expected volatility of 41.04%, 50.49% and 55.86%, and average dividend yield of 0.20%, 0.16% and 0.20%.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted EPS adjusts Basic EPS to reflect the potential dilution that could occur if contracts to issue common stock (such as employee stock options) were exercised into common stock that then shared in the earnings of the Company.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

2. Summary of Significant Accounting Policies (Continued)

Reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

		Weighted-Average	Per Share
	Income	Shares	Amount
December 31, 2005
Basic EPS
Income available to common stockholders	$159,818	66,139,323	$2.42
Dilutive effect of common equivalent shares of stock options	—	1,334,481	(0.05)
Diluted EPS	$159,818	67,473,804	$2.37
December 31, 2004
Basic EPS
Income available to common stockholders	$141,962	66,179,286	$2.15
Dilutive effect of common equivalent shares of stock options	—	1,736,931	(0.06)
Diluted EPS	$141,962	67,916,217	$2.09
December 31, 2003
Basic EPS
Income available to common stockholders	$92,421	65,098,960	$1.42
Dilutive effect of common equivalent shares of stock options	—	1,376,502	(0.03)
Diluted EPS	$92,421	66,475,462	$1.39

For the years ended December 31, 2005, 2004 and 2003, there were 733,015 options, 29,451 options, and 3,517,655 options which were not considered dilutive for EPS calculations, respectively.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003.

2. Summary of Significant Accounting Policies (Continued)

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

Goodwill—In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (‘SFAS 142’), the Company ceased amortization of goodwill effective January 1, 2002. The Company reviews goodwill for impairment on an annual basis, or if events or changes in circumstances indicate it would be more likely than not that the fair value of the goodwill would be reduced below its carrying value. As of December 31, 2005, there was no impairment of goodwill.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (‘SFAS 123R’). SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued. The Company currently uses the intrinsic-value method to measure compensation cost related to its share-based transactions. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (‘SAB 107’), which expresses the views of the SEC regarding the interaction of SFAS 123R and certain SEC regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies.

In April 2005, the SEC issued Release 2005-57, which delayed the effective date for SFAS 123R to reporting periods in the first fiscal year beginning after June 15, 2005. Accordingly, the Company adopted SFAS 123R on January 1, 2006, effective for financial periods in 2006. There was no impact to the financial condition or results of operations of the Company upon adoption.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (‘SFAS 154’). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003.

2. Summary of Significant Accounting Policies (Continued)

accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 154.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments-an amendment of FASB Statements No. 133 and 140 (‘SFAS 155’). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 eliminates the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting (‘SFAS 133’). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 155.

3. Securities

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2005 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$4,342,254	$11,420	$(29,818)	$4,323,856
Federal agency securities	2,305,331	1,560	(23,914)	2,282,977
State and political subdivisions	114,345	4,646	(95)	118,896
Total	$6,761,930	$17,626	$(53,827)	$6,725,729

Available for Sale	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Mortgage-backed securities	$3,810,797	$3,882	$(48,578)	$3,766,101
State and political subdivisions	388,789	5,515	(1,913)	392,391
Corporate debt	201,499	736	(1,543)	200,692
Foreign government securities	10,539	—	(3)	10,536
Total	$4,411,624	$10,133	$(52,037)	$4,369,720

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003.

3. Securities (Continued)

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

Excluded from the above tables are nonmarketable equity securities, which consisted of stock of the FHLBB at December 31, 2005 and 2004. On April 19, 2004, the FHLBB implemented a new capital structure mandated for all Federal Home Loan Banks subject to the Gramm-Leach-Bliley Act of 1999 and regulations that were subsequently promulgated in 2001 by the FHLBB’s regulator, the Federal Housing Finance Board. The Bank’s capital stock investment in the FHLBB totaled $50.0 million as of December 31, 2005. The $50.0 million capital stock investment includes both a $25.0 million membership component and a $25.0 million activity-based component. Under the new capital plan, FHLBB capital stock investments require a five-year advance notice of withdrawal. Recent changes to the FHLBB capital plan have resulted in an increased borrowing capacity. The Bank’s $50.0 million capital stock investment in the FHLBB provides an overnight borrowing capacity of up to $833.0 million. The amount outstanding under this arrangement at December 31, 2005 was $546.0 million. Additional borrowing is available to the Bank based on prescribed collateral levels and increased investment in FHLBB capital stock. The Bank currently has no plans to increase its investment in FHLBB capital stock.

The amortized cost amounts and fair values of securities by contractual maturity are as follows (Dollars in thousands):

	December 31, 2005
Held to Maturity	Amortized Cost	Fair Value
Due within one year	$3,872	$3,938
Due from one to five years	28,785	28,806
Due five years up to ten years	254,380	254,656
Due after ten years	6,474,893	6,438,329
Total	$6,761,930	$6,725,729

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003.

3. Securities (Continued)

	December 31, 2005
Available for Sale	Amortized Cost	Fair Value
Due within one year	$492	$498
Due from one to five years	132,358	134,094
Due five years up to ten years	101,183	102,851
Due after ten years	4,177,591	4,132,277
Total	$4,411,624	$4,369,720

During the year ended 2005, the Company sold eighty-five securities classified as available for sale totaling $376.1 million, using the specific identification method. The total book value of the securities sold were $363.7 million, resulting in gross realized gains of $12.4 million. During the year ended December 31, 2004, the Company sold one security classified as available for sale totaling $25.0 million, using the specific identification method. The book value of the security was $24.8 million resulting in a gross realized gain of $0.2 million. There were no sales of securities during the year ended December 31, 2003.

The carrying value of securities pledged amounted to approximately $7.5 billion at December 31, 2005 and $6.3 billion at December 31, 2004. Securities are pledged primarily to secure clearings with other depository institutions, secure repurchase agreements and secure outstanding FHLBB borrowings.

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

The unrealized losses related to the Company’s investment in mortgage-backed and Federal agency securities are attributable to changes in market interest rates. The contractual cash flows of these securities are guaranteed by agencies of the U.S. government, including government sponsored agencies. As a result, the Company’s exposure to the credit risk of these securities is minimal. At December 31, 2005, there were 320 mortgage-backed and Federal agency securities that were in unrealized loss positions. The market value decline as a percentage of amortized cost for the Company’s mortgage-backed and Federal agency securities portfolio was less than 2% at December 31, 2005. The Company has the intent and ability to hold these securities until forecasted recovery, which may in some cases be maturity. The Company does not consider these investments to be other than temporarily impaired at December 31, 2005.

Corporate debt securities include trust preferred securities (‘trups’) issued by reputable financial institutions. The credit ratings of the underlying issuers range from A1 to Aa3 ratings. The Company holds senior tranches of these issuances and believes that it will recover all contractual payments. The unrealized losses related to the trups portfolio are due to changes in credit spreads. At December 31, 2005, there were five corporate debt securities that were in unrealized loss positions. The Company has the intent and ability to hold these securities until forecasted recovery, and does not consider these investments to be other than temporarily impaired at December 31, 2005.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003.

3. Securities (Continued)

Unrealized losses related to the Company’s investments in state and political subdivisions securities were due to changes in market interest rates. The Company reviewed the investment securities credit ratings, which were all Aaa. At December 31, 2005, there were five state and political subdivisions investment securities in an unrealized loss position. Given the minimal amount of unrealized losses and the limited amount of credit exposure, the Company does not consider these investments to be other than temporarily impaired at December 31, 2005.

The following table represents the information about the Company’s temporarily impaired investments at December 31, 2005 (Dollars in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,566,743	$43,821	$1,486,521	$34,575	$6,053,264	$78,396
Federal agency securities	1,443,951	10,809	883,807	13,105	2,327,758	23,914
Corporate debt	—	—	47,911	1,543	47,911	1,543
State and political subdivisions	146,147	1,856	8,173	152	154,320	2,008
Foreign	10,536	3	—	—	10,536	3
Total temporarily impaired securities	$6,167,377	$56,489	$2,426,412	$49,375	$8,593,789	$105,864

The following table represents the information about the Company’s temporarily impaired investments at December 31, 2004 (Dollars in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,518,100	$15,704	$545,709	$7,049	$3,063,809	$22,753
Federal agency securities	1,446,223	12,332	518,045	6,111	1,964,268	18,443
Corporate debt	—	—	47,894	1,566	47,894	1,566
State and political subdivisions	5,565	15	6,025	72	11,590	87
Total temporarily impaired securities	$3,969,888	$28,051	$1,117,673	$14,798	$5,087,561	$42,849

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003.

4. Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Almost all of the Company’s commitments to fund loans are at variable rates. Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and has an allowance for loan losses of $0.1 million at December 31, 2005, a level which has remained consistent for the past five years. This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses. There were no impaired loans, non-performing loans, or loans on nonaccrual status at December 31, 2005 and 2004. In addition, there were no loan charge-offs or recoveries during the years ended December 31, 2005, 2004 and 2003. Loans are summarized as follows (Dollars in thousands):

	December 31,	December 31,
	2005	2004
Loans to mutual funds	$286,144	$22,520
Loans to individuals	81,392	69,402
Loans to others	34,934	42,708
	402,470	134,630
Less allowance for loan losses	(100)	(100)
Total	$402,370	$134,530

The Company had unused commitments to lend of approximately $898.9 million and $978.8 million at December 31, 2005 and 2004, respectively. The terms of these commitments are similar to the terms of outstanding loans.

The Company periodically issues lines of credit and advances to its mutual fund clients to help those clients with security transactions. The President of one of those clients is a related party to James M. Oates, a member of the Company’s Board of Directors. As of December 31, 2005, the Company had total contractual agreements for $150.0 million of committed lines of credit with two mutual funds within the related party complex (the “mutual funds”). The primary source of repayment of the loans is the proceeds from the sale of investments in the normal course of the mutual funds’ business. As part of the agreement, the mutual funds are required to segregate and maintain specific collateral for the Company equal to 200% of the lines of credit. At December 31, 2005, loans due from the mutual funds totaled $125.0 million. There were no loans outstanding from any related party mutual fund complex at December 31, 2004. Total interest and commitment fee revenue from the mutual funds for the years ended December 31, 2005 and 2004 was $2.7 million and $0.4 million, respectively. There was no interest or commitment fee revenue on any related party loans for the year ended December 31, 2003.

In January 2006, the Company entered into a $30.0 million committed line of credit agreement with a series of trusts (“the trusts”). Edward F. Hines, a member of the Company’s Board of Directors, is a trustee of the trusts and is a partner in the firm that manages the assets held in the trusts. The line of credit

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003.

4. Loans (Continued)

is secured by assets of the trusts, which assets are held by Investors Bank as custodian. The primary source of repayment of the loans is the proceeds from the sale of investments in the normal course of the trusts’ business.

The terms and conditions of the Company’s contractual agreements with the mutual funds and trusts discussed above, including collateral requirements, lending limits and fees, are consistent with other lending clients that have similar composition, size and overall business relationships with the Company. Also, Mr. Oates and Mr. Hines abstain from voting on any board matter involving the proposed transactions with the mutual funds and trusts, respectively, discussed above.

5. Equipment and Leasehold Improvements

The major components of equipment and leasehold improvements are as follows (Dollars in thousands):

	December 31, 2005	December 31, 2004
Furniture, fixtures and equipment	$112,310	$113,204
Leasehold improvements	16,247	15,696
Total	128,557	128,900
Less accumulated depreciation and amortization	(59,156)	(61,017)
Equipment and leasehold improvements, net	$69,401	$67,883

Included in furniture, fixtures and equipment were capitalized internal software costs of $73.3 million and $75.3 million at December 31, 2005 and 2004, respectively. Depreciation expense was $29.4 million, $30.1 million and $26.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense was $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

6. Deposits

The following is a summary of deposit balances by type (Dollars in thousands):

	December 31, 2005	December 31, 2004
Interest-bearing deposits:
Demand	$85,157	$—
Savings	4,195,486	4,362,895
Time	55,124	97,669
Total interest-bearing deposits	4,335,767	4,460,564
Noninterest-bearing deposits:
Demand	452,401	690,308
Savings	29,422	85,510
Time	175,000	160,000
Total noninterest-bearing deposits	656,823	935,818
Total	$4,992,590	$5,396,382

Time deposits with balances greater than $100,000 totaled $230.1 million and $257.6 million at December 31, 2005 and 2004, respectively. All time deposits had a maturity of less than three months at December 31, 2005 and 2004. The aggregate amounts of overdraft deposits that have been reclassified as loan balances were $162.2 million and $41.6 million at December 31, 2005 and 2004, respectively.

7. Securities Sold Under Repurchase Agreements

Information on the Company’s repurchase agreements and the corresponding securities pledged as collateral is as follows (Dollars in thousands):

	Mortgage-backed securities		Federal agency securities		Repurchase Agreements
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Rate
Maturity of Repurchase Agreements:
Overnight	$1,739,883	$1,733,766	$1,456,234	$1,440,022	$3,024,835	3.40%
2 to 30 days	754,483	741,199	—	—	734,967	4.21%
30 to 90 days	262,471	260,189	—	—	195,530	4.40%
Over 90 days	769,395	761,467	—	—	842,536	3.34%
Total	$3,526,232	$3,496,621	$1,456,234	$1,440,022	$4,797,868

Approximately $4.9 billion and $4.3 billion of securities were pledged to collateralize repurchase agreements as of December 31, 2005 and 2004, respectively. The weighted-average interest rate paid on repurchase agreements was 2.72% and 1.31% for the years ended December 31, 2005 and 2004, respectively.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

8. Short-term and Other Borrowings

   The components of short-term and other borrowings are as follows (Dollars in thousands):

	December 31, 2005	December 31, 2004
Federal Funds purchased	$810,511	$344,491
Federal Home Loan Bank of Boston overnight advances	400,000	—
Federal Home Loan Bank of Boston short-term advances	146,000	200,000
Federal Home Loan Bank of Boston long-term advances	—	50,000
Treasury, Tax and Loan account	138	190
Total	$1,356,649	$594,681

For the years ended December 31, 2005 and 2004, maturities on FHLBB advances ranged from overnight to September 2006. The Company has borrowing arrangements with the FHLBB, which have been utilized on an overnight, short-term and long-term basis to satisfy funding requirements. The aggregate amounts of these borrowing arrangements at December 31, 2005 and 2004 were $0.8 billion and $0.6 billion, respectively, of which $0.5 billion and $0.3 billion, respectively, were utilized at December 31, 2005 and 2004. Approximately $2.4 billion and $1.6 billion of securities were pledged to collateralize these advances as of December 31, 2005 and 2004, respectively. The weighted-average interest rate paid on short-term and other borrowings was 3.31% and 2.13% for the years ended December 31, 2005 and 2004, respectively.

9. Income Taxes

The components of income tax expense are as follows (Dollars in thousands):

	December 31, 2005	December 31, 2004	December 31, 2003
Current:
Federal	$76,533	$62,690	$32,752
State	5,420	5,892	14,310
Foreign	1,026	1,247	52
Total current	82,979	69,829	47,114
Deferred:
Federal	(9,543)	3,413	5,989
State	1,788	94	(338)
Foreign	811	(510)	—
Total deferred	(6,944)	2,997	5,651
Total income taxes	$76,035	$72,826	$52,765

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

9. Income Taxes (Continued)

Differences between the effective income tax rate and the federal statutory rates are as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Federal statutory rate	35.00%	35.00%	35.00%
State income tax rate, net of federal benefit	2.00	1.81	6.25
Tax-exempt income, net of disallowance	(2.89)	(3.61)	(4.89)
Foreign taxes	0.83	—	—
Undistributed foreign earnings	(4.12)	—	—
Other	1.41	0.71	(0.01)
Effective tax rate	32.23%	33.91%	36.35%

At December 31, 2005, the Company had a foreign non-capital loss carryforward of approximately $1.6 million, which begins to expire in 2009. In accordance with the provisions of SFAS 109, the Company believes that it is more likely than not that the deferred tax asset of $0.6 million will not be realized. As a result, a valuation allowance for the entire deferred tax asset amount has been recorded.

The Company provides U.S. federal income taxes on the unremitted earnings of foreign subsidiaries, except to the extent that such earnings are permanently reinvested outside the United States. At December 31, 2005, there were accumulated unremitted earnings of certain foreign subsidiaries of $27.7 million. Pursuant to the provisions of APB 23, the Company has not provided for U.S. federal income taxes or foreign withholding taxes on these earnings since it is the Company’s current intention to permanently reinvest those earnings outside of the U.S. If the capital in these subsidiaries had been temporarily invested, a U.S. deferred tax liability of $6.9 million would have been recorded.

In March 2003, a retroactive change in the Commonwealth of Massachusetts tax law disallowed a dividends received deduction taken by the Bank on dividends it had received since 1999 from a wholly-owned real estate investment trust. During the second quarter of 2003, the Company settled this disputed tax assessment with the Massachusetts Department of Revenue, agreeing to pay approximately 50% of the liability. As a result of this retroactive change in tax law, the Company recorded an additional state tax expense of approximately $7.2 million, net of federal income tax benefit, in 2003.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

9. Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following (Dollars in thousands):

	December 31, 2005	December 31, 2004
Deferred tax assets:
Securities available for sale	$16,622	$—
Employee benefit plans	7,094	3,883
Other	3,691	1,350
Deferred tax assets	27,407	5,233
Valuation allowance	(565)	—
Total deferred tax assets	26,842	5,233
Deferred tax liabilities:
Unrealized hedging gain	(13,224)	(2,306)
Depreciation and amortization	(10,698)	(9,882)
Undistributed income of foreign subsidiaries	(69)	(6,160)
Pension plan	(1,196)	(1,172)
Securities available for sale	—	(10,162)
Total deferred tax liabilities	(25,187)	(29,682)
Net deferred tax asset (liability)	$1,655	$(24,449)

10. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Junior  Subordinated Deferrable Interest Debentures of the Company

On January 31, 1997, Investors Capital Trust I (“ICTI”), a trust sponsored and wholly-owned by the Company, issued $25 million in 9.77% Trust Preferred Securities (the “Capital Securities”), the proceeds of which were invested by the trust in the same aggregate principal amount of the Company’s newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the “Junior Subordinated Debentures”). The Capital Securities have a call date of February 1, 2007. The $25 million aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of ICTI. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations under (i) the Junior Subordinated Debentures; (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued; and (iii) the Amended and Restated Declaration of Trust governing ICTI, constitutes a full and unconditional guarantee of ICTI’s obligations under the Capital Securities. No other subsidiary of the Company guarantees these Capital Securities. Certain of the Company’s subsidiaries may require prior approval of the Commissioner of Banks of the Commonwealth of Massachusetts if the total dividends for a calendar year would exceed net profits for the year combined with retained net profits for the previous two years. These restrictions on the ability to pay dividends to the Company may restrict the Company’s ability to pay dividends to its shareholders.

Effective October 1, 2003, the Company adopted provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”). As a result of the adoption of FIN 46, the Company was required to deconsolidate ICTI, the wholly-owned trust that issued the Capital

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

10. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Junior  Subordinated Deferrable Interest Debentures of the Company (Continued)

Securities. Therefore, the Company presents in its consolidated financial statements junior subordinated debentures as a liability and its investment in ICTI as a component of other assets. The income for the three months during 2003 that ICTI was not consolidated is considered immaterial.

11. Stockholders’ Equity

As of December 31, 2005, the Company’s capital stock consisted of authorized 1,000,000 shares of preferred stock and 175,000,000 shares of common stock, all with a par value of $0.01 per share.

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

The Company has four equity incentive plans: the Amended and Restated 1995 Stock Plan (“Stock Plan”), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (“Director Plan”), the 1997 Employee Stock Purchase Plan (“ESPP”) and the 2005 Equity Incentive Plan, which was approved by the stockholders on April 14, 2005 (the “2005 Plan”). The 2005 Plan supersedes both the Stock Plan and the Director Plan, both of which continue in effect only with regard to options outstanding under those plans. Pursuant to the terms of the 2005 Plan, awards under the 2005 Plan may include incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. There were no amendments to any plans during the year ended December 31, 2005.

Effective with the start of the 2005 Plan, 45,703 shares of the Director Plan and 3,439,197 shares of the Stock Plan were transferred to the 2005 Plan. On April 14, 2005, the shareholders authorized an additional 2,000,000 shares of common stock for issuance under the 2005 Plan.

Of the shares authorized for issuance under the 2005 Plan at December 31, 2005, 4,104,013 were available for grant as of that date. No options were granted to consultants during the years ended December 31, 2005, 2004 and 2003.

At the Annual Meeting of Stockholders of the Company held on April 13, 2004, stockholders approved an amendment to the Company’s ESPP to increase the number of shares of common stock that may be issued thereunder from 1,120,000 to 1,620,000.

The Company has recorded deferred compensation of $0.3 million and $0.6 million at December 31, 2005 and 2004, respectively. Amortization of deferred compensation was $0.3 million, $0.3 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

11. Stockholders’ Equity (Continued)

A summary of option activity under the Director Plan, Stock Plan and 2005 Plan are as follows:

	December 31, 2005		December 31, 2004		December 31, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,929,352	$28	6,547,086	$24	6,621,157	$22
Granted	1,518,580	39	902,558	41	737,399	34
Exercised	(454,146)	22	(1,396,211)	20	(654,230)	9
Canceled	(74,470)	35	(124,081)	32	(157,240)	32
Outstanding at end of year	6,919,316	31	5,929,352	28	6,547,086	24
Outstanding and exercisable at year end	6,510,182		4,949,879		4,712,586

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2005	Weighted- Average Exercise Price
$0-10	669,684	2.4 years	$6	669,684	$6
10-20	692,239	3.2	11	692,239	11
20-30	68,620	4.9	25	65,530	25
30-40	4,588,428	7.2	35	4,259,461	35
40-50	893,932	8.3	41	816,855	41
50-60	6,413	5.2	51	6,413	51
	6,919,316	6.5	31	6,510,182	30

Under the terms of the ESPP, the Company may issue up to 1,620,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The ESPP permits eligible employees to purchase up to 8,000 shares of common stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the market value of the common stock on the first business day of the payment period (rounded to the next quarter-dollar), or (ii) 90% of the market value of the common stock on the last business day of the payment

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

11. Stockholders’ Equity (Continued)

period (rounded to the next quarter-dollar). The payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

A summary of the ESPP shares is as follows:

	December 31,
	2005	2004	2003
Total shares available under the Plan, beginning of year	636,267	227,504	356,875
Approved increase in shares available	—	500,000	—
Issued at June 30	(54,862)	(47,681)	(70,606)
Issued at December 31	(59,842)	(43,556)	(58,765)
Total shares available under the plan, end of year	521,563	636,267	227,504

During the year ended December 31, 2005, the purchase prices of the stock were $34.25 and $33.25, or 90% of the market value of the common stock on the last business day of the payment period ending June 30, 2005 and December 31, 2005, respectively.

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

In July 2005, the Company announced that its Board of Directors authorized a repurchase plan of up to $150.0 million of the Company’s common stock in the open market over the twelve months following the announcement. The plan expires in June 2006. During the year ended December 31, 2005, the Company repurchased $70.7 million of its common stock.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

12. Comprehensive Income

Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. The Company’s other comprehensive income and related tax effects for the years ended December 31, 2005, 2004 and 2003 are as follows (Dollars in thousands):

	Pre-tax	Tax (Expense)	After-tax
	Amount	Benefit	Amount
2005
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(60,552)	$21,481	$(39,071)
Less: reclassification adjustment for gains included in net income	12,397	(5,185)	7,212
Net unrealized holding losses arising during the period	(72,949)	26,666	(46,283)
Other	394	(165)	229
Net unrealized losses	(72,555)	26,501	(46,054)
Net unrealized derivative instrument gain	18,002	(7,529)	10,473
Amortization of terminated interest rate swap agreements	(2,970)	1,242	(1,728)
Currency translation adjustment	52	—	52
Other comprehensive income	$(57,471)	$20,214	$(37,257)
2004
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(9,168)	$3,202	$(5,966)
Less: reclassification adjustment for gains included in net income	234	(82)	152
Net unrealized holding losses arising during the period	(9,402)	3,284	(6,118)
Other	(2,671)	935	(1,736)
Net unrealized losses	(12,073)	4,219	(7,854)
Net unrealized derivative instrument gain	19,984	(6,994)	12,990
Amortization of terminated interest rate swap agreements	63	(22)	41
Currency translation adjustment	846	—	846
Other comprehensive income	$8,820	$(2,797)	$6,023
2003
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(18,006)	$6,046	$(11,960)
Other	(1,542)	539	(1,003)
Net unrealized losses	(19,548)	6,585	(12,963)
Net unrealized derivative instrument gain	17,663	(5,878)	11,785
Amortization of transition-related adjustment	361	(127)	234
Currency translation adjustment	577	—	577
Other comprehensive income	$(947)	$580	$(367)

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

13. Employee Benefit Plans

Pension Plan—The Company has a trusteed, noncontributory, qualified defined benefit pension plan (‘Pension Plan’) covering substantially all of its employees who were hired before January 1, 1997. The benefits are based on years of service and the employee’s compensation during employment. Generally, the Company’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to  service to date, but also for benefits expected to be earned in the future. The plan document was amended in December 2001 and December 2004 to freeze benefit accruals for certain highly compensated participants. Effective January 1, 2006, no further Pension Plan benefit will accrue on behalf of any Pension Plan participant, and effective December 31, 2005, all Pension Plan participant’s accounts were frozen. The Company uses a December 31 measurement date for this plan.

Supplemental Retirement Plan—The Company also has a nonqualified, unfunded, supplemental retirement plan (‘SERP’) which was established in 1994 and covers certain employees and pays benefits that supplement any benefits paid under the Pension Plan. Benefits under the SERP are generally based on compensation not includable in the calculation of benefits to be paid under the Pension Plan. The plan document was amended in April 2000 to eliminate the compensation cap and include bonuses and commissions of certain employees. The Company uses a December 31 measurement date for this plan.

The following table sets forth the status of the Company’s Pension Plan and SERP (Dollars in thousands):

	December 31, 2005		December 31, 2004
	Pension Plan	SERP	Pension Plan	SERP
Change in benefit obligation:
Benefit obligation at beginning of year	$22,141	$23,543	$18,050	$15,500
Service cost	744	1,788	927	953
Interest cost	1,143	1,475	1,110	969
Actuarial loss	249	1,057	3,282	6,121
Benefits paid	(1,100)	(287)	(1,228)	—
Curtailments	(6,360)	—	—	—
Projected benefit obligation at the end of the year	16,817	27,576	22,141	23,543
Change in plan assets:
Assets at the beginning of the year	17,185	—	17,246	—
Employer contributions	—	287	—	—
Actual return	803	—	1,167	—
Benefits paid	(1,100)	(287)	(1,228)	—
Assets at the end of the year	16,888	—	17,185	—
Funded status	71	(27,576)	(4,956)	(23,543)
Unrecognized net transition (asset) obligation	(28)	10	(67)	15
Unrecognized prior service cost	—	2,294	(296)	2,439
Unrecognized net loss	2,817	12,902	8,668	12,787
Net amount recognized	$2,860	$(12,370)	$3,349	$(8,302)

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

13. Employee Benefit Plans (Continued)

Amounts recognized in the consolidated balance sheet consist of the following (Dollars in thousands):

	December 31, 2005		December 31, 2004
	Pension Plan	SERP	Pension Plan	SERP
Prepaid benefit cost	$2,860	$—	$3,349	$—
Accrued benefit cost	—	(18,074)	—	(14,019)
Intangible assets	—	2,304	—	2,454
Accumulated other comprehensive income	—	3,400	—	3,263
Net amount recognized	$2,860	$(12,370)	$3,349	$(8,302)

The accumulated benefit obligation for the Pension Plan was $16.8 million and $16.0 million at December 31, 2005 and 2004, respectively. The accumulated benefit obligation for the SERP was $18.1 million and $14.0 million at December 31, 2005 and 2004, respectively.

Net periodic pension cost for the Company’s Pension Plan and SERP included the following components (Dollars in thousands):

	December 31, 2005		December 31, 2004
	Pension Plan	SERP	Pension Plan	SERP
Service cost—benefits earned / benefit obligations	$744	$1,788	$927	$953
Interest cost on projected benefit obligations	1,143	1,475	1,110	969
Expected return on plan assets	(1,435)	—	(1,450)	—
Curtailment gain	(275)	—	—	—
Net amortization and deferral	313	1,092	240	591
Net periodic pension cost	$490	$4,355	$827	$2,513

The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:

	December 31, 2005		December 31, 2004
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	5.75%	5.75%	5.80%	5.80%
Rate of compensation increases	4.00	4.00-10.00	4.00	4.00-10.00

The weighted-average discount rate, rate of increase in future compensation levels and expected rate of return on plan assets used in determining the net periodic pension cost were as follows:

	December 31, 2005		December 31, 2004
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	5.80%	5.80%	6.25%	6.25%
Rate of compensation increases	4.00	4.00	3.75	3.75
Expected rate of return on plan assets	8.50	—	8.50	—

The Company has utilized an expected rate of return on plan assets of 8.50%, which is consistent with the weighted-average of the historical return indices for specific portfolio assets.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

13. Employee Benefit Plans (Continued)

The Company’s Pension Plan allocation by asset category is as follows:

Asset Category	December 31, 2005	December 31, 2004
Cash and short-term investments	1.3%	0.5%
Equity securities	68.4	69.2
Debt securities	30.3	30.3
Total	100.0%	100.0%

The Company’s core investment objectives for the Pension Plan are long-term capital appreciation and growth of income, while protecting the principal value of trust assets from long-term permanent loss and, within reason, from large short-term fluctuations. The approved investment policies of the trust anticipate fixed income investments to compose 25-55% and equity securities to compose 45-75% of the total portfolio. Cash equivalents may be used to provide liquidity, income and stability to the portfolio.

Cash and short-term investments represent money market funds at December 31, 2005 and 2004. Equity securities supply current income and growth through market appreciation. The Company invests in quality companies with securities that are readily marketable. The equity securities portfolio is diversified with no more than 10% of the portfolio invested in any one particular industry at December 31, 2005 and 2004. Debt securities offer a source of current income and reduce the variability of the portfolio’s total market value. Fixed income investments were limited to issues by the United States Government and its agencies, and investment grade corporate bonds at December 31, 2005 and 2004. The Pension Plan was in full compliance with the approved pension objectives and policies for the years ended December 31, 2005 and 2004. At December 31, 2005 and 2004, the pension did not hold any securities of the Company.

The Company does not expect to contribute to its Pension Plan during 2006.

At December 31, 2005 and 2004, the SERP remained an unfunded plan. The Company does not expect to contribute to the SERP during 2006.

The following table shows the expected future benefit payments for the next ten years (Dollars in thousands):

	Pension Plan	SERP
2006	$244	$167
2007	290	171
2008	315	175
2009	376	180
2010	407	188
2011 - 2015	3,003	1,410

Employee Savings Plan—The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $3.7 million for the year ended December 31, 2005 and $3.2 million for the years ended December 31, 2004 and 2003.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

14. Off Balance Sheet Financial Instruments

Lines of Credit—At December 31, 2005, the Company had commitments to mutual funds and individuals under collateralized open lines of credit totaling $1.1 billion, against which $240.3 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at December 31, 2005 totaled $7.7 billion, while the fair value of the portfolio totaled approximately $7.4 billion. Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

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

15. Derivative Financial Instruments

Interest Rate Contracts—Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable-rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company has experienced no terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

15. Derivative Financial Instruments (Continued)

less than the notional value. As of December 31, 2005, the positive fair value related to the Company’s interest rate contracts was approximately $24.3 million.

The Company enters into pay-fixed/receive-floating interest rate swap agreements. These instruments have been designated as cash flow hedges of variable-rate liabilities and a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates (thereby resulting in a variable interest expense pattern). The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.9 billion and $1.6 billion at December 31, 2005 and 2004, respectively. These contracts had net fair values of approximately $24.2 million and $1.5 million at December 31, 2005 and 2004, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheets. See also Note 17 for additional information on the fair value of the interest rate contracts.

For the years ended December 31, 2005 and 2004, the Company recognized net pre-tax gains of $3.5 million and $4.1 million, respectively, which represented the total ineffectiveness for all cash flow hedges. For the year ended December 31, 2003, total ineffectiveness related to cash flow hedges had an insignificant impact on earnings.

As of December 31, 2005, the Company expects that approximately $9.3 million of deferred net after-tax gains on derivative contracts included in other comprehensive income will be reclassified to net interest income within the next twelve months. This expectation is based on the net discounted cash flows from existing cash flow hedging derivatives, as well as the amortization of gains from the terminated cash flow hedging derivatives.

Foreign Exchange Contracts—Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of spot, forward and swap contracts. Spot contracts call for the exchange of one currency for another and usually settle in two business days. Forward contracts call for the exchange of one currency for another at a date beyond spot. In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned. The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value of the Company’s foreign exchange contracts at December 31, 2005 and 2004 was $6.3 billion and $6.9 billion, respectively. As of December 31, 2005, the Euro foreign exchange contracts represented approximately 57% of the of the notional value outstanding. As of December 31, 2004, the British Pound foreign exchange contracts represented approximately 43% of the notional value outstanding. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheets. Unrealized gains in other assets were $20.8 million and $99.6 million at December 31, 2005 and 2004, respectively. Unrealized losses in other liabilities were $19.7 million and $98.5 million at December 31, 2005 and 2004, respectively. See also Note 17 for additional information on the fair value of the Company’s foreign exchange contracts. Foreign exchange contracts with the same counterparty are netted in the Company’s consolidated balance sheets when a master netting agreement exists. These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

15. Derivative Financial Instruments (Continued)

Other—The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At December 31, 2005 and 2004, the Company had $97.5 million and $672.2 million, respectively, of fixed price purchase contracts outstanding to purchase investment securities. Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

16. Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the Federal Reserve Bank (‘FRB’) for the two-week period including December 31, 2005 was approximately $51.9 million. In addition, the Company’s balance sheet includes deposits totaling $43.9 million, which were pledged to secure clearings with depository institutions at December 31, 2005.

Lease Commitments—Minimum future commitments on noncancelable operating leases at December 31, 2005 were as follows (Dollars in thousands):

Fiscal Year Ending	Bank Premises	Equipment	Total
2006	$28,502	$3,684	$32,186
2007	27,734	1,847	29,581
2008	23,959	508	24,467
2009	22,935	5	22,940
2010	22,935	1	22,936
2011 and beyond	86,432	—	86,432
Total	$212,497	$6,045	$218,542

Total rent expense was approximately $29.2 million, $33.4 million and $36.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In December 2005, the Company renewed its five-year service agreement with Electronic Data Systems (‘EDS’), which now expires December 31, 2008. Under the terms of the agreement, EDS provides data processing services to the Company, which has agreed to pay certain monthly service fees based on usage. Service expense under this contract was $7.3 million, $8.3 million and $7.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2004, the Company renewed its agreement with SEI Investments Company (‘SEI’), which now expires on December 31, 2009. Under the terms of this agreement, SEI provides data processing services to the Company, which has agreed to pay certain monthly service fees based upon usage. Service expense under this contract was $5.3 million, $5.0 million and $4.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2004, the Company signed a service agreement with International Business Machines Corporation (‘IBM’). Under the terms of this agreement, IBM provides support for our network and hardware environments and our help desk services. We have agreed to pay certain monthly services fees based upon

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

16. Commitments and Contingencies (Continued)

usage. This agreement expires June 30, 2011. Service expense under this contract was $13.7 million and $9.5 million for the years ended December 31, 2005 and 2004, respectively.

Contingencies—Assets held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there were no contingent liabilities at December 31, 2005 that were material to the consolidated financial position or results of operations of the Company.

On June 27, 2003, the Company and an individual employee of the Company were named in a lawsuit alleging, among other things, that the Company breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. (‘Opus’), and that the individual employee of the Company engaged in a breach of fiduciary duties and tortious interference with a contract. Opus had been a subadviser to the Merrimac Funds, for which the Company acts as investment adviser. Upon the expiration of Opus’s contract on June 1, 2003, the Merrimac Funds elected not to re-appoint Opus as subadviser. The lawsuit was filed in Superior Court in Worcester, Massachusetts and seeks unspecified damages. The lawsuit is currently in the discovery phase. The Company believes that the claims are without merit and intends to vigorously defend the rights of the Company. However, the Company cannot predict the outcome of this lawsuit at this time, and the Company can give no assurance that it will not affect the Company’s financial condition or results of operations in a materially adverse way.

In July 2000, two of the Company’s Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. (‘ITC’) and Investors Fund Services (Ireland) Ltd. (‘IFS’), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the ‘Fund’), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund’s investment manager, Ernst & Young, LLP, the Fund’s auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund’s closing to subscriptions in June 1999.

In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Company has notified its insurers and intends to defend this claim vigorously. Based on its investigation through December 31, 2005, the Company does not expect this matter to have a material adverse effect on its business, financial condition or results of operations.

Investors Financial Services Corp. and five of its officers are named as defendants in three purported class action complaints that were filed on or about August 4, 2005, August 15, 2005, and September 30, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts. Among other things, the complaints filed on August 4, 2005 and August 15, 2005 assert that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period October 15, 2003 until July 15, 2005. Among other things, the complaint filed on September 30, 2005 asserts that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

16. Commitments and Contingencies (Continued)

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

17. Fair Value of Financial Instruments

The carrying amount and estimated fair value of financial instruments are as follows (Dollars in thousands):

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$79,637	$79,637	$49,059	$49,059
Securities held to maturity	6,761,930	6,725,729	5,942,717	5,937,462
Securities available for sale	4,369,720	4,369,720	4,565,505	4,565,505
Loans, net of allowance	402,370	402,370	134,530	134,530
Interest rate contracts	24,251	24,251	1,849	1,849
Foreign exchange contracts	20,805	20,805	99,576	99,576
Financial Liabilities:
Deposits	$4,992,590	$4,992,590	$5,396,382	$5,396,382
Securities sold under repurchase agreements	4,797,868	4,736,958	4,255,497	4,197,590
Short-term and other borrowings	1,356,649	1,356,649	594,681	594,411
Interest rate contracts	101	101	310	310
Foreign exchange contracts	19,665	19,665	98,531	98,531

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

17. Fair Value of Financial Instruments (Continued)

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for the purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Securities sold under repurchase agreements and short-term and other borrowings—Fair values of the Company’s long-term borrowings and long-term repurchase agreements were based on quoted market prices, when available, and prevailing market rates for borrowings of similar terms. Carrying amounts for short-term borrowings and short-term repurchase agreements approximate fair value due to the short-term nature of these instruments.

Interest rate contracts—Fair values were based on the estimated amount that the Company would receive or pay to terminate the swap agreements, taking into account the current interest rates and the creditworthiness of the swap counterparties.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined)

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

18. Regulatory Matters (Continued)

to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital
(to Risk-Weighted Assets-the Company)	$731,833	18.50%	$316,553	8.00%	N/A	N/A
Total Capital
(to Risk-Weighted Assets-the Bank)	$720,113	18.21%	$316,349	8.00%	$395,436	10.00%
Tier 1 Capital
(to Risk-Weighted Assets-the Company)	$731,733	18.49%	$158,276	4.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets-the Bank)	$720,013	18.21%	$158,174	4.00%	$237,262	6.00%
Tier 1 Capital
(to Average Assets-the Company)	$731,733	5.95%	$491,685	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets-the Bank)	$720,013	5.86%	$491,549	4.00%	$614,437	5.00%
As of December 31, 2004:
Total Capital
(to Risk-Weighted Assets-the Company)	$636,219	20.54%	$247,782	8.00%	N/A	N/A
Total Capital
(to Risk-Weighted Assets-the Bank)	$618,166	19.98%	$247,572	8.00%	$309,465	10.00%
Tier 1 Capital
(to Risk-Weighted Assets-the Company)	$636,119	20.54%	$123,891	4.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets-the Bank)	$618,066	19.97%	$123,786	4.00%	$185,679	6.00%
Tier 1 Capital
(to Average Assets-the Company)	$636,119	5.85%	$435,080	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets-the Bank)	$618,066	5.68%	$435,017	4.00%	$543,772	5.00%

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003.

18. Regulatory Matters (Continued)

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

The operations of the Company’s securities broker affiliate, Investors Securities Services, LLC (‘ISS’), are subject to federal and state securities laws, as well as the rules of both the SEC and the NASD. Management believes, as of December 31, 2005, that ISS is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s captive insurance affiliate, Investors Vermont Insurance Company (‘IVIC’), are subject to the laws and regulations of the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration. Management believes, as of December 31, 2005, that IVIC is in material compliance with all of the foregoing requirements to which it is subject.

In June 2004, the Basel Committee on Banking Supervision (‘Basel Committee’) released the document “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”. The Framework, also referred to as Basel II, is designed to secure international convergence on regulations and standards governing the capital adequacy of internationally active banking organizations. In September 2005, the FFIEC (U.S. banking and thrift supervisory agencies) revised guidance on the timing and qualification process for U.S. banks that will become subject to Basel II. The new rules as applied in the U.S. are expected to become effective on January 1, 2009, subject to transitional parallel testing beginning on January 1, 2008. Although the Company is not required to be compliant with the new rules, the Company is in the process of developing an implementation program to achieve Basel II compliance. Ultimately, U.S. implementation of Basel II will depend on, and will be subject to, final regulations and related policies promulgated by the FFIEC supervisory agencies. The Company cannot predict the final form of the rules, nor their impact on the Company’s risk-based capital.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003.

19. Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	December 31,
	2005	2004	2003
Interest income:
Federal Funds sold and securities sold under repurchase agreements	$2,250	$667	$326
Investment securities held to maturity and available for sale	436,193	307,895	243,191
Loans	9,262	4,587	3,577
Total interest income	$447,705	$313,149	$247,094
Interest expense:
Deposits	$77,706	$50,721	$39,819
Securities sold under repurchase agreements	142,681	54,376	29,371
Short-term and other borrowings	54,473	17,952	21,626
Junior subordinated debentures	2,420	2,420	2,364
Total interest expense	$277,280	$125,469	$93,180
Net interest income	$170,425	$187,680	$153,914

20. Selected Quarterly Financial Data (unaudited) (Dollars in thousands, except per share data):

	First	Second	Third	Fourth
Year Ended December 31, 2005	Quarter	Quarter	Quarter	Quarter
Noninterest income	$120,176	$128,676	$131,215	$145,470
Interest income	98,055	108,103	114,512	127,035
Interest expense	50,442	66,057	76,471	84,310
Operating expenses	104,792	113,237	116,130	125,950
Income before income taxes	62,997	57,485	53,126	62,245
Income taxes	22,049	13,358	17,894	22,734
Net income	40,948	44,127	35,232	39,511
Basic earnings per share	0.61	0.66	0.54	0.61
Diluted earnings per share	0.60	0.64	0.53	0.60

	First	Second	Third	Fourth
Year Ended December 31, 2004	Quarter	Quarter	Quarter	Quarter
Noninterest income	$106,770	$109,741	$100,572	$108,408
Interest income	73,636	69,140	80,474	89,899
Interest expense	25,215	27,065	32,207	40,982
Operating expenses	100,134	100,700	94,491	103,058
Income before income taxes	55,057	51,116	54,348	54,267
Income taxes	18,504	17,120	18,214	18,988
Net income	36,553	33,996	36,134	35,279
Basic earnings per share	0.56	0.51	0.54	0.54
Diluted earnings per share	0.54	0.50	0.53	0.52

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003.

21. Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue			Long-Lived Assets
	For the Years Ended December 31,			December 31	December 31
Geographic Information	2005	2004	2003	2005	2004
United States	$653,305	$579,168	$468,724	$141,810	$141,801
Ireland	37,061	28,835	18,601	6,325	5,930
Canada	5,427	4,989	2,579	385	121
Cayman Islands	166	179	203	—	—
United Kingdom	3	—	—	850	—
Total	$695,962	$613,171	$490,107	$149,370	$147,852

Barclays Global Investors, N.A. (‘BGI’) accounted for 18%, 17% and 16% of the Company’s consolidated net operating revenues for the years ended December 31, 2005, 2004 and 2003, respectively. No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues in the years ended December 31, 2005, 2004 and 2003.

The following represents the Company’s asset servicing fees by service line (Dollars in thousands):

	For the Years Ended
	December 31,
Asset servicing fees by service lines:	2005	2004	2003
Core service fees:
Custody, multicurrency accounting and fund administration	$375,596	$314,272	$254,225
Value-added service fees:
Foreign exchange	62,107	54,466	36,501
Cash management	37,592	26,396	20,884
Securities lending	22,536	10,385	8,903
Investment advisory	8,442	15,020	11,777
Other service fees	2,786	2,661	1,296
Total value-added service fees	133,463	108,928	79,361
Total	$509,059	$423,200	$333,586

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

22. Financial Statements of Investors Financial Services Corp. (Parent Only)

The following represents the separate condensed financial statements of IFSC (Dollars in thousands):

Statements of Income	December 31, 2005	December 31, 2004	December 31, 2003
Equity in undistributed income of bank subsidiary	$99,809	$144,595	$95,088
Equity in undistributed income of nonbank subsidiary	—	—	278
Equity in undistributed loss of unconsolidated nonbank subsidiary	(28)	(28)	(8)
Dividend income from bank subsidiary	63,000	—	—
Dividend income from nonbank subsidiaries	—	—	57
Dividend income from unconsolidated nonbank subsidiary	76	76	19
Interest expense on junior subordinated deferrable interest debentures	(2,420)	(2,420)	(2,420)
Operating expenses	(2,254)	(1,703)	(2,214)
Income tax benefit	1,635	1,442	1,621
Net Income	$159,818	$141,962	$92,421

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

22. Financial Statements of Investors Financial Services Corp. (Parent Only) (Continued)

Balance Sheets	December 31, 2005	December 31, 2004
Assets:
Cash	$10,303	$14,312
Investments in bank subsidiary	785,138	720,501
Investments in nonbank subsidiaries	710	738
Receivable due from bank subsidiary	1,991	2,035
Other assets	709	650
Total Assets	$798,851	$738,236
Liabilities and Stockholders’ Equity:
Liabilities:
Accrued expenses	$62	$43
Payable due to nonbank subsidiary	1,157	1,157
Subordinated debt	24,774	24,774
Total liabilities	25,993	25,974
Stockholders’ Equity:
Common stock	672	667
Surplus	286,265	272,536
Deferred compensation	(311)	(572)
Retained earnings	572,549	418,034
Accumulated other comprehensive (loss) income, net	(13,369)	23,888
Treasury stock	(72,948)	(2,291)
Total stockholders’ equity	772,858	712,262
Total Liabilities and Stockholders’ Equity	$798,851	$738,236

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

22. Financial Statements of Investors Financial Services Corp. (Parent Only) (Continued)

Statements of Cash Flows	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income	$159,818	$141,962	$92,421
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of deferred compensation	261	316	483
Amortization of premium expense	28	28	195
Change in assets and liabilities:
Receivable due from bank subsidiary	44	(376)	942
Income tax receivable	(98)	484	(484)
Other assets	13	(8)	(861)
Payable due to nonbank subsidiary	—	—	1,155
Accrued expenses	19	(13)	14
Equity in undistributed income of bank subsidiary	(99,809)	(144,595)	(95,088)
Equity in undistributed income of nonbank subsidiary	—	—	(278)
Equity in undistributed loss of unconsolidated nonbank subsidiary	28	28	8
Net cash provided by operating activities	60,304	(2,174)	(1,493)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,779	16,068	2,977
Proceeds from issuance of common stock	3,868	3,355	3,387
Common stock repurchased	(70,657)	(1,741)	(550)
Dividends paid	(5,303)	(4,629)	(3,904)
Net cash used in financing activities	(64,313)	13,053	1,910
Net (decrease) increase in cash and due from banks	(4,009)	10,879	417
Cash and due from banks, beginning of year	14,312	3,433	3,016
Cash and due from banks, end of year	$10,303	$14,312	$3,433