Form 10-Q
period 2006-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 2006-05-04
CIK 949589

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

As of April 30, 2006 there were 65,754,953 shares of common stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I.  FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

Investors Financial Services Corp.

Unaudited Consolidated Balance Sheets

March 31, 2006 and December 31, 2005 (Dollars in thousands, except share data)

	March 31, 2006	December 31, 2005

Assets
Cash and due from banks	$101,438	$79,637
Federal Funds sold	525,000	—
Other short-term investments	6,089	—
Securities held to maturity (including securities pledged of $4,940,848 and $4,529,421 at March 31, 2006 and December 31, 2005, respectively) (approximate fair value of $6,444,686 and $6,725,729 at March 31, 2006 and December 31, 2005, respectively) (Note 3)	6,496,151	6,761,930
Securities available for sale (including securities pledged of $2,756,971 and $2,997,958 at March 31, 2006 and December 31, 2005, respectively) (Note 3)	4,498,151	4,369,720
Nonmarketable equity securities (Note 3)	50,000	50,000
Loans, less allowance for loan losses of $100 at March 31, 2006 and December 31, 2005 (Note 4)	307,921	402,370
Accrued interest and fees receivable	123,770	119,583
Equipment and leasehold improvements, less accumulated depreciation of $54,390 and $59,156 at March 31, 2006 and December 31, 2005, respectively	79,307	69,401
Goodwill, net	79,969	79,969
Other assets	159,008	163,783

Total Assets	$12,426,804	$12,096,393

Liabilities and Stockholders’ Equity

Liabilities:
Deposits (Note 5):
Demand	$644,884	$537,558
Savings	4,511,666	4,224,908
Time	268,141	230,124
Total deposits	5,424,691	4,992,590

Securities sold under repurchase agreements (Note 6)	4,792,011	4,797,868
Short-term and other borrowings (Note 7)	1,187,203	1,356,649
Due to brokers for open trades payable	11,949	21,293
Junior subordinated deferrable interest debentures	24,774	24,774
Accrued taxes and other expenses	61,348	45,077
Other liabilities	104,629	85,284
Total liabilities	11,606,605	11,323,535

Commitments and contingencies (Note 12)	—	—

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued: none at March 31, 2006 and December 31, 2005)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000; issued: 65,531,272 and 65,052,637 at March 31, 2006 and December 31, 2005, respectively)	677	672
Surplus	303,733	286,265
Deferred compensation	—	(311)
Retained earnings	608,483	572,549
Accumulated other comprehensive loss, net	(19,746)	(13,369)
Treasury stock, at cost (2,124,669 shares at March 31, 2006 and December 31, 2005)	(72,948)	(72,948)
Total stockholders’ equity	820,199	772,858
Total Liabilities and Stockholders’ Equity	$12,426,804	$12,096,393

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.

Unaudited Consolidated Statements of Income and Comprehensive Income

Three Months Ended March 31, 2006 and 2005 (Dollars in thousands, except per share data)

	March 31, 2006	March 31, 2005
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$107,759	$88,544
Value-added service fees	40,544	26,659
Total asset servicing fees	148,303	115,203
Other operating income	1,164	785
Gain on sale of investments	—	4,188
Total fees and other revenue	149,467	120,176

Interest income	134,437	98,055
Interest expense	91,116	50,442
Net interest income	43,321	47,613
Net operating revenue	192,788	167,789

Operating Expenses:
Compensation and benefits	76,998	56,919
Technology and telecommunications	17,338	12,836
Transaction processing services	13,672	11,120
Depreciation and amortization	7,806	7,891
Occupancy	7,551	6,613
Professional fees	3,461	2,973
Travel and sales promotion	1,931	1,349
Insurance	973	1,129
Other operating expenses	5,954	3,962
Total operating expenses	135,684	104,792

Income Before Income Taxes	57,104	62,997

Provision for income taxes	19,701	22,049

Net Income	$37,403	$40,948
Basic Earnings Per Share	$0.57	$0.61
Diluted Earnings Per Share	$0.56	$0.60

Comprehensive Income:
Net income	$37,403	$40,948
Other comprehensive loss:
Net unrealized investment loss	(9,197)	(26,239)
Net unrealized derivative instrument gain	2,691	8,683
Cumulative translation adjustment	129	(120)
Other comprehensive loss	(6,377)	(17,676)
Comprehensive income	$31,026	$23,272

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.

Unaudited Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2006 and 2005 (Dollars in thousands, except share data)

	March 31,	March 31,
	2006	2005
Common shares
Balance, beginning of period	65,052,637	66,595,349
Exercise of stock options	478,635	200,894
Balance, end of period	65,531,272	66,796,243

Treasury shares
Balance, beginning of period	2,124,669	73,235
Balance, end of period	2,124,669	73,235

Common stock
Balance, beginning of period	$672	$667
Exercise of stock options	5	2
Balance, end of period	677	669

Surplus
Balance, beginning of period	286,265	272,536
Exercise of stock options	15,314	5,638
Tax benefit from exercise of stock options	2,361	1,179
Transfer of deferred compensation to surplus	(311)	—
Amortization of deferred compensation	104	—
Balance, end of period	303,733	279,353

Deferred compensation
Balance, beginning of period	(311)	(572)
Transfer of deferred compensation to surplus	311	—
Amortization of deferred compensation	—	107
Balance, end of period	—	(465)

Retained earnings
Balance, beginning of period	572,549	418,034
Net income	37,403	40,948
Cash dividend, $0.0225 and $0.0200 per share in the three-month periods ending March 31, 2006 and 2005, respectively	(1,469)	(1,332)
Balance, end of period	608,483	457,650

Accumulated other comprehensive (loss) income, net
Balance, beginning of period	(13,369)	23,888
Net unrealized investment loss	(9,197)	(26,239)
Net unrealized derivative instrument gain	3,164	8,794
Amortization of terminated interest rate swap agreements	(473)	(111)
Cumulative translation adjustment	129	(120)
Balance, end of period	(19,746)	6,212

Treasury stock
Balance, beginning of period	(72,948)	(2,291)
Balance, end of period	(72,948)	(2,291)

Total Stockholders’ Equity	$820,199	$741,128

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.

Unaudited Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005 (Dollars in thousands)

	March 31,	March 31,
	2006	2005

Cash Flows From Operating Activities:
Net income	$37,403	$40,948
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	7	7
Depreciation and amortization	7,806	7,891
Amortization of deferred compensation	—	107
Amortization of premiums on securities, net of accretion of discounts	10,267	11,119
Gain on sale of investments	—	(4,188)
Excess tax benefit related to share-based compensation	(1,633)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(4,187)	(10,316)
Other assets	4,759	1,116
Accrued taxes and other expenses	16,271	16,176
Other liabilities	29,895	11,225
Net cash provided by operating activities	100,588	74,085

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	251,050	281,095
Proceeds from maturities and paydowns of securities held to maturity	302,247	363,292
Proceeds from sale of securities available for sale	—	110,595
Purchases of securities available for sale	(392,764)	(354,490)
Purchases of securities held to maturity	(48,363)	(1,039,657)
Net (decrease) increase in due to brokers for open trades payable	(9,344)	107,330
Net increase in Federal Funds sold	(525,000)	—
Net increase in other short-term investments	(6,089)	—
Net decrease (increase) in loans	94,449	(131,228)
Purchases of equipment, software and leasehold improvements	(17,704)	(6,862)
Net cash used for investing activities	(351,518)	(669,925)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits	107,326	(149,056)
Net increase (decrease) in time and savings deposits	324,775	(383,409)
Net (decrease) increase in securities sold under repurchase agreements	(5,857)	385,462
Net (decrease) increase in short-term and other borrowings	(169,446)	725,031
Proceeds from exercise of stock options	15,319	5,640
Excess tax benefit related to share-based compensation	1,633	—
Dividends paid to stockholders	(1,469)	(1,332)
Net cash provided by financing activities	272,281	582,336

Effect of exchange rates on cash	450	(2)

Net Increase (Decrease) in Cash and Due From Banks	21,801	(13,506)
Cash and Due From Banks, Beginning of Period	79,637	49,059
Cash and Due From Banks, End of Period	$101,438	$35,553

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.

Notes to Unaudited Consolidated Financial Statements

1.             Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (‘the Bank’).  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  The Company is subject to regulation by the Federal Deposit Insurance Corporation (‘FDIC’), the Federal Reserve Board of Governors (‘FRB’), the Office of the Commissioner of Banks of the Commonwealth of Massachusetts (‘Commissioner’), the Securities and Exchange Commission (‘SEC’), the National Association of Securities Dealers, Inc. (‘NASD’), the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority, the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration, the Financial Services Authority in the United Kingdom and the Commission de Surveillance du Secteur Financier in Luxembourg.

2.             Interim Financial Statements

The unaudited consolidated interim financial statements of the Company as of March 31, 2006 and December 31, 2005, and for the three-month periods ended March 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) have been omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included.  All significant intercompany accounts and transactions have been eliminated.  The Company’s management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.  The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates.  It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.  Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

Securities – The Company classifies all equity securities that have readily determinable fair values and all investments in debt securities into one of three categories.  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings.  All other debt and equity securities not classified as either held to maturity or trading are classified as available for sale and carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

If a difference arises between the Company’s estimated prepayments and its actual prepayments received, the constant effective yield is recalculated based on the Company’s actual payments to date and anticipated future payments.  This monthly recalculation results in the carrying value of the security being adjusted to the amount that would have existed had the new effective yield been applied since the purchase date, and a corresponding charge or credit is recognized to interest income.

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

Income Taxes – Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in deferred tax assets and liabilities during the year.  Deferred tax assets and liabilities are established for temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.  If the Company determines that it is “more likely than not” that some portion or all of a deferred tax asset will not be realized, the Company records a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (‘SFAS 109’).

Share-Based Compensation – On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (‘SFAS 123R’).  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued. The Company adopted SFAS 123R using the modified prospective application method.  Under that method, compensation cost for equity awards granted after January 1, 2006 is recognized over the service period based on the grant date fair value.  In addition, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 is recognized prospectively as the requisite service is rendered.  The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated under the pro forma disclosures of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (‘SFAS 123’).  In accordance with the modified prospective application method, the financial statements of interim periods prior to the three months ended March 31, 2006 have not been restated.

Compensation cost recognized for the three months ended March 31, 2006 and 2005 for all share-based compensation plans was $1.1 million and $0.1 million, respectively.  The total income tax benefit recognized in the income statement related to these plans was $0.2 million for the three months ended March 31, 2006. The total income tax benefit recognized in the income statement related to these plans for the three months ended March 31, 2005 was not material.

Certain of the Company’s share-based awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under SFAS 123R, the Company has elected to recognize compensation expense for awards granted on or after January 1, 2006 with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.

Prior to adopting SFAS 123R, the Company measured compensation cost for share-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘APB 25’), and made pro forma disclosures of the fair value method under SFAS 123.  The intrinsic value method measures compensation cost as the amount by which the fair market value of the common stock exceeds the option exercise price on the measurement date, which is typically the date of grant.  Generally, options granted had an exercise price equivalent to the fair market value at the measurement date.  Accordingly, no compensation cost was recorded.  If share-based compensation cost were recognized using the fair value method, stock options would have been valued at grant date using the Black-Scholes valuation model and the resulting compensation cost would have decreased net income as indicated below (Dollars in thousands, except per share data):

For the Three Months Ended
March 31, 2005

Net income as reported	$40,948
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(808)
Pro forma net income	$40,140

Earnings per share:
Basic-as reported	$0.61
Basic-pro forma	$0.60

Diluted-as reported	$0.60
Diluted-pro forma	$0.58

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the three months ended March 31, 2005:  an average assumed risk-free interest rate of 4.13%, an expected term of four years, an average expected volatility of 44.16%, and an average dividend yield of 0.16%.  For the three months ended March 31, 2005, the amount of share-based compensation cost (net of tax) included in net income as reported was $0.1 million.

The following table represents the effect of changing from the intrinsic value method under APB 25 to the fair value method under SFAS 123R for the three months ended March 31, 2006 (Dollars in thousands, except per share data):

For the Three Months Ended
March 31, 2006

Increase/(Decrease) in:

Income from continuing operations	$(1,033)
Income before income taxes	(1,033)
Net income	(680)
Cash flow from operations	(1,633)
Cash flow from financing activities	1,633

Basic EPS	$(0.01)
Diluted EPS	$(0.01)

The fair value of each option grant under the Director Plan, the Stock Plan, and the 2005 Plan (as described in Note 8) was estimated on the grant date using the Black-Scholes valuation model with the following weighted average assumptions for the three months ended March 31, 2006:  an average assumed risk-free interest rate of 4.52%, an expected term of five years, an average expected volatility of 42.82%, and an average dividend yield of 0.21%.

The Company bases its estimate of expected term on the historical exercise and post-vesting employment termination behavior for similar grants.  The Company’s volatility assumption is based on the historical volatility of the Company’s stock over a period equating to the expected term of the employee share option, using weekly price observations and looking backward from the date of grant.

The fair value of the option feature of grants under the 1997 Employee Stock Purchase Plan (‘ESPP’) was estimated on the grant date using the Black-Scholes valuation model with the following weighted average assumptions for the three months ended March 31, 2006:  an average assumed risk-free interest rate of 4.40%, an expected term of 0.5 years, an average expected volatility of 36.96%, and an average dividend yield of 0.25%.

The expected term for the ESPP is equal to the six-month payment period.  The Company estimates expected volatility for the ESPP in the same manner as for employee stock options, except that daily volatility is used instead of weekly volatility.  The Company uses daily volatility for the ESPP because weekly volatility over six months does not result in a statistically significant number of data points upon which to base the volatility calculation.

SFAS 123R also requires that any deferred compensation related to share-based awards granted prior to January 1, 2006 must be eliminated against the appropriate equity accounts.  In connection with the Company’s adoption of SFAS 123R, the presentation in the consolidated statement of stockholders’ equity for the three months ended March 31, 2006 was revised to reflect the transfer of balances previously reported in deferred compensation to surplus.

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

	For the Three Months Ended March 31,
	2006	2005

Income available to common stockholders	$37,403	$40,948

Basic weighted-average shares outstanding	65,313,068	66,718,362
Dilutive effect of stock options	1,911,009	1,899,129
Diluted weighted-average shares outstanding	67,224,077	68,617,491

Earnings per share:
Basic	$0.57	$0.61

Diluted	$0.56	$0.60

There were 91,737 and 5,950 options which were not considered dilutive for purposes of EPS calculations for the three-month periods ended March 31, 2006 and 2005, respectively.

3.             Securities

Amortized cost amounts and fair values of securities are summarized as follows as of March 31, 2006 (Dollars in thousands):

Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value

Mortgage-backed securities	$4,223,936	$10,676	$(44,121)	$4,190,491
Federal agency securities	2,162,731	1,396	(23,280)	2,140,847
State and political subdivisions	109,484	3,974	(110)	113,348

Total	$6,496,151	$16,046	$(67,511)	$6,444,686

	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$3,913,360	$3,522	$(58,244)	$3,858,638
State and political subdivisions	429,646	3,773	(5,097)	428,322
Corporate debt	201,410	624	(1,367)	200,667
Foreign government securities	10,550	—	(26)	10,524

Total	$4,554,966	$7,919	$(64,734)	$4,498,151

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2005 (Dollars in thousands):

	Amortized	Unrealized	Unrealized
Held to Maturity	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$4,342,254	$11,420	$(29,818)	$4,323,856
Federal agency securities	2,305,331	1,560	(23,914)	2,282,977
State and political subdivisions	114,345	4,646	(95)	118,896

Total	$6,761,930	$17,626	$(53,827)	$6,725,729

	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$3,810,797	$3,882	$(48,578)	$3,766,101
State and political subdivisions	388,789	5,515	(1,913)	392,391
Corporate debt	201,499	736	(1,543)	200,692
Foreign government securities	10,539	—	(3)	10,536

Total	$4,411,624	$10,133	$(52,037)	$4,369,720

The carrying value of securities pledged amounted to approximately $7.7 billion and $7.5 billion at March 31, 2006 and December 31, 2005, respectively.  Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding FHLBB borrowings.

On a quarterly basis the Company reviews its investment portfolio on a security by security basis for any investment that may be other-than-temporarily impaired.  In its evaluation, the Company considers the length of time the security has been impaired, the severity of the impairment, the financial condition and future prospects of the issuer, and the Company’s ability and intent to hold the security to maturity or until it recovers in value.  At March 31, 2006, no securities were considered to be other-than-temporarily impaired.

4.             Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Almost all of the Company’s commitments to fund loans are at variable rates.  Generally, the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian.  There were no impaired loans, nonperforming loans or loans on nonaccrual status at March 31, 2006 and December 31, 2005.  In addition, there were no loan charge-offs or recoveries during the three months ended March 31, 2006 or 2005.  Loans are summarized as follows (Dollars in thousands):

	March 31, 2006	December 31, 2005

Loans to mutual funds	$217,129	$286,144
Loans to individuals	55,531	81,392
Loans to others	35,361	34,934
	308,021	402,470
Less allowance for loan losses	(100)	(100)

Total	$307,921	$402,370

In January 2006, the Company entered into a $30.0 million committed line of credit agreement with a series of trusts (‘the trusts’).  Edward F. Hines, a member of the Company’s Board of Directors, is a trustee of the trusts and is a partner in the firm that manages the assets held in the trusts.  The line of credit is secured by assets of the trusts, which are held by the Bank as custodian.  The primary source of repayment of the loans is the proceeds from the sale of investments in the normal course of the trusts’ business.  The terms and conditions of the Company’s contractual agreement with the trusts, including collateral requirements, lending limits and fees, are consistent with other lending clients that have similar composition, size and overall business relationships with the Company.  Mr. Hines abstains from voting on any board matter involving the proposed transactions with the trusts.  There were no amounts outstanding on this committed line of credit agreement at March 31, 2006.

5.             Deposits

The following is a summary of deposit balances by type (Dollars in thousands):

	March 31,	December 31,
	2006	2005
Interest-bearing deposits:
Demand	$85,746	$85,157
Savings	4,448,167	4,195,486
Time	68,141	55,124
Total interest-bearing deposits	4,602,054	4,335,767

Noninterest-bearing deposits:
Demand	559,138	452,401
Savings	63,499	29,422
Time	200,000	175,000
Total noninterest-bearing deposits	822,637	656,823

Total	$5,424,691	$4,992,590

Time deposits with balances greater than $100,000 totaled $268.1 million and $230.1 million at March 31, 2006 and December 31, 2005, respectively.  All time deposits had a maturity of less than three months at March 31, 2006 and December 31, 2005. The aggregate amounts of overdraft deposits that have been reclassified as loan balances were $135.9 million and $162.2 million at March 31, 2006 and December 31, 2005, respectively.

6.             Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	March 31,	December 31,
	2006	2005

Repurchase agreements - short term	$4,342,011	$4,297,868
Repurchase agreements - long term	450,000	500,000
Total	$4,792,011	$4,797,868

Approximately $4.9 billion of securities were pledged to collateralize repurchase agreements as of March 31, 2006 and December 31, 2005.

7.             Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	March 31,	December 31,
	2006	2005

Federal Funds purchased	$1,137,189	$810,511
Federal Home Loan Bank of Boston overnight	—	400,000
Federal Home Loan Bank of Boston short-term advances	50,000	146,000
Treasury, Tax and Loan account	14	138
Total	$1,187,203	$1,356,649

The Company has borrowing arrangements with the FHLBB and the Federal Reserve Discount Window, which have been utilized on an overnight and short-term basis to satisfy funding requirements.  Approximately $1.0 billion of securities were pledged to collateralize FHLBB advances as of March 31, 2006 and December 31, 2005, and approximately $1.6 and $1.4 billion of securities were pledged to collateralize Federal Reserve Discount Window borrowings as of March 31, 2006 and December 31, 2005, respectively.

8.             Stockholders’ Equity

As of March 31, 2006, the Company’s capital stock consisted of 1,000,000 shares of preferred stock and 175,000,000 shares of common stock, all with a par value of $0.01 per share.

The Company has four equity incentive plans: the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), the 1997 Employee Stock Purchase Plan (‘ESPP’) and the 2005 Equity Incentive Plan (the ‘2005 Plan’).  The 2005 Plan supersedes both the Stock Plan and the Director Plan, both of which continue in effect only with regard to options outstanding under these plans.  There were no amendments to any plans during the three months ended March 31, 2006.

Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2006 was $14.9 million.  The actual tax benefit realized for the tax deductions related to these exercises amounted to $2.5 million for the three months ended March 31, 2006.

Stock Plan, Director Plan, and the 2005 Plan

Effective with the start of the 2005 Plan, 45,703 shares of the Director Plan and 3,439,197 shares of the Stock Plan were transferred to the 2005 Plan.  On April 14, 2005, the shareholders authorized an additional 2,000,000 shares of common stock for issuance under the 2005 Plan.

A summary of option activity under the Director Plan, the Stock Plan, and the 2005 Plan for the three months ended March 31, 2006, is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				($000)
Outstanding at January 1, 2006	6,919,316	$31
Granted	18,107	45
Exercised	(492,805)	30
Forfeited or expired	(5,400)	37
Outstanding at March 31, 2006	6,439,218	31	6.1 years	$104,170

Exercisable at March 31, 2006	6,051,883	$30	6.1 years	$99,441

The weighted-average grant-date fair values per option of options granted during the three months ended March 31, 2006 and 2005 were $19.24 and $19.71, respectively.  The total intrinsic values of options exercised during the three months ended March 31, 2006 and 2005 were $7.1 million and $4.0 million, respectively.

As of March 31, 2006, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan, the Director Plan, and the 2005 Plan.  That cost is expected to be recognized over a weighted-average period of 9 months.

A summary of the status of the Company’s nonvested shares for the three months ended March 31, 2006 is presented below:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	5,000	$34
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2006	5,000	$34

ESPP

Under the terms of the ESPP, the Company may issue up to 1,620,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees.  The ESPP permits eligible employees to purchase up to 8,000 shares of common stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions.  The purchases are made twice a year at a price equal to the lesser of (i) 90% of the market value of the common stock on the first business day of the payment period, or (ii) 90% of the market value of the common stock on the last business day of the payment period.  The payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.  During the year ended December 31, 2005, the purchase prices of the stock were $34.25 and $33.25, or 90% of the market value of the Company’s common stock on the last business day of the payment periods ending June 30, 2005 and December 31, 2005, respectively.

A summary of activity under the ESPP is as follows:

	For the Three	For the
	Months Ended	Year Ended
	March 31,	December 31,
	2006	2005

Total shares available under the plan, beginning of period	521,563	636,267
Issued at June 30	—	(54,862)
Issued at December 31	—	(59,842)

Total shares available under the plan, end of period	521,563	521,563

Prior to the adoption of SFAS 123R, the ESPP was considered a non-compensatory plan and, therefore, no compensation expense was recognized.  However, pursuant to SFAS 123R, the ESPP is considered a compensatory plan, effective January 1, 2006.  Accordingly, compensation cost is computed as the sum of: (a) 10% of the fair market value of the Company’s common stock on the first day of the purchase period; and (b) the fair value of the option feature, calculated using the Black-Scholes valuation model.  Compensation cost is recognized ratably over the payment period based on the components of fair value in the preceding sentence and the number of shares that could be purchased at grant date based on the estimated total withholdings and the discounted market price of the stock on grant date.  The weighted average grant date fair value of awards granted under the ESPP was $7.86 per share for the three months ended March 31, 2006.

Compensation cost related to the ESPP was $0.2 million and $0 for the three months ended March 31, 2006 and 2005, respectively.  As of March 31, 2006, there was $0.2 million of total unrecognized compensation cost related to the nonvested awards granted under the ESPP.  That cost is expected to be recognized over a weighted-average period of three months.

In July 2005, the Company announced that its Board of Directors authorized a repurchase plan of up to $150.0 million of the Company’s common stock in the open market over the twelve months following the announcement.  During the year ended December 31, 2005, the Company repurchased $70.7 million of its common stock.  No shares were repurchased by the Company during the three months ended March 31, 2006, and the Company does not anticipate repurchasing any additional shares before the plan expires in June 2006.

9.             Employee Benefit Plans

Pension Plan - The Company has a trusteed, noncontributory, qualified defined benefit pension plan (‘Pension Plan’) covering substantially all of its employees who were hired before January 1, 1997.  The benefits are based on years of service and the employee’s compensation during employment.  Generally, the Company’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.  The plan document was amended in December 2001 and December 2004 to freeze benefit accruals for certain highly compensated participants.  Effective January 1, 2006, no further Pension Plan benefit will accrue on behalf of any Pension Plan participant, and effective December 31, 2005, all Pension Plan participant’s accounts were frozen.  The Company uses a December 31 measurement date for this plan.

Net periodic pension cost for the Company’s Pension Plan included the following components (Dollars in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Service cost-benefits earned / benefit obligations	$—	$186
Interest cost on projected benefit obligations	235	286
Expected return on plan assets	(349)	(359)
Net amortization and deferral	18	78
Net periodic pension (benefit) cost	$(96)	$191

The Company does not expect to contribute to its Pension Plan during 2006, and no contributions have been made as of March 31, 2006.

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

Net periodic pension cost for the Company’s SERP included the following components (Dollars in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Service cost-benefits earned / benefit obligations	$462	$444
Interest cost on projected benefit obligations	396	368
Net amortization and deferral	239	272
Net periodic pension cost	$1,097	$1,084

At March 31, 2006, the SERP remained an unfunded plan.  The Company does not expect to contribute to the SERP in 2006.

10.          Off-Balance Sheet Financial Instruments

Lines of Credit - At March 31, 2006, the Company had commitments to mutual funds and individuals under collateralized open lines of credit totaling $1.2 billion, against which $172.1 million in loans were drawn.  The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans.  The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at March 31, 2006 totaled $8.4 billion, while the fair value of the indemnified securities lending portfolio totaled approximately $8.1 billion.  Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

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

11.          Derivative Financial Instruments

Interest Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable-rate, based upon the notional amount without the exchange of the underlying principal amount.  The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position.  The Company has experienced no terminations by counterparties of interest rate swaps.  Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value.  As of March 31, 2006, the positive fair value related to the Company’s interest rate contracts was approximately $29.5 million.

The Company enters into pay-fixed/receive-floating interest rate swap agreements.  These instruments have been designated as cash flow hedges of variable-rate liabilities and a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates (thereby resulting in a variable interest expense pattern).  The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.9 billion at March 31, 2006 and December 31, 2005.  These contracts had net fair values of approximately $29.5 million and $24.2 million at March 31, 2006 and December 31, 2005, respectively.  These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheets.

Hedge ineffectiveness did not have a material impact on earnings for the three months ended March 31, 2006.  For the three months ended March 31, 2005, the Company recognized net pre-tax gains of $2.3 million, respectively, which represented the total ineffectiveness for all cash flow hedges.

As of March 31, 2006, the Company expects that approximately $11.6 million of deferred net after-tax gains on derivative contracts included in other comprehensive income will be reclassified to net interest income within the next twelve months.  This expectation is based on the net discounted cash flows from existing cash flow hedging derivatives, as well as the amortization of gains from the terminated cash flow hedging derivatives.

Foreign Exchange Contracts - Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates.  Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value.  The notional value of the Company’s foreign exchange contracts at March 31, 2006 and December 31, 2005 was $8.1 billion and $6.3 billion, respectively.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheets.  Unrealized gains in other assets were $22.1 million and $20.8 million at March 31, 2006 and December 31, 2005, respectively.  Unrealized losses in other liabilities were $21.0 million and $19.7 million at March 31, 2006 and December 31, 2005, respectively.  Foreign exchange contracts with the same counterparty are netted in the Company’s consolidated balance sheets when a master netting agreement exists.  These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

Other - The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities.  At March 31, 2006 the Company had no fixed price purchase contracts outstanding to purchase investment securities.  At December 31, 2005, the Company had $97.5 million of fixed price purchase contracts outstanding to purchase investment securities.  Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

12.          Commitments and Contingencies

Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances.  The average required reserve balance with the FRB for the two-week period including March 31, 2006 was approximately $33.7 million.  In addition, the Company’s balance sheet includes deposits totaling $39.6 million, which were pledged to secure clearings with depository institutions as of March 31, 2006.

Contingencies - Assets held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there were no contingent liabilities at March 31, 2006 that were material to the consolidated financial position or results of operations of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total Capital (to Risk-Weighted Assets-the Company)	$785,679	19.01%	$330,651	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$760,757	18.41%	$330,597	8.00%	$413,246	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$785,579	19.01%	$165,326	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$760,657	18.41%	$165,299	4.00%	$247,948	6.00%
Tier 1 Capital (to Average Assets-the Company)	$785,579	6.52%	$482,082	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$760,657	6.31%	$482,001	4.00%	$602,501	5.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets-the Company)	$731,833	18.50%	$316,553	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$720,113	18.21%	$316,349	8.00%	$395,436	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$731,733	18.49%	$158,276	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$720,013	18.21%	$158,174	4.00%	$237,262	6.00%
Tier 1 Capital (to Average Assets-the Company)	$731,733	5.95%	$491,685	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$720,013	5.86%	$491,549	4.00%	$614,437	5.00%

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

The operations of the Company’s securities broker affiliate, Investors Securities Services, LLC (‘ISS’), are subject to federal and state securities laws, as well as the rules of both the SEC and the NASD.  Management believes, as of March 31, 2006, that ISS is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s captive insurance affiliate, Investors Vermont Insurance Company (‘IVIC’), are subject to the laws and regulations of the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration.  Management believes, as of March 31, 2006, that IVIC is in material compliance with all of the foregoing requirements to which it is subject.

In June 2004, the Basel Committee on Banking Supervision (‘Basel Committee’) released the document “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”.  The Framework, also referred to as Basel II, is designed to secure international convergence on regulations and standards governing the capital adequacy of internationally active banking organizations.  In September 2005, the FFIEC (U.S. banking and thrift supervisory agencies) revised guidance on the timing and qualification process for U.S. banks that will become subject to Basel II.  The new rules as applied in the U.S. are expected to become effective on January 1, 2009, subject to transitional parallel testing beginning on January 1, 2008.  Although the Company is not required to be compliant with the new rules, the Company has developed an implementation program to achieve Basel II compliance.  Ultimately, U.S. implementation of Basel II will depend on, and will be subject to, final regulations and related policies promulgated by the FFIEC supervisory agencies.  The Company cannot predict the final form of the rules, nor their impact on the Company’s risk-based capital.

14.          Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting, as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue		Long-Lived Assets
	Three Months Ended March 31,		March 31,	December 31,
Geographic Information	2006	2005	2006	2005
United States	$180,758	$157,739	$149,244	$141,810
Ireland	10,411	8,641	8,170	6,325
Canada	1,508	1,367	331	385
Cayman Islands	41	42	—	—
United Kingdom	70	—	1,531	850
Luxembourg	—	—	—	—

Total	$192,788	$167,789	$159,276	$149,370

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 18% and 17% of the Company’s consolidated net operating revenues for the three-month periods ended March 31, 2006 and 2005, respectively.  No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues for the three-month periods ended March 31, 2006 and 2005.

The following represents the Company’s asset servicing fees by service lines (Dollars in thousands):

	For the Three Months Ended March 31,
	2006	2005
Core service fees:
Custody, accounting and administration	$107,759	$88,544

Value-added service fees:
Foreign exchange	20,334	13,249
Cash management	11,312	7,364
Securities lending	6,162	3,680
Investment advisory	1,936	1,715
Other service fees	800	651
Total value-added service fees	40,544	26,659

Total asset servicing fees	$148,303	$115,203

15.          Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2006	2005
Interest income:
Federal Funds sold and other short-term investments	$478	$363
Investment securities held to maturity and available for sale	129,750	96,132
Loans	4,209	1,560
Total interest income	134,437	98,055
Interest expense:
Deposits	33,687	15,245
Securities sold under repurchase agreements	40,954	26,354
Short-term and other borrowings	15,870	8,238
Junior subordinated debentures	605	605
Total interest expense	91,116	50,442

Net interest income	$43,321	$47,613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Investors Financial Services Corp.

We have reviewed the accompanying consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of March 31, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

s/Deloitte & Touche LLP
Boston, Massachusetts
May 4, 2006

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

Overview

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company.  We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  We have offices located in the United States, Ireland, Canada, the Cayman Islands, the United Kingdom and Luxembourg with a vast global subcustodian network established to accommodate the international needs of our clients.  At March 31, 2006, we provided services for approximately $1.9 trillion in net assets, including approximately $0.4 trillion in foreign net assets.

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

As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity and the prevailing interest rate environment.  A significant portion of our core services revenue is based upon the amount of assets we process.  As market values of underlying assets fluctuate, so will our revenue.  We have managed this volatility by offering a tiered pricing structure for our asset-based fees.  As asset values increase, the basis point fee is reduced for the incremental assets.  When asset values decrease, revenue is only impacted at the then marginal rate.  Many of our value-added services are transactional based, and we receive a fee for each transaction processed.  We have continued to experience net interest margin pressure during the first three months of 2006 due to a relatively flat yield curve, lower reinvestment spreads and the liability sensitive nature of our balance sheet.  Because we are a liability sensitive institution, as overnight interest rates rise, most of our liabilities reprice but our assets take longer to reprice due to the nature of their reset provisions (i.e., monthly, quarterly and annually).  The lower interest rate spreads were also due to the narrowing of market spreads on reinvestment and purchase opportunities for fixed and floating-rate investment assets.  In the next three months of 2006, we expect to see short-term rates continue to rise and the yield curve to remain flat, without a sustained inversion.

We remain focused on our sales efforts, prudent expense management and increasing our operating efficiency.  These goals are complicated by the need to build infrastructure to support our growth, the need to maintain state-of-the-art systems and the need to retain and motivate our workforce.  Due to this need to invest for future growth, our operating margins are expected to decrease in the short term from their prior historical levels.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities Exchange Commission (‘SEC’) (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” which are made under Section 21E of the Securities Exchange Act of 1934 and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, capital resources, growth rate, annual dividend payments, interest rate conditions, the shape of the yield curve, interest rate sensitivity, compliance with capital adequacy guidelines, loss exposure on lines of credit, foreign exchange revenue, cash management revenue, securities lending revenue, net interest income, operating margin, operating expenses, including occupancy expenses and needs, transaction processing services expense, professional fee expense, compensation expense, travel and sales expense, investments in technology, pension plan and supplemental pension expense, depreciation expense, investments in Federal Home Loan Bank of Boston (‘FHLBB’) capital stock, the effect on earnings of changes in equity values or fixed income values, the effects of increased prepayments and reduced investment opportunities for our net interest income, the effect of any anticipated activity under our stock repurchase plan, contributing to our supplemental retirement plan and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed in Item 1A of this Form 10-Q and our Form 10-K filed on March 2, 2006.

Statements of Income

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net income for the three months ended March 31, 2006 decreased 9% to $37.4 million from the same period in 2005.  The decrease primarily resulted from continued pressure on our net interest margin as well as increased operating expenses.  The decrease in net income for the three-month period was partially offset by increased asset servicing fees, reflecting our ability to sell to new and existing clients combined with market appreciation and strong client fund flows.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2006	2005	Change

Total asset servicing fees	$148,303	$115,203	29%
Other operating income	1,164	785	48%
Gain on sale of investments	—	4,188	(100)%

Total fees and other revenue	$149,467	$120,176	24%

The largest components of asset servicing fees are custody, accounting and administration fees, which increased 22% to $107.8 million for the three-month period ended March 31, 2006 from $88.5 million for the same period in 2005.  Custody, multicurrency accounting and fund administration fees are based in part on the value of assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: middle office outsourcing, global custody, multicurrency accounting, fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.

The change in net assets processed includes the following components (Dollars in billions):

For the Three Months Ended
March 31, 2006
Net assets processed, beginning of period	$1,793
Change in net assets processed:
Sales to new clients	1
Further penetration of existing clients	2
Lost clients	—
Fund flows and market gain	134
Total change in net assets processed	137
Net assets processed, end of period	$1,930

The majority of the increase in assets processed for the three-month period ended March 31, 2006 was due to client fund flows and market movements.  As indicated in the ‘Overview’ section, our core services fees are primarily generated by charging a fee based upon the value of assets processed.  As market values or clients’ asset levels fluctuate, so will our revenue.  Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility to a certain extent.  As asset values increase, the basis point fee typically lowers.  When asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

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

•                  Foreign exchange fees were $20.3 million for the three-month period ended March 31, 2006, up 53% from the same period in 2005.  The increase in foreign exchange fees is attributable to new business, increased volume of client activity and volatility in currency markets.  Future foreign exchange income is dependent on the volume of new and existing client activity and overall volatility in the currencies traded.  Although we expect some growth in foreign exchange fees, we do not expect them to remain this high on a quarterly basis for 2006.

•                  Cash management fees, which consist of sweep fees, were $11.3 million for the three months ended March 31, 2006, up 54% from the same period in 2005.  The increase is primarily due to higher balances placed by our clients in the cash management products we offer.  Cash management revenue will continue to depend on the level of client balances maintained in the cash management products we offer.  If our clients’ investment products continue to maintain higher cash balances than they did in comparable periods, we expect our cash management revenue to be positively impacted.

•                  Securities lending fees were $6.2 million for the three-month period ended March 31, 2006, up 67% from the same period in 2005, primarily due to new business, higher volumes and improved market conditions.  Securities lending transaction volume is positively affected by the market value of securities on loan, merger and acquisition activity, increased IPO activity and a steeper short end of the yield curve.  If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted.  If we experience a reduction in our securities lending portfolio, lower market values and compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted.

•                  Investment advisory fees were $1.9 million for the three-month period ended March 31, 2006, up 13% from the same period in 2005.  The increase in investment advisory fees is attributable to higher asset levels in our proprietary Merrimac money market funds as well as discontinuing advisory fee waivers during the second quarter of 2005.  Future investment advisory fee income is dependent upon asset levels within the Merrimac money market funds, which are driven by overall market conditions, client activity and transaction volumes.

•                  Other service fees were $0.8 million for the three months ended March 31, 2006, up 23% from the same period in 2005.  Other service fees include income earned on compliance advisory, brokerage and transition management services.  The increase in other service fees for the three-month period is primarily due to an increase in transition management service fees.

•                  Other operating income for the three months ended March 31, 2006 was $1.2 million, up 48% from the same period in 2005.  The increase is primarily due to an increase in stock dividend income from FHLBB stock, due to higher interest rates.

During the first three months of 2005, we sold municipal securities held in our available for sale portfolio, resulting in the recognition of $4.2 million in gains for the three-month period ended March 31, 2005.  The proceeds of the sales were reinvested in securities that offer a more attractive after-tax yield.

Net Interest Income

The following table presents the components of net interest income (Dollars in thousands):

	For the Three Months Ended March 31,
	2006	2005	Change

Interest income	$134,437	$98,055	37%
Interest expense	91,116	50,442	81%
Net interest income	$43,321	$47,613	(9)%

Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates.  The decrease in our net interest income was primarily driven by lower interest rate spreads, which were partially offset by growth in our investment portfolio.  Lower interest rate spreads were due to the continued increasing short-term interest rates without a concurrent increase in longer-term rates, which resulted in a relatively flat yield curve.  Consequently, our interest-bearing liabilities, of which the majority is priced based on overnight floating rates, have repriced at higher rates faster than our interest-earning assets have repriced, resulting in a lower net interest margin as compared to the same period in 2005.  In addition, reinvestment and purchase spreads on fixed and floating-rate assets were lower than expected due to higher market demand, especially for shorter-term and floating-rate fixed income investments.  The flat yield curve, with higher short-term rates relative to long-term rates, also contributed to lower net interest margin.  Average investment security balances were up approximately $0.4 billion for the three months ended March 31, 2006, compared to the same period in 2005.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the three months ended March 31, 2006 compared to the same period in 2005.  Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Three Months Ended March 31, 2006
	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets:
Federal Funds sold and short-term investments	$(130)	$245	$115
Investment securities	4,362	29,256	33,618
Loans	1,875	774	2,649

Total interest-earning assets	6,107	30,275	36,382

Interest-bearing liabilities:
Deposits	2,648	15,794	18,442
Borrowings	(492)	22,724	22,232

Total interest-bearing liabilities	2,156	38,518	40,674

Change in net interest income	$3,951	$(8,243)	$(4,292)

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

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Federal Funds sold and short-term investments	$42,784	$478	4.47%	$60,611	$363	2.40%
Investment securities(1)
Mortgage-backed securities	8,160,279	96,777	4.74%	7,570,372	69,333	3.66%
Federal agency securities	2,210,833	24,663	4.46%	2,297,884	19,159	3.34%
State and political subdivisions	505,096	5,503	4.36%	488,818	5,605	4.59%
Other securities	212,146	2,807	5.29%	301,016	2,035	2.70%
Total investment securities	11,088,354	129,750	4.68%	10,658,090	96,132	3.61%
Loans	316,996	4,209	5.31%	163,177	1,560	3.82%
Total interest-earning assets	11,448,134	134,437	4.70%	10,881,878	98,055	3.60%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	641,002			604,181
Total assets	$12,089,036			$11,485,959
Interest-bearing liabilities:
Deposits:
Demand	$95,778	$919%	3.84%	$—	$—	—
Savings	4,078,497	31,922	3.13%	3,496,407	14,581	1.67%
Time	75,974	846	4.45%	107,334	664	2.47%
Securities sold under repurchase agreements	4,826,124	40,954	3.39%	5,055,797	26,354	2.09%
Junior subordinated debentures	24,774	605	9.77%	24,774	605	9.77%
Other borrowings	1,401,077	15,870	4.53%	1,290,073	8,238	2.55%
Total interest-bearing liabilities	10,502,224	91,116	3.47%	9,974,385	50,442	2.02%
Noninterest-bearing liabilities:
Demand deposits	342,368			334,974
Savings	56,212			77,766
Noninterest-bearing time deposits	215,000			165,444
Other liabilities	174,591			195,776
Total liabilities	11,290,395			10,748,345
Equity	798,641			737,614
Total liabilities and equity	$12,089,036			$11,485,959
Net interest income		$43,321			$47,613
Net interest margin (2)			1.51%			1.75%
Average interest rate spread (3)			1.23%			1.58%
Ratio of interest-earning assets to interest-bearing liabilities			109.01%			109.10%

(1)           Average yield/cost on available for sale securities is based on amortized cost.

(2)           Annualized net interest income divided by total interest-earning assets.

(3)           Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Operating Expenses

Total operating expenses were $135.7 million for the three months ended March 31, 2006, up 29% from the same period in 2005.  The increase in total operating expenses was primarily due to increased compensation and benefits, technology and telecommunications, transaction processing services and other operating expenses, as detailed below.  It is expected that incremental expense for the remainder of 2006 will primarily be driven by continued investments in personnel, office space and in our integrated global technology platform.  The components of operating expenses were as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2006	2005	Change

Compensation and benefits	$76,998	$56,919	35%
Technology and telecommunications	17,338	12,836	35%
Transaction processing services	13,672	11,120	23%
Depreciation and amortization	7,806	7,891	(1)%
Occupancy	7,551	6,613	14%
Professional fees	3,461	2,973	16%
Travel and sales promotion	1,931	1,349	43%
Insurance	973	1,129	(14)%
Other operating expenses	5,954	3,962	50%

Total operating expenses	$135,684	$104,792	29%

Compensation and benefits expense was $77.0 million for the three months ended March 31, 2006, up 35% from the same period last year due to higher headcount in our Boston and European offices, including additional management personnel.  Further increases in compensation expense in 2006 will be primarily dependent upon sales to new and existing clients and the full year effect of the adoption of FAS 123R.

Technology and telecommunications expense was $17.3 million for the three months ended March 31, 2006, up 35% from the same period last year.  The increase is primarily due to our investment in enhancing our global integrated technology platform.  Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue each year, including related compensation costs.

Transaction processing services expense was $13.7 million for the three months ended March 31, 2006, up 23% from the same period last year due to increases in transaction volumes with our subcustodians and higher market values.  Future transaction processing services expense will be dependent upon asset levels and the volume of client transaction activity.

Occupancy expense was $7.6 million for the three months ended March 31, 2006, up 14% from the same period last year.  This increase is due to new office space in Boston, London and Luxembourg.  Occupancy expense is expected to increase throughout 2006 due to the addition of new space needed to accommodate growth.

Professional fees expense was $3.5 million for the three months ended March 31, 2006, up 16% from the same period last year.  The increase is primarily attributed to higher legal and consulting services related to the implementation of Basel II and the formation of our new European offices.

Travel and sales promotion expense was $1.9 million for the three months ended March 31, 2006, up 43% from the same period last year.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, as well as traveling to existing client sites and our foreign offices.  The increase resulted from a higher level of travel to client sites and foreign offices, a higher level of sales calls to potential clients and attendance at industry conferences.

Other operating expense was $6.0 million for the three months ended March 31, 2006, up 50% from the same period last year primarily as a result of higher recruiting and staffing expense.  Other operating expense is expected to increase in 2006 due to higher staffing and recruiting costs as a result of the growth of our business.

Income Taxes

Income taxes were $19.7 million for the three-month period ended March 31, 2006, down 11% from the same period in 2005.  The decrease in income taxes is primarily attributable to decreased pretax earnings.

Financial Condition

At March 31, 2006, our total assets were $12.4 billion, up 3% from $12.1 billion at December 31, 2005, primarily due to an increase in Federal Funds sold.  Average interest-earning assets increased $0.6 billion, or 5%, for the three-month period ended March 31, 2006 from the same period in 2005.  Our asset growth was primarily funded by increases in average client balances of approximately $0.8 billion for the three-month period ended March 31, 2006.

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

	March 31, 2006	December 31, 2005
Securities held to maturity
Mortgage-backed securities	$4,223,936	$4,342,254
Federal agency securities	2,162,731	2,305,331
State and political subdivisions	109,484	114,345

Total securities held to maturity	$6,496,151	$6,761,930

Securities available for sale
Mortgage-backed securities	$3,858,638	$3,766,101
State and political subdivisions	428,322	392,391
Corporate debt	200,667	200,692
Foreign government securities	10,524	10,536

Total securities available for sale	$4,498,151	$4,369,720

Our held to maturity securities portfolio decreased $0.3 billion, or 4%, from December 31, 2005 to March 31, 2006.  The decrease is primarily due to paydowns.  Our held to maturity portfolio securities are purchased with the intent and ability to hold to maturity.

Our available for sale securities portfolio increased $0.1 billion, or 3%, from December 31, 2005 to March 31, 2006.  The slight increase was mainly due to purchases of new investment securities, offset by maturities and prepayments.  Our investment security purchases included mortgage-backed securities and municipal securities.  We believe that purchasing these securities allows us to take advantage of attractive yields and limited extension risk which aligns with our asset and liability strategy.  Refer to the gap analysis under the ‘Market Risk’ section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

The average balance of our investment securities for the three-month period ended March 31, 2006 was $11.1 billion, with an average yield of 4.68%, compared to an average balance of $10.7 billion with an average yield of 3.61% during the same period in 2005.  The increase in yield is primarily due to our variable-rate securities repricing at higher interest rates.  If long-term interest rates rise, we would expect slower prepayments and our overall yield to increase as our variable-rate securities reprice.  Conversely, if long-term interest rates decline, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and similar risk.

Prepayment cash flow levels on our Federal agency securities increased slightly in the first three months of 2006, which we believe were attributable to the expiration of borrower prepayment penalties, refinancing and loan payoff activity.  Mortgaged-backed security prepayment cash flow levels decreased for the first three months of 2006, primarily attributable to decreased refinancing opportunities.

We invest in mortgage-backed securities and Federal agency securities to increase the total return of the investment portfolio.  Mortgage-backed securities and Federal agency securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk.  Credit risk results from the possibility that a loss may occur if a counterparty, such as the Federal agency issuing the securities, is unable to meet the terms of the contract.  Credit risk related to mortgage-backed securities and Federal agency securities is substantially reduced by payment guarantees and credit enhancements.  Prepayment risk results from the possibility that changes in interest rates and other economic factors will result in investment securities being paid off earlier than the scheduled maturity date.  Refer to the ‘Market Risk’ section for additional details regarding our net interest income simulation model, which includes the impact of changes in interest rates, and therefore prepayment risk, on our net interest income.

We invest in AAA rated, insured municipal securities to generate stable, tax advantaged income.  Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but their after-tax yields are comparable.  Municipal securities are subject to call risk.  Call risk is similar to prepayment risk and results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the issuing municipality prior to the maturity date of the security.

Loan Portfolio

The balance in our loan portfolio was $307.9 million, down 23% from December 31, 2005.  The decrease was primarily due to a decrease in loans to mutual funds and individuals.

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

At March 31, 2006, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our loan portfolio credit performance has been excellent.  There have been no loan charge-offs in the history of our Company.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 60 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of March 31, 2006, there were no loans on nonaccrual status, no loans greater than 90 days past due, and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and therefore has recorded an allowance for loan losses of $0.1 million at March 31, 2006, a level which has remained consistent for the past five years.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio.  Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Deposits

Total deposits were $5.4 billion at March 31, 2006, up 9% from December 31, 2005.  The increase in our deposit balances is a result of possessing higher amounts of assets for our clients.

Time deposits with balances greater than $100,000 totaled $268.1 million and $230.1 million at March 31, 2006 and December 31, 2005, respectively.  All time deposits had a maturity of less than three months at March 31, 2006 and 2005.

Repurchase Agreements and Short-Term and Other Borrowings

Repurchase agreements remained consistent at $4.8 billion from December 31, 2005 to March 31, 2006.  The majority of our repurchase agreements are with clients who prefer a more collateralized form of deposit.  Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand.  We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits.  The average balance of securities sold under repurchase agreements for the three months ended March 31, 2006 was $4.8 billion with an average cost of approximately 3.39%, compared to an average balance of $5.1 billion and an average cost of approximately 2.09% for the same period in 2005.  The increase in the average cost of repurchase agreements was due to higher short-term interest rates in the first three months of 2006 compared to the same period in 2005.

Short-term and other borrowings decreased $0.2 billion, or 12%, from December 31, 2005 to March 31, 2006.  We use short-term and other borrowings to offset the variability of deposit flow.  The average balance of short-term and other borrowings for the three months ended March 31, 2006 was $1.4 billion with an average cost of approximately 4.53%, compared to an average balance of $1.3 billion and an average cost of approximately 2.55% for the same period in 2005.

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

Our balance sheet is primarily subject to interest rate risk, which is the risk of loss due to movements in interest rates.  Prepayment risk, which is the risk that changes in interest rates and other economic factors will result in investment securities being paid off earlier than the scheduled maturity date, is inherent in our investment securities, mainly our mortgage-backed securities and variable-rate Federal agency securities.  Prepayment levels for mortgage-backed securities are primarily driven by changes in interest rates.  Prepayment levels for Federal agency securities are driven by a number of factors, including expiration of prepayment penalty provisions, the economic condition of the borrower, borrower refinancing alternatives, and interest rates.

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

The day-to-day responsibility for oversight of the Asset and Liability Management function has been delegated by our Board of Directors to our Asset and Liability Committee (‘ALCO’).  ALCO is a senior management committee consisting of the Chief Executive Officer, the President, the Chief Financial Officer, the Chief Risk Officer and members of the Treasury function.  ALCO meets twice monthly.  Our primary tool in managing interest rate sensitivity is an income simulation model.  Key assumptions in the simulation model include the timing of cash flows, which include forecasted prepayment speeds that are based on market and industry data, maturities and repricing of financial instruments, changes in market conditions, capital planning and deposit sensitivity.  The model assumes that the composition of our interest-sensitive assets and liabilities will change over the period being measured.  The model also assumes that the change in interest rates is a parallel shift of the yield curve across all maturities.  These assumptions are inherently uncertain, and as a result, the model cannot precisely predict the effect of changes in interest rates on our net interest income.  Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes, and changes in market conditions and management strategies.

The results of the income simulation model as of March 31, 2006 and 2005 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 6.9% and 7.8%, respectively, which is within our 10% policy limit.  We also simulate a 200 basis point rate reduction over a twelve-month period.  This simulation would result in an increase in projected net interest income of 3.3% and 1.2% as of March 31, 2006 and 2005, respectively, both within our 10% policy limit.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the cumulative gap position in the table presented below, at March 31, 2006, interest-bearing liabilities repriced faster than interest-earning assets in the short term.  Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize.  During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize.  Other important determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads.  We continue to run a closely matched balance sheet by investing the majority of our assets in short duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.  Client deposits and repurchase agreements, which are predominantly short term, are our primary sources of funds.  We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure.  The effect of the swap agreements is to lengthen both a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates and short-term variable-rate liabilities into longer-term fixed-rate liabilities.  The weighted-average fixed-payment rates were 3.66% and 3.17% at March 31, 2006 and 2005, respectively.  Variable-interest payments received are currently indexed to the overnight Federal Funds rate.  At March 31, 2006 and 2005, the weighted-average rates of variable market-indexed interest payment obligations to the Company were 4.44% and 2.60%, respectively.  The remaining terms of swaps at March 31, 2006 range from 1 to 30 months.  These contracts had net fair values of approximately $29.5 million and $19.2 million at March 31, 2006 and 2005, respectively.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at March 31, 2006 (Dollars in thousands):

	Within Three	Three to Six	Six to Twelve	One Year to	Over Five
	Months	Months	Months	Five Years	Years	Total

Interest-earning assets: (1)
Investment securities (2),(3)	$6,277,087	$525,186	$924,322	$2,721,232	$591,341	$11,039,168
Federal funds sold and other short-term investment	531,089	—	—	—	—	531,089
Loans - variable rate	308,009	—	—	—	—	308,009
Loans - fixed rate	12	—	—	—	—	12
Total interest-earning assets	$7,116,197	$525,186	$924,322	$2,721,232	$591,341	$11,878,278
Interest-bearing liabilities:
Demand deposits	$85,746	$—	$—	$—	$—	$85,746
Savings accounts	4,385,757	—	—	62,410	—	4,448,167
Time deposits	68,141	—	—	—	—	68,141
Interest rate contracts	(1,765,000)	145,000	340,000	1,280,000	—	—
Securities sold under
repurchase agreements	4,092,011	50,000	200,000	450,000	—	4,792,011
Short-term and other
borrowings	1,137,203	50,000		—	—	1,187,203
Junior subordinated debentures	—	—	24,774	—	—	24,774
Total interest-bearing liabilities	$8,003,858	$245,000	$564,774	$1,792,410	$—	$10,606,042
Net interest-sensitivity gap during the period	$(887,661)	$280,186	$359,548	$928,822	$591,341	$1,272,236

Cumulative gap	$(887,661)	$(607,475)	$(247,927)	$680,895	$1,272,236
Interest-earning assets as a percent of interest-bearing liabilities (cumulative)	88.91%	92.64%	97.19%	106.42%	112.00%
Interest-earning assets as a percent of total assets (cumulative)	57.26%	61.49%	68.93%	90.83%	95.59%
Net interest-sensitivity gap as a percent of total assets	(7.14)%	2.25%	2.89%	7.47%	4.76%
Cumulative gap as a percent of total assets	(7.14)%	(4.89)%	(2.00)%	5.48%	10.24%

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

(3)                     Excludes $12.0 million of unsettled securities purchases and $56.8 million of net unrealized losses as of March 31, 2006.

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

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, fees collected from asset administration clients, FHLBB borrowings and Federal Reserve Discount Window.  As a result of our management of liquid assets and our ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.09 per share for 2006 (approximately $5.9 million based upon 65,531,272 shares outstanding as of March 31, 2006).

Our ability to pay dividends on common stock may depend on the receipt of dividends from the Bank.  Any dividend payments by the Bank are subject to certain restrictions imposed by the Massachusetts Commissioner of Banks.  During all periods presented in this report, the Company did not require dividends from the Bank in order to fund the Company’s own dividends.  In addition, we may not pay dividends on our common stock if we are in default under certain agreements entered into in connection with the sale of our Capital Securities.  The Capital Securities were issued in 1997 by Investors Capital Trust I, a Delaware statutory business trust sponsored by us, and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve Board of Governors (‘FRB’).

In July 2005, we announced that our Board of Directors authorized us to repurchase up to $150.0 million of our common stock in the open market over the twelve months following the announcement.  The purchase of our common stock has been funded primarily by a dividend from the Bank to the Company.  We do not expect the stock repurchase program to have a material impact on our liquidity position, our risk-based capital ratios, including our leverage capital ratio, or our ability to pay dividends on our common stock.  We did not repurchase any shares during the three months ended March 31, 2006.  As of March 31, 2006, we have repurchased $70.7 million of our common stock.

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

The Bank’s capital stock investment in the FHLBB totaled $50.0 million as of March 31, 2006.  The $50.0 million capital stock investment includes both a $25.0 million membership component and a $25.0 million activity-based component.  FHLBB capital stock investments require a five-year advance notice of withdrawal.  The Bank’s $50.0 million capital stock investment in the FHLBB provides an overnight borrowing capacity of up to $833.0 million.  The amount outstanding under this arrangement at March 31, 2006 was $50.0 million.  Additional borrowing is available to the Bank based on prescribed collateral levels and increased investment in FHLBB capital stock.  The Bank currently has no plans to increase its investment in FHLBB capital stock.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease office space and computing equipment through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $17.7 million and $6.9 million for the three months ended March 31, 2006 and 2005, respectively.  For the three months ended March 31, 2006, capital expenditures were comprised of approximately $7.3 million in leasehold improvements, $6.0 million in capitalized software and projects in process and $4.4 million in fixed assets.  For the three months ended March 31, 2005, capital expenditures were comprised of approximately $5.6 million in capitalized software and projects in process, $1.2 million in fixed assets and $0.1 million in leasehold improvements.

Stockholders’ equity at March 31, 2006 was $820.2 million, up 6% from December 31, 2005, primarily due to net income earned in the first three months of 2006.  The ratio of average stockholders’ equity to average assets was approximately 7% for March 31, 2006, compared to 6% for December 31, 2005.

In July 2005, we announced that our Board of Directors has authorized us to repurchase up to $150.0 million of our common stock in the open market over the twelve months following the announcement.  We do not expect our stock repurchase program to have a material impact on our capital resources, such as maintaining risk-based capital ratios in excess of capital adequacy guidelines and our ability to pay dividends on our common stock.  We did not repurchase any shares during the three months ended March 31, 2006.  As of March 31, 2006, we have repurchased $70.7 million of our common stock.

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

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital to its average total consolidated assets (the ‘Leverage Ratio’) of 3%.  Total average consolidated assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital.  The FRB has announced that the 3% Leverage Ratio requirement is the minimum for the top-rated BHCs.  All other BHCs are required to maintain a minimum Leverage Ratio of 4%.  BHCs with supervisory, financial, operational or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.  Because we anticipate significant future growth, we will be required to maintain a Leverage Ratio of 4% or higher.

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines.  At March 31, 2006, our Total Risk-Based Capital Ratio and Leverage Ratio were 19.01% and 6.52%, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company reviews, on an ongoing basis, its disclosure controls and procedures, which may include its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Investors Financial Services Corp. and certain of its officers were named as defendants in three purported class action complaints that were filed on or about August 4, 2005, August 15, 2005, and September 30, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts.  On November 2, 2005, the Massachusetts District Court consolidated the complaints filed on August 4 and August 15, 2005, and appointed a lead plaintiff.  On December 22, 2005, the defendants filed an assented-to motion to consolidate the complaint filed on September 30, 2005 with the previously consolidated actions.  On February 3, 2006, the lead plaintiff filed a consolidated complaint against the Company and seven of its current and former officers.  Among other things, the consolidated complaint asserts that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period April 10, 2001 until July 15, 2005.  The allegations in the consolidated complaint predominantly relate to: (1) the Company’s October 2004 restatement of its financial results, and (2) the Company’s July 2005 revision of public guidance regarding its future financial performance.  The consolidated complaint seeks unspecified damages, interest, fees, and costs.  We strongly believe that the lawsuit lacks merit and we intend to defend against the claims vigorously.  However, we cannot predict the outcome of the lawsuit at this time, and we can give no assurance that it will not materially adversely affect our financial condition or results of operations.

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

Item 1A. Risk Factors

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

As a result of our ongoing relationship with BGI’s iShares and Master Investment Portfolios, our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our servicing assets for Barclays Global Investors Canada, Ltd., BGI accounted for approximately 18% and 17% of our net operating revenue for the three months ended March 31, 2006 and 2005, respectively.  We recently renewed our U.S. asset administration outsourcing agreement and our iShares and Master Investment Portfolio custody and fund accounting agreements with BGI and we expect that BGI will continue to account for a significant portion of our net operating revenue.  We provide services to BGI under long-term contracts that may be terminated before the expiration of the contracts under certain circumstances.  Further information regarding the terms of certain BGI contracts, including early termination provisions, was disclosed in Item 8.01 on our Form 8-K filed on January 25, 2006.

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

Most of our expenses, such as employee compensation and rent, are relatively fixed and are expected to increase in 2006 to support expected growth.  As a result, any shortfall in revenue relative to our expectations could significantly affect our operating results.

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

•                  BISHCA maintains certain regulatory requirements that our insurance captive affiliate, Investors Vermont Insurance Company, must meet.  Failure to meet those requirements could lead to regulatory action; and

•                  Our international operations are subject to regulatory oversight by regulators in the jurisdictions in which we operate, including the Office of the Superintendent of Financial Institutions in Canada, the Irish Financial Services Regulatory Authority, the Cayman Islands Monetary Authority, the Financial Services Authority in the United Kingdom and the Commission de Surveillance du Secteur Financier in Luxembourg.  Failure to comply with applicable international regulatory requirements could result in regulatory action and impact our ability to provide services in those jurisdictions.

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

INVESTORS FINANCIAL SERVICES CORP.

Date: May 4, 2006	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)