Form 10-Q
period 2006-06-30
INVESTORS FINANCIAL SERVICES CORP
filed 2006-08-08
CIK 949589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2006
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

As of July 31, 2006 there were 66,068,041 shares of common stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I.  FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

Investors Financial Services Corp.
Unaudited Consolidated Balance Sheets
June 30, 2006 and December 31, 2005 (Dollars in thousands, except share data)

	June 30,	December 31,
	2006	2005

Assets
Cash and due from banks	$120,429	$79,637
Federal Funds sold	520,000	—
Other short-term investments	7,282	—
Securities held to maturity (including securities pledged of $4,354,703 and $4,529,421 at June 30, 2006 and December 31, 2005, respectively) (approximate fair value of $6,110,925 and $6,725,729 at June 30, 2006 and December 31, 2005, respectively) (Note 3)	6,143,864	6,761,930
Securities available for sale (including securities pledged of $3,202,890 and $2,997,958 at June 30, 2006 and December 31, 2005, respectively) (Note 3)	4,659,782	4,369,720
Nonmarketable equity securities	50,000	50,000
Loans, less allowance for loan losses of $100 at June 30, 2006 and December 31, 2005 (Note 4)	335,697	402,370
Accrued interest and fees receivable	134,178	119,583
Equipment and leasehold improvements, less accumulated depreciation of $53,505 and $59,156 at June 30, 2006 and December 31, 2005, respectively	85,976	69,401
Goodwill, net	79,969	79,969
Other assets	230,292	163,783
Total Assets	$12,367,469	$12,096,393

Liabilities and Stockholders’ Equity

Liabilities:
Deposits (Note 5):
Demand	$556,071	$537,558
Savings	4,846,925	4,224,908
Time	516,297	230,124
Total deposits	5,919,293	4,992,590

Securities sold under repurchase agreements (Note 6)	4,632,803	4,797,868
Short-term and other borrowings (Note 7)	729,742	1,356,649
Due to brokers for open trades payable	29,314	21,293
Junior subordinated deferrable interest debentures	24,774	24,774
Accrued taxes and other expenses	49,603	45,077
Other liabilities	112,759	85,284
Total liabilities	11,498,288	11,323,535

Commitments and contingencies (Note 12)	—	—

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued: none at June 30, 2006 and December 31, 2005)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000; issued: 68,108,995 and 67,177,306 at June 30, 2006 and December 31, 2005, respectively)	681	672
Surplus	319,847	286,265
Deferred compensation	—	(311)
Retained earnings	651,303	572,549
Accumulated other comprehensive loss, net	(29,702)	(13,369)
Treasury stock, at cost (2,124,669 shares at June 30, 2006 and December 31, 2005)	(72,948)	(72,948)
Total stockholders’ equity	869,181	772,858
Total Liabilities and Stockholders’ Equity	$12,367,469	$12,096,393

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.
Unaudited Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2006 and 2005 (Dollars in thousands, except per share data)

	June 30,	June 30,
	2006	2005
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$220,002	$178,703
Value-added service fees	94,436	58,998
Total asset servicing fees	314,438	237,701
Other operating income	1,634	1,411
Gain on sale of investments	2,523	9,740
Total fees and other revenue	318,595	248,852

Interest income	272,358	206,158
Interest expense	190,472	116,499
Net interest income	81,886	89,659
Net operating revenue	400,481	338,511

Operating Expenses:
Compensation and benefits	164,207	120,351
Technology and telecommunications	35,125	25,913
Transaction processing services	29,469	22,776
Occupancy	15,563	12,840
Depreciation and amortization	15,542	15,984
Professional fees	5,404	6,379
Travel and sales promotion	4,077	3,174
Insurance	1,967	2,275
Other operating expenses	13,255	8,337
Total operating expenses	284,609	218,029

Income Before Income Taxes	115,872	120,482

Provision for income taxes	34,170	35,407

Net Income	$81,702	$85,075
Basic Earnings Per Share	$1.25	$1.27
Diluted Earnings Per Share	$1.21	$1.24

Comprehensive Income:
Net income	$81,702	$85,075
Other comprehensive (loss) income:
Net unrealized investment loss	(20,830)	(12,694)
Net unrealized derivative instrument gain	3,398	2,692
Cumulative translation adjustment	1,099	(224)
Other comprehensive loss	(16,333)	(10,226)
Comprehensive income	$65,369	$74,849

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.
Unaudited Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2006 and 2005 (Dollars in thousands, except per share data)

	June 30,	June 30,
	2006	2005
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$112,243	$90,159
Value-added service fees	53,892	32,339
Total asset servicing fees	166,135	122,498
Other operating income	470	626
Gain on sale of investments	2,523	5,552
Total fees and other revenue	169,128	128,676

Interest income	137,921	108,103
Interest expense	99,356	66,057
Net interest income	38,565	42,046
Net operating revenue	207,693	170,722

Operating Expenses:
Compensation and benefits	87,209	63,432
Technology and telecommunications	17,787	13,077
Transaction processing services	15,797	11,656
Occupancy	8,012	6,227
Depreciation and amortization	7,736	8,093
Professional fees	1,943	3,406
Travel and sales promotion	2,146	1,825
Insurance	994	1,146
Other operating expenses	7,301	4,375
Total operating expenses	148,925	113,237

Income Before Income Taxes	58,768	57,485

Provision for income taxes	14,469	13,358
Net Income	$44,299	$44,127
Basic Earnings Per Share	$0.68	$0.66
Diluted Earnings Per Share	$0.65	$0.64

Comprehensive Income:
Net income	$44,299	$44,127
Other comprehensive (loss) income:
Net unrealized investment (loss) gain	(11,633)	13,545
Net unrealized derivative instrument gain (loss)	707	(5,991)
Cumulative translation adjustment	970	(104)
Other comprehensive (loss) income	(9,956)	7,450
Comprehensive income	$34,343	$51,577

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.
Unaudited Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2006 and 2005 (Dollars in thousands, except share data)

	June 30,	June 30,
	2006	2005
Common shares
Balance, beginning of period	$67,177,306	$66,668,584
Exercise of stock options	863,186	225,416
Common stock issuance	68,503	54,862
Balance, end of period	68,108,995	66,948,862

Treasury shares
Balance, beginning of period	2,124,669	73,235
Balance, end of period	2,124,669	73,235

Common stock
Balance, beginning of period	$672	$667
Exercise of stock options	9	2
Balance, end of period	681	669

Surplus
Balance, beginning of period	286,265	272,536
Share-based awards and exercise of stock options	26,700	6,208
Tax benefit from exercise of stock options	4,599	1,246
Common stock issuance	2,296	1,878
Transfer of deferred compensation to surplus	(311)	—
Amortization of deferred compensation	298	—
Balance, end of period	319,847	281,868

Deferred compensation
Balance, beginning of period	(311)	(572)
Transfer of deferred compensation to surplus	311	—
Amortization of deferred compensation	—	212
Balance, end of period	—	(360)

Retained earnings
Balance, beginning of period	572,549	418,034
Net income	81,702	85,075
Cash dividend, $0.045 and $0.040 per share in the six-month periods ending
June 30, 2006 and 2005, respectively	(2,948)	(2,669)
Balance, end of period	651,303	500,440

Accumulated other comprehensive (loss) income, net
Balance, beginning of period	(13,369)	23,888
Net unrealized investment loss	(20,830)	(12,694)
Net unrealized derivative instrument gain	4,251	3,091
Amortization of terminated interest rate swap agreements	(853)	(399)
Cumulative translation adjustment	1,099	(224)
Balance, end of period	(29,702)	13,662

Treasury stock
Balance, beginning of period	(72,948)	(2,291)
Balance, end of period	(72,948)	(2,291)

Total Stockholders’ Equity	$869,181	$793,988

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.
Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005 (Dollars in thousands)

	June 30,	June 30,
	2006	2005

Cash Flows From Operating Activities:
Net income	$81,702	$85,075
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	14	14
Depreciation and amortization	15,542	15,984
Share-based compensation	2,284	—
Amortization of deferred compensation	—	212
Amortization of premiums on securities, net of accretion of discounts	25,076	24,440
Gain on sale of investments	(2,523)	(9,740)
Excess tax benefit related to share-based compensation	(5,106)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(14,595)	(14,485)
Other assets	(66,587)	(51,478)
Accrued taxes and other expenses	4,526	3,662
Other liabilities	53,818	61,356
Net cash provided by operating activities	94,151	115,040

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	535,736	633,126
Proceeds from maturities and paydowns of securities held to maturity	642,141	752,969
Proceeds from sale of securities available for sale	134,131	248,441
Purchases of securities available for sale	(994,571)	(841,836)
Purchases of securities held to maturity	(49,362)	(1,795,148)
Net increase in deposits pledged to secure clearings	—	(138,850)
Net increase in due to brokers for open trades payable	8,021	43,896
Net increase in Federal Funds sold	(520,000)	(11,000)
Net increase in other short-term investments	(7,282)	—
Net decrease (increase) in loans	66,673	(75,290)
Purchases of equipment, software and leasehold improvements	(32,103)	(13,503)
Net cash used for investing activities	(216,616)	(1,197,195)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits	18,513	(110,501)
Net increase (decrease) in time and savings deposits	908,190	(186,350)
Net (decrease) increase in securities sold under repurchase agreements	(165,065)	596,202
Net (decrease) increase in short-term and other borrowings	(626,907)	758,759
Proceeds from exercise of stock options	24,425	6,210
Proceeds from issuance of common stock	2,296	1,878
Excess tax benefit related to share-based compensation	5,106	—
Dividends paid to stockholders	(2,948)	(2,669)
Net cash provided by financing activities	163,610	1,063,529

Effect of exchange rates on cash	(353)	1

Net Increase (Decrease) in Cash and Due From Banks	40,792	(18,625)
Cash and Due From Banks, Beginning of Period	79,637	49,059
Cash and Due From Banks, End of Period	$120,429	$30,434

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.s
Notes to Unaudited Consolidated Financial Statements

1.       Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (‘the Bank’).  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  The Company is subject to regulation by the Federal Deposit Insurance Corporation (‘FDIC’), the Federal Reserve Board of Governors (‘FRB’), the Office of the Commissioner of Banks of the Commonwealth of Massachusetts (‘Commissioner’), the Securities and Exchange Commission (‘SEC’), the National Association of Securities Dealers, Inc. (‘NASD’), the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration (‘BISHCA’), the Office of the Superintendent of Financial Institutions in Canada (‘OSFI’), the Irish Financial Services Regulatory Authority, the Cayman Islands Monetary Authority (‘CIMA’), the Financial Services Authority in the United Kingdom (‘FSA’) and the Commission de Surveillance du Secteur Financier in Luxembourg (‘CSSF’).

2.       Interim Financial Statements

The unaudited consolidated interim financial statements of the Company as of June 30, 2006 and December 31, 2005, and for the six-month and three-month periods ended June 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) have been omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included.  All significant intercompany accounts and transactions have been eliminated.  The Company’s management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.  The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates.  It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.  Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

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

Amortization and accretion of debt securities purchased at a premium or discount are amortized or accreted into income using a method which approximates the constant effective yield method.  The Company applies Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (‘SFAS 91’) for the amortization of premiums and accretion of discounts.  In calculating the effective yield for securities that represent holdings of large numbers of similar loans for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, prepayments are anticipated using the Company’s actual three-month prepayment experience.

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

As of and for the periods ended June 30, 2006, December 31, 2005 and June 30, 2005, the Company anticipated prepayments on its residential mortgage-backed securities.  All other securities, including Federal agency securities, state and political subdivisions, corporate debt, U.S. Treasury securities and foreign government securities, do not meet the SFAS 91 criteria for anticipating prepayments.  Accordingly, no prepayments were anticipated for these securities.

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

The Company reversed previously accrued taxes of approximately $5.3 million in the second quarter of 2006, resulting from a tax position that no longer met the probable recognition threshold under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (‘SFAS 5’).

The Company recorded a one-time benefit of approximately $7 million in the second quarter of 2005 related to the recognition of the indefinite reversal provision of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas (‘APB 23’). The indefinite reversal provision of APB 23 specifies that U.S. income taxes should not be accrued on the undistributed earnings of a foreign subsidiary if those earnings have been or will be invested indefinitely in that subsidiary’s operations.  The Company had previously accrued U.S. income taxes on the undistributed earnings of its Irish subsidiaries.  In the second quarter of 2005, the Company recognized the indefinite reversal provision of APB 23 due to the projected capital needs of its Irish subsidiaries necessary to support continued growth.  As such, the Company no longer records U.S. income taxes on the undistributed earnings of its Irish subsidiaries.

Share-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (‘SFAS 123R’).  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued.  The Company adopted SFAS 123R using the modified prospective application method.  Under that method, compensation cost for equity awards granted after January 1, 2006 is recognized over the service period based on the grant date fair value.  In addition, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 is recognized prospectively as the requisite service is rendered.  The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated under the pro forma disclosures of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (‘SFAS 123’).  In accordance with the modified prospective application method, the financial statements of interim periods prior to the adoption of SFAS 123R have not been restated.

The following table sets forth share-based compensation cost and the related tax benefit recognized in the income statement for all of the Company’s share-based compensation plans (Dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Share-based compensation cost	$2,284	$212	$1,234	$105
Income tax benefit	$420	$—	$190	$—

Certain of the Company’s share-based awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under SFAS 123R, the Company has elected to recognize compensation cost for awards granted on or after January 1, 2006 with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.

Prior to adopting SFAS 123R, the Company measured compensation cost for share-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘APB 25’), and made pro forma disclosures of the fair value method under SFAS 123.  The intrinsic value method measures compensation cost as the amount by which the fair market value of the Company’s common stock exceeds the option exercise price on the measurement date, which is typically the date of grant.  Generally, options granted had an exercise price equivalent to the fair market value at the measurement date.  Accordingly, no compensation cost was recorded.  If share-based compensation cost were recognized using the fair value method, stock options would be valued at grant date using the Black-Scholes valuation model and the resulting compensation cost would have decreased net income as indicated below (Dollars in thousands, except per share data):

	For the Six Months Ended	For the Three Months Ended
	June 30, 2005	June 30, 2005

Net income as reported	$85,075	$44,127
Deduct: Total share-based employee compensation cost determined under the fair value method for all awards, net of related tax effects	(1,797)	(1,466)
Pro forma net income	$83,278	$42,661

Earnings per share:
Basic-as reported	$1.27	$0.66
Basic-pro forma	$1.25	$0.64

Diluted-as reported	$1.24	$0.64
Diluted-pro forma	$1.22	$0.63

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2005:  an average assumed risk-free interest rate of 3.93%, an expected term of four years, an average expected volatility of 42.87%, and an average dividend yield of 0.19%.

For the three months ended June 30, 2005, the following assumptions were used in the Black-Scholes valuation model:  an average assumed risk-free interest rate of 3.73%, an expected term of four years, an average expected volatility of 41.58%, and an average dividend yield of 0.21%.

For both the six and three months ended June 30, 2005, the amount of share-based compensation cost (net of tax) included in net income as reported was $0.1 million.

The following table represents the effect of changing from the intrinsic value method under APB 25 to the fair value method under SFAS 123R for the six months and three months ended June 30, 2006, respectively (Dollars in thousands, except per share data):

	For the Six Months Ended	For the Three Months Ended
	June 30, 2006	June 30, 2006

Increase/(Decrease) in:

Income from continuing operations	$(2,113)	$(1,080
Income before income taxes	(2,113)	(1,080
Net income	(1,496)	(816
Cash flow from operations	(5,106)	(3,473
Cash flow from financing activities	5,106	3,473

Basic EPS	$(0.02)	$(0.01
Diluted EPS	$(0.02)	$(0.01

The fair value of each option grant under the Director Plan, the Stock Plan, and the 2005 Plan (as described further in Note 8) was estimated on the grant date using the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2006:  an average assumed risk-free interest rate of 4.77%, an expected term of five years, an average expected volatility of 42.46%, and an average dividend yield of 0.20%.

For the three months ended June 30, 2006, the following assumptions were used in the Black-Scholes valuation model:  an average assumed risk-free interest rate of 4.86%, an expected term of five years, an average expected volatility of 42.34%, and an average dividend yield of 0.19%.

The Company bases its estimate of expected term on the historical exercise and post-vesting employment termination behavior for similar grants.  The Company’s volatility assumption is based on the historical volatility of the Company’s stock over a period equating to the expected term of the employee share option, using weekly price observations and looking backward from the date of grant.

The fair value of the option feature of grants under the 1997 Employee Stock Purchase Plan (‘ESPP’) (as described further in Note 8) was estimated on the grant date using the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2006:  an average assumed risk-free interest rate of 4.40%, an expected term of 0.5 years, an average expected volatility of 36.96%, and an average dividend yield of 0.25%.

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

SFAS 123R also requires that any deferred compensation related to share-based awards granted prior to January 1, 2006 must be eliminated against the appropriate equity accounts.  In connection with the Company’s adoption of SFAS 123R, the presentation in the consolidated statement of stockholders’ equity for the six months ended June 30, 2006 was revised to reflect the transfer of balances previously reported in deferred compensation to surplus.

Earnings Per Share—Basic earnings per share (‘EPS’) were computed by dividing net income by the weighted-average number of common shares outstanding during the quarter.  Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised into common stock that then shared in the earnings of the Company.  The reconciliation from Basic to Diluted EPS is as follows (Dollars in thousands, except per share data):

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Income available to common stockholders	$81,702	$85,075	$44,299	$44,127

Basic weighted-average shares outstanding	65,538,888	66,761,409	65,792,845	66,803,946
Dilutive effect of stock options	1,923,309	1,682,240	1,930,739	1,443,415
Diluted weighted-average shares outstanding	67,462,197	68,443,649	67,723,584	68,247,361

Earnings per share:
Basic	$1.25	$1.27	$0.68	$0.66

Diluted	$1.21	$1.24	$0.65	$0.64

There were 122,069 and 13,917 options which were not considered dilutive for purposes of EPS calculations for the six-month periods ended June 30, 2006 and 2005, respectively.  For the three-months periods ended June 30, 2006 and 2005, there were 92,581 and 92,274 options, respectively, which were not considered dilutive for purposes of EPS calculations.

Recently Issued Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (‘FIN 48’.)  FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Pursuant to FIN 48, the effects of a tax position are recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authority.  Conversely, previously recognized tax positions are derecognized when it is no longer more likely than not that the tax position would be sustained upon examination.  FIN 48 also requires certain disclosures regarding unrecognized tax benefits and the amounts and classification of the related interest and penalties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of FIN 48.

3. Securities

Amortized cost amounts and fair values of securities are summarized as follows as of June 30, 2006 (Dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
Held to Maturity	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$4,034,214	$10,177	$(39,209)	$4,005,182
Federal agency securities	2,005,854	3,849	(10,592)	1,999,111
State and political subdivisions	103,796	2,975	(139)	106,632

Total	$6,143,864	$17,001	$(49,940)	$6,110,925

	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$4,192,824	$2,443	$(72,690)	$4,122,577
State and political subdivisions	333,840	88	(8,368)	325,560
Corporate debt	201,419	482	(1,154)	200,747
Foreign government securities	10,979	—	(81)	10,898

Total	$4,739,062	$3,013	$(82,293)	$4,659,782

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2005 (Dollars in thousands):

	Amortized	Unrealized	Unrealized
Held to Maturity	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$4,342,254	$11,420	$(29,818)	$4,323,856
Federal agency securities	2,305,331	1,560	(23,914)	2,282,977
State and political subdivisions	114,345	4,646	(95)	118,896

Total	$6,761,930	$17,626	$(53,827)	$6,725,729

	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$3,810,797	$3,882	$(48,578)	$3,766,101
State and political subdivisions	388,789	5,515	(1,913)	392,391
Corporate debt	201,499	736	(1,543)	200,692
Foreign government securities	10,539	—	(3)	10,536

Total	$4,411,624	$10,133	$(52,037)	$4,369,720

During the three-month period ended June 30, 2006, the Company sold forty-two securities classified as available for sale totaling $134.1 million using the specific identification method.  The book value of the securities was $131.6 million and resulted in a gross realized gain of $2.5 million for both the six-month and three-month periods ended June 30, 2006.

The carrying value of securities pledged amounted to approximately $7.6 billion and $7.5 billion at June 30, 2006 and December 31, 2005, respectively.  Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding FHLBB borrowings.

On a quarterly basis the Company reviews its investment portfolio on a security by security basis for any investment that may be other-than-temporarily impaired.  In its evaluation, the Company considers the length of time the security has been impaired, the severity of the impairment, the financial condition and future prospects of the issuer, and the Company’s ability and intent to hold the security to maturity or until it recovers in value.  At June 30, 2006, no securities were considered to be other-than-temporarily impaired.

4.             Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Almost all of the Company’s commitments to fund loans are at variable rates.  The credit risk associated with these loans is considered low since the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian.  There were no impaired loans, nonperforming loans or loans on nonaccrual status at June 30, 2006 or December 31, 2005.  In addition, there were no loan charge-offs or recoveries during the six months ended June 30, 2006 or 2005.  Loans are summarized as follows (Dollars in thousands):

	June 30,	December 31,
	2006	2005

Loans to mutual funds	$214,115	$286,144
Loans to individuals	79,428	81,392
Loans to others	42,254	34,934
	335,797	402,470
Less allowance for loan losses	(100)	(100)
Total	$335,697	$402,370

5.       Deposits

The following is a summary of deposit balances by type (Dollars in thousands):

	June 30,	December 31,
	2006	2005
Interest-bearing deposits:
Demand	$86,127	$85,157
Savings	4,784,602	4,195,486
Time	166,297	55,124
Total interest-bearing deposits	5,037,026	4,335,767

Noninterest-bearing deposits:
Demand	469,944	452,401
Savings	62,323	29,422
Time	350,000	175,000
Total noninterest-bearing deposits	882,267	656,823
Total	$5,919,293	$4,992,590

Time deposits with balances greater than $100,000 totaled $516.3 million and $230.1 million at June 30, 2006 and December 31, 2005, respectively.  All time deposits had a maturity of less than three months at June 30, 2006 and December 31, 2005. The aggregate amounts of overdraft deposits that have been reclassified as loan balances were $117.2 million and $162.2 million at June 30, 2006 and December 31, 2005, respectively.

6.       Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	June 30,	December 31,
	2006	2005

Repurchase agreements - short term	$4,332,803	$4,297,868
Repurchase agreements - long term	300,000	500,000
Total	$4,632,803	$4,797,868

Approximately $4.8 billion and $4.9 billion of securities were pledged to collateralize repurchase agreements as of June 30, 2006 and December 31, 2005, respectively.

7.             Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	June 30,	December 31,
	2006	2005

Federal Funds purchased	$679,706	$810,511
Federal Home Loan Bank of Boston overnight advances	—	400,000
Federal Home Loan Bank of Boston short-term advances	50,000	146,000
Treasury, Tax and Loan account	36	138
Total	$729,742	$1,356,649

The Company has borrowing arrangements with the FHLBB and the Federal Reserve Discount Window, which have been utilized on an overnight and short-term basis to satisfy funding requirements.  Approximately $0.9 billion and $1.0 billion of securities were pledged to collateralize FHLBB advances as of June 30, 2006 and December 31, 2005, respectively, and approximately $1.6 billion and $1.4 billion of securities were pledged to collateralize Federal Reserve Discount Window borrowings as of June 30, 2006 and December 31, 2005, respectively.

8.       Stockholders’ Equity

As of June 30, 2006, the Company’s capital stock consisted of 1,000,000 authorized shares of preferred stock, of which no shares were issued, and 175,000,000 authorized shares of common stock, of which 68,108,995 shares were issued.  All shares have a par value of $0.01 per share.

The Company has four equity incentive plans:  the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), the 1997 Employee Stock Purchase Plan (‘ESPP’) and the 2005 Equity Incentive Plan (the ‘2005 Plan’).  The 2005 Plan supersedes both the Stock Plan and the Director Plan, both of which continue in effect only with regard to options outstanding under those plans.  Options awarded under the Stock Plan, the Director Plan and the 2005 Plan generally vest over zero to four years of continuous service and generally have ten-year contractual terms.  The exercise price of these awards is generally equal to the fair market value of the Company’s common stock on the date the awards are granted.  There were no amendments to any plans during the six months ended June 30, 2006.

Cash received from options exercised under all share-based payment arrangements for the six months and three months ended June 30, 2006 was $24.4 million and $10.5 million, respectively.  The actual tax benefit realized for the tax deductions related to these exercises amounted to $5.2 million and $2.6 million for the six months and three months ended June 30, 2006, respectively.

In June 2006, the Company announced that its Board of Directors authorized a repurchase plan of up to $150.0 million of the Company’s common stock over the twelve months following the announcement.  The plan expires in June 2007.

The Stock Plan, Director Plan, and 2005 Plan

Effective with the start of the 2005 Plan, 45,703 shares of the Director Plan and 3,439,197 shares of the Stock Plan were transferred to the 2005 Plan.  On April 14, 2005, the shareholders authorized an additional 2,000,000 shares of common stock for issuance under the 2005 Plan.

A summary of option activity under the Director Plan, the Stock Plan and the 2005 Plan for the six months ended June 30, 2006, is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	6,919,316	$31
Granted	72,063	47
Exercised	(891,390)	29
Forfeited or expired	(21,084)	38
Outstanding at June 30, 2006	6,078,905	31	5.9 years	$84,784
Exercisable at June 30, 2006	5,721,153	$31	5.8 years	$81,786

The weighted-average grant-date fair values per option of options granted during the six months ended June 30, 2006 and 2005 were $20.23 and $17.55, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 were $15.7 million and $4.3 million, respectively.

As of June 30, 2006, there was $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan, the Director Plan and the 2005 Plan.  That cost is expected to be recognized over a weighted-average period of 1 year.

A summary of the status of the Company’s nonvested shares for the six months ended June 30, 2006 is presented below:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	5,000	$34
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	5,000	$34

ESPP

Under the terms of the ESPP, the Company may issue up to 1,620,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees.  The ESPP permits eligible employees to purchase up to 8,000 shares of common stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions.  The purchases are made twice a year at a price equal to the lesser of (i) 90% of the market value of the Company’s common stock on the first business day of the payment period or (ii) 90% of the market value of the Company’s common stock on the last business day of the payment period.  The payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31.

For the six-month period ended June 30, 2006, the purchase price of the stock was $33.52, or 90% of the market value of the Company’s common stock on the first business day of the payment period ending June 30, 2006.

During the year ended December 31, 2005, the purchase prices of the stock were $34.25 and $33.25, or 90% of the market value of the Company’s common stock on the last business day of the payment periods ending June 30, 2005 and December 31, 2005, respectively.

A summary of activity under the ESPP is as follows:

	For the Six	For the
	Months Ended	Year Ended
	June 30,	December 31,
	2006	2005

Total shares available under the plan, beginning of period	521,563	636,267
Issued at June 30	(68,506)	(54,862)
Issued at December 31	—	(59,842)

Total shares available under the plan, end of period	453,057	521,563

Prior to the adoption of SFAS 123R, the ESPP was considered a non-compensatory plan and, therefore, no compensation cost was recognized.  However, pursuant to SFAS 123R, the ESPP is considered a compensatory plan, effective January 1, 2006.  Accordingly, compensation cost is computed as the sum of:  (a) 10% of the fair market value of the Company’s common stock on the first day of the purchase period and (b) the fair value of the option feature, calculated using the Black-Scholes valuation model.  Compensation cost is recognized ratably over the payment period based on the components of fair value in the preceding sentence and the number of shares that could be purchased at grant date based on the estimated total withholdings and the discounted market price of the stock on grant date.  The weighted-average grant-date fair value of awards granted under the ESPP was $7.86 per share for the six months ended June 30, 2006.

Compensation cost related to the ESPP was $0.5 million and $0.3 million for the six months and three months ended June 30, 2006, respectively.  Compensation cost related to the ESPP was $0 for both the six months and three months ended June 30, 2005.  As of June 30, 2006, there was $0 of total unrecognized compensation cost related to the nonvested awards granted under the ESPP.

9.     Employee Benefit Plans

Pension Plan—The Company has a trusteed, noncontributory, qualified defined benefit pension plan (‘Pension Plan’) covering substantially all of its employees who were hired before January 1, 1997.  The benefits are based on years of service and the employee’s compensation during employment.  Generally, the Company’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.  The plan document was amended in December 2001 and December 2004 to freeze benefit accruals for certain highly compensated participants.  The Company uses a December 31 measurement date for this plan. Effective January 1, 2006, no further Pension Plan benefit will accrue on behalf of any Pension Plan participant, and effective December 31, 2005, all Pension Plan participant’s accounts were frozen.

Net periodic pension cost for the Company’s Pension Plan included the following components (Dollars in thousands):

	For the Six Months Ended		For the Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Service cost-benefits earned / benefit obligations	$—	$372	$—	$186
Interest cost on projected benefit obligations	507	572	272	286
Expected return on plan assets	(706)	(718)	(357)	(359)
Net amortization and deferral	81	156	63	78
Net periodic pension (benefit) cost	$(118)	$382	$(22)	$191

The Company does not expect to contribute to its Pension Plan during 2006, and no contributions were made during the six-month period ended June 30, 2006.

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

Net periodic pension cost for the Company’s SERP included the following components (Dollars in thousands):

	For the Six Months Ended		For the Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Service cost-benefits earned / benefit obligations	$923	$888	$461	$444
Interest cost on projected benefit obligations	783	736	387	368
Net amortization and deferral	477	544	238	272
Net periodic pension cost	$2,183	$2,168	$1,086	$1,084

At June 30, 2006, the SERP remained an unfunded plan.  The Company does not expect to contribute to the SERP, and no contributions were made during the six-month period ended June 30, 2006.

10.    Off-Balance Sheet Financial Instruments

Lines of Credit—At June 30, 2006, the Company had commitments to mutual funds, individuals and others under collateralized open lines of credit totaling $1.2 billion, against which $218.6 million in loans were drawn.  The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans.  The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at June 30, 2006 totaled $9.0 billion, while the fair value of the indemnified securities lending portfolio totaled approximately $8.7 billion.  Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

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

11.    Derivative Financial Instruments

Interest Rate Contracts—Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable-rate, based upon the notional amount without the exchange of the underlying principal amount.  The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position.  The Company has experienced no terminations by counterparties of interest rate swaps.  Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value.  As of June 30, 2006, the positive fair value related to the Company’s interest rate contracts was approximately $31.2 million.

The Company enters into pay-fixed/receive-floating interest rate swap agreements.  These instruments have been designated as cash flow hedges of variable-rate liabilities and a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates (thereby resulting in a variable interest expense pattern).  The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.8 billion at June 30, 2006 and $1.9 billion at December 31, 2005.  These contracts had net fair values of approximately $31.2 million and $24.2 million at June 30, 2006 and December 31, 2005, respectively.  These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheets.

For both the six months and three months ended June 30, 2006, the Company recognized net pre-tax losses of $0.1 million, which represented the total ineffectiveness for all cash flow hedges.  For the six months and three months ended June 30, 2005, total ineffectiveness related to cash flow hedges resulted in net pre-tax gains of $3.0 million and $0.6 million, respectively.

As of June 30, 2006, the Company expects that approximately $12.7 million of deferred net after-tax gains on derivative contracts included in other comprehensive income will be reclassified to net interest income within the next twelve months. This expectation is based on the net discounted cash flows from existing cash flow hedging derivatives, as well as the amortization of gains from the terminated cash flow hedging derivatives.

Foreign Exchange Contracts—Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value.  The notional value of the Company’s foreign exchange contracts at June 30, 2006 and December 31, 2005 was $9.7 billion and $6.3 billion, respectively.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheets.  Unrealized gains in other assets were $26.6 million and $20.8 million at June 30, 2006 and December 31, 2005, respectively.  Unrealized losses in other liabilities were $27.5 million and $19.7 million at June 30, 2006 and December 31, 2005, respectively.  Foreign exchange contracts with the same counterparty are netted in the Company’s consolidated balance sheets when a master netting agreement exists.  These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

Other—The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities.  At June 30, 2006, the Company had no fixed price purchase contracts outstanding to purchase investment securities.  At December 31, 2005, the Company had $97.5 million of fixed price purchase contracts outstanding to purchase investment securities.  Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

12.    Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances.  The average required reserve balance with the FRB for the two-week period including June 30, 2006 was approximately $29.1 million.  In addition, the Company’s consolidated balance sheet includes deposits totaling $81.9 million, which were pledged to secure clearings with depository institutions as of June 30, 2006.

Contingencies—Assets held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there were no contingent liabilities related to its fiduciary capacity at June 30, 2006 that were material to the consolidated financial position or consolidated results of operations of the Company.

On June 27, 2003, the Company and an individual employee of the Company were named in a lawsuit alleging, among other things, that the Company breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus

Investment Management, Inc. and that the individual employee of the Company engaged in a breach of fiduciary duties and tortuous interference with a contract.  The lawsuit was filed in the Superior Court of Worcester, Massachusetts and sought unspecified damages.  In July 2006, the parties reached settlement in principle.  The settlement is subject to execution of final settlement agreements and approval by the court.  Included in other liabilities in the Company’s consolidated balance sheet at June 30, 2006 and in other operating expenses in the Company’s consolidated statements of income for the six months and three months ended June 30, 2006 is approximately $1.8 million for settlement costs, legal fees and administrative costs related to the settlement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Our most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total Capital (to Risk-Weighted Assets-the Company)	$845,587	19.30%	$350,454	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$809,035	18.48%	$350,197	8.00%	$437,746	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$845,487	19.30%	$175,227	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$808,935	18.48%	$175,098	4.00%	$262,648	6.00%
Tier 1 Capital (to Average Assets-the Company)	$845,487	7.04%	$480,159	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$808,935	6.74%	$480,117	4.00%	$600,146	5.00%
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets-the Company)	$731,833	18.50%	$316,553	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$720,113	18.21%	$316,349	8.00%	$395,436	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$731,733	18.49%	$158,276	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$720,013	18.21%	$158,174	4.00%	$237,262	6.00%
Tier 1 Capital (to Average Assets-the Company)	$731,733	5.95%	$491,685	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$720,013	5.86%	$491,549	4.00%	$614,437	5.00%

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

The operations of the Company’s securities broker affiliate, Investors Securities Services, LLC (‘ISS’), are subject to federal and state securities laws, as well as the rules of both the SEC and the NASD.  Management believes, as of June 30, 2006, that ISS is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s captive insurance affiliate, Investors Vermont Insurance Company (‘IVIC’), are subject to the laws and regulations of the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration.  Management believes, as of June 30, 2006, that IVIC is in material compliance with all of the foregoing requirements to which it is subject.

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

14. Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting, as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue		Net Operating Revenue		Long-Lived Assets
	Six Months Ended		Three Months Ended
	June 30,		June 30,		June 30,	December 31,
Geographic Information	2006	2005	2006	2005	2006	2005
United States	$373,903	$317,369	$193,145	$159,631	$156,145	$141,810
Ireland	23,315	18,423	12,904	9,782	7,924	6,325
Canada	3,001	2,634	1,493	1,267	268	385
United Kingdom	180	—	110	—	1,608	850
Cayman Islands	82	85	41	42	—	—
Luxembourg	—	—	—	—	—	—

Total	$400,481	$338,511	$207,693	$170,722	$165,945	$149,370

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 18% of the Company’s consolidated net operating revenues for the six-month and three-month periods ended June 30, 2006 and 2005, respectively.  No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues for the six-month periods ended June 30, 2006 and 2005.

The following represents the Company’s asset servicing fees by service lines (Dollars in thousands):

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Core service fees:
Custody, accounting and administration	$220,002	$178,703	$112,243	$90,159

Value-added service fees:
Foreign exchange	48,099	25,504	27,765	12,255
Cash management	24,455	16,537	13,143	9,173
Securities lending	16,654	11,850	10,492	8,170
Investment advisory	3,761	3,704	1,825	1,989
Other service fees	1,467	1,403	667	752
Total value-added service fees	94,436	58,998	53,892	32,339

Total asset servicing fees	$314,438	$237,701	$166,135	$122,498

15.    Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Federal Funds sold and other short-term investments	$1,865	$753	$1,387	$390
Investment securities held to maturity and available for sale	261,150	201,594	131,400	105,461
Loans	9,343	3,811	5,134	2,252
Total interest income	272,358	206,158	137,921	108,103
Interest expense:
Deposits	74,200	31,363	40,513	16,118
Securities sold under repurchase agreements	80,301	60,551	39,347	34,197
Short-term and other borrowings	34,761	23,375	18,891	15,137
Junior subordinated debentures	1,210	1,210	605	605
Total interest expense	190,472	116,499	99,356	66,057

Net interest income	$81,886	$89,659	$38,565	$42,046

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Investors Financial Services Corp.

We have reviewed the accompanying consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of income and comprehensive income for the six-month and three-month periods ended June 30, 2006 and 2005, and stockholders’ equity and cash flows for the six-month period ended June 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

/s/Deloitte & Touche LLP
Boston, Massachusetts
August 8, 2006

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

Overview

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company.  We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  We have offices located in the United States, Ireland, Canada, the Cayman Islands, the United Kingdom and Luxembourg with a vast global subcustodian network established to accommodate the international needs of our clients.  At June 30, 2006, we provided services for approximately $2.0 trillion in net assets, including approximately $0.4 trillion in foreign net assets.

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

As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity and the prevailing interest rate environment.  A significant portion of our core services revenue is based upon the amount of assets we process.  As market values of underlying assets fluctuate, so will our revenue.  We have managed this volatility by offering a tiered pricing structure for our asset-based fees.  As asset values increase, the basis point fee is reduced for the incremental assets.  When asset values decrease, revenue is only impacted at the then marginal rate.  Many of our value-added services are transactional based, and we receive a fee for each transaction processed.  We have continued to experience net interest margin pressure during the first half of 2006 due to a very flat yield curve, lower reinvestment spreads and the liability sensitive nature of our balance sheet.  Because we are a liability sensitive institution, as overnight interest rates rise, most of our liabilities reprice but our assets take longer to reprice due to the nature of their reset provisions (i.e., monthly, quarterly and annually).  The lower interest rate spreads were also due to the narrowing of market spreads on reinvestment and purchase opportunities for fixed and floating-rate investment assets.  During the remainder of 2006, we expect short-term rates to continue to rise at least 25 basis points and the yield curve to remain very flat, without a sustained inversion.

We remain focused on our sales efforts, enhancing our global technology platform and building out office space to accommodate growth.  Due to this need to invest for both current and future growth, our operating margins are expected to decrease in the short term from their prior historical levels.

Results of Litigation Settlement

As we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, we and an individual employee of ours were named in a lawsuit filed by Opus Investment Management, Inc. in the Superior Court of Worcester, Massachusetts on June 27, 2003. Subsequent to our second quarter 2006 earnings announcement on July 13, 2006, the parties in the litigation reached settlement in principle. While the settlement is subject to execution of final settlement agreements and approval by the court, we accrued approximately $1.8 million for settlement costs, legal fees and administrative costs in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. This adjustment decreased our previously announced second quarter 2006 net income by approximately $1.2 million to $44.3 million and decreased our diluted earnings per share by $0.02 to $0.65.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities Exchange Commission (‘SEC’) (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” which are made under Section 21E of the Securities Exchange Act of 1934 and which involve risks and uncertainties.  These statements relate to future events or our future financial performance and are identified by words such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms.  Forward-looking statements in this Form 10-Q include certain statements regarding liquidity, capital resources, growth rate, annual dividend payments, interest rate conditions, the shape of the yield curve, interest rate sensitivity, compliance with capital adequacy guidelines, loss exposure on lines of credit, foreign exchange revenue, cash management revenue, securities lending revenue, net interest income, operating margin, operating expenses, including occupancy expenses and needs, transaction processing services expense, professional fee expense, compensation expense, travel and sales expense, investments in technology, pension plan and supplemental pension expense, depreciation expense, investments in Federal Home Loan Bank of Boston (‘FHLBB’) capital stock, the effect on earnings of changes in equity values or fixed income values, the effects of increased prepayments and reduced investment opportunities for our net interest income, the effect of any anticipated activity under our stock repurchase plan, contributing to our supplemental retirement plan, the effect of new accounting pronouncements and the effect of certain legal claims against us.  Our actual future results may differ significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, but are not limited to, the factors discussed in Item 1A of this Form 10-Q and our Form 10-K filed on March 2, 2006.

Statements of Income

Comparison of Operating Results for the Six and Three Months Ended June 30, 2006 and 2005

Net income for the six-months ended June 30, 2006 decreased 4% to $81.7 million from the same period in 2005.  The decrease primarily resulted from continued pressure on our net interest margin, as well as increased operating expenses.  This decrease was substantially offset by increased asset servicing fees, which reflect our ability to sell to new and existing clients combined with market appreciation and strong client fund flows.  Net income for the three-months ended June 30, 2006 increased 1% to $44.3 million for the same period in 2005, which was primarily due to an increase in pre-tax earnings.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2006	2005	Change	2006	2005	Change

Total asset servicing fees	$314,438	$237,701	32%	$166,135	$122,498	36%
Other operating income	1,634	1,411	16%	470	626	(25%)
Gain on sale of investments	2,523	9,740	(74%)	2,523	5,552	(55%)

Total fees and other revenue	$318,595	$248,852	28%	$169,128	$128,676	31%

The largest components of asset servicing fees are custody, accounting and administration fees, which increased 23% to $220.0 million and 24% to $112.2 million for the six-month and three-month periods ended June 30, 2006, respectively, from the same periods in 2005.  Custody, multicurrency accounting and fund administration fees are based in part on the value of assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: middle office outsourcing, global custody, multicurrency accounting, fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.

The change in net assets processed includes the following components (Dollars in billions):

	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2006

Net assets processed, beginning of period	$1,793	$1,930
Change in net assets processed:
Sales to new clients	1	—
Further penetration of existing clients	18	16
Lost clients	—	—
Fund flows and market gain	140	6
Total change in net assets processed	159	22
Net assets processed, end of period	$1,952	$1,952

The majority of the increase in assets processed for the six months ended June 30, 2006 was due to client fund flows and market movements.  The increase in assets processed for the three months ended June 30, 2006 was due to sales to existing clients.  As indicated in the ‘Overview’ section, our core services fees are primarily generated by charging a fee based upon the value of assets processed.  As market values or clients’ asset levels fluctuate, so will our revenue.  Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility to a certain extent.  As asset values increase, the basis point fee typically lowers.  When asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

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

•                  Foreign exchange fees were $48.1 million for the six-month period ended June 30, 2006, up 89% from the same period in 2005, and were $27.8 million for the three-month period ended June 30, 2006, up 127% from the same period in 2005. The increase in foreign exchange fees is attributable to new business, increased volume of client activity and volatility in currency markets.  Future foreign exchange income is dependent on the volume of new and existing client activity and overall volatility in the currencies traded.  We expect foreign exchange fees for the second half of 2006 to be less than the first half of 2006, but to continue to meet or exceed prior year levels.

•                  Cash management fees, which consist of sweep fees, were $24.5 million for the six-month period ended June 30, 2006, up 48% from the same period in 2005, and were $13.1 million for the three-month period ended June 30, 2006, up 43% from the same period in 2005.  The increase is primarily due to higher balances placed by our clients in the cash management products we offer.  Cash management fees will continue to depend on the level of client balances maintained in the cash management products we offer.  If our clients’ investment products continue to maintain higher cash balances than they did in comparable periods, we expect our cash management revenue to be positively impacted.

•                  Securities lending fees were $16.7 million for the six-month period ended June 30, 2006, up 41% from the same period in 2005, and $10.5 million for the three-month period ended June 30, 2006, up 28% from the same period in 2005, primarily due to new business, higher volumes and improved market conditions.  Securities lending transaction volume is positively affected by the market value of securities on loan, merger and acquisition activity, increased IPO activity, the seasonality of international dividend arbitrage and a steeper short end of the yield curve.  If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted.  If we experience any of the following: 1) a reduction in our securities lending portfolio, 2) lower market values or 3) compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted.

•                  Investment advisory fees were $3.8 million for the six-month period ended June 30, 2006, up 2% from the same period in 2005.  The increase in investment advisory fees is attributable to higher asset levels in our proprietary Merrimac money market funds as well as discontinuing advisory fee waivers during the second quarter of 2005.  Investment advisory fees were $1.8 million for the three-month period ended June 30, 2006, down 8% from the same period in 2005.  The decrease was primarily due to commission fees.  Future investment advisory fee income is dependent upon asset levels within the Merrimac money market funds, which are driven by overall market conditions, client activity and transaction volumes.

•                  Other service fees were $1.5 million for the six-month period ended June 30, 2006, up 5% from the same period in 2005.  Other service fees include income earned on compliance advisory, brokerage and transition management services.  The increase in other service fees for the six-month period is primarily due to an increase in transition management service fees.  Other service fees were $0.7 million for the three-month period ended June 30, 2006, down 11% from the same period in 2005.  The decrease for the three-month period is primarily due to a reduction in brokerage commission fees.

•                  Other operating income for the six-month period ended June 30, 2006 was $1.6 million, up 16% from the same period in 2005.  The increase is primarily due to an increase in interest earned on clearing agency deposits.  Other operating income for the three-month period ended June 30, 2006 was $0.5 million, down 25% from the same period in 2005.  The decrease was due to a decrease in FHLBB stock dividend income.

During the second quarter of 2006, we sold municipal securities held in our available for sale portfolio, resulting in the recognition of $2.5 million in gains for both the six-month and three-month periods ended June 30, 2006.  During the first half of 2005, we sold municipal securities held in our available for sale portfolio, resulting in the recognition of $9.7 million and $5.6 million in gains for the six-month and three-month periods ended June 30, 2005, respectively.  These security sales in 2005 and 2006 were the result of our strategy to improve the after-tax yield of our municipal securities portfolio by replacing certain municipal securities sold with those that offer a more attractive after-tax yield, as well as to capitalize on strong market conditions.

Net Interest Income

The following table presents the components of net interest income (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2006	2005	Change	2006	2005	Change

Interest income	$272,358	$206,158	32%	$137,921	$108,103	28%
Interest expense	190,472	116,499	63%	99,356	66,057	50%
Net interest income	$81,886	$89,659	(9%)	$38,565	$42,046	(8%)

Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates.  The decrease in our net interest income for both the six-month and three-month periods ended June 30, 2006 was primarily driven by lower interest rate spreads, which were partially offset by growth in our investment portfolio.  Lower interest rate spreads were due to the continued increasing short-term interest rates without a concurrent increase in longer-term rates, which resulted in a very flat yield curve.  Consequently, our interest-bearing liabilities, of which the majority is priced based on overnight floating rates, have repriced at higher rates faster than our interest-earning assets have repriced, resulting in a lower net interest margin as compared to the same period in 2005.  In addition, reinvestment and purchase spreads on fixed and floating-rate assets were lower than expected due to higher market demand, especially for shorter-term and floating-rate fixed income investments.  Average investment security balances were up approximately $0.1 billion and down approximately $0.2 billion for the six-month and three-month periods ended June 30, 2006, compared to the same periods in 2005.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the six months and three months ended June 30, 2006 compared to the same periods in 2005.  Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Six Months Ended June 30, 2006			For the Three Months Ended June 30, 2006
	Change	Change		Change	Change
	Due to	Due to		Due to	Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Federal Funds sold and short-term investments	$466	$646	$1,112	$626	$371	$997
Investment securities	2,106	57,450	59,556	(2,134)	28,073	25,939
Loans	2,871	2,661	5,532	910	1,972	2,882

Total interest-earning assets	5,443	60,757	66,200	(598)	30,416	29,818

Interest-bearing liabilities:
Deposits	10,044	32,792	42,836	8,150	16,245	24,395
Borrowings	(10,972)	42,109	31,137	(11,730)	20,634	8,904

Total interest-bearing liabilities	(928)	74,901	73,973	(3,580)	36,879	33,299

Change in net interest income	$6,371	$(14,144)	$(7,773)	$2,982	$(6,463)	$(3,481)

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

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Federal Funds sold and other short-term investments	$83,026	$1,865	4.49%	$55,967	$753	2.69%
Investment securities(1)
Mortgage-backed securities	8,172,916	195,849	4.79%	7,867,841	145,277	3.69%
Federal agency securities	2,138,064	48,825	4.57%	2,318,705	40,860	3.52%
State and political subdivisions	490,820	10,619	4.33%	470,210	10,885	4.63%
Other securities	212,257	5,857	5.52%	259,273	4,572	3.53%
Total investment securities	11,014,057	261,150	4.74%	10,916,029	201,594	3.69%
Loans	306,367	9,343	6.10%	192,997	3,811	3.95%
Total interest-earning assets	11,403,450	272,358	4.78%	11,164,993	206,158	3.69%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	650,917			637,264
Total assets	$12,054,267			$11,802,157
Interest-bearing liabilities:
Deposits:
Demand	$91,610	$1,862	4.07%	$—	$—	—
Savings	4,148,070	69,788	3.36%	3,252,860	29,753	1.83%
Time	106,281	2,550	4.80%	118,270	1,610	2.72%
Securities sold under repurchase agreements	4,584,001	80,301	3.50%	5,210,157	60,551	2.32%
Junior subordinated debentures	24,774	1,210	9.77%	24,774	1,210	9.77%
Other borrowings	1,456,419	34,761	4.77%	1,647,953	23,375	2.84%
Total interest-bearing liabilities	10,411,155	190,472	3.66%	10,254,014	116,499	2.27%
Noninterest-bearing liabilities:
Demand deposits	350,397			304,401
Savings	69,852			57,415
Noninterest-bearing time deposits	206,630			203,425
Other liabilities	198,329			231,710
Total liabilities	11,236,363			11,050,965
Equity	817,904			751,192
Total liabilities and equity	$12,054,267			$11,802,157
Net interest income		$81,886			$89,659
Net interest margin (2)			1.44%			1.61%
Average interest rate spread (3)			1.12%			1.42%
Ratio of interest-earning assets to interest-bearing liabilities			109.53%			108.88%

(1)           Average yield/cost on available for sale securities is based on amortized cost.

(2)           Annualized net interest income divided by total interest-earning assets.

(3)           Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Operating Expenses

Total operating expenses were $284.6 million for the six months ended June 30, 2006, up 31% from the same period in 2005.  Total operating expenses were $148.9 million for the three months ended June 30, 2006, up 32% from the same period in 2005.  The increases in total operating expenses for both the six-month and three-month periods ended June 30, 2006 were primarily due to increased compensation and benefits, technology and telecommunications, transaction processing services, occupancy and other operating expenses, as detailed below.  We expect that incremental expense for the remainder of 2006 will primarily be driven by continued investments in personnel, office space and in our integrated global technology platform.  The components of operating expenses were as follows (Dollars in thousands):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2006	2005	Change	2006	2005	Change

Compensation and benefits	$164,207	$120,351	36%	$87,209	$63,432	37%
Technology and telecommunications	35,125	25,913	36%	17,787	13,077	36%
Transaction processing services	29,469	22,776	29%	15,797	11,656	36%
Occupancy	15,563	12,840	21%	8,012	6,227	29%
Depreciation and amortization	15,542	15,984	(3%)	7,736	8,093	(4%)
Professional fees	5,404	6,379	(15%)	1,943	3,406	(43%)
Travel and sales promotion	4,077	3,174	28%	2,146	1,825	18%
Insurance	1,967	2,275	(14%)	994	1,146	(13%)
Other operating expenses	13,255	8,337	59%	7,301	4,375	67%

Total operating expenses	$284,609	$218,029	31%	$148,925	$113,237	32%

Compensation and benefits expense was $164.2 million for the six months ended June 30, 2006 and was $87.2 million for the three months ended June 30, 2006, up 36% and 37%, respectively, from the same periods last year due to higher headcount in our Boston and European offices.  Annual salary increases, bonus accruals and option expense also contributed to the growth in the compensation and benefits expense.  Further increases in compensation expense in the second half of 2006 will be primarily dependent upon sales to new and existing clients.

Technology and telecommunications expense was $35.1 million for the six months ended June 30, 2006 and was $17.8 million for the three months ended June 30, 2006, both up 36% from the same periods last year.  The increases are primarily due to our investment in enhancing our global integrated technology platform.  Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue each year, including related compensation costs.

Transaction processing services expense was $29.5 million for the six months ended June 30, 2006 and was $15.8 million for the three months ended June 30, 2006, up 29% and 36%, respectively, from the same periods last year due to increases in transaction volumes with our subcustodians and higher market values.  Future transaction processing services expense will be dependent upon asset levels and the volume of client transaction activity.

Occupancy expense was $15.6 million for the six months ended June 30, 2006 and was $8.0 million for the three months ended June 30, 2006, up 21% and 29%, respectively, from the same periods last year.  These increases are due to our new office space in Boston, London and Luxembourg.  Occupancy expense is expected to increase throughout 2006 due to the addition of new space needed to accommodate growth.

Professional fees expense was $5.4 million for the six months ended June 30, 2006 and was $1.9 million for the three months ended June 30, 2006, down 15% and 43%, respectively, from the same periods last year.  The decreases are primarily attributed to lower consulting services related to office space design and requirements and legal fees related to outstanding claims reaching their retention limits under our directors and officers liability insurance policy.

Travel and sales promotion expense was $4.1 million for the six months ended June 30, 2006 and was $2.1 million for the three months ended June 30, 2006, up 28% and 18%, respectively, from the same periods last year.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, as well as traveling to existing client sites and our foreign offices.  The increases resulted from a higher level of sales calls to potential clients, a higher level of travel to client sites and foreign offices and attendance at industry conferences.

Other operating expense was $13.3 million for the six months ended June 30, 2006 and $7.3 million for the three months ended June 30, 2006, up 59% and 67%, respectively, from the same periods last year as a result of higher recruiting and staffing expenses, as well as our settlement in principle of pending litigation.  Other operating expenses are expected to continue to increase in the second half of 2006 due to higher staffing and recruiting costs as a result of the growth of our business.

Income Taxes

Income taxes were $34.2 million for the six-month period ended June 30, 2006, down 3% from the same period in 2005.  This decrease in income taxes is primarily related to a decrease in pretax earnings, as well as a 1% decrease in the 2006 effective tax rate resulting from a change in the recognition threshold of a tax position.  The decrease in income taxes and the effective tax rate was partially offset by the decrease in one-time tax benefits.  During the second quarter of 2005, the Company adopted the indefinite reversal provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas (‘APB 23’), which specifies that U.S. income taxes should not be recorded on the undistributed earnings of a foreign subsidiary if those undistributed earnings have been or will be invested indefinitely in that subsidiary.  We determined that the undistributed earnings of our Irish subsidiaries will be permanently invested in our Irish operations to support continued growth.  During the second quarter of 2006, the Company reversed previously accrued taxes resulting from a tax position that no longer met the probable recognition threshold under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (‘SFAS 5’).

Income taxes were $14.5 million for the three-month period ended June 30, 2006, up 8% from the same period in 2005.  This increase in income taxes is primarily related to an increase in pretax earnings, as well as a decrease in the one-time tax benefits, as discussed above.  The increase in income taxes was partially offset by the decrease in the 2006 effective tax rate resulting from a change in the recognition threshold of a tax position, as discussed above.

Financial Condition

At June 30, 2006, our total assets were $12.4 billion, up 2% from $12.1 billion at December 31, 2005, primarily due to an increase in Federal Funds sold.  Average interest-earning assets increased $0.2 billion, or 2%, for the six-month period ended June 30, 2006 as compared to the same period in 2005.  Our asset growth during the six-month ended June 30, 2006 was primarily funded by increases in average client balances of approximately $1.1 billion.  Average interest-earning assets decreased $0.1 billion, or 1%, for the three-month period ended June 30, 2006 as compared to the same period in 2005.  Our asset growth decline was driven by poor market performance during the second quarter of 2006.

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

	June 30,	December 31,
	2006	2005
Securities held to maturity
Mortgage-backed securities	$4,034,214	$4,342,254
Federal agency securities	2,005,854	2,305,331
State and political subdivisions	103,796	114,345
Total securities held to maturity	$6,143,864	$6,761,930

Securities available for sale
Mortgage-backed securities	$4,122,577	$3,766,101
State and political subdivisions	325,560	392,391
Corporate debt	200,747	200,692
Foreign government securities	10,898	10,536
Total securities available for sale	$4,659,782	$4,369,720

Our held to maturity securities portfolio decreased $0.6 billion, or 9%, from December 31, 2005 to June 30, 2006.  The decrease is primarily due to paydowns.  Our held to maturity portfolio securities are purchased with the intent and ability to hold them to maturity.

Our available for sale securities portfolio increased $0.3 billion, or 7%, from December 31, 2005 to June 30, 2006.  The increase was mainly due to purchases of new investment securities, offset by maturities and prepayments.  Our investment security purchases included mortgage-backed securities and municipal securities.  We believe that purchasing these securities allows us to take advantage of attractive yields and limited extension risk which aligns with our asset and liability strategy.  Refer to the gap analysis under the ‘Market Risk’ section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

The average balance of our investment securities for the six-month period ended June 30, 2006 was $11.0 billion, with an average yield of 4.74%, compared to an average balance of $10.9 billion with an average yield of 3.69% during the same period in 2005.  The increase in yield is primarily due to our variable-rate securities repricing at higher interest rates.  If long-term interest rates rise, we would expect slower prepayments and our overall yield to increase as our variable-rate securities reprice.  Conversely, if long-term interest rates decline, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and similar risk.

Prepayment cash flow levels on our Federal agency securities increased slightly in the first six months of 2006, which we believe were attributable to the expiration of borrower prepayment penalties, refinancing and loan payoff activity.  Mortgaged-backed security prepayment cash flow levels decreased for the first half of 2006, primarily attributable to decreased refinancing opportunities.

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

Loan Portfolio

The balance in our loan portfolio was $335.7 million, down 17% from December 31, 2005.  The decrease was primarily due to repayments of lines of credit, partially offset by new loan originations.

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

At June 30, 2006, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on the same terms and conditions prevailing at the time for comparable transactions.

Our loan portfolio credit performance has been excellent.  There have been no loan charge-offs in the history of our Company.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 90 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of June 30, 2006, there were no loans on nonaccrual status and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and therefore has recorded an allowance for loan losses of $0.1 million at June 30, 2006, a level which has remained consistent for the past five years.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio.  Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Deposits

Total deposits were $5.9 billion at June 30, 2006, up 19% from December 31, 2005.  The increase in our deposit balances is a result of possessing higher amounts of assets for our clients.

Time deposits with balances greater than $100,000 totaled $516.3 million and $230.1 million at June 30, 2006 and December 31, 2005, respectively.  All time deposits had a maturity of less than three months at June 30, 2006 and December 31, 2005.

Repurchase Agreements and Short-Term and Other Borrowings

Repurchase agreements decreased $0.2 billion, or 3%, from December 31, 2005 to June 30, 2006.  The majority of our repurchase agreements are with clients who prefer a more collateralized form of deposit.  Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand.  We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits.  The average balance of securities sold under repurchase agreements for the six months ended June 30, 2006 was $4.6 billion with an average cost of approximately 3.50%, compared to an average balance of $5.2 billion and an average cost of approximately 2.32% for the same period in 2005.  The increase in the average cost of repurchase agreements was due to higher short-term interest rates in the first half of 2006 compared to the same period in 2005.

Short-term and other borrowings decreased $0.6 billion, or 46%, from December 31, 2005 to June 30, 2006.  We use short-term and other borrowings to offset the variability of deposit flow.  The average balance of short-term and other borrowings for the six months ended June 30, 2006 was $1.5 billion with an average cost of approximately 4.77%, compared to an average balance of $1.6 billion and an average cost of approximately 2.84% for the same period in 2005.

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

The results of the income simulation model as of June 30, 2006 and 2005 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 6.8% and 6.5%, respectively, which is within our 10% policy limit.  We also simulate a 200 basis point rate reduction over a twelve-month period.  This simulation would result in an increase in projected net interest income of 3.5% and 0.2% as of June 30, 2006 and 2005, respectively, both within our 10% policy limit.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the cumulative gap position in the table presented on the following page, at June 30, 2006, interest-bearing liabilities repriced faster than interest-earning assets in the short term.  Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize.  During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize.  Other important determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads.  We continue to run a closely matched balance sheet by investing the majority of our assets in short duration, variable-rate securities and adding interest rate swaps against client liabilities, including client repurchase agreements.

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.  Client deposits and repurchase agreements, which are predominantly short term, are our primary sources of funds.  We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure.  The effect of the swap agreements is to lengthen both a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates and short-term variable-rate liabilities into longer-term fixed-rate liabilities.  The weighted-average fixed-payment rates were 3.74% and 3.25% at June 30, 2006 and 2005, respectively.  Variable-interest payments received are currently indexed to the overnight Federal Funds rate.  At June 30, 2006 and 2005, the weighted-average rates of variable market-indexed interest payment obligations to the Company were 4.89% and 3.19%, respectively.  The remaining terms of swaps at June 30, 2006 range from 1 to 28 months.  These contracts had net fair values of approximately $31.2 million and $10.5 million at June 30, 2006 and 2005, respectively.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at June 30, 2006 (Dollars in thousands):

	Within Three	Three to Six	Six to Twelve	One Year to	Over Five
	Months	Months	Months	Five Years	Years	Total
Interest-earning assets: (1)
Investment securities (2, 3)	$6,200,023	$590,266	$858,090	$2,468,652	$736,582	$10,853,613
Federal funds sold and other short-term investments	540,951	—	—	—	—	540,951
Loans—variable rate	332,485	3,300	—	—	—	335,785
Loans—fixed rate	—	—	—	12	—	12
Total interest-earning assets	$7,073,459	$593,566	$858,090	$2,468,664	$736,582	$11,730,361
Interest-bearing liabilities:
Demand deposits	$86,127	$—	$—	$—	$—	$86,127
Savings accounts	4,761,932	—	—	22,670	—	4,784,602
Time deposits	166,297	—	—	—	—	166,297
Interest rate contracts	(1,670,000)	120,000	480,000	1,070,000	—	—
Securities sold under
repurchase agreements	3,982,803	100,000	250,000	300,000	—	4,632,803
Short-term and other
borrowings	729,742	—	—	—	—	729,742
Junior subordinated debentures	—	—	24,774	—	—	24,774
Total interest-bearing liabilities	$8,056,901	$220,000	$754,774	$1,392,670	$—	$10,424,345
Net interest-sensitivity gap
during the period	$(983,442)	$373,566	$103,316	$1,075,994	$736,582	$1,306,016
Cumulative gap	$(983,442)	$(609,876)	$(506,560)	$569,434	$1,306,016
Interest-earning assets as a percent of interest-bearing liabilities (cumulative)	87.79%	92.63%	94.39%	105.46%	112.53%
Interest-earning assets as a percent of total assets (cumulative)	57.19%	61.99%	68.93%	88.89%	94.85%
Net interest-sensitivity gap as a percent of total assets	(7.95%)	3.02%	0.84%	8.70%	5.96%
Cumulative gap as a percent of total assets	(7.95%)	(4.93%)	(4.10%)	4.60%	10.56%

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

(3)             Excludes $29.3 million of unsettled securities purchases and $79.3 million of net unrealized losses as of June 30, 2006.

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

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, fees collected from asset administration clients, FHLBB borrowings and Federal Reserve Discount Window.  As a result of our management of liquid assets and our ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.09 per share for 2006 (approximately $5.9 million based upon 65,984,326 shares outstanding as of June 30, 2006).

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

In July 2005, we announced that our Board of Directors authorized us to repurchase up to $150.0 million of our common stock in the open market over the twelve months following the announcement.  The purchase of our common stock was primarily funded by a dividend from the Bank to the Company.  We did not repurchase any shares during the three months ended June 30, 2006.  As of June 30, 2006, we repurchased $70.7 million of our common stock under this plan.

In June 2006, we announced that our Board of Directors had authorized a new repurchase plan of up to $150.0 million of our common stock over the next twelve months.  We do not expect our stock repurchase program to have a material impact on our capital resources, such as maintaining risk-based capital ratios in excess of capital adequacy guidelines and our ability to pay dividends on our common stock.  As of June 30, 2006, we have not repurchased any shares under this plan.

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

The Bank’s capital stock investment in the FHLBB totaled $50.0 million as of June 30, 2006.  The $50.0 million capital stock investment includes both a $25.0 million membership component and a $25.0 million activity-based component.  FHLBB capital stock investments require a five-year advance notice of withdrawal.  The Bank’s $50.0 million capital stock investment in the FHLBB provides an overnight borrowing capacity of up to $833.0 million.  The amount outstanding under this arrangement at June 30, 2006 was $50.0 million.  Additional borrowing is available to the Bank based on prescribed collateral levels and increased investment in FHLBB capital stock.  The Bank currently has no plans to increase its investment in FHLBB capital stock.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease office space and computing equipment through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $32.1 million and $13.5 million for the six months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006, capital expenditures were comprised of approximately $13.1 million in capitalized software and projects in process, $9.7 million in leasehold improvements, and $9.3 million in fixed assets.  For the six months ended June 30, 2005, capital expenditures were comprised of approximately $10.8 million in capitalized software and projects in process, $2.6 million in fixed assets and $0.1 million in leasehold improvements.

Stockholders’ equity at June 30, 2006 was $869.2 million, up 12% from December 31, 2005, primarily due to net income earned and the exercise of stock options in the first half of 2006.  The ratio of average stockholders’ equity to average assets was approximately 7% for June 30, 2006, compared to 6% for December 31, 2005.

The Federal Reserve Board of Governors (‘FRB’) has adopted capital adequacy guidelines applicable to United States banking organizations.  The FRB’s capital adequacy guidelines generally require bank holding companies (‘BHCs’) to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the ‘Total Risk-Based Capital Ratio’), with at least 50% of that amount consisting of Tier 1, or core capital, and the remaining amount consisting of Tier 2, or supplementary capital.  Tier 1 capital for BHCs generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject to certain limitations), less goodwill and other nonqualifying intangible assets.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, not included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

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

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines.  At June 30, 2006, our Total Risk-Based Capital Ratio and Leverage Ratio were 19.30% and 7.04%, respectively.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2006, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company reviews, on an ongoing basis, its disclosure controls and procedures, which may include its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. and that our individual employee engaged in a breach of fiduciary duties and tortuous interference with a contract.  The lawsuit was filed in the Superior Court of Worcester, Massachusetts and sought unspecified damages.  In July 2006, the parties reached settlement in principle.  The settlement is subject to execution of final settlement agreements and approval by the court. Included in other liabilities in our consolidated balance sheet at June 30, 2006 and in other operating expenses in our consolidated statements of income for the six months and three months ended June 30, 2006 is approximately $1.8 million for settlement costs, legal fees and administrative costs related to the settlement.

We and certain of our officers were named as defendants in three purported class action complaints that were filed on or about August 4, 2005, August 15, 2005, and September 30, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts.  On November 2, 2005, the Massachusetts District Court consolidated the complaints filed on August 4 and August 15, 2005, and appointed a lead plaintiff.  On December 22, 2005, the defendants filed an assented-to motion to consolidate the complaint filed on September 30, 2005 with the previously consolidated actions.  On February 3, 2006, the lead plaintiff filed a consolidated complaint against us and seven of our current and former officers.  Among other things, the consolidated complaint asserts that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period April 10, 2001 until July 15, 2005.  The allegations in the consolidated complaint predominantly relate to: (1) our October 2004 restatement of its financial results, and (2) our July 2005 revision of public guidance regarding our future financial performance.  The consolidated complaint seeks unspecified damages, interest, fees, and costs.  We strongly believe that the lawsuit lacks merit and we intend to defend against the claims vigorously.  However, we cannot predict the outcome of the lawsuit at this time, and we can give no assurance that it will not materially adversely affect our financial condition or results of operations.  On May 14, 2006, we filed a motion to dismiss all claims asserted in the consolidated complaint.  That motion is currently pending before the Court.

We and nine of our officers and directors are named as defendants in two shareholder derivative complaints that were filed on or about September 22, 2005 and October 17, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts.  Among other things, the complaints assert that the defendants are liable for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, misappropriation of information, insider trading, and violation of Section 14(a) of the Securities Exchange Act of 1934.  The complaint filed on September 22, 2005 also seeks reimbursement under the Sarbanes-Oxley Act of 2002.  The allegations in the complaints predominantly relate to: (1) our October 2004 restatement of our financial results, and (2) our July 2005 revision of public guidance regarding our future financial performance.  The complaints seek unspecified damages, attorneys’ fees, accountant and expert fees, and costs.  We strongly believe that the lawsuits lack merit and we intend to defend against the claims vigorously.  However, we cannot predict the outcome of the lawsuits at this time, and we can give no assurance that they will not materially adversely affect our financial condition or results of operations.

Item 1A. Risk Factors

Our operating results are subject to fluctuations in interest rates and the securities markets.

A significant portion of our fees is based on the market value of the assets we process.  Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed.  Our net interest income is earned by investing depositors’ funds in our investment portfolio and, in small part, by making loans.  A rising short-term interest rate environment, such as we are now experiencing, generally causes downward pressure on net interest income.  Changes in the relationship between short-term and long-term interest rates, referred to as the yield curve, could also adversely affect the market value of, or the earnings produced by, our investment and loan portfolios, and thus could adversely affect our operating results.  The current very flat yield curve, where short-term rates have increased while long-term rates have failed to increase, has resulted in a decrease in our net interest margin that will continue to have a material impact on our net interest income.

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

As a result of our ongoing relationship with BGI’s iShares and Master Investment Portfolios, our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our servicing assets for Barclays Global Investors Canada, Ltd., BGI accounted for approximately 18% and 17% of our net operating revenue for the six months ended June 30, 2006 and 2005, respectively.  We recently renewed our U.S. asset administration outsourcing agreement and our iShares and Master Investment Portfolio custody and fund accounting agreements with BGI and we expect that BGI will continue to account for a significant portion of our net operating revenue.  We provide services to BGI under long-term contracts that may be terminated before the expiration of the contracts under certain circumstances.  Further information regarding the terms of certain BGI contracts, including early termination provisions, was disclosed in Item 8.01 on our Form 8-K filed on January 25, 2006.

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

We have been named in lawsuits in U.S. District Court in Massachusetts alleging, among other things, violations of securities laws.  While we believe these claims are without merit, we cannot be sure that we will prevail in the defense of these claims.  We are also party to other litigation and we may become subject to other legal claims in the future.  Litigation is costly and could divert the attention of management.  For a more detailed discussion of our ongoing lawsuits, please see Item 1, Legal Proceedings, in Part II of this report and Item 3, Legal Proceedings, in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us.  Our primary regulators are the Federal Reserve Board of Governors (‘FRB’), the Federal Deposit Insurance Corporation (‘FDIC’), the office of the Commissioner of Banks of the Commonwealth of Massachusetts, the National Association of Securities Dealers, Inc. (‘NASD’), the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration (‘BISHCA’), the Office of the Superintendent of Financial Institutions in Canada (‘OSFI’), the Irish Financial Services Regulatory Authority, the Cayman Islands Monetary Authority (‘CIMA’), the Financial Services Authority in the United Kingdom (‘FSA’) and the Commission de Surveillance du Secteur Financier in Luxembourg (‘CSSF’).  Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

•                  BISHCA maintains certain regulatory requirements that our insurance captive affiliate, Investors Vermont Insurance Company, must meet.  Failure to meet those requirements could lead to regulatory action; and

•                  Our international operations are subject to regulatory oversight by regulators in the jurisdictions in which we operate, including the OSFI, the Irish Financial Services Regulatory Authority, the CIMA, the FSA and the CSSF.  Failure to comply with applicable international regulatory requirements could result in regulatory action and impact our ability to provide services in those jurisdictions.

Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for us to be acquired.  Also, we have not elected financial holding company status under the federal Gramm-Leach-Bliley Act of 1999.  This may place us at a competitive disadvantage with respect to other organizations.

Item 4. Submission of Matters to a Vote of Security Holders

(a)          Our annual meeting of stockholders was held on Tuesday, April 18, 2006.

(b)         The following matters were voted upon at the meeting:

•                  Elect three (3) Class II directors;

•                  Approve the Company’s Senior Executive Bonus Plan;

•                  Ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

All proposals were approved.  The voting results were as follows:

		Votes	Votes	Votes
		For	Against	Withheld	Abstained

(1)	Election of Richard P. Boyatzi as Class II Director	60,644,506	N/A	211,925	N/A
	Election of Frank B. Condon, Jr as Class II Director	58,709,280	N/A	2,147,151	N/A
	Election of John I Snow, III as Class II Director	60,034,606	N/A	821,825	N/A
(2)	Approve the Company’s Senior Executive Bonus Plan	58,354,549	1,983,357	N/A	518,524
(3)	Ratify the selection of Deloitte & Touche LLP	60,703,281	134,050	N/A	19,100

Item 6.                          Exhibits

(a)            Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP.
31.1	Certification of Kevin J. Sheehan, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of John N. Spinney, Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
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

INVESTORS FINANCIAL SERVICES CORP.

Date: August 8, 2006	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan
Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr.
Senior Vice President and Chief Financial Office (Principal Financial and Accounting Officer)