Form 10-Q
period 2006-09-30
INVESTORS FINANCIAL SERVICES CORP
filed 2006-11-07
CIK 949589

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2006

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from               to

0-26996
(Commission File Number)

INVESTORS FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3279817
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Clarendon Street, P.O. Box 9130, Boston, MA	02116-9130
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2006 there were 66,058,042 shares of common stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Investors Financial Services Corp.

Unaudited Consolidated Balance Sheets

September 30, 2006 and December 31, 2005 (Dollars in thousands, except share data)

	September 30,	December 31,
	2006	2005

Assets
Cash and due from banks	$59,229	$79,637
Federal Funds sold	250,000	—
Other short-term investments	9,468	—
Securities held to maturity (including securities pledged of $4,498,296 and $4,529,421 at September 30, 2006 and December 31, 2005, respectively) (approximate fair value of $5,807,100 and $6,725,729 at September 30, 2006 and December 31, 2005, respectively) (Note 3)	5,830,022	6,761,930
Securities available for sale (including securities pledged of $3,054,836 and $2,997,958 at September 30, 2006 and December 31, 2005, respectively) (Note 3)	4,623,393	4,369,720
Nonmarketable equity securities	33,250	50,000
Loans, less allowance for loan losses of $100 at September 30, 2006 and December 31, 2005 (Note 4)	286,378	402,370
Accrued interest and fees receivable	136,031	119,583
Equipment and leasehold improvements, less accumulated depreciation of $58,497 and $59,156 at September 30, 2006 and December 31, 2005, respectively	96,677	69,401
Goodwill, net	79,969	79,969
Other assets	168,164	163,783

Total Assets	$11,572,581	$12,096,393

Liabilities and Stockholders’ Equity

Liabilities:
Deposits (Note 5):
Demand	$830,810	$537,558
Savings	5,020,126	4,224,908
Time	352,142	230,124
Total deposits	6,203,078	4,992,590

Securities sold under repurchase agreements (Note 6)	4,128,598	4,797,868
Short-term and other borrowings (Note 7)	44,685	1,356,649
Due to brokers for open trades payable	72,920	21,293
Junior subordinated deferrable interest debentures	24,774	24,774
Accrued taxes and other expenses	70,821	45,077
Other liabilities	93,864	85,284
Total liabilities	10,638,740	11,323,535

Commitments and contingencies (Note 12)	—	—

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued: none at September 30, 2006 and December 31, 2005)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000; issued: 68,274,003 and 67,177,306 at September 30, 2006 and December 31, 2005, respectively)	683	672
Surplus	326,724	286,265
Deferred compensation	—	(311)
Retained earnings	686,201	572,549
Accumulated other comprehensive loss, net	(6,805)	(13,369)
Treasury stock, at cost (2,124,987 shares and 2,124,669 shares at September 30, 2006 and December 31, 2005, respectively)	(72,962)	(72,948)
Total stockholders’ equity	933,841	772,858

Total Liabilities and Stockholders’ Equity	$11,572,581	$12,096,393

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.

Unaudited Consolidated Statements of Income and Comprehensive Income

Nine Months ended September 30, 2006 and 2005 (Dollars in thousands, except per share data)

	September 30,	September 30,
	2006	2005
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$331,249	$274,150
Value-added service fees	135,643	92,370
Total asset servicing fees	466,892	366,520
Other operating income	4,054	2,424
Gain on sale of investments	2,523	11,123
Total fees and other revenue	473,469	380,067

Interest income	412,696	320,670
Interest expense	291,820	192,970
Net interest income	120,876	127,700
Net operating revenue	594,345	507,767

Operating Expenses:
Compensation and benefits	238,846	185,779
Technology and telecommunications	54,750	39,901
Transaction processing services	45,487	35,252
Occupancy	24,163	19,409
Depreciation and amortization	23,513	23,724
Professional fees	9,881	9,253
Travel and sales promotion	6,451	4,823
Recruitment	3,388	1,928
Insurance	2,944	3,284
Other operating expenses	14,340	10,806
Total operating expenses	423,763	334,159

Income Before Income Taxes	170,582	173,608

Provision for income taxes	52,497	53,301

Net Income	$118,085	$120,307

Basic Earnings Per Share	$1.80	$1.81

Diluted Earnings Per Share	$1.75	$1.77

Comprehensive Income:
Net income	$118,085	$120,307
Other comprehensive income (loss):
Net unrealized investment gain (loss)	9,436	(31,095)
Net unrealized derivative instrument (loss) gain	(4,435)	9,462
Cumulative translation adjustment	1,563	348
Other comprehensive income (loss)	6,564	(21,285)
Comprehensive income	$124,649	$99,022

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.

Unaudited Consolidated Statements of Income and Comprehensive Income

Three Months Ended September 30, 2006 and 2005 (Dollars in thousands, except per share data)

	September 30,	September 30,
	2006	2005
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$111,247	$95,447
Value-added service fees	41,207	33,372
Total asset servicing fees	152,454	128,819
Other operating income	2,420	1,013
Gain on sale of investments	—	1,383
Total fees and other revenue	154,874	131,215

Interest income	140,338	114,512
Interest expense	101,348	76,471
Net interest income	38,990	38,041
Net operating revenue	193,864	169,256

Operating Expenses:
Compensation and benefits	74,639	65,428
Technology and telecommunications	19,625	13,988
Transaction processing services	16,018	12,476
Occupancy	8,600	6,569
Depreciation and amortization	7,971	7,740
Professional fees	4,477	2,874
Travel and sales promotion	2,374	1,649
Recruitment	1,568	873
Insurance	977	1,009
Other operating expenses	2,905	3,524
Total operating expenses	139,154	116,130

Income Before Income Taxes	54,710	53,126

Provision for income taxes	18,327	17,894

Net Income	$36,383	$35,232

Basic Earnings Per Share	$0.55	$0.54

Diluted Earnings Per Share	$0.54	$0.53

Comprehensive Income:
Net income	$36,383	$35,232
Other comprehensive income (loss):
Net unrealized investment gain (loss)	30,266	(18,401)
Net unrealized derivative instrument (loss) gain	(7,833)	6,770
Cumulative translation adjustment	464	572
Other comprehensive income (loss)	22,897	(11,059)
Comprehensive income	$59,280	$24,173

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.

Unaudited Consolidated Statements of Stockholders’ Equity

Nine Months ended September 30, 2006 and 2005 (Dollars in thousands, except share data)

	September 30,	September 30,
	2006	2005
Common shares
Balance, beginning of period	67,177,306	66,668,584
Exercise of stock options	1,028,194	356,238
Common stock issuance	68,503	54,862
Balance, end of period	68,274,003	67,079,684

Treasury shares
Balance, beginning of period	2,124,669	73,235
Common stock repurchased	318	2,051,434
Balance, end of period	2,124,987	2,124,669

Common stock
Balance, beginning of period	$672	$667
Exercise of stock options	11	4
Balance, end of period	683	671

Surplus
Balance, beginning of period	286,265	272,536
Share-based awards and exercise of stock options	32,947	6,896
Tax benefit from exercise of stock options	5,216	2,525
Common stock issuance	2,296	1,878
Transfer of deferred compensation to surplus	(311)	—
Amortization of deferred compensation	311	—
Balance, end of period	326,724	283,835

Deferred compensation
Balance, beginning of period	(311)	(572)
Transfer of deferred compensation to surplus	311	—
Amortization of deferred compensation	—	327
Balance, end of period	—	(245)

Retained earnings
Balance, beginning of period	572,549	418,034
Net income	118,085	120,307
Cash dividend, $0.0675 and $0.0600 per share in the nine-month periods ending September 30, 2006 and 2005, respectively	(4,433)	(4,003)
Balance, end of period	686,201	534,338

Accumulated other comprehensive (loss) income, net
Balance, beginning of period	(13,369)	23,888
Net unrealized investment gain (loss)	9,436	(31,095)
Net unrealized derivative instrument (loss) gain	(3,285)	10,607
Amortization of terminated interest rate swap agreements	(1,150)	(1,145)
Cumulative translation adjustment	1,563	348
Balance, end of period	(6,805)	2,603

Treasury stock
Balance, beginning of period	(72,948)	(2,291)
Common stock repurchased	(14)	(70,657)
Balance, end of period	(72,962)	(72,948)

Total Stockholders’ Equity	$933,841	$748,254

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.

Unaudited Consolidated Statements of Cash Flows

Nine Months ended September 30, 2006 and 2005 (Dollars in thousands)

	September 30,	September 30,
	2006	2005

Cash Flows From Operating Activities:
Net income	$118,085	$120,307
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	21	21
Depreciation and amortization	23,513	23,724
Share-based compensation	3,093	—
Amortization of deferred compensation	—	327
Amortization of premiums on securities, net of accretion of discounts	41,817	38,844
Gain on sale of investments	(2,523)	(11,123)
Excess tax benefit related to share-based compensation	(5,736)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(16,448)	(19,714)
Other assets	(4,390)	(89,147)
Accrued taxes and other expenses	25,744	7,556
Other liabilities	8,696	109,148
Net cash provided by operating activities	191,872	179,943

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	827,928	1,047,624
Proceeds from maturities and paydowns of securities held to maturity	954,428	1,199,301
Proceeds from sale of securities available for sale	134,131	293,488
Proceeds from sale of non-marketable equity securities	16,750	—
Purchases of securities available for sale	(1,203,305)	(1,183,603)
Purchases of securities held to maturity	(62,088)	(2,160,300)
Net increase in due to brokers for open trades payable	51,627	51,741
Net increase in Federal Funds sold	(250,000)	(1,000,000)
Net increase in other short-term investments	(9,468)	—
Net decrease (increase) in loans	115,992	(209,009)
Purchases of equipment, software and leasehold improvements	(50,768)	(20,502)
Net cash provided by (used for) investing activities	525,227	(1,981,260)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits	293,252	(306,607)
Net increase in time and savings deposits	917,236	1,123,747
Net (decrease) increase in securities sold under repurchase agreements	(669,270)	1,017,909
Net (decrease) increase in short-term and other borrowings	(1,311,964)	50,351
Proceeds from exercise of stock options	30,015	6,900
Proceeds from issuance of common stock	2,296	1,878
Common stock repurchase	(14)	(70,657)
Excess tax benefit related to share-based compensation	5,736	—
Dividends paid to stockholders	(4,433)	(4,003)
Net cash (used for) provided by financing activities	(737,146)	1,819,518

Effect of exchange rates on cash	(361)	(14)

Net (Decrease) Increase in Cash and Due From Banks	(20,408)	18,187

Cash and Due From Banks, Beginning of Period	79,637	49,059

Cash and Due From Banks, End of Period	$59,229	$67,246

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.
Notes to Unaudited Consolidated Financial Statements

1.     Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (‘the Bank’).  As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries.  The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, hedge funds, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  The Company is subject to regulation by the Federal Reserve Board of Governors (‘FRB’), the Federal Deposit Insurance Corporation (‘FDIC’), the Office of the Commissioner of Banks of the Commonwealth of Massachusetts (‘Commissioner’), the Securities and Exchange Commission (‘SEC’), the National Association of Securities Dealers, Inc. (‘NASD’), the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration (‘BISHCA’), the Office of the Superintendent of Financial Institutions in Canada (‘OSFI’), the Irish Financial Services Regulatory Authority (‘IFSRA’), the Cayman Islands Monetary Authority (‘CIMA’), the Financial Services Authority in the United Kingdom (‘FSA’) and the Commission de Surveillance du Secteur Financier in Luxembourg (‘CSSF’).

2.     Interim Financial Statements

The unaudited consolidated interim financial statements of the Company as of September 30, 2006 and December 31, 2005, and for the nine-month and three-month periods ended September 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) have been omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included.  All significant intercompany accounts and transactions have been eliminated.  The Company’s management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.  The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates.  It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.  Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year. Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

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

As of and for the periods ended September 30, 2006, December 31, 2005 and September 30, 2005, the Company anticipated prepayments on its residential mortgage-backed securities.  All other securities do not meet the SFAS 91 criteria for anticipating prepayments.  Accordingly, no prepayments were anticipated for these securities.

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

Share-Based Compensation - On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (‘SFAS 123R’).  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued.  The Company adopted SFAS 123R using the modified prospective application method.  Under that method, compensation cost for equity awards granted after January 1, 2006 is recognized over the service period based on the grant date fair value.  In addition, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 is recognized prospectively as the requisite service is rendered.  The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated under the pro forma disclosures of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (‘SFAS 123’).  In accordance with the modified prospective application method, the financial statements of interim periods prior to the adoption of SFAS 123R have not been restated.

The following table sets forth share-based compensation cost and the related tax benefit recognized in the income statement for all of the Company’s share-based compensation plans (Dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Share-based compensation cost	$3,093	$327	$809	$115
Income tax benefit	$493	$—	$73	$—

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

	For the Nine Months Ended	For the Three Months Ended
	September 30, 2005	September 30, 2005

Net income as reported	$120,307	$35,232
Deduct: Total share-based employee compensation cost determined under the fair value method for all awards, net of related tax effects	(2,806)	(1,014)
Pro forma net income	$117,501	$34,218

Earnings per share:
Basic-as reported	$1.81	$0.54
Basic-pro forma	$1.77	$0.52

Diluted-as reported	$1.77	$0.53
Diluted-pro forma	$1.72	$0.51

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2005:  an average assumed risk-free interest rate of 4.03%, an expected term of four years, an average expected volatility of 42.32%, and an average dividend yield of 0.20%.

For the three months ended September 30, 2005, the following assumptions were used in the Black-Scholes valuation model:  an average assumed risk-free interest rate of 4.23%, an expected term of four years, an average expected volatility of 41.21%, and an average dividend yield of 0.24%.

The amount of share-based compensation cost (net of tax) included in net income as reported for the nine months and three months ended September 30, 2005 was $0.2 million and $0.1 million, respectively.

The following table represents the effect of changing from the intrinsic value method under APB 25 to the fair value method under SFAS 123R for the nine months and three months ended September 30, 2006, respectively (Dollars in thousands, except per share data):

	For the Nine Months Ended	For the Three Months Ended
	September 30, 2006	September 30, 2006
Increase/(Decrease) in:

Income from continuing operations	$(2,890)	$(777)
Income before income taxes	(2,890)	(777)
Net income	(2,397)	(704)
Cash flow from operations	(5,736)	(630)
Cash flow from financing activities	5,736	630

Basic EPS	$(0.03)	$(0.01)
Diluted EPS	$(0.03)	$(0.01)

The fair value of each option grant under the Director Plan, the Stock Plan, and the 2005 Plan (each as described further in Note 8) was estimated on the grant date using the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2006:  an average assumed risk-free interest rate of 4.78%, an expected term of five years, an average expected volatility of 42.19%, and an average dividend yield of 0.20%.  For the three months ended September 30, 2006, the following assumptions were used in the Black-Scholes valuation model:  an average assumed risk-free interest rate of 4.83%, an expected term of five years, an average expected volatility of 41.30%, and an average dividend yield of 0.21%.

The Company bases its estimate of expected term on the historical exercise and post-vesting employment termination behavior for similar grants.  The Company’s volatility assumption is based on the historical volatility of the Company’s stock over a period equating to the expected term of the employee share option, using weekly price observations and looking backward from the date of grant.

The fair value of the option feature of grants under the 1997 Employee Stock Purchase Plan (‘ESPP’) (as described further in Note 8) was estimated on the grant date using the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2006:  an average assumed risk-free rate of 4.79%, an expected term of 0.5 years, an average volatility of 37.54%, and an average dividend yield of 0.23%.  For the three months ended September 30, 2006, the following assumptions were used for the fair value of the option grants under the ESPP:  an average assumed risk-free interest rate of 5.17%, an expected term of 0.5 years, an average expected volatility of 38.12%, and an average dividend yield of 0.20%.

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

SFAS 123R also requires that any deferred compensation related to share-based awards granted prior to January 1, 2006 must be eliminated against the appropriate equity accounts.  In connection with the Company’s adoption of SFAS 123R, the presentation in the consolidated statement of stockholders’ equity for the nine months ended September 30, 2006 was revised to reflect the transfer of balances previously reported in deferred compensation to surplus.

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

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Income available to common stockholders	$118,085	$120,307	$36,383	$35,232

Basic weighted-average shares outstanding	65,727,040	66,530,636	66,067,400	66,076,656
Dilutive effect of stock options	1,859,103	1,435,857	1,750,187	934,232
Diluted weighted-average shares outstanding	67,586,143	67,966,493	67,817,587	67,010,888

Earnings per share:
Basic	$1.80	$1.81	$0.55	$0.54

Diluted	$1.75	$1.77	$0.54	$0.53

There were 101,313 and 79,493 options which were not considered dilutive for purposes of EPS calculations for the nine-month periods ended September 30, 2006 and 2005, respectively.  For the three-month periods ended September 30, 2006 and 2005, there were 102,533 and 1,121,058 options, respectively, which were not considered dilutive for purposes of EPS calculations.

Recently Issued Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘FIN 48’).  FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Pursuant to FIN 48, the effects of a tax position are recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authority.  Conversely, previously recognized tax positions are derecognized when it is no longer more likely than not that the tax position would be sustained upon examination.  FIN 48 also requires certain disclosures regarding unrecognized tax benefits and the amounts and classification of the related interest and penalties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘SFAS 157’).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands upon existing disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  Rather, the guidance contained in SFAS 157 applies to assets, liabilities, and certain equity instruments that are already measured at fair value under existing accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R (‘SFAS 158’).  SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet.  The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets.  SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders’ equity).  SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 158.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

3.     Securities

Amortized cost amounts and fair values of securities are summarized as follows as of September 30, 2006 (Dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
Held to Maturity	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$3,889,455	$8,402	$(25,728)	$3,872,129
Federal agency securities	1,833,915	3,072	(13,113)	1,823,874
State and political subdivisions	106,652	4,531	(86)	111,097

Total	$5,830,022	$16,005	$(38,927)	$5,807,100

	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$4,116,606	$7,913	$(41,121)	$4,083,398
State and political subdivisions	343,562	4,423	(125)	347,860
Corporate debt	181,955	340	(1,158)	181,137
Foreign government securities	11,021	—	(23)	10,998

Total	$4,653,144	$12,676	$(42,427)	$4,623,393

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2005 (Dollars in thousands):

	Amortized	Unrealized	Unrealized
Held to Maturity	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$4,342,254	$11,420	$(29,818)	$4,323,856
Federal agency securities	2,305,331	1,560	(23,914)	2,282,977
State and political subdivisions	114,345	4,646	(95)	118,896

Total	$6,761,930	$17,626	$(53,827)	$6,725,729

	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$3,810,797	$3,882	$(48,578)	$3,766,101
State and political subdivisions	388,789	5,515	(1,913)	392,391
Corporate debt	201,499	736	(1,543)	200,692
Foreign government securities	10,539	—	(3)	10,536

Total	$4,411,624	$10,133	$(52,037)	$4,369,720

During the nine-month period ended September 30, 2006, the Company sold forty-two securities classified as available for sale totaling $134.1 million using the specific identification method.  The book value of the securities was $131.6 million and resulted in a gross realized gain of $2.5 million for the nine-month period ended September 30, 2006.  The Company had no sales of securities during the three-month period ended September 30, 2006.

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

The carrying value of securities pledged amounted to approximately $7.6 billion and $7.5 billion at September 30, 2006 and December 31, 2005, respectively.  Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding FHLBB borrowings.

On a quarterly basis the Company reviews its investment portfolio on a security by security basis for any investment that may be other-than-temporarily impaired.  In its evaluation, the Company considers the length of time the security has been impaired, the severity of the impairment, the financial condition and future prospects of the issuer, and the Company’s ability and intent to hold the security to maturity or until it recovers in value.  At September 30, 2006, no securities were considered to be other-than-temporarily impaired.

4.     Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients.  The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Almost all of the Company’s commitments to fund loans are at variable rates.  The credit risk associated with these loans is considered low since the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian.  There were no impaired loans, nonperforming loans or loans on nonaccrual status at September 30, 2006 or December 31, 2005.  In addition, there were no loan charge-offs or recoveries during the nine months ended September 30, 2006 or 2005.  Loans are summarized as follows (Dollars in thousands):

	September 30,	December 31,
	2006	2005

Loans to mutual funds	$175,313	$286,144
Loans to individuals	72,566	81,392
Commercial and industrial	13,612	15,697
Other	24,987	19,237
	286,478	402,470
Less allowance for loan losses	(100)	(100)

Total	$286,378	$402,370

5.     Deposits

The following is a summary of deposit balances by type (Dollars in thousands):

	September 30,	December 31,
	2006	2005
Interest-bearing deposits:
Demand	$95,019	$85,157
Savings	4,971,050	4,195,486
Time	127,142	55,124
Total interest-bearing deposits	5,193,211	4,335,767

Noninterest-bearing deposits:
Demand	735,791	452,401
Savings	49,076	29,422
Time	225,000	175,000
Total noninterest-bearing deposits	1,009,867	656,823

Total	$6,203,078	$4,992,590

Time deposits with balances greater than $100,000 totaled $352.1 million and $230.1 million at September 30, 2006 and December 31, 2005, respectively.  All time deposits had a maturity of less than three months at September 30, 2006 and December 31, 2005.  The aggregate amounts of overdraft deposits that have been reclassified as loan balances were $92.6 million and $162.2 million at September 30, 2006 and December 31, 2005, respectively.

6.     Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	September 30,	December 31,
	2006	2005

Repurchase agreements - short term	$3,978,598	$4,297,868
Repurchase agreements - long term	150,000	500,000
Total	$4,128,598	$4,797,868

Approximately $4.2 billion and $4.9 billion of securities were pledged to collateralize repurchase agreements as of September 30, 2006 and December 31, 2005, respectively.

7.     Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	September 30,	December 31,
	2006	2005
Federal Funds purchased	$44,710	$810,511
Federal Home Loan Bank of Boston overnight advances	—	400,000
Federal Home Loan Bank of Boston short-term advances	—	146,000
Treasury, Tax and Loan account	(25)	138
Total	$44,685	$1,356,649

The Company has borrowing arrangements with the FHLBB and the Federal Reserve Discount Window, which have been utilized on an overnight and short-term basis to satisfy funding requirements.  Approximately $1.0 billion of securities were pledged to collateralize FHLBB advances as of both September 30, 2006 and December 31, 2005, and approximately $2.1 billion and $1.4 billion of securities were pledged to collateralize Federal Reserve Discount Window borrowings as of September 30, 2006 and December 31, 2005, respectively.

8.     Stockholders’ Equity

As of September 30, 2006, the Company’s capital stock consisted of 1,000,000 authorized shares of preferred stock, of which no shares were issued, and 175,000,000 authorized shares of common stock, of which 68,274,003 shares were issued.  All shares have a par value of $0.01 per share.

The Company has four equity incentive plans:  the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), the 1997 Employee Stock Purchase Plan (‘ESPP’) and the 2005 Equity Incentive Plan (the ‘2005 Plan’).  The 2005 Plan supersedes both the Stock Plan and the Director Plan, both of which continue in effect only with regard to options outstanding under those plans.  Options awarded under the Stock Plan, the Director Plan and the 2005 Plan generally vest over zero to four years of continuous service and generally have ten-year contractual terms.  The exercise prices of these awards are generally equal to the fair market value of the Company’s common stock on the date the awards are granted.  There were no amendments to any plans during the nine months ended September 30, 2006.

Cash received from options exercised under all share-based payment arrangements for the nine months and three months ended September 30, 2006 was $30.0 million and $5.6 million, respectively.  The actual tax benefit realized for the tax deductions related to these exercises amounted to $5.9 million and $0.7 million for the nine months and three months ended September 30, 2006, respectively.

In June 2006, the Company announced that its Board of Directors authorized a repurchase plan of up to $150.0 million of the Company’s common stock over the twelve months following the announcement.  The plan expires in June 2007.

The Stock Plan, the Director Plan, and the 2005 Plan

Effective with the start of the 2005 Plan, 45,703 shares of the Director Plan and 3,439,197 shares of the Stock Plan were transferred to the 2005 Plan.  On April 14, 2005, the shareholders authorized an additional 2,000,000 shares of common stock for issuance under the 2005 Plan.

A summary of option activity under the Director Plan, the Stock Plan and the 2005 Plan for the nine months ended September 30, 2006, is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	6,919,316	$31
Granted	76,063	47
Exercised	(1,056,398)	29
Forfeited or expired	(31,757)	40
Outstanding at September 30, 2006	5,907,224	31	5.7 years	$72,242

Exercisable at September 30, 2006	5,589,410	$31	5.6 years	$70,064

The weighted-average grant-date fair values per option of options granted during the nine months ended September 30, 2006 and 2005 were $20.13 and $15.87, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 were $17.8 million and $7.9 million, respectively.

As of September 30, 2006, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan, the Director Plan and the 2005 Plan.  That cost is expected to be recognized over a weighted-average period of 1 year.

A summary of the status of the Company’s nonvested shares for the nine months ended September 30, 2006 is presented below:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	5,000	$34
Granted	—	—
Vested	(1,000)	34
Forfeited	—	—
Nonvested at September 30, 2006	4,000	$34

The total fair values of shares vested during the nine months ended September 30, 2006 and 2005 were $34 thousand and $0, respectively.

ESPP

Under the terms of the ESPP, the Company may issue up to 1,620,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees.  The ESPP permits eligible employees to purchase up to 8,000 shares of common stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions.  The purchases are made twice a year at a price equal to the lesser of (i) 90% of the market value of the Company’s common stock on the first business day of the payment period or (ii) 90% of the market value of the Company’s common stock on the last business day of the payment period.  The payment periods consist of two six-month periods, January 1 through June 30, and July 1 through December 31.  The NASDAQ Stock Market became a registered national securities exchange with the SEC in August 2006.  In accordance with the terms of the plan, because the Company is now traded on a national securities exchange, the Company will calculate the market value on a measurement day to be the average of the high and low prices of the Company’s common stock on that day.  This calculation method will apply to all purchases made during and after the six-month period ended December 31, 2006.

For the six-month period ended June 30, 2006, the purchase price of stock was $33.52, or 90% of the market value of the Company’s common stock on the first business day of the payment period ending June 30, 2006.

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

Prior to the adoption of SFAS 123R, the ESPP was considered a non-compensatory plan and, therefore, no compensation cost was recognized.  However, pursuant to SFAS 123R, the ESPP is considered a compensatory plan, effective January 1, 2006.  Accordingly, compensation cost is computed as the sum of:  (a) 10% of the fair market value of the Company’s common stock on the first day of the purchase period and (b) the fair value of the option feature, calculated using the Black-Scholes valuation model.  Compensation cost is recognized ratably over the payment period based on the components of fair value in the preceding sentence and the number of shares that could be purchased at grant date based on the estimated total withholdings and the discounted market price of the stock on grant date.  The weighted-average grant-date fair value of awards granted under the ESPP was $7.86 per share for the payment period from January 1, 2006 through June 30, 2006 and $9.86 per share during the first half of the payment period from July 1, 2006 through December 31, 2006.

Compensation cost related to the ESPP was $0.9 million and $0.3 million for the nine months and three months ended September 30, 2006, respectively.  Compensation cost related to the ESPP was $0 for both the nine months and three months ended September 30, 2005.  As of September 30, 2006, there was $0.3 million of total unrecognized compensation cost related to the nonvested awards granted under the ESPP.

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

Net periodic pension cost for the Company’s Pension Plan included the following components (Dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Service cost-benefits earned / benefit obligations	$—	$558	$—	$186
Interest cost on projected benefit obligations	761	858	254	286
Expected return on plan assets	(1,059)	(1,077)	(353)	(359)
Net amortization and deferral	122	234	41	78
Net periodic pension (benefit) cost	$(176)	$573	$(58)	$191

The Company does not expect to contribute to its Pension Plan during 2006, and no contributions were made during the nine-month period ended September 30, 2006.

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

Net periodic pension cost for the Company’s SERP included the following components (Dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Service cost-benefits earned / benefit obligations	$1,384	$1,332	$461	$444
Interest cost on projected benefit obligations	1,189	1,104	406	368
Net amortization and deferral	717	816	240	272
Net periodic pension cost	$3,290	$3,252	$1,107	$1,084

As of September 30, 2006, the Company has contributed $0.5 million to the SERP, and the SERP has distributed $0.5 million to its plan participants.  The Company does not anticipate making any contributions during the remainder of 2006.

10.  Off-Balance Sheet Financial Instruments

Lines of Credit - At September 30, 2006, the Company had commitments to mutual funds, individuals and others under collateralized open lines of credit totaling $1.2 billion, against which $193.8 million in loans were drawn.  The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans.  The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at September 30, 2006 totaled $9.3 billion, while the fair value of the indemnified securities lending portfolio totaled approximately $8.9 billion.  Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

All securities loans are categorized as overnight loans.  The maximum potential amount of future payments that the Company could be required to make would be equal to the market value of the securities borrowed.  Since the securities loans are over collateralized by 2% (for U.S. dollar-denominated securities) to 5% (for non-U.S. dollar-denominated securities) of the fair market value of the loan made, the collateral held by the Company would be used to satisfy the obligation.  In addition, each borrowing agreement includes “set-off” language that allows the Company to use any excess collateral on other loans to that borrower to cover any collateral shortfall of that borrower.  However, there is a potential risk that the collateral would not be sufficient to cover such an obligation if the security on loan increased in value between the time the borrower defaulted and the time the security is “bought-in”.  In those instances, the Company would “buy-in” the security using all available collateral and a loss would result from the difference between the value of the security “bought-in” and the value of the collateral held.  The Company has never experienced a broker default.

11.  Derivative Financial Instruments

Interest Rate Contracts - Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index.  A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable-rate, based upon the notional amount without the exchange of the underlying principal amount.  The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position.  The Company has experienced no terminations by counterparties of interest rate swaps.  Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value.  As of September 30, 2006, the positive fair value related to the Company’s interest rate contracts was approximately $17.9 million, which is included in other assets on the Company’s consolidated balance sheet.

The Company enters into pay-fixed/receive-floating interest rate swap agreements.  These instruments have been designated as cash flow hedges of variable-rate liabilities and a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates (thereby resulting in a variable interest expense pattern).  The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.7 billion at September 30, 2006 and $1.9 billion at December 31, 2005.  These contracts had net fair values of approximately $17.6 million and $24.2 million at September 30, 2006 and December 31, 2005, respectively.  These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheets.

For the nine months and three months ended September 30, 2006, the Company recognized net pre-tax losses of $0.8 million and $0.7 million, respectively, which represented the total ineffectiveness for all cash flow hedges.  For the nine months and three months ended September 30, 2005, total ineffectiveness related to cash flow hedges resulted in net pre-tax gains of $3.3 million and $0.4 million, respectively.

As of September 30, 2006, the Company expects that approximately $7.4 million of deferred net after-tax gains on derivative contracts included in other comprehensive income will be reclassified to net interest income within the next twelve months. This expectation is based on the net discounted cash flows from existing cash flow hedging derivatives, as well as the amortization of gains from the terminated cash flow hedging derivatives.

Foreign Exchange Contracts - Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date.  Foreign exchange contracts consist of spot, forward and swap contracts.  Spot contracts call for the exchange of one currency for another and usually settle in two business days.  Forward contracts call for the exchange of one currency for another at a date beyond spot.  In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned.  The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value.  The notional value of the Company’s foreign exchange contracts at September 30, 2006 and December 31, 2005 was $10.2 billion and $6.3 billion, respectively.  Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheets.  Unrealized gains in other assets were $15.4 million and $20.8 million at September 30, 2006 and December 31, 2005, respectively.  Unrealized losses in other liabilities were $13.9 million and $19.7 million at September 30, 2006 and December 31, 2005, respectively.  Foreign exchange contracts with the same counterparty are netted in the Company’s consolidated balance sheets when a master netting agreement exists.  These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

Other - The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities.  By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities.  At September 30, 2006, the Company had no fixed price purchase contracts outstanding to purchase investment securities.  At December 31, 2005, the Company had $97.5 million of fixed price purchase contracts outstanding to purchase investment securities.  Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

12.  Commitments and Contingencies

Restrictions on Cash Balances - The Company is required to maintain certain average cash reserve balances.  The average required reserve balance with the FRB for the two-week period including September 30, 2006 was approximately $29.0 million.  In addition, the Company’s consolidated balance sheet includes deposits totaling $46.0 million, which were pledged to secure clearings with depository institutions as of September 30, 2006.

Contingencies - Assets held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company.  Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements.  In the opinion of management, there were no contingent liabilities related to its fiduciary capacity at September 30, 2006 that were material to the consolidated financial position or consolidated results of operations of the Company.

On June 27, 2003, the Company and an individual employee of the Company were named in a lawsuit alleging, among other things, that the Company breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. and that the individual employee of the Company engaged in a breach of fiduciary duties and tortuous interference with a contract.  The lawsuit was filed in the Superior Court of Worcester, Massachusetts and sought unspecified damages.  In October 2006, the parties settled the lawsuit.  Included in other liabilities in the Company’s consolidated balance sheet at September 30, 2006 and in other operating expenses in the Company’s consolidated statement of income for the nine months ended September 30, 2006 is approximately $1.8 million for settlement costs, legal fees and administrative costs related to the settlement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total Capital (to Risk-Weighted Assets-the Company)	$887,814	21.03%	$337,804	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$847,234	20.07%	$337,742	8.00%	$422,177	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$887,714	21.02%	$168,902	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$847,134	20.07%	$168,871	4.00%	$253,306	6.00%
Tier 1 Capital (to Average Assets-the Company)	$887,714	7.56%	$469,431	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$847,134	7.22%	$469,261	4.00%	$586,576	5.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets-the Company)	$731,833	18.50%	$316,553	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$720,113	18.21%	$316,349	8.00%	$395,436	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$731,733	18.49%	$158,276	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$720,013	18.21%	$158,174	4.00%	$237,262	6.00%
Tier 1 Capital (to Average Assets-the Company)	$731,733	5.95%	$491,685	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$720,013	5.86%	$491,549	4.00%	$614,437	5.00%

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

The operations of the Company’s securities broker affiliate, Investors Securities Services, LLC (‘ISS’), are subject to federal and state securities laws, as well as the rules of both the SEC and the NASD.  Management believes, as of September 30, 2006, that ISS is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s captive insurance affiliate, Investors Vermont Insurance Company (‘IVIC’), are subject to the laws and regulations of the BISHCA.  Management believes, as of September 30, 2006, that IVIC is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s affiliated international subsidiaries are subject to laws and regulations of various regulators, including the OSFI, the IFSRA, the CIMA, the FSA and the CSSF.  Management believes, as of September 30, 2006, that its affiliated international subsidiaries are all in compliance with all of the foregoing requirements to which each is subject.

In June 2004, the Basel Committee on Banking Supervision (‘Basel Committee’) released the document “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”.  The Framework, also referred to as Basel II, is designed to secure international convergence on regulations and standards governing the capital adequacy of internationally active banking organizations.  In September 2005, the FFIEC (U.S. banking and thrift supervisory agencies) revised guidance on the timing and qualification process for U.S. banks that will become subject to Basel II.  The new rules as applied in the U.S. are expected to become effective on January 1, 2009, subject to transitional parallel testing beginning on January 1, 2008.  Although the Company is not required to comply with the new rules, the Company has developed an implementation program to achieve Basel II compliance.  Ultimately, U.S. implementation of Basel II will depend on, and will be subject to, final regulations and related policies promulgated by the FFIEC supervisory agencies.  The Company cannot predict the final form of the rules, nor their impact on the Company’s risk-based capital.

14.  Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting, as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue		Net Operating Revenue		Long-Lived Assets
	Nine Months Ended		Three Months Ended
	September 30,		September 30,		September 30,	December 31,
Geographic Information	2006	2005	2006	2005	2006	2005
United States	$554,170	$476,283	$180,267	$158,914	$166,887	$141,810
Ireland	35,114	27,352	11,799	8,929	7,967	6,325
Canada	4,599	4,006	1,598	1,372	194	385
United Kingdom	266	—	86	—	1,570	850
Cayman Islands	119	126	37	41	—	—
Luxembourg	77	—	77	—	28	—

Total	$594,345	$507,767	$193,864	$169,256	$176,646	$149,370

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 18% of the Company’s consolidated net operating revenues for both the nine-month periods ended September 30, 2006 and 2005, and 18% and 19% of the Company’s consolidated net operating revenues for the three-month periods ended September 30, 2006 and 2005, respectively.  No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues for the nine-month periods ended September 30, 2006 and 2005.

The following represents the Company’s asset servicing fees by service lines (Dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Core service fees:
Custody, accounting and administration	$331,249	$274,150	$111,247	$95,447

Value-added service fees:
Foreign exchange	65,151	41,050	17,052	15,546
Cash management	40,866	25,956	16,411	9,419
Securities lending	21,779	17,162	5,125	5,312
Investment advisory	5,562	6,189	1,801	2,485
Other service fees	2,285	2,013	818	610
Total value-added service fees	135,643	92,370	41,207	33,372

Total asset servicing fees	$466,892	$366,520	$152,454	$128,819

15.  Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Federal Funds sold and other short-term investments	$4,651	$1,318	$2,782	$565
Investment securities held to maturity and available for sale	392,947	313,304	131,801	111,711
Loans	15,098	6,048	5,755	2,236
Total interest income	412,696	320,670	140,338	114,512
Interest expense:
Deposits	126,843	49,237	52,644	20,010
Securities sold under repurchase agreements	122,714	103,031	42,412	40,344
Short-term and other borrowings	40,448	38,887	5,687	15,512
Junior subordinated debentures	1,815	1,815	605	605
Total interest expense	291,820	192,970	101,348	76,471

Net interest income	$120,876	$127,700	$38,990	$38,041

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Investors Financial Services Corp.

We have reviewed the accompanying consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of income and comprehensive income for the nine-month and three-month periods ended September 30, 2006 and 2005, and stockholders’ equity and cash flows for the nine-month period ended September 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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
November 6, 2006

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

Overview

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company.  We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, hedge funds, banks and insurance companies.  Core services include middle office outsourcing, global custody, multicurrency accounting and fund administration.  Value-added services include securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.  We have offices located in the United States, Ireland, Canada, the Cayman Islands, the United Kingdom and Luxembourg with a vast global subcustodian network established to accommodate the international needs of our clients.  At September 30, 2006, we provided services for approximately $2.0 trillion in net assets, including approximately $0.4 trillion in foreign net assets.

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

As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity and the prevailing interest rate environment.  A significant portion of our core services revenue is based upon the amount of assets we process.  As market values of underlying assets fluctuate, so will our revenue.  We have managed this volatility by offering a tiered pricing structure for our asset-based fees.  As asset values increase, the basis point fee is reduced for the incremental assets.  When asset values decrease, revenue is only impacted at the then marginal rate.  Many of our value-added services are transactional based, and we receive a fee for each transaction processed.  The lower net interest margin experienced during the first nine months of 2006 as compared to the same period in 2005 is primarily a result of external market factors and the repricing characteristics of our balance sheet.  The yield curve has remained very flat to inverted throughout 2006, impacting reinvestment and purchase spreads on investments.  The majority of our liability base reprices to overnight or short term rates which, given the increase in short-term rates throughout 2006, has also contributed to lower net interest margin results year-to-date.  The market implied forward yield curve, which is used as a basis in our net interest income forecasting, continues to remain inverted for the remainder of 2006.

To position us for future growth, we have accelerated some disciplined investments during the third quarter of 2006.  We believe our investments in personnel, technology and space are necessary to support the future growth for the Company in areas such as technology, alternative investments, middle office outsourcing, fund services and our European presence.  While these investments have and will continue to decrease our short-term operating margins, we believe they are necessary to build the foundation for future growth.

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

Statements of Income

Comparison of Operating Results for the Nine and Three Months Ended September 30, 2006 and 2005

Net income for the nine months ended September 30, 2006 decreased 2% to $118.1 million from the same period in 2005.  The decrease primarily resulted from continued pressure on our net interest margin, as well as increased operating expenses.  This decrease was substantially offset by increased asset servicing fees, which reflect our ability to sell to new and existing clients combined with market appreciation and strong client fund flows.  Net income for the three months ended September 30, 2006 increased 3% to $36.4 million from the same period in 2005, which was primarily due to stronger client funding and increased asset levels.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2006	2005	Change	2006	2005	Change

Total asset servicing fees	$466,892	$366,520	27%	$152,454	$128,819	18%
Other operating income	4,054	2,424	67%	2,420	1,013	139%
Gain on sale of investments	2,523	11,123	(77)%	—	1,383	(100)%

Total fees and other revenue	$473,469	$380,067	25%	$154,874	$131,215	18%

The largest components of asset servicing fees are custody, accounting and administration fees, which increased 21% to $331.2 million and 17% to $111.2 million for the nine-month and three-month periods ended September 30, 2006, respectively, from the same periods in 2005.  Custody, multicurrency accounting and fund administration fees are based in part on the value of assets processed.  Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: middle office outsourcing, global custody, multicurrency accounting, fund administration, securities lending, foreign exchange, cash management, performance measurement, institutional transfer agency, investment advisory services, lines of credit and brokerage and transition management services.

The change in net assets processed includes the following components (Dollars in billions):

	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2006

Net assets processed, beginning of period	$1,793	$1,952
Change in net assets processed:
Sales to new clients	1	—
Further penetration of existing clients	25	7
Lost clients	(1)	(1)
Fund flows and market gain	217	77
Total change in net assets processed	242	83
Net assets processed, end of period	$2,035	$2,035

The majority of the increase in assets processed for both the nine months and three months ended September 30, 2006 was due to client fund flows and market movements.  As indicated in the ‘Overview’ section, our core services fees are primarily generated by charging a fee based upon the value of assets processed.  As market values or clients’ asset levels fluctuate, so will our revenue.  Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility to a certain extent.  As asset values increase, the basis point fee typically lowers.  When asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

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

•                  Foreign exchange fees were $65.2 million for the nine-month period ended September 30, 2006, up 59% from the same period in 2005, and were $17.1 million for the three-month period ended September 30, 2006, up 10% from the same period in 2005.  The increase in foreign exchange fees is attributable to increased volatility in currency markets and increased volume of client activity.  Future foreign exchange income is dependent on the volume of new and existing client activity and overall volatility in the currencies traded.

•                  Cash management fees, which consist of sweep fees, were $40.9 million for the nine-month period ended September 30, 2006, up 57% from the same period in 2005, and were $16.4 million for the three-month period ended September 30, 2006, up 74% from the same period in 2005.  The increase is primarily due to higher balances placed by our clients in the cash management products we offer.  Cash management fees will continue to depend on the level of client balances maintained in the cash management products we offer.  If our clients’ investment products continue to maintain higher cash balances than they did in comparable periods, we expect our cash management revenue to be positively impacted.

•                  Securities lending fees were $21.8 million for the nine-month period ended September 30, 2006, up 27% from the same period in 2005, primarily due to new business, higher volumes in the first half of 2006 and improved market conditions.  Securities lending fees were $5.1 million for the three-month period ended September 30, 2006, down 4% from the same period in 2005, primarily due to lower transaction volume.  Securities lending transaction volume is positively affected by the market value of securities on loan, merger and acquisition activity, increased IPO activity, the seasonality of international dividend arbitrage and a steeper short end of the yield curve.  If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted.  If we experience any of the following: 1) a reduction in our securities lending portfolio, 2) lower market values or 3) compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted.

•                  Investment advisory fees were $5.6 million for the nine-month period ended September 30, 2006, down 10% from the same period in 2005, and were $1.8 million for the three-month period ended September 30, 2006, down 28% from the same period in 2005.  The decrease in investment advisory fees is attributable to lower assets in our proprietary Merrimac money market funds.  Future investment advisory fee income is dependent upon asset levels within the Merrimac money market funds, which are driven by overall market conditions, client activity and transaction volumes.

•                  Other service fees were $2.3 million for the nine-month period ended September 30, 2006, up 14% from the same period in 2005, and were $0.8 million for the three-month period ended September 30, 2006, up 34% from the same period in 2005.  Other service fees include income earned on compliance advisory, brokerage and transition management services.  The increase in other service fees is primarily due to an increase in commission fees and transition management service fees.

•                  Other operating income for the nine-month period ended September 30, 2006 was $4.1 million, up 67% from the same period in 2005, primarily due to an increase in interest earned on clearing agency deposits.  Other operating income for the three-month period ended September 30, 2006 was $2.4 million, up 139% from the same period in 2005, primarily due to higher FHLBB stock dividend income caused by a change in the FHLBB dividend declaration policy.

During the first nine months of 2006, we sold municipal securities held in our available for sale portfolio, resulting in the recognition of $2.5 million in gains for the nine-month period ended September 30, 2006.  We did not sell any securities during the three-month period ended September 30, 2006.  During the first nine months of 2005, we sold municipal securities and U.S. Treasury securities held in our available for sale portfolio, resulting in the recognition of $11.1 million and $1.4 million in gains for the nine-month and three-month periods ended September 30, 2005, respectively.  These security sales in 2005 and 2006 were the result of our strategy to improve the after-tax yield of our municipal securities portfolio by replacing certain municipal securities sold with those that offer a more attractive after-tax yield, as well as to capitalize on strong market conditions.

Net Interest Income

The following table presents the components of net interest income (Dollars in thousands):

	For the Nine Months ended September 30,			For the Three Months Ended September 30,
	2006	2005	Change	2006	2005	Change

Interest income	$412,696	$320,670	29%	$140,338	$114,512	23%
Interest expense	291,820	192,970	51%	101,348	76,471	33%
Net interest income	$120,876	$127,700	(5)%	$38,990	$38,041	2%

Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates.  The decrease in our net interest income for the nine-month period ended September 30, 2006 was primarily driven by increasing short-term interest rates without a concurrent increase in longer-term rates, which resulted in a very flat, and at times inverted, yield curve.  Consequently, our interest-bearing liabilities, of which the majority is priced based on overnight and short-term rates, have repriced at higher rates faster than our interest-earning assets have repriced, resulting in a lower net interest margin as compared to the same period in 2005.  In addition, reinvestment and purchase spreads on fixed and floating-rate assets were lower than expected due to many factors, including yield curve shape and level of rates.  The increase in our net interest income for the three-month period ended September 30, 2006 was primarily due to strong client funding.  Average investment security balances were down $0.1 billion and $0.6 billion for the nine-month and three-month periods ended September 30, 2006, respectively, compared to the same periods in 2005, primarily due to slower reinvestment.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the nine months and three months ended September 30, 2006 compared to the same periods in 2005.  Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Nine Months Ended September 30, 2006			For the Three Months Ended September 30, 2006
	Change	Change		Change	Change
	Due to	Due to		Due to	Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Federal Funds sold and short-term investments	$2,200	$1,133	$3,333	$1,852	$365	$2,217
Investment securities	(4,050)	83,693	79,643	(6,544)	26,634	20,090
Loans	3,416	5,634	9,050	568	2,951	3,519

Total interest-earning assets	1,566	90,460	92,026	(4,124)	29,950	25,826

Interest-bearing liabilities:
Deposits	24,555	53,051	77,606	14,634	18,000	32,634
Borrowings	(33,022)	54,266	21,244	(24,947)	17,190	(7,757)

Total interest-bearing liabilities	(8,467)	107,317	98,850	(10,313)	35,190	24,877

Change in net interest income	$10,033	$(16,857)	$(6,824)	$6,189	$(5,240)	$949

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

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Nine Months ended September 30, 2006			Nine Months ended September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Federal Funds sold and other short-term investments	$127,428	$4,651	4.87%	$58,227	$1,318	3.02%
Investment securities(1)
Mortgage-backed securities	8,144,745	297,757	4.87%	7,998,105	226,213	3.77%
Federal agency securities	2,057,485	70,985	4.60%	2,330,004	64,255	3.68%
State and political subdivisions	474,363	15,254	4.29%	468,945	16,106	4.58%
Other securities	208,337	8,951	5.73%	237,103	6,730	3.78%
Total investment securities	10,884,930	392,947	4.81%	11,034,157	313,304	3.79%
Loans	302,106	15,098	6.66%	209,407	6,048	3.85%
Total interest-earning assets	11,314,464	412,696	4.86%	11,301,791	320,670	3.78%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	639,025			673,158

Total assets	$11,953,389			$11,974,849

Interest-bearing liabilities:
Deposits:
Demand	$93,242	$2,992	4.28%	$4,250	$103	3.23%
Savings	4,406,215	118,331	3.58%	3,277,370	47,231	1.92%
Time	145,151	5,520	5.07%	89,905	1,903	2.82%
Securities sold under repurchase agreements	4,537,407	122,714	3.61%	5,312,310	103,031	2.59%
Junior subordinated debentures	24,774	1,815	9.77%	24,774	1,815	9.77%
Other borrowings	1,094,145	40,448	4.93%	1,684,399	38,887	3.08%
Total interest-bearing liabilities	10,300,934	291,820	3.78%	10,393,008	192,970	2.48%
Noninterest-bearing liabilities:
Demand deposits	329,952			287,791
Savings	66,994			59,890
Noninterest-bearing time deposits	223,626			203,205
Other liabilities	187,892			272,330
Total liabilities	11,109,398			11,216,224
Equity	843,991			758,625
Total liabilities and equity	$11,953,389			$11,974,849
Net interest income		$120,876			$127,700
Net interest margin (2)			1.42%			1.51%
Average interest rate spread (3)			1.08%			1.30%

Ratio of interest-earning assets to interest-bearing liabilities			109.84%			108.74%

(1)           Average yield/cost on available for sale securities is based on amortized cost.

(2)           Annualized net interest income divided by total interest-earning assets.

(3)           Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Operating Expenses

Total operating expenses were $423.8 million for the nine months ended September 30, 2006, up 27% from the same period in 2005.  Total operating expenses were $139.2 million for the three months ended September 30, 2006, up 20% from the same period in 2005.  The increases in total operating expenses for both the nine-month and three-month periods ended September 30, 2006 were primarily due to increased compensation and benefits, technology and telecommunications, transaction processing services, occupancy and other operating expenses, as detailed below.  We expect that incremental expense for the remainder of 2006 will primarily be driven by continued investments in personnel, office space and in our integrated global technology platform.  The components of operating expenses were as follows (Dollars in thousands):

	For the Nine Months ended September 30,			For the Three Months Ended September 30,
	2006	2005	Change	2006	2005	Change

Compensation and benefits	$238,846	$185,779	29%	$74,639	$65,428	14%
Technology and telecommunications	54,750	39,901	37%	19,625	13,988	40%
Transaction processing services	45,487	35,252	29%	16,018	12,476	28%
Occupancy	24,163	19,409	24%	8,600	6,569	31%
Depreciation and amortization	23,513	23,724	(1)%	7,971	7,740	3%
Professional fees	9,881	9,253	7%	4,477	2,874	56%
Travel and sales promotion	6,451	4,823	34%	2,374	1,649	44%
Recruitment	3,388	1,928	76%	1,568	873	80%
Insurance	2,944	3,284	(10)%	977	1,009	(3)%
Other operating expenses	14,340	10,806	33%	2,905	3,524	(18)%

Total operating expenses	$423,763	$334,159	27%	$139,154	$116,130	20%

Compensation and benefits expense was $238.8 million for the nine months ended September 30, 2006 and was $74.6 million for the three months ended September 30, 2006, up 29% and 14%, respectively, from the same periods last year due to higher headcount in our Boston and European offices.  Annual salary increases and option expense also contributed to the growth in the compensation and benefits expense.  Further increases in compensation expense in 2006 will be primarily dependent upon hiring needs driven by sales to new and existing clients.

Technology and telecommunications expense was $54.8 million for the nine months ended September 30, 2006 and was $19.6 million for the three months ended September 30, 2006, up 37% and 40%, respectively, from the same periods last year.  The increases are primarily due to our investment in enhancing our global integrated technology platform, which we view as a significant competitive advantage and growth in new business and existing customer volumes.  Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue each year, including related compensation costs.

Transaction processing services expense was $45.5 million for the nine months ended September 30, 2006 and was $16.0 million for the three months ended September 30, 2006, up 29% and 28%, respectively, from the same periods last year due to increases in transaction volumes, higher market values and new business.  Future transaction processing services expense will be dependent upon asset levels and the volume of client transaction activity.

Occupancy expense was $24.2 million for the nine months ended September 30, 2006 and was $8.6 million for the three months ended September 30, 2006, up 24% and 31%, respectively, from the same periods last year.  These increases are due to our new office space in Boston, California, London and Luxembourg.  Occupancy expense is expected to increase throughout the remainder of 2006 and into the middle of 2007, due to the addition of new space needed to accommodate growth.

Professional fees expense was $9.9 million for the nine months ended September 30, 2006 and was $4.5 million for the three months ended September 30, 2006, up 7% and 56%, respectively, from the same periods last year.  The increases are primarily attributed to higher consulting fees for technology.

Travel and sales promotion expense was $6.5 million for the nine months ended September 30, 2006 and was $2.4 million for the three months ended September 30, 2006, up 34% and 44%, respectively, from the same periods last year.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, as well as traveling to existing client sites and our foreign offices.  The increases resulted from a higher level of sales calls to potential clients, a higher level of travel to client sites and foreign offices and attendance at industry conferences.

Recruitment expense was $3.4 million for the nine months ended September 30, 2006 and was $1.6 million for the three months ended September 30, 2006, up 76% and 80%, respectively, from the same periods last year.  The increases are primarily attributable to addition of 700 new employees during 2006.  Recruitment expenses are expected to continue to increase in 2006 due to higher staffing and recruiting costs as a result of the growth of our business.

Other operating expense was $14.3 million for the nine months ended September 30, 2006, up 33% from the same period last year as a result of higher temporary staffing expenses and our settlement of pending litigation.  Other operating expense was $2.9 million for the three months ended September 30, 2006, down 18% from the same period last year as a result of fewer processing errors.

Income Taxes

Income taxes were $52.5 million for the nine-month period ended September 30, 2006, down 2% from the same period in 2005.  This decrease in income taxes is primarily related to a decrease in pretax earnings, as well as a 1% decrease in the 2006 effective tax rate resulting from a change in the recognition threshold of a tax position.  The decrease in income taxes and the effective tax rate was partially offset by the decrease in one-time tax benefits.  During the second quarter of 2005, we adopted the indefinite reversal provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (‘APB 23’), which specifies that U.S. income taxes should not be recorded on the undistributed earnings of a foreign subsidiary if those undistributed earnings have been or will be invested indefinitely in that subsidiary.  We determined that the undistributed earnings of our Irish subsidiaries will be permanently invested in our Irish operations to support continued growth.  During the second quarter of 2006, we reversed previously accrued taxes resulting from a tax position that no longer met the probable recognition threshold under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (‘SFAS 5’).

Income taxes were $18.3 million for the three-month period ended September 30, 2006, up 2% from the same period in 2005.  This increase in income taxes is primarily related to an increase in pretax earnings, as well as a decrease in the one-time tax benefits, as discussed above.  The increase in income taxes was partially offset by the decrease in the 2006 effective tax rate resulting from a change in the recognition threshold of a tax position, as discussed above.

Financial Condition

At September 30, 2006, our total assets were $11.6 billion, down 4% from $12.1 billion at December 31, 2005, primarily due to a net decrease in our investment portfolio.  Average interest-earning assets decreased $0.4 billion, or 4%, for the three-month period ended September 30, 2006 as compared to the same period in 2005, primarily due to paydowns on our mortgage-backed and Federal agency securities.

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

	September 30,	December 31,
	2006	2005
Securities held to maturity
Mortgage-backed securities	$3,889,455	$4,342,254
Federal agency securities	1,833,915	2,305,331
State and political subdivisions	106,652	114,345

Total securities held to maturity	$5,830,022	$6,761,930

Securities available for sale
Mortgage-backed securities	$4,083,398	$3,766,101
State and political subdivisions	347,860	392,391
Corporate debt	181,137	200,692
Foreign government securities	10,998	10,536

Total securities available for sale	$4,623,393	$4,369,720

Our held to maturity securities portfolio decreased $1.0 billion, or 14%, from December 31, 2005 to September 30, 2006.  The decrease is primarily due to paydowns and slower reinvestment.  Our held to maturity portfolio securities are purchased with the intent and ability to hold them to maturity.

Our available for sale securities portfolio increased $0.3 billion, or 6%, from December 31, 2005 to September 30, 2006.  The increase was mainly due to purchases of new investment securities, offset by maturities and prepayments.  Our investment security purchases included mortgage-backed securities and municipal securities.  We believe that purchasing these securities allows us to take advantage of attractive yields and limited extension risk which aligns with our asset and liability strategy.  Refer to the gap analysis under the ‘Market Risk’ section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

The average balance of our investment securities for the nine-month period ended September 30, 2006 was $10.9 billion, with an average yield of 4.81%, compared to an average balance of $11.0 billion with an average yield of 3.79% during the same period in 2005.  The increase in yield is primarily due to our variable-rate securities repricing at higher interest rates.  If long-term interest rates rise, we would expect slower prepayments and our overall yield to increase as our variable-rate securities reprice.  Conversely, if long-term interest rates decline, we would expect that prepayments would accelerate, with the cash flows from these prepayments being reinvested in lower-yielding assets of equal quality and similar risk.

Prepayment cash flow levels on our Federal agency securities increased in the first nine months of 2006, which we believe were attributable to the expiration of borrower prepayment penalties, refinancing and loan payoff activity.  Mortgaged-backed security prepayment cash flow levels decreased for the first nine months of 2006, primarily attributable to decreased refinancing opportunities.

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

We invest in AAA rated, insured municipal securities to generate stable, tax-advantaged income.  Municipal securities generally have lower stated yields than Federal agency and U.S. Treasury securities, but their after-tax yields are comparable.  Municipal securities are subject to call risk.  Call risk is similar to prepayment risk and results from the possibility that fluctuating interest rates and other factors may result in the exercise of the call option by the issuing municipality prior to the maturity date of the security.

Loan Portfolio

The balance in our loan portfolio was $286.4 million, down 29% from December 31, 2005.  The decrease was primarily due to repayments of lines of credit, partially offset by new loan originations.

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

At September 30, 2006, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on substantially similar terms and conditions prevailing at the time for comparable transactions.

Our loan portfolio credit performance has been excellent.  There have been no loan charge-offs in the history of our Company.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 90 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of September 30, 2006, there were no loans on nonaccrual status and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and therefore has recorded an allowance for loan losses of $0.1 million at September 30, 2006, a level which has remained consistent for the past five years.  This amount is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio.  Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Deposits

Total deposits were $6.2 billion at September 30, 2006, up 24% from December 31, 2005.  The increase in our deposit balances is a result of new business and our clients holding larger cash positions in their portfolios.

Time deposits with balances greater than $100,000 totaled $352.1 million and $230.1 million at September 30, 2006 and December 31, 2005, respectively.  All time deposits had a maturity of less than three months at September 30, 2006 and December 31, 2005.

Repurchase Agreements and Short-Term and Other Borrowings

Repurchase agreements decreased $0.7 billion, or 14%, from December 31, 2005 to September 30, 2006.  The majority of our repurchase agreements are with clients who prefer a more collateralized form of deposit.  Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand.  We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits.  The average balance of securities sold under repurchase agreements for the nine months ended September 30, 2006 was $4.5 billion with an average cost of approximately 3.61%, compared to an average balance of $5.3 billion and an average cost of approximately 2.59% for the same period in 2005.  The increase in the average cost of repurchase agreements was due to higher short-term interest rates in the first nine months of 2006 compared to the same period in 2005.

Short-term and other borrowings decreased $1.3 billion, or 97%, from December 31, 2005 to September 30, 2006, primarily due to increased client funding.  We use short-term and other borrowings to offset the variability of deposit flow.  The average balance of short-term and other borrowings for the nine months ended September 30, 2006 was $1.1 billion with an average cost of approximately 4.93%, compared to an average balance of $1.7 billion and an average cost of approximately 3.08% for the same period in 2005.  The increase in the average cost of short-term and other borrowings was due to higher short-term interest rates in the first nine months of 2006 compared to the same period in 2005.

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

Market risk is the risk of an adverse financial impact from changes in market prices.  The level of risk we assume is a function of our overall strategic objectives and liquidity needs, client requirements and market volatility.  The active management of market risk is integral to our operations.

Our balance sheet is primarily subject to interest rate risk, which is the risk of loss due to movements in interest rates.  Prepayment risk, which is the risk that changes in interest rates and other economic factors will result in investment securities being paid off earlier than the scheduled maturity date, is inherent in our investment securities, mainly our mortgage-backed securities and variable-rate Federal agency securities.  Prepayment levels for mortgage-backed securities are primarily driven by changes in interest rates.  Prepayment levels for Federal agency securities are driven by a number of factors, including expiration of prepayment penalty provisions, the economic condition of the borrower, borrower refinancing alternatives and interest rates.  The objective of interest rate sensitivity management is to provide sustainable net interest income under various economic conditions.

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

The results of the income simulation model as of September 30, 2006 and 2005 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of 7.2% and 8.1%, respectively, which is within our 10% policy limit.  We also simulate a 200 basis point rate reduction over a twelve-month period.  This simulation would result in an increase in projected net interest income of 2.4% and 1.8% as of September 30, 2006 and 2005, respectively, both within our 10% policy limit.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite.  By seeking to minimize the net amount of assets and liabilities that could reprice in the same time frame, we attempt to reduce the risk of significant adverse effects on net interest income caused by interest rate changes.  As shown in the cumulative gap position in the table presented on the following page, at September 30, 2006, interest-bearing liabilities repriced faster than interest-earning assets in the short term.  Generally speaking, during a period of falling interest rates, net interest income would be higher than it would have been until interest rates stabilize.  During a period of rising interest rates, net interest income would be lower than it would have been until interest rates stabilize.  Other important determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads.  We continue to run a closely matched balance sheet by investing the majority of our assets in short duration, variable-rate securities and executing interest rate swaps against client liabilities, including client repurchase agreements.

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.  Client deposits and repurchase agreements, which are predominantly short term, are our primary sources of funds.  We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure.  The effect of the swap agreements is to lengthen both a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates and short-term variable-rate liabilities into longer-term fixed-rate liabilities.  The weighted-average fixed-payment rates on our swap agreements were 3.78% and 3.36% at September 30, 2006 and 2005, respectively.  Variable-interest payments received are currently indexed to the overnight Federal Funds rate.  At September 30, 2006 and 2005, the weighted-average rates of variable market-indexed interest payment obligations to us were 5.30% and 3.72%, respectively.  The remaining terms of swaps at September 30, 2006 range from 1 to 25 months.  These contracts had net fair values of approximately $17.6 million and $22.3 million at September 30, 2006 and 2005, respectively.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at September 30, 2006 (Dollars in thousands):

	Within Three	Three to Six	Six to Twelve	One Year to	Over Five
	Months	Months	Months	Five Years	Years	Total

Interest-earning assets:(1)
Investment securities (2),(3)	$6,031,327	$434,999	$872,894	$2,307,619	$763,407	$10,410,246
Federal funds sold and other short-term investments	273,229	—	—	—	—	273,229
Loans - variable rate	286,466	—	—	—	—	286,466
Loans - fixed rate	—	—	—	12	—	12
Total interest-earning assets	$6,591,022	$434,999	$872,894	$2,307,631	$763,407	$10,969,953
Interest-bearing liabilities:
Demand deposits	$95,019	$—	$—	$—	$—	$95,019
Savings accounts	4,942,806	—	—	28,244	—	4,971,050
Time deposits	127,142	—	—	—	—	127,142
Interest rate contracts	(1,550,000)	220,000	510,000	820,000	—	—
Securities sold under repurchase agreements	3,578,598	100,000	300,000	150,000	—	4,128,598
Short-term and other borrowings	44,685	—	—	—	—	44,685
Junior subordinated debentures	—	24,774	—	—	—	24,774
Total interest-bearing liabilities	$7,238,250	$344,774	$810,000	$998,244	$—	$9,391,268
Net interest-sensitivity gap during the period	$(647,228)	$90,225	$62,894	$1,309,387	$763,407	$1,578,685
Cumulative gap	$(647,228)	$(557,003)	$(494,109)	$815,278	$1,578,685
Interest-earning assets as a percent of interest-bearing liabilities (cumulative)	91.06%	92.65%	94.11%	108.68%	116.81%
Interest-earning assets as a percent of total assets (cumulative)	56.95%	60.71%	68.26%	88.20%	94.79%
Net interest-sensitivity gap as a percent of total assets	(5.59)%	0.78%	0.54%	11.31%	6.60%
Cumulative gap as a percent of total assets	(5.59)%	(4.81)%	(4.27)%	7.04%	13.64%

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

(3)           Excludes $72.9 million of unsettled securities purchases and $29.8 million of net unrealized losses as of September 30, 2006.

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

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, fees collected from asset administration clients, FHLBB borrowings and the Federal Reserve Discount Window.  As a result of our management of liquid assets and our ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.09 per share for 2006 (approximately $6.0 million based upon 66,149,016 shares outstanding as of September 30, 2006).

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

In June 2006, we announced that our Board of Directors had authorized a new repurchase plan of up to $150.0 million of our common stock over the twelve months following the announcement.  We do not expect our stock repurchase program to have a material impact on our capital resources, such as maintaining risk-based capital ratios in excess of capital adequacy guidelines and our ability to pay dividends on our common stock.  As of September 30, 2006, we have not repurchased any shares under this plan.

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

The Bank’s capital stock investment in the FHLBB totaled $33.3 million as of September 30, 2006.  This amount reflects a $16.7 million decrease during the three months ended September 30, 2006.  The $33.3 million capital stock investment includes both a $25.0 million membership component and a $8.3 million activity-based component.  FHLBB capital stock investments require a five-year advance notice of withdrawal.  The Bank’s $33.3 million capital stock investment in the FHLBB provides an overnight borrowing capacity of up to $273.0 million.  There was no outstanding balance under this arrangement as of September 30, 2006.  Additional borrowing is available to the Bank based on prescribed collateral levels and increased investment in FHLBB capital stock.  The Bank currently has the ability to purchase up to $25.0 million of activity-based capital, which would provide a total overnight borrowing capacity of $833.0 million.

In October 2006, the Bank became a member of the Federal Reserve Bank of Boston (‘FRBB’).  In connection with its membership, the Bank was required to subscribe to purchase stock of the FRBB totaling 6% of the Bank’s capital and surplus.  In October 2006, the Bank fulfilled its obligation to purchase 50% of its subscribed amount by purchasing $7.4 million of FRBB stock.  The remaining subscription amount is subject to purchase upon the request of the FRBB.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease office space and computing equipment through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $50.8 million and $20.5 million for the nine months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006, capital expenditures were comprised of $21.6 million in capitalized software and projects in process, $16.7 million in fixed assets and $12.5 million in leasehold improvements.  For the nine months ended September 30, 2005, capital expenditures were comprised of a $15.2 million in capitalized software and projects in process, $5.2 million in fixed assets and $0.1 million in leasehold improvements.

Stockholders’ equity at September 30, 2006 was $933.8 million, up 21% from December 31, 2005, primarily due to net income earned and the exercise of stock options.  The ratio of average stockholders’ equity to average assets was approximately 7% for September 30, 2006, compared to 6% for December 31, 2005.

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

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines.  At September 30, 2006, our Total Risk-Based Capital Ratio and Leverage Ratio were 21.03% and 7.56%, respectively.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company reviews, on an ongoing basis, its disclosure controls and procedures, which may include its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. and that our individual employee engaged in a breach of fiduciary duties and tortuous interference with a contract.  The lawsuit was filed in the Superior Court of Worcester, Massachusetts and sought unspecified damages.  In October 2006, the parties settled the lawsuit.  Included in other liabilities in our consolidated balance sheet at September 30, 2006 and in other operating expenses in our consolidated statement of income for the nine months ended September 30, 2006 is approximately $1.8 million for settlement costs, legal fees and administrative costs related to the settlement.

We and certain of our officers were named as defendants in three purported class action complaints that were filed on or about August 4, 2005, August 15, 2005, and September 30, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts.  The U.S. District Court has consolidated those cases and appointed a lead plaintiff, who filed a consolidated complaint against us and seven of our current and former officers on February 3, 2006.  Among other things, the consolidated complaint asserts that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period April 10, 2001 until July 15, 2005.  The allegations in the consolidated complaint predominantly relate to: (1) our October 2004 restatement of its financial results, and (2) our July 2005 revision of public guidance regarding our future financial performance.  The consolidated complaint seeks unspecified damages, interest, fees, and costs.  On May 14, 2006, we filed a motion to dismiss all claims asserted in the consolidated complaint.  That motion is currently pending before the Court.  We strongly believe that the lawsuit lacks merit and we intend to defend against the claims vigorously.  However, we cannot predict the outcome of the lawsuit at this time, and we can give no assurance that it will not materially adversely affect our financial condition or results of operations.

We and nine of our officers and directors are named as defendants in two shareholder derivative complaints that were filed on or about September 22, 2005 and October 17, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts.  Among other things, the complaints assert that the defendants are liable for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, misappropriation of information, insider trading, and violation of Section 14(a) of the Securities Exchange Act of 1934.  The complaint filed on September 22, 2005 also seeks reimbursement under the Sarbanes-Oxley Act of 2002.  The allegations in the complaints predominantly relate to: (1) our October 2004 restatement of our financial results, and (2) our July 2005 revision of public guidance regarding our future financial performance.  The complaints seek unspecified damages, attorneys’ fees, accountant and expert fees, and costs.  We are also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of us.  We are in the process of evaluating these claims.  However, we cannot predict the outcome of the lawsuits at this time, and we can give no assurance that they will not materially adversely affect our financial condition or results of operations.

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

As a result of our ongoing relationship with BGI’s iShares and Master Investment Portfolios, our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our servicing assets for Barclays Global Investors Canada, Ltd., BGI accounted for approximately 18% of our net operating revenue for both the nine months and three months ended September 30, 2006.  We recently renewed our U.S. asset administration outsourcing agreement and our iShares and Master Investment Portfolio custody and fund accounting agreements with BGI and we expect that BGI will continue to account for a significant portion of our net operating revenue.  We provide services to BGI under long-term contracts that may be terminated before the expiration of the contracts under certain circumstances.  Further information regarding the terms of certain BGI contracts, including early termination provisions, was disclosed in Item 8.01 on our Form 8-K filed on January 25, 2006.

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

We may not reap all or any of the expected benefits of our recent increased spending.

To position us for future growth, we have accelerated some disciplined investments during 2006.  We believe our investments in personnel, technology and space are necessary to support our future growth in areas such as our European presence, technology, alternative investments, middle office outsourcing and fund services.  While these investments have and will continue to decrease our short-term operating margins, we believe they are necessary to build the foundation for future growth.  However, we may not reap any or all of the expected benefits of our recent investments.

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

Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us.  Our primary regulators are the Federal Reserve Board of Governors (‘FRB’), the Federal Deposit Insurance Corporation (‘FDIC’), the office of the Commissioner of Banks of the Commonwealth of Massachusetts, the National Association of Securities Dealers, Inc. (‘NASD’), the State of Vermont Department of Banking, Insurance, Securities, Health Care Administration (‘BISHCA’), the Office of the Superintendent of Financial Institutions in Canada (‘OSFI’), the Irish Financial Services Regulatory Authority (‘IFSRA’), the Cayman Islands Monetary Authority (‘CIMA’), the Financial Services Authority in the United Kingdom (‘FSA’) and the Commission de Surveillance du Secteur Financier in Luxembourg (‘CSSF’).  Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

•                  BISHCA maintains certain regulatory requirements that our insurance captive affiliate, Investors Vermont Insurance Company, must meet.  Failure to meet those requirements could lead to regulatory action; and

•                  Our international operations are subject to regulatory oversight by regulators in the jurisdictions in which we operate, including the OSFI, the IFSRA, the CIMA, the FSA and the CSSF.  Failure to comply with applicable international regulatory requirements, including capital requirements that we must meet, could result in regulatory action and impact our ability to provide services in those jurisdictions.

Banking law restricts our ability to own the stock of certain companies and also makes it more difficult for us to be acquired.  Also, we have not elected financial holding company status under the federal Gramm-Leach-Bliley Act of 1999.  This may place us at a competitive disadvantage with respect to other organizations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share

September 1 – September 30, 2006	318	$43.68
	318	$43.68

(1)  All of the shares set forth in the above table were purchased by the Company in connection with the exercise of outstanding options issued by the Company.

In June 2006, we announced that our Board of Directors had authorized a new repurchase plan of up to $150.0 million of our common stock over the twelve months following the announcement.  We do not expect our stock repurchase program to have a material impact on our capital resources, such as maintaining risk-based capital ratios in excess of capital adequacy guidelines and our ability to pay dividends on our common stock.  As of September 30, 2006, we have not repurchased any shares under this plan.

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

INVESTORS FINANCIAL SERVICES CORP.

Date: November 6, 2006	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan
Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)