Form 10-K
period 2006-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2007-02-27
CIK 949589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number 0-26996

INVESTORS FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3279817
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)
200 Clarendon Street P.O. Box 9130 Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (617) 937-6700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value Registered with the NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒       Accelerated filer  ☐                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $2,863,941,561 based on the last reported sale price of $44.90 on The NASDAQ Global Select Market on June 30, 2006 as reported by NASDAQ.

As of January 31, 2007, there were 65,986,040 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such Proxy Statement are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS.

General

Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “Investors Financial,” “we,” “us,” “our,” or similar references mean Investors Financial Services Corp., together with our subsidiaries. “Investors Bank” or the “Bank” means our subsidiary, Investors Bank & Trust Company, alone.

We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, hedge funds, family offices, banks and insurance companies. We define these services as core services and value-added services. Our core services include global custody, multicurrency accounting, fund administration and middle office outsourcing. Our value-added services include foreign exchange, cash management, securities lending, investment advisory, performance measurement, institutional transfer agency, lines of credit and brokerage and transition management services. At December 31, 2006, we provided services for approximately $2.2 trillion in net assets, including approximately $0.4 trillion of foreign net assets.

Investors Financial Services Corp. is a bank holding company. We were organized as a Delaware corporation in 1995. Our primary operating subsidiary is Investors Bank & Trust Company®  which was founded in 1969 as a banking subsidiary of Eaton Vance Corp., an investment management firm. In 1995, we reorganized as a bank holding company, were spun-off to the stockholders of Eaton Vance and completed our initial public offering. We provide our services from offices in Boston, New York, Sacramento, Toronto, Dublin, London, Luxembourg and the Cayman Islands.

On February 4, 2007, we entered into an Agreement and Plan of Merger (the ‘Merger Agreement’) with State Street Corporation (‘State Street’). At the closing of the transaction contemplated by the Merger Agreement, we will merge into State Street and our shareholders will receive 0.906 shares of State Street common stock for each share of our common stock. Each company’s Board of Directors has approved the Merger Agreement. We expect to complete the transaction in the third quarter of 2007, subject to customary closing conditions, including regulatory and shareholder approval.

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

Historical Financial Asset Growth.   Despite the stock market declines of 2000 through 2002, over the past ten years, growth in financial assets under management has remained strong. Factors driving this growth include an aging population, the privatization of retirement systems and the increased popularity of pooled investment products such as mutual funds. The total amount of U.S. financial assets held in mutual funds, life insurance companies, private pension funds and bank personal trust accounts was $17.5 trillion at December 31, 2005, up from $7.6 trillion in 1995, a compounded annual growth rate of approximately 9%. Mutual funds, one of the primary markets for our services, hold a large portion of the money invested in pooled investment vehicles. The U.S. mutual fund market has grown at a compounded annual growth rate of approximately 12% since 1995, and held approximately $8.1 trillion in assets at December 31, 2005. The following table presents U.S. financial assets, including mutual funds (Dollars in billions):

	December 31, 2005	December 31, 1995	Compounded Annual Growth Rate
U.S. Financial Assets
Mutual Funds	$8,056	$2,594	12%
Life Insurance Companies	4,351	2,064	8
Private Pension Funds	5,120	2,899	6
Total	$17,527	$7,557	9%

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

The unique operational philosophy of a particular asset management organization determines its view of asset servicing. The majority of asset managers hire third parties to provide custody services. Some use more than one custodian in an attempt to foster cost reduction through competition. Large asset managers may have enough assets to justify the cost of providing in-house facilities to handle accounting, administration and transfer agency services. Other asset managers generally hire third parties to provide accounting, administration and transfer agency services in addition to custody services. Keeping abreast of developments like regulatory changes, internet data delivery, compressed settlement cycles, and complex investment strategies, structures and instruments has forced significant increases in technology spending across the financial services industry. We believe that this increase in spending requirements has accelerated the pace at which asset managers outsource back and middle office operations to asset servicers.

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

Complex Investment Products.   Asset managers create different investment structures in an effort to capture efficiencies and appeal to investors with diverse means, risk tolerances, diversification requirements and time horizons. One innovative example of this is exchange traded funds, or ETFs. ETFs are securities that replicate an index and are traded on a national securities exchange, such as the New York Stock Exchange or the American Stock Exchange. Unlike investing in a conventional index mutual fund, investing in an ETF allows investors to buy and sell shares throughout the trading day at market prices. ETFs also offer potential tax efficiencies. According to the Investment Company Institute, domestic ETF assets increased 34% to approximately $397 billion as of November 30, 2006 from approximately $296 billion as of December 31, 2005.

Alternative investments, including hedge funds, private equity funds, venture capital funds and commodity pools, are another example of complex investment products that have recently experienced dramatic growth. According to HFMWeek’s latest hedge fund administrator survey, hedge fund assets totaled approximately $2.1 trillion as of November 30, 2006, which represents an increase of 53% as compared to November 30, 2005. Hedge fund assets have increased due to widening interest from institutional investors such as pension plans and endowments, as well as high net worth individuals. These asset pools often feature increasingly sophisticated trading strategies, financial instruments and product structures such as distressed debt, swaps and asset-backed securities that require more specialized operational support than traditional mutual funds.

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

Another product innovation is the master-feeder structure. In the master-feeder structure, one or more investment vehicles (the ‘feeder funds’) with identical investment objectives pool their assets in the common portfolio of a separate investment vehicle (the ‘master fund’). This structure permits each of the feeder funds to be sold to a separate target market or through a different distribution channel. The feeder fund, if it were a stand-alone fund, might not be large enough to support its operating costs. The feeder funds benefit from the economies of scale available to the larger pool of assets invested in the master fund.

International Investing.   Asset managers have also expanded their reach in the global marketplace to capitalize on cross-border and multi-national marketing opportunities. This creates demand for asset servicing around the world and particularly for value-added services like foreign exchange. At December 31, 2006, we provided services for approximately $2.2 trillion in net assets, including approximately $0.4 trillion of foreign net assets, which represents an increase of 23% and 33%, respectively, from December 31, 2005.

Our Strategy

We believe that asset servicing companies operate most efficiently when bundling core services such as custody and accounting with value-added services such as foreign exchange and securities lending. We also believe that efficient integration of these services is critical to both service quality and profitability. The following discussion outlines the key components of our growth strategy:

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

•       Middle office outsourcing

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

The FACTS architecture also enables us to modify the system quickly. Rapid modifications allow us to constantly improve processing quality and efficiency and to implement service innovations for our clients. We believe that the integrated nature of FACTS provides us with a competitive advantage by allowing us to respond quickly to the continuously changing technological demands of the financial services industry. We believe the separate systems used for different tasks by many other asset servicing providers may not provide the same advantages.

Maintain Our Expertise in Complex Products.   Another of our core strategies is to maintain our strength in the rapidly growing area of complex investment products. We have developed expertise in servicing ETFs, various alternative investment structures, master-feeder funds and multi-managed funds. We are able to respond rapidly to the systems requirements of complex structures since the design of FACTS allows us to effect modifications or enhancements quickly.

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

Service Offerings

We provide a broad range of services to financial asset managers, such as mutual fund complexes, investment advisors, hedge funds, family offices, banks and insurance companies. We think of these services in two groupings, core services and value-added services, which are comprised of the following:

Core Services		Value-Added Services
•	Global Custody	•	Foreign Exchange
•	Multicurrency Accounting	•	Cash Management
•	Fund Administration	•	Securities Lending
•	Middle Office Outsourcing	•	Investment Advisory
		•	Performance Measurement
		•	Institutional Transfer Agency
		•	Lines of Credit
		•	Brokerage and Transition Management Services

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

The following is a description of the various services we offer:

Core Services

Global Custody.   Global custody entails the safekeeping of securities for clients and settlement of portfolio transactions. Our net assets processed have grown from $22 billion at October 31, 1990 to $2.2 trillion at December 31, 2006. At December 31, 2006, our foreign net assets processed totaled approximately $0.4 trillion.

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

Value-Added Services

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

Investment Advisory.   The Bank acts as the investment advisor to the Merrimac Master Portfolio, an open-end investment management company registered under the Investment Company Act of 1940, as amended (the ‘ICA’). The portfolio currently consists of a series of six master funds in a master-feeder structure. The Merrimac Cash Portfolio, the Merrimac Prime Portfolio and the Merrimac U.S. Government Portfolio are subadvised by Lehman Brothers Asset Management LLC. The Merrimac Treasury Portfolio and the Merrimac Treasury Plus Portfolio are subadvised by M&I Investment Management Corp. The Merrimac Municipal Portfolio is subadvised by ABN AMRO Asset Management Inc. At December 31, 2006, the total net assets of the portfolio approximated $4.5 billion. The portfolio’s master funds serve as investment vehicles for seven domestic and two active offshore feeder funds whose shares are sold to institutional investors.

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

Lines of Credit.   We offer credit lines to our clients for the purpose of leveraging portfolios, covering overnight cash shortfalls and other borrowing needs. We do not conduct retail banking operations. At December 31, 2006, we had gross loans outstanding to clients of approximately $271 million, which represented approximately 2% of our total assets. The interest rates charged on the Bank’s loans are indexed to either the Prime rate or the Federal Funds rate. We have never had a loan loss. All loans are secured, or may be secured, by marketable securities and virtually all loans to individually managed account customers are due on demand.

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

Sales, Marketing and Client Support

We employ a direct sales staff that targets potential market opportunities, including investment management companies, insurance companies, family offices, banks and investment advisors. Sales personnel are primarily based at our headquarters in Boston, and are given geographic area sales responsibility. We also have sales personnel located in Dublin, Toronto, Luxembourg and London who are responsible for international markets. Included in the sales staff are individuals who are dedicated to marketing services to institutional accounts. Senior managers from all functional areas are directly involved in obtaining new clients, frequently working as a team with a sales professional.

In order to service existing clients, a separate team of client management professionals based in our Boston, Sacramento, New York, Toronto, Dublin and London offices provides dedicated client support. Each client is assigned a client manager responsible for the client’s overall satisfaction. The client manager is usually a senior professional with extensive industry experience who works with the client on designing new products and specific systems requirements, provides consulting support, anticipates the client’s needs and coordinates service delivery.

Financial information regarding our geographic reporting can be found in Note 21 of our Notes to Consolidated Financial Statements included in this Report.

Significant Clients

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 18% of our consolidated net operating revenues for the years ended December 31, 2006 and 2005, and approximately 17% for the year ended December 31, 2004. No client other than BGI accounted for more than 10% of our net operating revenues for the years ended December 31, 2006, 2005 and 2004. See Item 1A “Risk Factors—A material portion of our revenue is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’) and related entities.”

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

Our mainframe processing and mainframe disaster recovery capability is provided by Electronic Data Systems (‘EDS’), located in Plano, Texas. In addition, International Business Machines (‘IBM’), located in Armonk, New York, provides support for our network and hardware environments and our help desk services. By outsourcing these infrastructure support functions, we can focus our resources on systems development and minimize our capital investment in large-scale computer equipment. EDS and IBM offer us state-of-the-art computer products and services, access to which we could not otherwise afford, while removing the risk of product obsolescence. Due to their large and diverse customer bases, EDS and IBM can invest in the latest computer technology and spread the related costs over multiple users. We also receive the benefit of the continuing investment by EDS and IBM in their computer hardware. Under both contracts we are billed monthly for services provided by EDS or IBM on an as-used basis in accordance with a predetermined pricing schedule for specific products and services. Our current agreement with EDS is scheduled to expire on December 31, 2008. Our current agreement with IBM is scheduled to expire on June 30, 2011.

Each year we target spending approximately 18-20% of our consolidated net operating revenue on technology. Because of our relationships with EDS and IBM and our system architecture, we are able to devote the majority of our technology investments to development, rather than support or infrastructure.

Our trust processing services are provided by SEI Investments Company (‘SEI’), located in Oaks, Pennsylvania. SEI is a global provider of asset management and investment technology solutions. We pay SEI certain monthly service fees based upon usage. Our current agreement with SEI is scheduled to expire on December 31, 2009.

Investors Bank maintains a comprehensive Business Continuity Plan (‘BCP’). The program has been developed to comply with guidelines issued by various regulatory and industry bodies such as the Federal Financial Institutions Examination Council (‘FFIEC’). The planning process begins with a business impact analysis which isolates critical business processes and determines their recoverability under various disruption scenarios. In addition to maintaining regional backup facilities for all offices, our locations are geographically diverse in order to allow recovery of essential functions at another location in the event of a widespread disruption. In 2006, BCP staff conducted 132 different tests to ensure that our technology infrastructure, facilities and staff could respond and recover in a disaster.

Competition

We operate in a highly competitive environment in all areas of our business. Many of our competitors, including State Street Corporation, JP Morgan Chase, The Bank of New York, Mellon, Citigroup, PNC and Northern Trust, possess substantially greater financial and marketing resources than we do and process a greater amount of financial assets. Other competitive factors include technological advancement and flexibility, breadth of services provided and quality of service. We believe that we compete favorably in these categories.

Competition in the asset servicing industry, especially over the past decade, has impacted both pricing and margins in core services such as global custody. Partially offsetting this more competitive pricing environment is the development of new services that have higher margins. Our continuous investment in technology has permitted us to offer value-added services to clients, such as foreign exchange, securities lending and performance measurement, on a global basis and at competitive prices. Technological evolution and service innovation have enabled us to generate additional revenue to offset competitive pricing in maturing service lines.

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

Employees

On December 31, 2006, we had 4,265 employees. We maintain a professional development program for entry level staff. Successful completion of the program is required of most newly hired employees. This training program is supplemented by ongoing education on systems and technological developments and innovations, the financial services industry, the regulatory environment and our client base. This program is administered by experienced full-time trainers that continually enhance existing courses and develop new programs to match an evolving business and regulatory environment.

None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Regulation and Supervision

Virtually all aspects of our business and operations are regulated under state and federal law. In addition to the laws governing businesses and employers, we are subject to federal and state laws and regulations applicable to financial institutions and their parent companies. The operations of our securities broker affiliate, Investors Securities Services, LLC, are also subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission (‘SEC’) and the National Association of Securities Dealers, Inc. (‘NASD’). The principal objective of state and federal banking laws is the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system, the protection of consumers or classes of consumers and the furtherance of broad public policy goals, rather than the specific protection of stockholders of a bank or its parent company. Some of the significant statutory and regulatory provisions to which we and our subsidiaries are subject are described below. The description of these statutory and regulatory provisions is not complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on our business, prospects and operations, as well as those of our subsidiaries.

Investors Financial

General.   As a registered Bank Holding Company (‘BHC’), Investors Financial is subject to regulation under the Bank Holding Company Act of 1956, as amended (‘BHCA’), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (‘FRB’) and by the Massachusetts Commissioner of Banks (‘Commissioner’). We are required to file reports of our operations with, and are subject to examination by, the FRB and the Commissioner. The FRB has the authority to issue orders to BHCs to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of nonbanking activities of nonbanking subsidiaries of BHCs and to order termination of ownership and control of a nonbanking subsidiary by a BHC.

BHCA-Activities and Other Limitations.   The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, BHC or savings association, or increasing such ownership or control of any bank, BHC or savings association, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (‘Riegle-Neal’) permits adequately capitalized and adequately managed BHCs, as determined by the FRB, to acquire banks located in any state, subject to certain concentration limits and other conditions. Subject to certain conditions, Riegle-Neal also generally authorizes the interstate mergers of banks and, to a lesser extent, interstate branching, as long as the law of the host state specifically authorizes such action. Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to mergers of BHCs.

Unless a BHC becomes a financial holding company (‘FHC’) under the Gramm-Leach-Bliley Act of 1999 (‘GLBA’), the BHCA also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting securities of any company that is not a bank or a BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. Before permitting a BHC to engage in such activities that are closely related to banking or making an investment in a company engaged in such activities, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices.

The GLBA permits a BHC that qualifies and elects to be treated as a FHC to engage in a significantly broader range of financial activities than BHCs, such as Investors Financial, that have not elected FHC status. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activities, or that the FRB determines to be complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. To elect to become a FHC, a BHC, such as Investors Financial, must meet certain tests and file an election with the FRB. To qualify, all of a BHC’s subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, each of the BHC’s banks must have been rated “satisfactory” or better in its most recent federal Community Reinvestment Act (‘CRA’) evaluation. A BHC that elects to be treated as a FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations. Investors Financial has not elected to become a FHC.

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

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines. At December 31, 2006, our Total Risk-Based Capital Ratio and Leverage Ratio were 19.04% and 7.63%, respectively.

In June 2004, the Basel Committee on Banking Supervision (‘Basel Committee’) released the document “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”. The Framework, also referred to as Basel II, is designed to secure international convergence on regulations and standards governing the capital adequacy of internationally active banking organizations. In September 2006, the U.S. banking and thrift supervisory agencies issued a Notice of Proposed Rulemaking setting forth a proposed framework for the timing and qualification process for U.S. banks that are either required (‘core banks’) or choose (‘opt-in banks’) to be subject to Basel II. As currently proposed, the new rules as applied in the U.S. are expected to become effective on January 1, 2009, subject to transitional parallel testing beginning on January 1, 2008. Although Investors Bank is not required to be compliant with the new rules, we are in the process of developing and implementing a program to achieve Basel II compliance. Ultimately, U.S. implementation of Basel II will depend on, and will be subject to, final regulations and related policies promulgated by the U.S. supervisory agencies. We cannot predict the final form of the rules, nor their impact on our risk-based capital.

Control Acquisitions.   The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a depository institution or a depository institution holding company unless the FRB has been notified and has not objected to the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a depository institution or depository institution holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’), would, under the circumstances set forth in the presumption, constitute the acquisition of control of the depository institution or a depository institution holding company. In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of voting securities of a bank or BHC or a savings association, or otherwise obtaining control or a controlling influence over such an institution.

Massachusetts Law.   Investors Financial is also considered a BHC for purposes of Massachusetts law. Accordingly, we have registered with the Commissioner and are obligated to make reports to the Commissioner. Under Massachusetts law, any person that proposes to acquire, directly or indirectly, 25% or more of any class of voting securities of a company must give prior notice to the Massachusetts Commissioner of Banks, who may disapprove the transaction. Additionally, any company that is a BHC under Massachusetts law must obtain the approval of the Massachusetts Board of Bank Incorporation before acquiring more than 5% of the voting stock of a company. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which a BHC or its nonbank subsidiaries engage.

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

Investors Bank

General.   The Bank is subject to extensive regulation and examination by the Commissioner and the FRB, its primary federal banking regulator. The Bank became a member of the Federal Reserve System (‘FRS’) (a ‘state member bank’) in October 2006. Prior to becoming a state member bank, the Bank’s primary federal regulator was the Federal Deposit Insurance Corporation (‘FDIC’). Although the FDIC is no longer its primary federal regulator, the Bank, like all insured depository institutions, is nevertheless subject to certain requirements established by the FDIC, which insures the Bank’s deposits. The federal and state laws and regulations that are applicable to banks regulate among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of certain deposited funds, the amount of loans to individuals and related borrowers, the nature and amount of and collateral for certain loans, and the amount of interest that may be charged on loans. Various state consumer laws and regulations also affect the operations of state banks.

FDIC Insurance Premiums.   The Bank currently pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund (‘BIF’)-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. Prior to the enactment of the Federal Deposit Insurance Reform Act of 2005 (the ‘FDIR Act’) on February 8, 2006, the FDIC was not required to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits was maintained above specified levels. Under new rules issued by the FDIC pursuant to the FDIR Act, however, the FDIC will impose assessments on all banks at a rate determined by the institution’s risk classification regardless of the ratio of deposit insurance reserves to insured deposits. The new rules were issued November 2, 2006 and became effective on January 1, 2007. An increase in the Bank’s deposit insurance assessments over previous levels as a result of the new rules would have an adverse effect on net earnings.

Additionally, as a result of the passage of the FDIR Act: (i) the BIF will be merged with the FDIC’s Savings Association Insurance Fund creating the Deposit Insurance Fund (the ‘DIF’); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirement accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

Capital Requirements.   The FRB has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding BHCs.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (‘FDICIA’) identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements. An “undercapitalized” bank must develop a capital restoration plan, and its parent holding company must guarantee that bank’s compliance with the plan. The liability of a parent holding company under any such guarantee is limited to the lesser of 5% of a bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of a parent holding company, such guarantee would take priority over a parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of an institution’s regular safety and soundness examination. At December 31, 2006, the Bank was deemed to be a well-capitalized institution.

The Community Reinvestment Act.   The Community Reinvestment Act (‘CRA’) requires lenders to identify the communities served by the institution’s offices and other deposit-taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB and other federal banking agencies must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods, before they approve certain bank acquisitions, mergers, branch establishments and other transactions proposed by banking organizations. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the Bank’s performance in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications. Management believes the Bank is currently in compliance with all CRA requirements.

Customer Information Security.   The FRB and other bank regulatory agencies have established standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate Board committee, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

USA Patriot Act.   The USA Patriot Act of 2001 (the ‘USA Patriot Act’), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including the Bank, to adopt and implement policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that we are currently in compliance with all requirements prescribed by the USA Patriot Act and all applicable regulations.

Dividends.   The FRB has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice, and generally restricts a state member bank’s ability to pay dividends or other capital distributions. For example, a state member bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FRB. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under Massachusetts law, the board of directors of a trust company, such as the Bank, may declare from “net profits” cash dividends no more often than quarterly, provided that there is no impairment to the trust company’s capital stock. Moreover, prior Commissioner approval is required if the total of all dividends declared by a trust company in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. These restrictions on the Bank’s ability to declare and to pay dividends may limit Investors Financial’s ability to pay dividends to its stockholders.

Investments.   The FRB imposes quantitative limitations and other conditions, including notice requirements, on a state member bank’s investments in bank premises, stocks and investment securities. The FRB also imposes conditions on a state member bank’s ability to invest in foreign corporations. These limitations may prevent the Bank from making investments it would otherwise make.

Other Securities Law Issues.   The GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered. Accordingly, the Bank furnishes investment advice to registered investment companies through a separately identifiable department or division of the Bank that is registered with the SEC as an investment adviser. Federal and state laws impose onerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements and disclosure obligations. Currently, management believes that the Bank is in compliance with these requirements.

Regulation of Investment Companies.   Certain of our mutual fund and unit investment trust clients are regulated as “investment companies” as that term is defined under the ICA and are subject to examination and reporting requirements applicable to the services we provide. The provisions of the ICA and the regulations promulgated thereunder prescribe the type of institution which may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. Because we serve as custodian for a number of our investment company clients, these regulations require, among other things, that we maintain certain minimum aggregate capital, surplus, and undivided profits. Additionally, arrangements between us and clearing agencies or other securities depositories must meet

ICA requirements for segregation of assets, identification of assets and client approval. Currently, management believes we are in compliance with all minimum capital and securities depository requirements. Investment companies are also subject to extensive recordkeeping and reporting requirements. These requirements dictate the type, volume and duration of the recordkeeping we undertake, either in our role as custodian for an investment company or as a provider of administrative services to an investment company. Further, we must follow specific ICA guidelines when calculating the net asset value of a client mutual fund. Consequently, changes in the statutes or regulations governing recordkeeping and reporting or valuation calculations will affect the manner in which we conduct our operations.

Availability of Filings

You may access, free of charge, copies of the following documents and related amendments, if any, in the Investor Relations section of our web site at www.ibtco.com:

1)              Our Annual Reports on Form 10-K;

2)              Our Quarterly Reports on Form 10-Q;

3)              Our Current Reports on Form 8-K; and

4)              Our Proxy Statement.

You may also access, free of charge, copies of the following corporate governance documents in the Investor Relations section of our website at www.ibtco.com:

1)              Our Code of Conduct;

2)              Our Corporate Governance Guidelines;

3)              Our Audit Committee Charter;

4)              Our Nominating and Corporate Governance Committee Charter; and

5)              Our Compensation Committee Charter.

We post these documents on our web site as soon as reasonably practicable after we file or furnish them electronically with or to the Securities and Exchange Commission or, in the case of the corporate governance documents, as soon as reasonably practicable after material amendment. The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this Report. Our web site address is included in this document as an inactive textual reference only.

ITEM 1A.        RISK FACTORS.

Our operating results are subject to fluctuations in interest rates and the securities markets.

A significant portion of our fees is based on the market value of the assets we process. Accordingly, our operating results are subject to fluctuations in interest rates and securities markets as these fluctuations affect the market value of assets processed. Our net interest income is primarily driven by the spread between earnings on our investments and loan portfolios relative to our cost of funds. The relationship between short-term and long-term interest rates, referred to as the shape of the yield curve, affects the market value of, and the earnings produced by, our investment and loan portfolios, and thus could impact our net interest income. In addition, narrower investment portfolio reinvestment and purchase spreads have impacted, and could potentially continue to impact, our net interest income.

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

We may not consummate our merger with State Street Corporation.

Consummation of the transaction contemplated by the Agreement and Plan of Merger is subject to customary closing conditions, including stockholder and regulatory approval. Failure to complete the merger could have a material adverse impact on our ability to sell our services to new clients.

A material portion of our revenue is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’) and related entities.

As a result of our ongoing relationship with BGI’s iShares and Master Investment Portfolios, our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our servicing assets for Barclays Global Investors Canada, Ltd., BGI accounted for approximately 18%, 18% and 17% of our net operating revenue for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, we renewed our U.S. asset administration outsourcing agreement and our iShares and Master Investment Portfolio custody and fund accounting agreements with BGI, and we expect that BGI will continue to account for a significant portion of our net operating revenue. We provide services to BGI under long-term contracts that may be terminated before the expiration of the contracts under certain circumstances that we have described in filings with the SEC as described below. While we believe that our relationship with BGI is excellent, the loss of BGI’s business would cause our net operating revenue to decline significantly and would have an adverse effect on our quarterly and annual results.

The outsourcing agreement was renewed pursuant to an amendment (the ‘Amendment’) to the Custodial, Fund Accounting and Services Agreement between the Bank and BGI dated May 1, 2001 (the ‘Custodial Agreement’). Under the terms of the Amendment, the Custodial Agreement is extended through April 30, 2013. As provided in the Amendment, BGI may terminate the Custodial Agreement upon sixty days prior written notice: (i) as to any underlying account if BGI fails to receive any consent required by law for the Bank to act as servicing agent for such account; (ii) as to any underlying account if the continued provision of services by the Bank to such account would be inconsistent with BGI’s fiduciary duties under applicable law; or (iii) as to the entire Custodial Agreement in the event a conservator or receiver is appointed for the Bank under applicable federal law. In addition, BGI may terminate the Custodial Agreement prior to April 30, 2013 if the Bank fails to meet a certain number of service level commitments for four consecutive months in any rolling twelve-month period or if the Bank materially breaches a material provision of the Custodial Agreement, in both cases subject to customary notice and opportunity to cure provisions.

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

Qualified personnel, in particular managers and other senior personnel, are in great demand throughout the financial services industry. As a result, we could find it increasingly difficult to continue to attract and retain sufficient numbers of these highly skilled employees, which could affect our ability to attract and retain clients. In addition, uncertainty regarding integration in our merger with State Street Corporation could cause key employees to seek employment elsewhere.

We may not reap all or any of the expected benefits of our recent increased spending.

To position us for future growth, we have accelerated some disciplined investments during 2006. We believe our investments in personnel, technology and office space are necessary to support our future growth in areas such as Europe, technology, alternative investments, middle office outsourcing and fund services. While these investments have and will continue to decrease our short-term operating margins, we believe they are necessary to build the foundation for future growth. However, we may not reap any or all of the expected benefits of our recent investments.

We may not be able to protect our proprietary technology.

Our proprietary technology is important to our business. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties to protect our proprietary technology, all of which offer only limited protection. These intellectual property rights may be invalidated or our competitors may develop similar technology independently. Legal proceedings to enforce our intellectual property rights may be unsuccessful and could also be expensive and divert management’s attention.

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

Federal and state laws and regulations applicable to financial institutions and their parent companies apply to us. Our primary regulators are the Federal Reserve Board of Governors (‘FRB’), the Federal Deposit Insurance Corporation (‘FDIC’), the Office of the Commissioner of Banks of the Commonwealth of Massachusetts, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. (‘NASD’), the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration (‘BISHCA’), the Office of the Superintendent of Financial Institutions in Canada (‘OSFI’), the Irish Financial Services Regulatory Authority (‘IFSRA’), the Cayman Islands Monetary Authority (‘CIMA’), the Financial Services Authority in the United Kingdom (‘FSA’) and the Commission de Surveillance du Secteur Financier in Luxembourg (‘CSSF’). Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight including the following:

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES.

The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2006:

Location	Function	Sq. Ft.	Expiration Date
200 Clarendon Street, Boston, MA	Principal Executive Offices and Operations Center	387,127	2014
100 Huntington Avenue, Boston, MA	Operations Center	350,647	2014
800 Boylston Street, Boston, MA	Operations Center	49,430	2014
1 Exeter Plaza, Boston, MA	Training Center	14,870	2007
980 Ninth Street, Sacramento, CA	Operations Center	79,421	2015
1277 Treat Boulevard, Walnut Creek, CA	Operations Center	18,921	2008
33 Maiden Lane, New York, NY	Operations Center	21,994	2011
Iveagh Court, Dublin	Offshore Processing Center	67,183	2028	*
Park Place, Dublin	Offshore Processing Center	40,388	2031	**
1 First Canadian Place, Toronto	Offshore Processing Center	17,790	2011
17 Dominion Street, London	Operations Center	4,478	2010
26 Boulevard Royal, Luxembourg	Operations Center	474	2007

*                    Pursuant to the terms of the contract, this lease can be terminated in 2013 by paying six months rent as compensation.

**             Pursuant to the terms of the contract, this lease can be terminated in 2019 by paying twelve months rent as compensation.

For more information, see Note 16 of our Notes to Consolidated Financial Statements included in this Report.

ITEM 3.                LEGAL PROCEEDINGS.

On June 27, 2003, we and an individual employee of ours were named in a lawsuit alleging, among other things, that we breached an implied covenant of good faith and fair dealing in a subadvisory contract with Opus Investment Management, Inc. and that our individual employee engaged in a breach of fiduciary duties and tortious interference with a contract. The lawsuit was filed in the Superior Court of Worcester, Massachusetts and sought unspecified damages. In October 2006, the parties settled the lawsuit. Included in other operating expenses in our consolidated statement of income for the year ended December 31, 2006 is approximately $1.8 million for settlement costs, legal fees and administrative costs related to the settlement.

We and certain of our officers were named as defendants in three purported class action complaints that were filed on or about August 4, 2005, August 15, 2005, and September 30, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts. The U.S. District Court has consolidated those cases and appointed lead plaintiffs, who filed a consolidated complaint against us and seven of our current and former officers on February 3, 2006. Among other things, the consolidated complaint asserts that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period April 10, 2001 until July 15, 2005. The allegations in the consolidated complaint predominantly relate to: (1) our October 2004 restatement of our financial results, and (2) our July 2005 revision of public guidance regarding our future financial performance. The consolidated complaint seeks unspecified damages, interest, fees, and costs. On May 14, 2006, we filed a motion to dismiss all claims asserted in the consolidated complaint. That motion is currently pending before the Court. We strongly believe that the lawsuit lacks merit and we intend to defend against the claims vigorously. However, we cannot predict the outcome of the lawsuit at this time, and we can give no assurance that it will not materially adversely affect our financial condition or results of operations.

We and nine of our officers and directors are named as defendants in two shareholder derivative complaints that were filed on or about September 22, 2005 and October 17, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts. Among other things, the complaints assert that the defendants are liable for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, misappropriation of information, insider trading, and violation of Section 14(a) of the Securities Exchange Act of 1934. The complaint filed on September 22, 2005 also seeks reimbursement under the Sarbanes-Oxley Act of 2002. The allegations in the complaints predominantly relate to: (1) our October 2004 restatement of our financial results, and (2) our July 2005 revision of public guidance regarding our future financial performance. The complaints seek unspecified damages, attorneys’ fees, accountant and expert fees, and costs. We are also named as a nominal defendant in these complaints, although the actions are derivative in nature and purportedly asserted on behalf of us. We are in the process of evaluating these claims. However, we cannot predict the outcome of the lawsuits at this time, and we can give no assurance that they will not materially adversely affect our financial condition or results of operations.

In July 2000, two of our Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. (‘ITC’) and Investors Fund Services (Ireland) Ltd. (‘IFS’), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the ‘Fund’), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund’s investment manager, Ernst & Young, LLP, the Fund’s auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund’s closing to subscriptions in June 1999. In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. We have notified our insurers and intend to defend this claim vigorously. Based on our investigation through December 31, 2006, we do not expect this matter to have a material adverse effect on our business, financial condition or results of operations.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Price Range of Common Stock and Dividend History and Policy

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “IFIN”. The following table sets forth, for the calendar periods indicated, the high and low sale prices for the common stock as reported by NASDAQ and dividends per share paid on the common stock.

	High	Low	Dividend
2006
First quarter	$48.11	$36.36	$0.0225
Second quarter	50.98	41.40	0.0225
Third quarter	46.82	41.49	0.0225
Fourth quarter	44.26	37.00	0.0225
2005
First quarter	$53.44	$45.33	$0.0200
Second quarter	51.05	36.05	0.0200
Third quarter	42.80	31.67	0.0200
Fourth quarter	40.98	30.64	0.0200

As of January 31, 2007, there were approximately 587 stockholders of record.

We currently intend to retain the majority of future earnings to fund the development and growth of our business. Our ability to pay dividends on our common stock may depend on the receipt of dividends from Investors Bank. In addition, we may not pay dividends on our common stock if we are in default under certain agreements that we entered into in connection with the sale of the 9.77% Capital Securities by Investors Capital Trust I. See Note 10 of our Notes to Consolidated Financial Statements included with this Report. Any dividend payments by Investors Bank are subject to certain restrictions imposed by federal law and by the Massachusetts Commissioner of Banks. See ‘Business - Regulation and Supervision’ for additional information. Subject to regulatory requirements, we expect to pay an annual dividend to our stockholders, currently estimated to be in an amount equal to $0.10 per share of outstanding common stock (approximately $6.6 million based upon 65,628,108 shares outstanding as of December 31, 2006). We expect to declare and pay such dividend ratably on a quarterly basis.

The information required under this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the section entitled ‘Stock Plans’ contained in our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	a	b	c	d
October 1 - October 31, 2006	113,600	$38.40	113,600	$145,638,023
November 1 - November 30, 2006	656,434	$38.80	641,639	$120,735,516
December 1 - December 31, 2006	—	—	—	$120,735,516
Total	770,034	$38.74	755,239	$120,735,516

(a)           Total number of shares purchased

(b)          Average price paid per share

(c)           Total number of shares purchased as part of a publicly announced plan

(d)          Approximate dollar value that may yet be purchased under the plan

In June 2006, we announced that our Board of Directors had authorized a new repurchase plan of up to $150.0 million of our common stock in the open market over the twelve months following the announcement. We do not expect our stock repurchase program to have a material impact on our capital resources, such as maintaining risk-based capital ratios in excess of capital adequacy guidelines and our ability to pay dividends on our common stock. As of December 31, 2006, we have repurchased 755,239 shares totaling approximately $29.3 million under this plan. The plan expires in June 2007.

Stock Performance

The following graph compares the change in the cumulative total stockholder return on the Company’s common stock for the period from January 1, 2002 through December 31, 2006, with the cumulative total return on the Center for Research in Securities Prices Index for the NASDAQ Stock Market (‘NASDAQ Stock Market Index’) and the Center for Research in Securities Prices Index for NASDAQ financial stocks (‘NASDAQ Financial Stocks Index’). The comparison assumes $100 was invested on December 31, 2001 in the Company’s common stock at the $32.77 closing price on that day and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Five Year Cumulative Total Return Among

Investors Financial Services Corp., NASDAQ Stock Market Index

and NASDAQ Financial Stocks Index

The following graph compares the change in the cumulative total stockholder return on the Company’s common stock for the period from January 1, 1996 through December 31, 2006, with the cumulative total return on the Center for Research in Securities Prices Index for the NASDAQ Stock Market (‘NASDAQ Stock Market Index’) and the Center for Research in Securities Prices Index for NASDAQ financial stocks (‘NASDAQ Financial Stocks Index’). The comparison assumes $100 was invested on December 29, 1995 in the Company’s common stock at the $2.53 closing price on that day and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Ten Year Cumulative Total Return Among

Investors Financial Services Corp., NASDAQ Stock Market Index

and NASDAQ Financial Stocks Index

ITEM 6.                SELECTED FINANCIAL DATA.

The following table contains certain of our consolidated financial and statistical information and should be read in conjunction with ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’, our Consolidated Financial Statements and Notes to Consolidated Financial Statements, and other financial information appearing elsewhere in this Report. (Dollars in thousands, except per share and employee data):

	For the Year Ended December 31,
	2006	2005	2004	2003(1)	2002
Statement of Income Data:
Noninterest income	$639,454	$525,537	$425,491	$336,193	$298,844
Net interest income	164,194	170,425	187,680	153,914	138,725
Net operating revenues	803,648	695,962	613,171	490,107	437,569
Operating expenses	579,354	460,109	398,383	344,921	341,395
Income before income taxes	224,294	235,853	214,788	145,186	96,174
Income taxes	70,491	76,035	72,826	52,765	28,737
Net income	$153,803	$159,818	$141,962	$92,421	$67,437
Per Share Data:
Basic earnings per share	$2.34	$2.42	$2.15	$1.42	$1.05
Diluted earnings per share	$2.28	$2.37	$2.09	$1.39	$1.02
Dividends per share	$0.09	$0.08	$0.07	$0.06	$0.05
Balance Sheet Data:
Total assets at end of period	$11,558,206	$12,088,734	$11,142,690	$9,223,178	$7,214,740
Average Balance Sheet Data:
Interest-earning assets	$11,288,335	$11,364,656	$9,770,924	$7,556,061	$5,769,971
Total assets	11,929,813	12,033,698	10,276,479	8,139,985	6,173,187
Total deposits	5,453,856	4,099,305	4,495,858	3,153,306	2,342,247
Junior subordinated debentures(2)	24,774	24,774	24,774	24,194	—
Trust preferred securities(2)	—	—	—	—	24,667
Common stockholders’ equity	866,514	758,552	625,964	483,923	395,101
Selected Financial Ratios:
Return on average equity	17.7%	21.1%	22.7%	19.1%	17.1%
Return on average assets	1.3%	1.3%	1.4%	1.1%	1.1%
Average common equity as a % of
average assets	7.3%	6.3%	6.1%	5.9%	6.4%
Dividend payout ratio(3)	3.9%	3.4%	3.3%	4.3%	4.9%
Tier 1 capital ratio(4)	19.0%	18.5%	20.5%	17.6%	15.3%
Leverage ratio(4)	7.6%	6.0%	5.9%	5.4%	5.4%
Noninterest income as % of net
operating income	79.6%	75.5%	69.4%	68.6%	68.3%
Other Statistical Data:
Assets processed at end of period(5)	$2,211,740,622	$1,792,571,911	$1,430,471,217	$1,056,871,924	$785,418,321
Employees at end of period	4,265	3,252	2,778	2,413	2,591

(1)             Effective July 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which resulted in a reclassification of the trust preferred securities from mezzanine financing to liabilities. As such, interest expense associated with the trust preferred securities was reclassified to net interest income.

(2)             Effective October 1, 2003, we adopted the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which resulted in the deconsolidation of Investors Capital Trust I, the trust that holds the trust preferred securities.

(3)             We intend to retain the majority of future earnings to fund development and growth of our business. We currently expect to pay cash dividends at an annualized rate of $0.10 per share subject to regulatory requirements. Refer to ‘Liquidity’ included in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

(4)             Refer to ‘Capital Resources’ included within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

(5)             Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, fund administration, middle office outsourcing, foreign exchange, cash management, securities lending, investment advisory, performance measurement, institutional transfer agency, lines of credit and brokerage and transition management services.

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

Overview

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company. We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, hedge funds, family offices, banks and insurance companies. Core services include global custody, multicurrency accounting, fund administration and middle office outsourcing. Value-added services include foreign exchange, cash management, securities lending, investment advisory, performance measurement, institutional transfer agency, lines of credit and brokerage and transition management services. We have offices located in the United States, Ireland, Canada, the Cayman Islands, the United Kingdom and Luxembourg with a vast global subcustodian network established to accommodate the international needs of our clients. At December 31, 2006, we provided services for approximately $2.2 trillion in net assets, including approximately $0.4 trillion in foreign net assets.

We grow our business by selling our services to new clients and by further penetrating our existing clients. We believe that we service approximately 12% of the assets managed by our existing clients, and we have traditionally achieved significant success in growing client relationships. Our ability to service new clients and expand our relationships with existing clients depends on our provision of superior client service. Our growth is also affected by conditions in the global securities markets, the interest rate environment, the regulatory environment for us and our clients and the success of our clients in marketing their products.

We derive our asset servicing revenue from providing core and value-added services. We derive our net interest income by investing the cash balances our clients leave on deposit with us. Since we price our service offerings on a bundled basis, our share of earnings from these investments is viewed as part of the total compensation that our clients pay us for servicing their assets. In establishing a fee structure for a specific client, we analyze all expected revenue and expenses. We believe net operating revenue (noninterest income plus net interest income ) and net income are the most meaningful measures of our financial results.

As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity and the prevailing interest rate environment. A significant portion of our core services revenue is based upon the amount of assets we process. As market values of underlying assets fluctuate, so will our revenue. We have managed this volatility by offering a tiered pricing structure for our asset-based fees. As asset values increase, the basis point fee is reduced for the incremental assets. When asset values decrease, revenue is only impacted at the then marginal rate. Many of our value-added services are transactional based, and we receive a fee for each transaction processed. The lower net interest margin experienced during 2006 as compared to 2005 is primarily a result of external market factors and the repricing characteristics of our balance sheet. The yield curve remained inverted for the majority of 2006, impacting reinvestment and purchase spreads on investments. The majority of our liability base reprices to overnight or short-term rates which, given the increase in short-term rates during the first half of 2006, has also contributed to lower net interest margin results year-to-date.

To position us for future growth, we accelerated some disciplined investments during the third and fourth quarters of 2006. We believe our investments in personnel, technology and office space are necessary to support our future growth in areas such as technology, alternative investments, middle office outsourcing, fund services and our European presence. While these investments have and will continue to decrease our short-term operating margins through the first half of 2007, we believe they are necessary to position us for future growth.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions. We have identified the following accounting policies that, as a result of the complexities of the underlying accounting standards and operations involved, could result in significant changes to our consolidated financial condition or consolidated results of operations under different conditions or using different assumptions. Senior management has discussed these critical accounting policies with the Audit Committee.

Derivative Financial Instruments—Cash flow hedge accounting requires that we measure the changes in fair value of derivatives designated as hedges as compared to changes in expected cash flows of the underlying hedged transactions for each reporting period. This process involves the estimation of the expected future cash flows of hedged transactions. Interest rate swaps are valued using a nationally recognized swap valuation model. The LIBOR (London InterBank Offered Rate) curve in this model serves as the basis for computing the market value of the swap portfolio. If short-term interest rates increase, as they did during the first half of 2006, we would expect the swaps to gain in value. Conversely, if short-term interest rates decrease, we would expect there to be a corresponding decline in the market value of the swap portfolio. The measurement of fair value of our derivatives portfolio is based upon market interest rate curve and spreads.

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

For the fiscal year ended December 31, 2006, the discount rate used to determine the projected benefit obligations for both our qualified defined benefit pension plan (‘pension plan’) and our nonqualified, unfunded, supplemental retirement plan (‘SERP’) was 6.00%. The discount rate was 0.25% higher than the rate at December 31, 2005 primarily due to increased yields in long-term bond indices. The compensation increase percentage assumption for our SERP ranged from 4.00% to 10.00% at December 31, 2006, which was consistent with the prior year.

For the fiscal year ended December 31, 2006, the discount rate used to determine net periodic pension benefit/cost for both our pension plan and our SERP was 5.75%. The rate of compensation increase for both our pension plan and our SERP of 4.00% at December 31, 2006 was consistent with the rate used in the prior year. The average return on plan assets for our pension plan of 8.50% for the year ended December 31, 2006 has remained consistent with the prior year.

Effective December 31, 2005, all pension plan participant’s accounts were frozen, and effective January 1, 2006, no further pension plan benefit will accrue on behalf of any pension plan participant. As a result, we recorded a net periodic pension benefit on our pension plan for 2006 of $0.2 million, as compared to a $0.8 million net periodic pension expense, excluding the effect of curtailment, for the year ended December 31, 2005. We expect the net periodic pension benefit on our pension plan to be approximately $0.5 million in fiscal year 2007.

The net periodic pension expense for the SERP was $4.4 million for the year ended December 31, 2006, which was consistent with the prior year. We expect the net periodic pension expense on our SERP to be approximately $4.2 million in fiscal year 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (‘FIN 48’). FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Pursuant to FIN 48, the effects of a tax position are recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authority. Conversely, previously recognized tax positions are derecognized when it is no longer more likely than not that the tax position would be sustained upon examination. FIN 48 also requires certain disclosures regarding unrecognized tax benefits and the amounts and classification of the related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 on January 1, 2007, and there was no material impact to our financial condition or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. Accordingly, we adopted SAB 108 on December 31, 2006, and there was no material impact to our financial condition or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘SFAS 159’). SFAS 159 permits entities to elect to measure certain financial instruments and other items at fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. We do not anticipate any material impact to our financial condition or results of operations as a result of the adoption of SFAS 159.

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the SEC (including this Form 10-K) may contain statements which are not historical facts, so-called “forward-looking statements,” which are made under Section 21E of the

Securities Exchange Act of 1934 and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as “may”, “could”, “should”, “expect”, “plan”, “intend”, “seek”, “anticipate”, “believe”, “estimate”, “potential”, or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K include certain statements regarding closing of our acquisition by State Street Corporation, liquidity, capital resources, growth rate, annual dividend payments, interest rate conditions, the shape of the yield curve, interest rate sensitivity, compliance with capital adequacy guidelines, loss exposure on lines of credit, foreign exchange revenue, cash management revenue, securities lending revenue, net interest income, operating margin, operating expenses, including occupancy expenses and needs, transaction processing services expense, professional fee expense, compensation expense, travel and sales expense, investments in technology, pension plan and supplemental pension expense, depreciation expense, investments in Federal Home Loan Bank of Boston (‘FHLBB’) capital stock, the effect on earnings of changes in equity values or fixed income values, the effects of increased prepayments and reduced investment opportunities for our net interest income, the effect of any anticipated activity under our stock repurchase plan, contributing to our supplemental retirement plan, the effect of new accounting pronouncements, the effect of amortization, the effect of an opportunity arising from industry consolidation, our expected effective tax rate and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed in Item 1A of this Form 10-K. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Statements of Income

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005.

Net income for the year ended December 31, 2006 was $153.8 million, down 4% from $159.8 million for the same period in 2005. The decrease primarily resulted from continued pressure on our net interest margin, as well as increased operating expenses. This decrease was offset substantially by increased asset servicing fees, which reflect our ability to sell to new and existing clients combined with market appreciation and strong client fund flows.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Year Ended December 31,
	2006	2005	Change
Total asset servicing fees	$631,240	$509,059	24%
Other operating income	5,691	4,081	39%
Gain on sale of investments	2,523	12,397	*
Total fees and other revenue	$639,454	$525,537	22%

*                    Percentage is not considered meaningful.

The largest components of asset servicing fees are custody, multicurrency accounting and fund administration, which increased 21% to $453.6 million for the year ended December 31, 2006 from $375.6 million for the same period in 2005. Custody, multicurrency accounting and fund administration fees are based in part on the value of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, fund administration, middle office outsourcing, foreign exchange, cash management, securities lending, investment advisory, performance measurement, institutional transfer agency, lines of credit and brokerage and transition management services.

The change in net assets processed includes the following components (Dollars in billions):

	For the Year Ended December 31, 2006	For the Three Months Ended December 31, 2006
Net assets processed, beginning of period	$1,793	$2,035
Change in net assets processed:
Sales to new clients	8	7
Further penetration of existing clients	29	4
Lost clients	(1)	—
Fund flows and market gain	383	166
Total change in net assets processed	419	177
Net assets processed, end of period	$2,212	$2,212

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

•       Foreign exchange fees were $81.0 million for the year ended December 31, 2006, up 30% from the same period in 2005. The increase in foreign exchange fees is attributable to new business, increased volume of client activity and volatility in currency markets. Future foreign exchange income is dependent on the volume of new and existing client activity and overall volatility in the currencies traded.

•       Cash management fees, which consist of sweep fees, were $58.8 million for the year ended December 31, 2006, up 56% from the same period in 2005. The increase is primarily due to higher balances placed by our clients in the cash management products we offer. Cash management revenue will continue to depend on the level of client balances maintained in the cash management products we offer. If our clients’ investment products continue to maintain higher cash balances than they did in comparable periods, we expect our cash management revenue to be positively impacted.

•       Securities lending fees were $27.4 million for the year ended December 31, 2006, up 21% from the same period in 2005, primarily due to new business, higher volumes and improved market conditions. Securities lending transaction volume is positively affected by merger and acquisition activity, increased IPO activity, the seasonality of international dividend arbitrage and a steeper short-end of the yield curve. If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted. If we experience any of the following: 1) a reduction in our securities lending portfolio, 2) lower market values or 3) compression of the spreads earned on our securities lending activity, our securities lending revenue will likely be negatively impacted.

•       Investment advisory fees were $7.5 million for the year ended December 31, 2006, down 12% from the same period in 2005. The decrease in investment advisory fees is attributable to lower asset values in our proprietary Merrimac money market funds. Future investment advisory fee income is dependent upon the asset levels within the Merrimac money market funds, which are driven by overall market conditions, client activity and transaction volumes.

•       Other service fees were $3.1 million for the year ended December 31, 2006, up 11% from the same period in 2005. Other service fees include income earned on compliance advisory, brokerage and transition management services. The increase in other service fees was primarily due to an increase in commission fees and compliance service fees.

•       Other operating income for the year ended December 31, 2006 was $5.7 million, up 39% from the same period in 2005. The increase is primarily due to an increase in interest earned on clearing agency deposits and an increase in the dividend rate on our FHLBB stock.

During the year ended December 31, 2006, we sold municipal securities held in our available for sale portfolio, resulting in the recognition of $2.5 million in gains. During the year ended December 31, 2005, we sold municipal securities and U.S. Treasury securities held in our available for sale portfolio, resulting in the recognition of $12.4 million in gains. These security sales in 2005 and 2006 were the result of a strategy to improve the after-tax yield of our municipal securities portfolio by replacing the sold municipal securities with those that offer a more attractive after-tax yield, as well as to capitalize on strong market conditions.

Net Interest Income

The following table presents the components of net interest income (Dollars in thousands):

	For the Year Ended December 31,
	2006	2005	Change
Interest income	$557,749	$447,705	25%
Interest expense	393,555	277,280	42%
Total net interest income	$164,194	$170,425	(4)%

Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates. The decrease in our net interest income from the year ended December 31, 2006 was primarily driven by increasing short-term interest rates without a concurrent increase in longer-term rates, which resulted in an inverted yield curve. Consequently, our interest-bearing liabilities, of which the majority is priced based on overnight and short-term rates, have repriced at higher rates faster than our interest-earning assets have repriced, resulting in a lower net interest margin as compared to the year ended December 31, 2005. In addition, reinvestment and purchase spreads on fixed and floating-rate assets were lower than expected due to many factors, including yield curve shape and level of rates. Average investment security balances were down $0.3 billion for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to slower reinvestment.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the year ended December 31, 2006 compared to the year ended December 31, 2005. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Year Ended December 31, 2006 vs. December 31, 2005
	Change Due to Volume	Change Due to Rate	Net
Interest-earning assets
Federal funds sold, interest-bearing deposits with other banks and other short-term investments	$5,331	$1,560	$6,891
Investment securities	(10,160)	101,543	91,383
Loans	3,374	8,396	11,770
Total interest-earning assets	(1,455)	111,499	110,044
Interest-bearing liabilities
Deposits	36,572	66,049	102,621
Borrowings	(51,892)	65,546	13,654
Total interest-bearing liabilities	(15,320)	131,595	116,275
Change in net interest income	$13,865	$(20,096)	$(6,231)

Amortization and accretion of debt securities purchased at a premium or discount are amortized or accreted into income using a method which approximates the constant effective yield method. We apply Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (‘SFAS 91’) for the amortization of premiums and accretion of discounts. In calculating the effective yield for securities that represent holdings of large numbers of similar loans for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, prepayments are anticipated using our actual three-month prepayment experience.

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

As of and for the years ended December 31, 2006, 2005, and 2004, we anticipated prepayments on our residential mortgage-backed securities. All other securities do not meet the SFAS 91 criteria for anticipating prepayments. Accordingly, no prepayments were anticipated for these securities.

In addition to investing in both variable and fixed-rate securities, we use derivative instruments to manage our exposure to interest rate risks. See the ‘Market Risk’ section for more detailed information.

Operating Expenses

Total operating expenses were $579.4 million in 2006, up 26% from 2005. The increase in total operating expenses was primarily due to increased compensation and benefits, technology and telecommunications, transaction processing services, occupancy and other operating expenses, as detailed below. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2006	2005	Change
Compensation and benefits	$327,342	$250,459	31%
Technology and telecommunications	73,909	54,732	35%
Transaction processing services	61,396	49,873	23%
Occupancy	33,653	26,490	27%
Depreciation and amortization	32,819	31,578	4%
Professional fees	13,845	13,380	3%
Travel and sales promotion	8,883	6,825	30%
Insurance	3,929	4,219	(7)%
Loss and loss adjustment expenses	30	5,837	*
Other operating expenses	23,548	16,716	41%
Total operating expenses	$579,354	$460,109	26%

*                    Percentage is not considered meaningful.

Compensation and benefits increased 31% from 2005 due to higher headcount in our North American and European offices. Annual salary increases, bonus accruals and options expense also contributed to the growth in the compensation and benefits expense. Further increases in compensation expense in 2007 will be primarily dependant upon hiring needs driven by sales to new and existing clients, the full year impact of staff additions made in 2006, annual salary increases and share-based compensation.

Technology and telecommunications expense increased 35% from 2005 as a result of increased infrastructure investments in 2006. The increase is primarily due to our investment in enhancing our global integrated technology platform, which we view as a significant competitive advantage and growth in new business and customer volumes. Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue each year, including related compensation costs.

Transaction processing services expense increased 23% from 2005 due to increases in transaction volumes, higher market values and new business. Future transaction processing servicing expense will be dependent on asset levels and the volume of client transaction activity.

Occupancy expense increased 27% from 2005 and is also expected to increase into the middle of 2007, due to the addition of new office space worldwide needed to accommodate growth.

Professional fees expense increased 3% from 2005, primarily due to higher consulting fees for technology. Future professional fees are dependent upon changes in the value of the Merrimac portfolios and upon other business needs for outside professional services.

Travel and sales promotion expense increased 30% from 2005. Travel and sales promotion expense consists of expenses incurred by our sales force, client management staff and other employees in connection with sales calls on potential clients, as well as traveling to existing client sites and our foreign offices. The increases resulted from a higher level of sales calls on potential clients, a higher level of travel to client sites and foreign offices and attendance at industry conferences. Travel and sales promotion expense in 2007 will be dependent upon new business leads and other client and business needs.

The decrease in loss and loss adjustment expenses from 2005 to 2006 is primarily due to a processing error that occurred during the fourth quarter of 2005.

Other operating expense increased 41% from 2005 primarily due to higher recruitment costs, higher temporary staffing expenses and our settlement of pending litigation.

Income Taxes

Income taxes were $70.5 million for the year ended December 31, 2006, down 7% from the same period in 2005. This decrease in income taxes is primarily related to a decrease in pretax earnings, as well as a 1% decrease in the 2006 effective tax rate resulting from a change in the recognition threshold of a tax position. The decrease in income taxes and the effective tax rate was partially offset by the decrease in one-time tax benefits. During the second quarter of 2005, we adopted the indefinite reversal provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas (‘APB 23’), which specifies that U.S. income taxes should not be recorded on the undistributed earnings of a foreign subsidiary if those undistributed earnings have been or will be invested indefinitely in that subsidiary. We determined that the undistributed earnings of our Irish subsidiaries will be permanently invested in our Irish operations to support continued growth. During the second quarter of 2006, we reversed previously accrued taxes resulting from a tax position that no longer met the probable recognition threshold under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (‘SFAS 5’).

In 2007, we expect that our effective tax rate will approximate 33.5% of pretax income.

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

The change in net assets processed includes the following components (Dollars in billions):

For the Year Ended
December 31, 2005
Net assets processed, beginning of period	$1,430
Change in net assets processed:
Sales to new clients	159
Further penetration of existing clients	42
Lost clients	(11)
Fund flows and market gain	173
Total change in net assets processed	363
Net assets processed, end of period	$1,793

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

•       Cash management fees were $37.6 million for the year ended December 31, 2005, up 42% from the same period in 2004. The increase is primarily due to higher balances placed by our clients in the cash management products we offer.

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

	For the Year Ended
	December 31, 2005 vs. December 31, 2004
	Change Due	Change Due
	to Volume	to Rate	Net
Interest-earning assets
Federal funds sold and short-term investments	$226	$1,357	$1,583
Investment securities	53,222	75,076	128,298
Loans	2,281	2,394	4,675
Total interest-earning assets	55,729	78,827	134,556
Interest-bearing liabilities
Deposits	(6,879)	33,864	26,985
Borrowings	38,994	85,832	124,826
Total interest-bearing liabilities	32,115	119,696	151,811
Change in net interest income	$23,614	$(40,869)	$(17,255)

Operating Expenses

Total operating expenses were $460.1 million in 2005, up 15% from 2004. The components of operating expenses were as follows (Dollars in thousands):

	For the Year Ended December 31,
	2005	2004	Change
Compensation and benefits	$250,459	$205,728	22%
Technology and telecommunications	54,732	49,816	10%
Transaction processing services	49,873	42,159	18%
Depreciation and amortization	31,578	32,124	(2)%
Occupancy	26,490	29,032	(9)%
Professional fees	13,380	15,346	(13)%
Travel and sales promotion	6,825	5,470	25%
Loss and loss adjustment expenses	5,837	924	*
Insurance	4,219	4,625	(9)%
Other operating expenses	16,716	13,159	27%
Total operating expenses	$460,109	$398,383	15%

*                    Percentage is not considered meaningful.

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

Travel and sales promotion expense increased 25% from 2004. The increase resulted from a higher level of travel to client sites, a higher level of sales calls to potential clients, attendance at industry conferences, and travel related to the establishment of our new European offices.

The increase in loss and loss adjustment expenses from 2004 to 2005 is due to a processing error identified during the fourth quarter of 2005.

Other operating expense increased 27% from 2004 primarily as a result of higher recruiting and staffing expense.

Income Taxes

Income taxes were $76.0 million for the year ended December 31, 2005, up 4% from the same period in 2004. The increase in income taxes and the effective tax rate (excluding the effect of APB 23) is primarily attributable to increased pretax earnings as well as a decrease in the percentage of tax-exempt income to pretax income. The increase in income taxes was partially offset by the reversal of a deferred income tax liability related to the undistributed earnings of our Irish subsidiaries. During the second quarter of 2005, we recognized the indefinite reversal provision of APB 23, which specifies that U.S. income taxes should not be recorded on the undistributed earnings of a foreign subsidiary if those undistributed earnings have been or will be invested indefinitely in that subsidiary. We have determined that the undistributed earnings of our Irish subsidiaries will be permanently invested in our Irish operations to support continued growth.

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Federal funds sold, interest- bearing deposits with other banks and other short-term investments	$181,272	$9,141	5.04%	$66,926	$2,250	3.36%	$52,544	$667	1.27%
Investment securities:(1)
Mortgage-backed securities	8,154,233	403,717	4.95	8,034,870	315,845	3.93	6,677,678	221,248	3.31
Federal agency securities	1,976,985	91,861	4.65	2,333,005	89,864	3.85	2,084,988	53,977	2.59
State and political subdivisions	467,649	20,071	4.29	465,451	21,217	4.56	490,621	22,300	4.55
Other securities	204,551	11,927	5.83	230,832	9,267	4.01	299,529	10,370	3.46
Total investment securities	10,803,418	527,576	4.88	11,064,158	436,193	3.94	9,552,816	307,895	3.22
Loans(2)	303,645	21,032	6.93	233,572	9,262	3.97	165,564	4,587	2.77
Total interest-earning assets	11,288,335	557,749	4.94	11,364,656	447,705	3.94	9,770,924	313,149	3.20
Allowance for loan losses	(100)			(100)			(100)
Noninterest-earning assets	641,578			669,142			505,655
Total assets	$11,929,813			$12,033,698			$10,276,479
Interest-bearing liabilities
Deposits:
Demand	$96,292	$4,227	4.39%	$24,470	$866	3.54%	$—	$—	0.00%
Savings	4,576,730	168,247	3.68	3,428,223	74,391	2.17	3,947,865	49,622	1.26
Time	152,708	7,853	5.14	80,729	2,449	3.03	68,594	1,099	1.60
Securities sold under repurchase agreements(3)	4,490,240	164,970	3.67	5,244,614	142,681	2.72	4,162,132	54,376	1.31
Junior subordinated debentures	24,774	2,420	9.77	24,774	2,420	9.77	24,774	2,420	9.77
Other borrowings(4)	913,340	45,838	5.02	1,643,948	54,473	3.31	841,708	17,952	2.13
Total interest-bearing liabilities	10,254,084	393,555	3.84	10,446,758	277,280	2.65	9,045,073	125,469	1.39
Noninterest-bearing liabilities:
Demand deposits	323,228			305,289			252,246
Savings	74,008			61,745			72,536
Time deposits	230,890			198,849			154,617
Other liabilities	181,089			262,505			126,043
Total liabilities	11,063,299			11,275,146			9,650,515
Equity	866,514			758,552			625,964
Total liabilities and equity	$11,929,813			$12,033,698			$10,276,479
Net interest income		$164,194			$170,425			$187,680
Net interest margin(5)			1.45%			1.50%			1.92%
Average interest rate spread(6)			1.10%			1.29%			1.81%
Ratio of interest-earning assets to interest-bearing liabilities			110.09%			108.79%			108.02%

(1)             Average yield/cost on available for sale securities is based on amortized cost.

(2)             Average yield/cost on demand loans includes only performing loan balances. During the years ended December 31, 2006, 2005 and 2004 there were no non-performing loan balances.

(3)             Interest expense includes penalties of $2.9 million in 2004 for prepayment of two term repurchase agreements.

(4)             Interest expense includes contractual prepayment penalties of $3.9 million in 2004 for prepayment of certain FHLBB borrowings.

(5)             Net interest income divided by total interest-earning assets.

(6)             Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Financial Condition

At December 31, 2006, our total assets were $11.6 billion, down 4% from December 31, 2005, primarily due to a net decrease in our investment portfolio. Average interest-earning assets decreased $0.1 billion, or 1%, for the year ended December 31, 2006 compared to the same period last year, primarily due to paydowns on our Federal agency securities.

Investment Portfolio

The income we derive from our investment portfolio is generated primarily by investing client cash balances and is a component of our asset processing business. In addition, we use our investment portfolio to secure open positions at securities clearing institutions in connection with our custody services. The following table summarizes our investment portfolio as of the dates indicated (Dollars in thousands):

	December 31,
	2006	2005	2004
Securities held to maturity:
Mortgage-backed securities	$3,753,497	$4,342,254	$3,543,961
Federal agency securities	1,680,458	2,305,331	2,274,665
State and political subdivisions	98,375	114,345	124,091
Total securities held to maturity	$5,532,330	$6,761,930	$5,942,717
Securities available for sale:
Mortgage-backed securities	$4,275,051	$3,766,101	$3,854,900
State and political subdivisions	344,304	392,391	404,909
Corporate debt	169,850	200,692	176,546
US Treasury securities	—	—	118,688
Foreign government securities	10,535	10,536	10,462
Total securities available for sale	$4,799,740	$4,369,720	$4,565,505

The $1.2 billion, or 18%, decrease in our held to maturity securities portfolio from December 31, 2005 to December 31, 2006 is primarily due to paydowns and slower reinvestment. Our investment security purchases primarily consisted of floating interest rate mortgage-backed securities which offer an attractive yield and reprice as interest rates increase. Our held to maturity portfolio securities are purchased with the intent and ability to hold to maturity and are not viewed as our primary source of funds to satisfy liquidity needs.

Our available for sale securities portfolio increased $0.4 billion, or 10% from December 31, 2005 to December 31, 2006. The increase was mainly due to purchases of new investment securities, offset by maturities and prepayments. Our investment security purchases included mortgage-backed securities and municipal securities. We believe that purchasing these securities allows us to take advantage of attractive yields and cash flows which aligns with our asset and liability strategy. Refer to the gap analysis under the ‘Market Risk’ section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

The average balance of our investment securities for the year ended December 31, 2006 was $10.8 billion, with an average yield of 4.88%, compared to an average balance of $11.1 billion with an average yield of 3.94% during the same period in 2005. The increased portfolio yield is primarily due to higher rates on our variable-rate securities. Anticipating prepayments in calculating the constant effective yield for mortgage-backed securities may result in more monthly earnings volatility due to the impact of changing interest rates and the resulting adjustments to the amount of amortization. We do not expect changes to the amount of amortization resulting from anticipating prepayments to have a material effect on our future reported financial results or financial condition.

Prepayment cash flow levels on our Federal agency securities increased in 2006, which we believe was attributable to the expiration of borrower prepayment penalties, increased refinancing and loan payoff activity. Mortgaged-backed security prepayment cash flow levels decreased for most of 2006, primarily attributable to decreased refinancing opportunities.

We invest in mortgage-backed securities and Federal agency securities because they provide a risk/return profile consistent with our investment objectives. Mortgage-backed securities and Federal agency securities generally have a higher yield than U.S. Treasury securities due to credit and prepayment risk. Credit risk results from the possibility that a loss may occur if a counterparty, such as the Federal agency issuing the securities, is unable to meet the terms of the contract. Credit risk related to mortgage-backed securities and Federal agency securities is substantially reduced by payment guarantees and credit enhancements. Prepayment risk results from the possibility that changes in interest rates and other economic factors will result in investment securities paying off earlier than the scheduled maturity date. Refer to the ‘Market Risk’ section for additional details regarding our net interest income simulation model, which includes the impact of changes in interest rates, and therefore prepayment risk, on our net interest income.

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

The carrying value, weighted-average yield, and contractual maturity of our securities held to maturity at December 31, 2006 are reflected in the following table (Dollars in thousands):

	Years to maturity
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$341	5.67%	$2,846	5.69%	$5,108	6.68%	$3,745,202	5.61%
Federal agency securities	—	—	2,520	6.67	339,928	5.99	1,338,010	4.47
State and political subdivisions	—	—	8,297	4.85	10,764	5.19	79,314	4.97
Total securities held to maturity	$341	5.67%	$13,663	5.36%	$355,800	5.98%	$5,162,526	5.31%

The carrying value, weighted-average yield, and contractual maturity of our securities available for sale at December 31, 2006 are reflected in the following table (Dollars in thousands):

	Years to maturity
	Under 1		1 to 5		5 to 10		Over 10
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	0.00%	$24,676	5.60%	$135,013	5.40%	$4,115,362	5.01%
State and political subdivisions	968	5.00	3,358	4.78	96,048	3.94	243,930	4.06
Corporate debt	—	—	—	—	—	—	169,850	6.08
Foreign government	10,535	3.82	—	—	—	—	—	—
Total securities available for sale	$11,503	3.92%	$28,034	5.50%	$231,061	4.79%	$4,529,142	5.00%

Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Loan Portfolio

Our loan portfolio decreased $131.7 million, or 33%, from 2005 to 2006 primarily due to repayments of lines of credit.

The following table summarizes our loan portfolio for the dates indicated (Dollars in thousands):

	December 31,
	2006	2005	2004	2003	2002
Loans to mutual funds	$152,491	$286,144	$22,520	$104,954	$49,372
Loans to individuals	64,118	81,392	69,402	67,641	70,023
Commercial and industrial	6,634	15,697	12,177	7,739	6,240
Other	47,550	19,237	30,531	19,296	18,202
	270,793	402,470	134,630	199,630	143,837
Less: allowance for loan losses	(100)	(100)	(100)	(100)	(100)
Net loans	$270,693	$402,370	$134,530	$199,530	$143,737
Floating rate	$270,781	$402,458	$134,618	$199,618	$143,825
Fixed rate	12	12	12	12	12
Gross loans	$270,793	$402,470	$134,630	$199,630	$143,837

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

At December 31, 2006, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above. These loans were made in the ordinary course of business on substantially similar terms and conditions prevailing at the time for comparable transactions.

We periodically issue lines of credit and advances to our mutual fund clients to help those clients with security transactions. The President of one of our clients is a related party to James M. Oates, a member of our Board of Directors. At December 31, 2006, we had total contractual agreements for $150.0 million of committed lines of credit with two mutual funds within the related party complex (the ‘mutual funds’). The primary source of repayment of the loans is the proceeds from the sale of investments in the normal course of the mutual funds’ business. As part of the agreement, the mutual funds are required to segregate and maintain specific collateral for us equal to 200% of the lines of credit. At December 31, 2006, loans due from the mutual funds totaled $63.7 million. At December 31, 2005, loans due from the mutual funds totaled $125.0 million. The terms and conditions of our contractual agreements with the mutual funds, including collateral requirements, lending limits and fees, are consistent with other lending clients that have similar composition, size and overall business relationships with us. Also, Mr. Oates must abstain from voting on any board matter involving any proposed transaction with the mutual funds.

Our loan portfolio credit performance has been excellent. There have been no loan charge-offs in the history of our Company. It is our policy to place a loan on nonaccrual status when either principal or interest becomes 90 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest. As of December 31, 2006, there were no loans on nonaccrual status and no troubled debt restructurings. Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and therefore we have recorded an allowance for loan losses of $0.1 million at December 31, 2006, a level which has remained consistent for the past five years. This allowance is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio at the balance sheet date that is not captured in our historical loss rates. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Deposits

Total deposits were $6.1 billion at December 31, 2006, up 23% from December 31, 2005. The increase in our deposit balances is a result of new business and our clients holding larger cash positions in their portfolios.

Time deposits with balances greater than $100,000 totaled $524.4 million and $230.1 million at December 31, 2006 and 2005, respectively. All time deposits had a maturity of less than three months at December 31, 2006 and 2005.

Repurchase Agreements and Short-Term and Other Borrowings

Repurchase agreements decreased $1.1 billion, or 22%, from December 31, 2005 to December 31, 2006. The majority of our repurchase agreements are with clients who seek collateralized deposits. Wholesale repurchase agreements are a stable source of funding and are used to offset the variability of deposit flow. The average balance of securities sold under repurchase agreements for the year ended December 31, 2006 was $4.5 billion with an average cost of approximately 3.67%, compared to an average balance of $5.2 billion and an average cost of approximately 2.72% for the same period in 2005. The increase in the average cost of repurchase agreements was due to higher short-term interest rates in 2006 compared to 2005.

The following table represents information regarding our securities sold under repurchase agreements (Dollars in thousands):

	December 31,	December 31,	December 31,
	2006	2005	2004
Outstanding at end of year	$3,727,800	$4,797,868	$4,255,497
Maximum outstanding at any month end	4,977,489	5,972,855	4,749,456
Average balance for the year	4,490,240	5,244,614	4,162,132
Weighted-average rate at end of year	4.15%	3.55%	1.98%
Weighted-average rate for the year	3.67%	2.72%	1.31%

Short-term and other borrowings decreased $0.8 billion, or 62%, from December 31, 2005 to December 31, 2006. Short-term and other borrowings are sources of funding and are used to offset the variability of deposit flow. The average balance of short-term and other borrowings for the year ended December 31, 2006 was $0.9 billion with an average cost of approximately 5.02%, compared to an average balance of $1.6 billion and an average cost of approximately 3.31% for the same period in 2005. The increase in the average cost of short-term and other borrowings was due to an increase in short-term rates during 2006 compared to 2005.

The following table represents information regarding our Federal Funds purchased (Dollars in thousands):

	December 31,	December 31,	December 31,
	2006	2005	2004
Outstanding at end of year	$391,967	$810,511	$344,491
Maximum outstanding at any month end	1,145,025	1,603,757	739,038
Average balance for the year	743,101	1,298,684	491,170
Weighted-average rate at end of year	5.20%	4.25%	1.94%
Weighted-average rate for the year	4.91%	3.33%	1.45%

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

Our balance sheet is primarily subject to interest rate risk, which is the risk of loss due to movements in interest rates. Prepayment risk, which is the risk that changes in interest rates and other economic factors will result in investment securities paying off earlier than the scheduled maturity date, is inherent in our investment securities, mainly our mortgage-backed securities and Federal agency securities. Prepayment levels for mortgage-backed securities are primarily driven by changes in interest rates. Prepayment levels for Federal agency securities are driven by a number of factors, including expiration of prepayment penalty provisions, the economic condition of the borrower, borrower refinancing alternatives, and interest rates. The objective of interest rate sensitivity management is to provide sustainable net interest income under various economic conditions.

Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities. These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements. For example, we have established a policy limit stating that projected net interest income will not be impacted by more than 10% given a change in interest rates of 200 basis points (+ or -) over a twelve-month period. Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our net interest income.

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

The results of the income simulation model as of December 31, 2006 and 2005 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of approximately 6.2% and 7.0%, respectively, which are both within our 10% policy limit. We also simulate a 200 basis point rate reduction over a twelve-month period. This simulation would result in an increase in projected net interest income of approximately 3.3% and 1.1% at December 31, 2006 and 2005, respectively, both within our 10% policy limit.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame, and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented on the following page, at December 31, 2006, interest-bearing liabilities repriced faster than interest-earning assets in the short term. Generally speaking, net interest income would benefit from lower short-term interest rates. During a period of rising interest rates, such as the one we experienced during 2005 and the first half of 2006, net interest income would be lower than it would have been until interest rates stabilize. Other important determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. We continue to run a closely matched balance sheet by investing the majority of our assets in short duration, variable-rate securities and executing interest rate swaps against client liabilities, including client repurchase agreements.

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Client deposits and repurchase agreements, which are predominantly short term, are our primary sources of funds. We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure. The effect of the swap agreements is to lengthen both a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates and short-term variable-rate liabilities into longer-term fixed-rate liabilities. The weighted-average fixed-payment rates on our swap agreements were 3.82% and 3.51% at December 31, 2006 and 2005, respectively. Variable-interest payments received are currently indexed to the overnight Federal Funds rate. At December 31, 2006 and 2005, the weighted-average rates of variable market-indexed interest payment obligations to us were 5.24% and 4.00%, respectively. The remaining terms of swaps at December 31, 2006 range from 1 to 22 months. These contracts had net fair values of approximately $13.8 million and $24.2 million at December 31, 2006 and 2005, respectively.

The following table presents the repricing schedule for our interest-earning assets and interest-bearing liabilities at December 31, 2006 (Dollars in thousands):

	Within	Three	Six	One
	Three	To Six	To Twelve	Year to	Over Five
	Months	Months	Months	Five Years	Years	Total
Interest-earning assets(1):
Investment securities(2,3)	$5,921,097	$488,872	$740,712	$2,412,779	$770,003	$10,333,463
Federal funds sold, interest-bearing deposits with other banks and other short-term investments	323,189	—	—	—	—	323,189
Loans—variable rate	269,781	1,000	—	—	—	270,781
Loans—fixed rate	—	—	—	12	—	12
Total interest-earning assets	6,514,067	489,872	740,712	2,412,791	770,003	10,927,445
Interest-bearing liabilities:
Demand deposit accounts	110,647	—	—	—	—	110,647
Savings accounts	4,854,711	—	—	—	—	4,854,711
Time deposits	224,386	—	—	—	—	224,386
Interest rate contracts	(1,330,000)	260,000	400,000	670,000	—	—
Securities sold under repurchase agreements	3,277,800	150,000	200,000	100,000	—	3,727,800
Short-term and other borrowings	517,051	—	—	—	—	517,051
Junior subordinated debentures	24,774	—	—	—	—	24,774
Total interest-bearing liabilities	7,679,369	410,000	600,000	770,000	—	9,459,369
Net interest-sensitivity gap during the period	$(1,165,302)	$79,872	$140,712	$1,642,791	$770,003	$1,468,076
Cumulative gap	$(1,165,302)	$(1,085,430)	$(944,718)	$698,073	$1,468,076
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	84.83%	86.58%	89.13%	107.38%	115.52%
Interest-sensitive assets as a percent of total assets (cumulative)	56.36%	60.60%	67.01%	87.88%	94.54%
Net interest-sensitivity gap as a percent of total assets	(10.08)%	0.69%	1.22%	14.21%	6.66%
Cumulative gap as a percent of total assets	(10.08)%	(9.39)%	(8.17)%	6.04%	12.70%

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

(3)             Excludes $26.4 million of unsettled securities purchases and $27.8 million of net unrealized losses as of December 31, 2006.

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

Our primary sources of liquidity include cash and cash equivalents, Federal Funds sold, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, fees collected from asset administration clients, FHLBB borrowings and the Federal Reserve Discount Window. As a result of our management of liquid assets and our ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.10 per share for 2007 (approximately $6.6 million based upon 65,628,108 shares outstanding as of December 31, 2006).

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

In June 2006, we announced that our Board of Directors had authorized a new repurchase plan of up to $150.0 million of our common stock over the twelve months following the announcement. We do not expect the stock repurchase program to have a material impact on our capital resources, such as maintaining risk-based capital ratios in excess of capital adequacy guidelines and our ability to pay dividends on our common stock. As of December 31, 2006, we have repurchased $29.3 million of our common stock under this plan.

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

Our capital stock investment in the FHLBB totaled $29.4 million as of December 31, 2006. This amount reflects a $20.6 million decrease from December 31, 2005. The $29.4 million capital stock investment includes both a $25.0 million membership component and a $4.4 million activity-based component. The membership component of the FHLBB capital stock investment requires a five-year advance notice of withdrawal. Our $29.4 million capital stock investment in the FHLBB provides an overnight borrowing capacity of up to $146.4 million. The amount outstanding under this arrangement as of December 31, 2006 was $125.0 million. Additional borrowing is available to us based on prescribed collateral levels and increased investment in FHLBB capital stock. We currently have the ability to purchase up to $25.0 million of activity-based capital, which would provide a total overnight borrowing capacity of $833.3 million.

In October 2006, we became a member of the Federal Reserve Bank of Boston (‘FRBB’). In connection with our membership, we were required to subscribe to purchase stock of the FRBB totaling 6% of the Bank’s capital and surplus. We fulfilled our obligation to purchase 50% of the subscribed amount by purchasing $7.4 million of FRBB stock. The remaining subscription amount is subject to purchase upon the request of the FRBB.

The following table details our contractual obligations as of December 31, 2006 (Dollars in thousands):

	Payments due by period
		Less than 1	1-3	4-5	More than
	Total	year	years	years	5 years
Contractual obligations
Debt obligations(1)	$517,051	$517,051	$—	$—	$—
Repurchase agreements	3,727,800	3,627,800	100,000	—	—
Junior subordinated debentures(2)	24,000	24,000	—	—	—
Operating lease obligations	299,416	35,189	70,328	72,020	121,879
Total	$4,568,267	$4,204,040	$170,328	$72,020	$121,879

(1)          Debt obligations presented are variable in nature and do not include interest amounts.

(2)          These securities ultimately mature in 2027; however, we have the right to redeem the securities as early as February 2007.

	Payments due by period
		Less than 1	1-3	4-5	More than
	Total	year	years	years	5 years
Other commitments
Unused commitments to lend	$1,053,632	$1,044,632	$—	$9,000	$—
Other	148,156	37,777	74,844	35,535	—
Total	$1,201,788	$1,082,409	$74,844	$44,535	$—

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

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows. We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs. We lease office space and computing equipment through operating leases. Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs. As a result, our capital expenditures were $76.7 million and $33.1 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, capital expenditures were comprised of approximately $33.2 million in capitalized software and projects in process, $22.8 million in leasehold improvements and $20.7 million in fixed assets. For the year ended December 31, 2005, capital expenditures were comprised of approximately $19.0 million in capitalized software and projects in process, $13.6 million in fixed assets and $0.5 million in leasehold improvements.

Stockholders’ equity at December 31, 2006 was $938.7 million, up 21% from 2005, primarily due to net income earned and the exercise of stock options. The ratio of average stockholders’ equity to average assets was approximately 7% for the year ended December 31, 2006 compared to 6% for the year ended December 31, 2005.

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

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines. At December 31, 2006, our Total Risk-Based Capital Ratio and Leverage Ratio were 19.04% and 7.63%, respectively.

Off Balance Sheet Arrangements

Lines of Credit—At December 31, 2006, we had commitments to mutual funds, individuals and others under collateralized open lines of credit totaling $1.2 billion, against which $184.6 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. We do not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by us as collateral at December 31, 2006 totaled $11.1 billion, while the fair value of the portfolio totaled approximately $10.7 billion. Given that the value of the collateral held was in excess of the value of the securities that we would be required to replace if the borrower defaulted and failed to return such securities, our indemnification obligation was zero and no liability was recorded.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements and schedules set forth in Item 15(a) under the captions ‘Consolidated Financial Statements’ and ‘Financial Statement Schedules’ as a part of this Report.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file or submit to the Securities and Exchange Commission and that the information required to be disclosed is accumulated and communicated to our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Kevin J. Sheehan, our Chairman and Chief Executive Officer, and John N. Spinney, Jr., our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Sheehan and Spinney concluded that, as of December 31, 2006, our disclosure controls and procedures were effective. During the year ended December 31, 2006, there were no significant changes in our internal control over financial reporting that materially affected our internal control over financial reporting.

REPORT OF MANAGEMENT TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

February 26, 2007
To the Board of Directors and Stockholders:

Financial Statements

The management of Investors Financial Services Corp. and its subsidiaries (“the Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in the consolidated financial statements of the Company contained in this Report. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America as of December 31, 2006, including controls over the preparation by Investors Bank & Trust Company (a wholly owned banking subsidiary of the Company) of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI and RI-A (the “Call Report Instructions”). This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in ‘Internal Control—Integrated Framework’ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2006.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company’s management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include representatives of any large customers of the institution. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

Deloitte & Touche, LLP, an Independent Registered Public Accounting Firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued their report dated February 26, 2007 on management’s assessment with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Compliance With Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (‘FDIC’) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2006.

/s/ KEVIN J. SHEEHAN
Kevin J. Sheehan
Chairman and Chief Executive Officer
/s/ JOHN N. SPINNEY, JR.
John N. Spinney, Jr.
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Investors Financial Services Corp.

We have audited management’s assessment, included in the accompanying Report of Management to the Board of Directors and Stockholders, that Investors Financial Services Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation by Investors Bank & Trust Company (a wholly-owned banking subsidiary of the Company) of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI and RI-A (the “Call Report Instructions”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 2007

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         1.      Consolidated Financial Statements.

For the following consolidated financial information included herein, see Index to Consolidated Financial Statements on Page F-1:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005.

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

2.                 Financial Statement Schedules.

None.

3.                 List of Exhibits.

Exhibit No.	Description
2.1(13)	Agreement and Plan of Merger between the Company and State Street Corporation, dated February 4, 2007
3.1(6)	Certificate of Incorporation of the Company
3.2(3)	Certificate of Amendment of Certificate of Incorporation of the Company
3.3(5)	Certificate of Amendment of Certificate of Incorporation of the Company
3.4(8)	Certificate of Amendment of Certificate of Incorporation of the Company
3.5(9)	Certificate of Amendment of Certificate of Incorporation of the Company
3.6(6)	Amended and Restated Bylaws of the Company
4.1(6)	Specimen certificate representing the common stock of the Company
10.1(7)*	Amended and Restated 1995 Stock Plan
10.2(7)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3(11)*	2005 Equity Compensation Plan
10.4(6)	Information Technology Services Contract between the Company and Electronic Data Systems, Inc., dated September 20, 1995
10.5(1)	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts
10.6(11)**	Amendment to Lease between Investors Financial Services Corp. and 100 & 200 Clarendon LLC (successors to the John Hancock Mutual Life Insurance Company), dated January 1, 2005
10.7(9)*	1997 Employee Stock Purchase Plan, as amended
10.8(2)	Amended and Restated Declaration of Trust among the Company and the Trustees named therein, dated January 31, 1997
10.9(2)	Indenture between the Company and The Bank of New York, dated January 31, 1997

10.10(2)	Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997
10.11(2)	Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New York as Capital Securities Guarantee Trustee, dated January 31, 1997
10.12(4)	First Amendment, effective January 1, 2000 to Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.13(4)*	Amended and Restated Employment Agreement between the Company and Kevin Sheehan
10.14(4)*	Change of Control Employment Agreement between the Company and Kevin Sheehan
10.15(4)*	Amended and Restated Employment Agreement between the Company and Michael Rogers
10.16(4)*	Change of Control Employment Agreement between the Company and Michael Rogers
10.17(4)*	Amended and Restated Employment Agreement between the Company and Edmund Maroney
10.18(4)*	Change of Control Employment Agreement between the Company and Edmund Maroney
10.19(4)*	Amended and Restated Employment Agreement between the Company and Robert Mancuso
10.20(4)*	Change of Control Employment Agreement between the Company and Robert Mancuso
10.21(4)*	Amended and Restated Employment Agreement between the Company and John Henry
10.22(4)*	Change of Control Employment Agreement between the Company and John Henry
10.23(6)*	Change of Control Employment Agreement between the Company and John N. Spinney, Jr.
10.24(7)*	Employment Agreement between the Company and John N. Spinney, Jr.
10.25(9)	Information Technology Services Agreement dated July 1, 2004 between the Company and International Business Machines Corporation.
10.26(10)	Stock Option Agreement dated November 15, 2004 between the Company and Kevin J. Sheehan
10.27(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Kevin J. Sheehan
10.28(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Michael F. Rogers
10.29(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Michael F. Rogers
10.30(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Edmund J. Maroney
10.31(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Edmund J. Maroney
10.32(10)*	Stock Option Agreement dated November 15, 2004 between the Company and John N. Spinney, Jr.

10.33(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Robert D. Mancuso
10.34(12)**	Amended and Restated Trust 3000 Service Agreement between the Company and SEI Investments Company dated July 1, 2004.
10.35(12)	Lease agreement between the Company and Copley Place Associates, LLC dated August 2, 1999, as amended.
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (see Power of Attorney and Signature Page of this Report).
31.1	Certificate of Kevin J. Sheehan, Chief Executive Officer
31.2	Certificate of John N. Spinney, Jr., Chief Financial Officer
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

(12)   Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2005.

(13)   Previously filed as an exhibit to Form 8-K filed on February 6, 2007.

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

(c)          Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 26th day of February, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the 26th day of February, 2007.

Signature	Title(s)
/s/ KEVIN J. SHEEHAN	Chief Executive Officer and Chairman of the Board
Kevin J. Sheehan	(Principal Executive Officer); Director
/s/ MICHAEL F. ROGERS	President
Michael F. Rogers
/s/ JOHN N. SPINNEY, JR.	Senior Vice President and Chief Financial Officer
John N. Spinney, Jr.	(Principal Financial Officer and Principal Accounting Officer)
/s/ RICHARD P. BOYATZI	Director
Richard P. Boyatzi
/s/ FRANK B. CONDON, JR.	Director
Frank B. Condon, Jr.

/s/ THOMAS P. MCDERMOTT	Director
Thomas P. McDermott
/s/ JAMES M. OATES	Director
James M. Oates
/s/ JOHN I. SNOW III	Director
John I. Snow III
/s/ PHYLLIS S. SWERSKY	Director
Phyllis S. Swersky

INVESTORS FINANCIAL SERVICES CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Investors Financial Services Corp.

We have audited the accompanying consolidated balance sheets of Investors Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Investors Financial Services Corp. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Also as discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 2007

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005 (Dollars in thousands, except per share data)

	December 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$92,776	$60,743
Interest-bearing deposits with other banks	21,218	18,894
Other short-term investments	1,971	—
Federal funds sold	300,000	—
Securities held to maturity (including securities pledged of $4,096,013 and $4,529,421 at December 31, 2006 and 2005, respectively) (approximate fair value of $5,508,788 and $6,725,729 at December 31, 2006 and 2005, respectively) (Note 3)	5,532,330	6,761,930
Securities available for sale (including securities pledged of $3,071,503 and $2,997,958 at December 31, 2006 and 2005, respectively) (Note 3)	4,799,740	4,369,720
Nonmarketable equity securities (Note 3)	40,054	51,251
Loans, less allowance for loan losses of $100 at December 31, 2006 and 2005 (Note 4)	270,693	402,370
Accrued interest and fees receivable	134,748	119,583
Equipment and leasehold improvements, less accumulated depreciation of $64,290 and $59,156 at December 31, 2006 and 2005, respectively (Note 5)	113,287	69,401
Goodwill, net	79,969	79,969
Other assets	171,420	154,873
Total Assets	$11,558,206	$12,088,734
Liabilities and Stockholders’ Equity
Liabilities:
Deposits (Note 6):
Demand	$695,821	$537,558
Savings	4,924,735	4,224,908
Time	524,386	230,124
Total deposits	6,144,942	4,992,590
Securities sold under repurchase agreements (Note 7)	3,727,800	4,797,868
Short-term and other borrowings (Note 8)	517,051	1,356,649
Due to brokers for open trades payable	26,359	21,293
Junior subordinated deferrable interest debentures (Note 10)	24,774	24,774
Accrued expenses	77,821	37,418
Other liabilities	100,721	85,284
Total liabilities	10,619,468	11,315,876
Commitments and contingencies (Note 16)	—	—
Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued: none at December 31, 2006 and 2005)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000; issued: 68,523,129 and 67,177,306 at December 31, 2006 and 2005, respectively)	685	672
Surplus	334,929	286,265
Deferred compensation	—	(311)
Retained earnings	720,433	572,549
Accumulated other comprehensive loss, net	(14,514)	(13,369)
Treasury stock, at cost (2,895,021 and 2,124,669 shares at December 31, 2006 and 2005, respectively)	(102,795)	(72,948)
Total stockholders’ equity	938,738	772,858
Total Liabilities and Stockholders’ Equity	$11,558,206	$12,088,734

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004 (Dollars in thousands, except per share data)

	December 31,	December 31,	December 31,
	2006	2005	2004
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$453,573	$375,596	$314,272
Value-added service fees	177,667	133,463	108,928
Total asset servicing fees	631,240	509,059	423,200
Other operating income	5,691	4,081	2,057
Gain on sale of investments	2,523	12,397	234
Total fees and other revenue	639,454	525,537	425,491
Interest income	557,749	447,705	313,149
Interest expense	393,555	277,280	125,469
Net interest income	164,194	170,425	187,680
Net operating revenue	803,648	695,962	613,171
Operating Expenses:
Compensation and benefits	327,342	250,459	205,728
Technology and telecommunications	73,909	54,732	49,816
Transaction processing services	61,396	49,873	42,159
Occupancy	33,653	26,490	29,032
Depreciation and amortization	32,819	31,578	32,124
Professional fees	13,845	13,380	15,346
Travel and sales promotion	8,883	6,825	5,470
Insurance	3,929	4,219	4,625
Losses and loss adjustment expenses	30	5,837	924
Other operating expenses	23,548	16,716	13,159
Total operating expenses	579,354	460,109	398,383
Income Before Income Taxes	224,294	235,853	214,788
Provision for income taxes (Note 9)	70,491	76,035	72,826
Net Income	$153,803	$159,818	$141,962
Basic Earnings Per Share	$2.34	$2.42	$2.15
Diluted Earnings Per Share	$2.28	$2.37	$2.09
Weighted-Average Basic Shares	65,730,456	66,139,323	66,179,286
Weighted-Average Diluted Shares	67,493,081	67,473,804	67,916,217
Comprehensive Income:
Net income	$153,803	$159,818	$141,962
Other comprehensive income (loss) (Note 12):
Net unrealized investment gain (loss)	10,695	(46,054)	(7,854)
Net unrealized derivative instrument (loss) gain	(6,525)	8,745	13,031
Cumulative translation adjustment	1,444	52	846
Other comprehensive income (loss)	5,614	(37,257)	6,023
Comprehensive income	$159,417	$122,561	$147,985

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005, and 2004 (Dollars in thousands, except per share data)

	December 31,	December 31,	December 31,
	2006	2005	2004
Common shares
Balance, beginning of year	67,177,306	66,668,584	65,463,296
Exercise of stock options	1,211,518	394,018	1,114,051
Common stock issuance	134,305	114,704	91,237
Balance, end of year	68,523,129	67,177,306	66,668,584
Treasury shares
Balance, beginning of year	2,124,669	73,235	26,508
Common stock repurchased	770,352	2,051,434	46,727
Balance, end of year	2,895,021	2,124,669	73,235
Common stock
Balance, beginning of year	$672	$667	$655
Exercise of stock options	12	4	12
Common stock issuance	1	1	—
Balance, end of year	$685	$672	$667
Surplus
Balance, beginning of year	$286,265	$272,536	$242,662
Share-based awards and exercise of stock options	37,407	7,775	16,056
Tax benefit from exercise of stock options	6,431	2,087	10,651
Common stock issuance	4,826	3,867	3,355
Transfer of deferred compensation to surplus	(311)	—	—
Amortization of deferred compensation	311	—	—
Stock option forfeiture	—	—	(188)
Balance, end of year	$334,929	$286,265	$272,536
Deferred compensation
Balance, beginning of year	$(311)	$(572)	$(1,076)
Transfer of deferred compensation to surplus	311	—	—
Amortization of deferred compensation	—	261	316
Stock option forfeiture	—	—	188
Balance, end of year	$—	$(311)	$(572)
Retained earnings
Balance, beginning of year	$572,549	$418,034	$280,701
Net income	153,803	159,818	141,962
Cash dividend, $0.09, $0.08 and $0.07 per share in the years ended December 31, 2006, 2005 and 2004, respectively	(5,919)	(5,303)	(4,629)
Balance, end of year	$720,433	$572,549	$418,034
Accumulated other comprehensive (loss) income, net
Balance, beginning of year	$(13,369)	$23,888	$17,865
Net unrealized investment gain (loss)	11,773	(46,054)	(7,854)
Net unrealized derivative instrument (loss) gain	(5,184)	10,473	12,990
Amortization of terminated interest rate swap agreements	(1,341)	(1,728)	41
Adjustment to initially apply SFAS 158	(7,837)	—	—
Cumulative translation adjustment	1,444	52	846
Balance, end of year	$(14,514)	$(13,369)	$23,888
Treasury stock
Balance, beginning of year	$(72,948)	$(2,291)	$(550)
Common stock repurchased (770,352 shares at an average price of $38.74, 2,051,434 shares at an average price of $34.44, and 46,727 shares at an average price of $37.24 in the years ended December 31, 2006, 2005, and 2004, respectively)	(29,847)	(70,657)	(1,741)
Balance, end of year	$(102,795)	$(72,948)	$(2,291)
Total Stockholders’ Equity	$938,738	$772,858	$712,262

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004 (Dollars in thousands)

	December 31,	December 31,	December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$153,803	$159,818	$141,962
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	28	28	28
Depreciation and amortization	32,819	31,578	32,124
Share-based compensation	4,538	—	—
Amortization of deferred compensation	—	261	316
Amortization of premiums on securities, net of accretion of discounts	55,057	49,578	40,743
Gain on sale of investments	(2,523)	(12,397)	(234)
Excess tax benefit related to share-based compensation	(8,017)	—	—
Deferred income taxes	(390)	(6,944)	2,997
Changes in assets and liabilities:
Accrued interest and fees receivable	(15,165)	(30,291)	(16,476)
Other assets	(17,182)	51,657	(66,625)
Accrued expenses	33,025	7,586	5,672
Other liabilities	15,409	(38,475)	81,040
Net cash provided by operating activities	251,402	212,399	221,547
Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	1,111,359	1,400,359	1,392,295
Proceeds from maturities and paydowns of securities held to maturity	1,245,399	1,628,989	1,410,133
Proceeds from sale of securities available for sale	134,131	376,143	25,041
Proceeds from the redemption of non-marketable equity securities	41,048	700	328
Purchases of securities available for sale	(1,662,417)	(1,649,167)	(1,704,293)
Purchases of securities held to maturity	(67,274)	(2,489,882)	(3,078,456)
Purchases of non-marketable equity securities	(29,851)	(116)	(542)
Net increase in due to brokers for open trades payable	5,066	15,818	5,475
Net increase in other short-term investments	(1,971)	—	—
Net increase in Federal funds sold	(300,000)	—	—
Net decrease (increase) in loans	131,677	(267,840)	65,000
Purchases of equipment, leasehold improvements and software	(76,677)	(33,068)	(23,559)
Net cash provided by (used in) investing activities	530,490	(1,018,064)	(1,908,578)
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits	158,263	(152,750)	355,485
Net increase (decrease) in time and savings deposits	994,089	(251,042)	833,779
Net (decrease) increase in securities sold under repurchase agreements	(1,070,068)	542,371	997,496
Net (decrease) increase in short-term borrowings	(839,598)	761,968	(503,406)
Proceeds from exercise of stock options	33,096	7,779	16,068
Proceeds from issuance of common stock	4,827	3,868	3,355
Common stock repurchase	(29,847)	(70,657)	(1,741)
Excess tax benefit related to share-based compensation	8,017	—	—
Dividends paid to stockholders	(5,919)	(5,303)	(4,629)
Net cash (used in) provided by financing activities	(747,140)	836,234	1,696,407
Effect of exchange rates on changes in cash	(395)	9	(6)
Net Increase In Cash and Due From Banks	34,357	30,578	9,370
Cash and Due From Banks, Beginning of Year	79,637	49,059	39,689
Cash and Due From Banks, End of Year	$113,994	$79,637	$49,059
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$387,190	$270,121	$121,542
Cash paid for income taxes	$75,636	$68,664	$77,819

See Notes to Consolidated Financial Statements.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

1. Description of Business

Investors Financial Services Corp. (‘IFSC’) provides asset administration services for the financial services industry through its wholly-owned subsidiary, Investors Bank & Trust Company (‘the Bank’). As used herein, the defined term “the Company” shall mean IFSC together with the Bank and its domestic and foreign subsidiaries. The Company provides core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, hedge funds, banks and insurance companies. Core services include global custody, multicurrency accounting, fund administration and middle office outsourcing. Value-added services include foreign exchange, cash management, securities lending, investment advisory, performance measurement, institutional transfer agency, lines of credit and brokerage and transition management services. The Company is subject to regulation by the Federal Reserve Board of Governors (‘FRB’), the Federal Deposit Insurance Corporation (‘FDIC’), the Office of the Commissioner of Banks of the Commonwealth of Massachusetts (‘Commissioner’), the Securities and Exchange Commission (‘SEC’), the National Association of Securities Dealers, Inc. (‘NASD’), the State of Vermont Department of Banking, Insurance, Securities & Health Care Administration (‘BISHCA’), the Office of the Superintendent of Financial Institutions in Canada (‘OSFI’), the Irish Financial Services Regulatory Authority (‘IFSRA’), the Cayman Islands Monetary Authority (‘CIMA’), the Financial Services Authority in the United Kingdom (‘FSA’) and the Commission de Surveillance du Secteur Financier in Luxembourg (‘CSSF’).

On February 4, 2007, the Company entered into an Agreement and Plan of Merger (the ‘Merger Agreement’) with State Street Corporation (‘State Street’). At the closing of the transaction contemplated by the Merger Agreement, the Company will merge into State Street and the Company’s shareholders will receive 0.906 shares of State Street common stock for each share of the Company’s common stock. Each company’s Board of Directors has approved the Merger Agreement. The Company expects to complete the transaction in the third quarter of 2007, subject to customary closing conditions, including regulatory and shareholder approval.

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

Revenue Recognition

Asset servicing revenue—The Company recognizes revenue from asset servicing and investment advisory services based on contractual terms signed by the Company’s clients. Generally, revenue is

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

2. Summary of Significant Accounting Policies (Continued)

accrued by multiplying average or month-end net assets by contracted rates. Asset servicing revenue is considered earned daily as transactions are processed or services are provided and when collectibility is reasonably assured.

Value-added services revenue—The Company recognizes revenue from its value-added services, such as foreign exchange, cash management and securities lending, based on the specific type of transaction processed. Value-added services revenue is considered earned daily as transactions are processed or services are provided and when collectibility is reasonably assured.

Interest income—The Company recognizes and accrues income on its interest-earning assets as earned using a method which approximates the constant effective yield method.

Cash and Cash Equivalents—For purposes of reporting cash flows and amounts on the consolidated balance sheets, the Company defines cash and cash equivalents to include cash, due from banks, and interest-bearing deposits with other banks that have original maturities of 90 days or less.

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

Non-marketable securities primarily consist of stock of the Federal Home Loan Bank of Boston (‘FHLBB’) and stock of the Federal Reserve Bank of Boston (‘FRBB’). The FHLBB stock is carried at cost and redeemable at par value. The Company is required to hold this stock under its borrowing arrangement with the FHLBB. The Company was required to purchase stock of the FRBB in connection with its membership with the FRBB.

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

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

2. Summary of Significant Accounting Policies (Continued)

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

As of and for the years ended December 31, 2006, 2005 and 2004, the Company anticipated prepayments on its residential mortgage-backed securities. All other securities do not meet the SFAS 91 criteria for anticipating prepayments. Accordingly, no prepayments were anticipated for these securities.

Loans—Interest on loans is credited to income as earned using a method which approximates the effective yield method, and interest is only accrued if deemed collectible. Accrual of interest on loans is discontinued when management determines that collection of interest is not probable, or when a loan is both greater than 90 days delinquent and the loan’s collateral is not sufficient to cover both principal and accrued interest. Accrual of interest is restored after all past due principal and interest has been paid and the Company expects repayment of the remaining contractual principal and interest, or when an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals. Other loan fees and charges, including service costs for the prepayment of loans, delinquent charges and other miscellaneous loan services, are recorded as income when collected.

Equipment, Leasehold Improvements and Capitalized Software Costs—Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets which range from three to seven years, and for leasehold improvements over the lesser of the useful life or the life of the lease. For costs incurred to develop computer software for internal use, the Company

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

2. Summary of Significant Accounting Policies (Continued)

capitalizes costs incurred during the application development stage, which includes costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary and post-implementation stages are expensed as incurred. Capitalized software costs are amortized over the estimated useful life of the project, which can range from three to five years.

Long-Lived Assets—Long-lived assets to be held and used by the Company are reviewed on a quarterly basis to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. During the years ended December 31, 2006 and 2005, the Company’s analyses indicated there were no material impairments of its long-lived assets.

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

In accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas (‘APB 23’), the Company presumes the undistributed earnings of its foreign subsidiaries will be distributed to its parent company unless the Company adopts the indefinite reversal provisions of APB 23, which would require the Company to provide sufficient evidence to support that the subsidiary has invested or will invest the undistributed earnings indefinitely. The Company recognizes the indefinite reversal provision of APB 23 for its Irish and Cayman Islands subsidiaries due to the projected capital needs necessary to support the continued growth of these entities. As such, the Company does not record U.S. income taxes on the undistributed earnings of its Irish and Cayman Island subsidiaries.

Translation of Foreign Currencies—Where the functional currency is not the U.S. dollar, the Company translates the financial statements of its foreign operations into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated using average rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (‘OCI’) in stockholders’ equity.

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

Derivative Financial Instruments—Derivative financial instruments are recorded in the Company’s consolidated balance sheets at fair value as other assets or other liabilities, depending on the rights and obligations under the contracts. The Company utilizes derivative financial instruments primarily for

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

2. Summary of Significant Accounting Policies (Continued)

balance sheet asset and liability management purposes. The effective portion of a change in the fair value of a derivative that is designated and qualifies as a cash flow hedge is reported in OCI, net of taxes. The ineffective portion, which is the extent to which the change in the fair value of the derivative exceeds the change in the variability of the expected future cash flows of the hedged item (on an absolute basis), is reported in net interest income. The changes in the fair value of a derivative that is designated and qualifies as a fair value hedge is reported in net interest income, along with the change in the fair value of the hedged item attributable to the risk being hedged. The change in fair value of a derivative that is not designated or does not qualify as a hedge is recognized in earnings.

Hedge accounting is discontinued prospectively if a) the hedging relationship no longer meets the hedging criteria, b) the derivative expires, or is sold, terminated or exercised, or c) the Company removes the hedge designation. When hedge accounting is discontinued under cash flow hedge accounting, the component of OCI related to the discontinued hedge is amortized to net interest income over the remaining term of the derivative financial instrument. Under fair value hedge accounting, when a hedge is discontinued, the hedged item is no longer adjusted for changes in fair value and the existing basis adjustment is amortized to net interest income. If cash flow hedge accounting is discontinued due to the probability that the forecasted transaction will not occur within the specified period, gains and losses accumulated in OCI related to that hedge are recognized immediately to net interest income.

The Company enters into interest rate derivative contracts that are designated as cash flow hedges of (a) the variability in interest payments related to the planned rollover of short-term liabilities at different fixed rates (thereby resulting in a variable interest expense pattern) and (b) the variability in interest payments related to variable-rate liabilities. The unrealized gains or losses related to these contracts are reported in other assets and other liabilities on the Company’s consolidated balance sheets.

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

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

2. Summary of Significant Accounting Policies (Continued)

Share-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (‘SFAS 123R’). SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued. The Company adopted SFAS 123R using the modified prospective application method. Under that method, compensation cost for equity awards granted after January 1, 2006 is recognized over the service period based on the grant date fair value. In addition, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 is recognized prospectively as the requisite service is rendered. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated under the pro forma disclosures of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (‘SFAS 123’). In accordance with the modified prospective application method, the financial statements of periods prior to the adoption of SFAS 123R have not been restated.

The following table sets forth share-based compensation cost and the related tax benefit recognized in the consolidated income statements for all of the Company’s share-based compensation plans (Dollars in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Share-based compensation cost	$4,538	$261	$316
Income tax benefit	$580	$—	$—

Certain of the Company’s share-based awards contain terms that provide for a graded vesting schedule whereby portions of the awards vest in increments over the requisite service period. As provided for under SFAS 123R, the Company has elected to recognize compensation cost for awards granted on or after January 1, 2006 with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

2. Summary of Significant Accounting Policies (Continued)

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

	For the Year Ended	For the Year Ended
	December 31, 2005	December 31, 2004
Net income as reported	$159,818	$141,962
Deduct: Total share-based employee compensation cost determined under the fair value method for all awards, net of related tax effects	(19,832)	(16,679)
Pro forma net income	$139,986	$125,283
Earnings per share:
Basic-as reported	$2.42	$2.15
Basic-pro forma	$2.12	$1.89
Diluted-as reported	$2.37	$2.09
Diluted-pro forma	$2.07	$1.85

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004, respectively: an average assumed risk-free interest rate of 4.55% and 3.08%, an expected term of four years, an average expected volatility of 41.04% and 50.49%, and an average dividend yield of 0.20% and 0.16%.

The amount of share-based compensation cost (net of tax) included in net income as reported was $0.2 million for both the years ended December 31, 2005 and 2004.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

2. Summary of Significant Accounting Policies (Continued)

The following table presents the effect of changing from the intrinsic value method under APB 25 to the fair value method under SFAS 123R for the year ended December 31, 2006 (Dollars in thousands, except per share data):

For the Year Ended
December 31, 2006
Increase/(Decrease) in:
Income from continuing operations	$(4,325)
Income before income taxes	(4,325)
Net income	(2,966)
Cash flow from operations	(8,017)
Cash flow from financing activities	8,017
Basic EPS	$(0.05)
Diluted EPS	$(0.05)

The fair value of each option grant under the Director Plan, the Stock Plan, and the 2005 Plan (each as described further in Note 11) was estimated on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions for the year ended December 31, 2006: an average assumed risk-free interest rate of 4.76%, an average expected term of five years, an average expected volatility of 41.92%, and an average dividend yield of 0.20%.

The Company bases its estimate of expected term on the historical exercise and post-vesting employment termination behavior for similar grants. The Company’s volatility assumption is based on the historical volatility of the Company’s stock over a period equating to the expected term of the employee share option, using weekly price observations and looking backward from the date of grant.

The fair value of the option feature of grants under the 1997 Employee Stock Purchase Plan (‘ESPP’) (as described further in Note 11) was estimated on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions for the year ended December 31, 2006: an average assumed risk-free rate of 4.79%, an expected term of 0.5 years, an average volatility of 37.55%, and an average dividend yield of 0.23%.

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

SFAS 123R also requires that any deferred compensation related to share-based awards granted prior to January 1, 2006 must be eliminated against the appropriate equity accounts. In connection with the Company’s adoption of SFAS 123R, the presentation in the consolidated statement of stockholders’ equity for the year ended December 31, 2006 was revised to reflect the transfer of balances previously reported in deferred compensation to surplus.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share—Basic earnings per share (‘EPS’) is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised into common stock that then shared in the earnings of the Company. The reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

		Weighted-Average	Per Share
	Income	Shares	Amount
December 31, 2006
Basic EPS
Income available to common stockholders	$ 153,803	65,730,456	$ 2.34
Dilutive effect of common equivalent shares of stock options	—	1,762,625	(0.06)
Diluted EPS	$ 153,803	67,493,081	$ 2.28
December 31, 2005
Basic EPS
Income available to common stockholders	$ 159,818	66,139,323	$ 2.42
Dilutive effect of common equivalent shares of stock options	—	1,334,481	(0.05)
Diluted EPS	$ 159,818	67,473,804	$ 2.37
December 31, 2004
Basic EPS
Income available to common stockholders	$ 141,962	66,179,286	$ 2.15
Dilutive effect of common equivalent shares of stock options	—	1,736,931	(0.06)
Diluted EPS	$ 141,962	67,916,217	$ 2.09

For the years ended December 31, 2006, 2005 and 2004, there were 132,905 options 733,015 options and 29,451 options which were not considered dilutive for EPS calculations, respectively.

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

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

2. Summary of Significant Accounting Policies (Continued)

Goodwill—The Company reviews goodwill for impairment on an annual basis, or if events or changes in circumstances indicate it would be more likely than not that the fair value of the goodwill would be reduced below its carrying value. As of December 31, 2006, there was no impairment of goodwill.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (‘FIN 48’). FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Pursuant to FIN 48, the effects of a tax position are recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Conversely, previously recognized tax positions are derecognized when it is no longer more likely than not that the tax position would be sustained upon examination. FIN 48 also requires certain disclosures regarding unrecognized tax benefits and the amounts and classification of the related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007, and there was no material impact to the financial condition or results of operations of the Company.

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

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. Accordingly, the Company adopted SAB 108 on December 31, 2006, and there was no material impact to the financial condition or results of operations of the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘SFAS 159’). SFAS 159 permits entities to elect to measure certain financial instruments and other items at fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 159.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

3. Securities

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2006 (Dollars in thousands):

	Amortized	Unrealized	Unrealized
Held to Maturity	Cost	Gains	(Losses)	Fair Value
Mortgage-backed securities	$ 3,753,497	$ 7,271	$ (25,584)	$ 3,735,184
Federal agency securities	1,680,458	2,956	(12,328)	1,671,086
State and political subdivisions	98,375	4,206	(63)	102,518
Total	$ 5,532,330	$ 14,433	$ (37,975)	$ 5,508,788

	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	(Losses)	Fair Value
Mortgage-backed securities	$ 4,302,932	$ 7,400	$ (35,281)	$ 4,275,051
State and political subdivisions	343,204	2,090	(990)	344,304
Corporate debt	170,797	226	(1,173)	169,850
Foreign government securities	10,559	—	(24)	10,535
Total	$ 4,827,492	$ 9,716	$ (37,468)	$ 4,799,740

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2005 (Dollars in thousands):

	Amortized	Unrealized	Unrealized
Held to Maturity	Cost	Gains	(Losses)	Fair Value
Mortgage-backed securities	$ 4,342,254	$ 11,420	$ (29,818)	$ 4,323,856
Federal agency securities	2,305,331	1,560	(23,914)	2,282,977
State and political subdivisions	114,345	4,646	(95)	118,896
Total	$ 6,761,930	$ 17,626	$ (53,827)	$ 6,725,729

	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	(Losses)	Fair Value
Mortgage-backed securities	$ 3,810,797	$ 3,882	$ (48,578)	$ 3,766,101
State and political subdivisions	388,789	5,515	(1,913)	392,391
Corporate debt	201,499	736	(1,543)	200,692
Foreign government securities	10,539	—	(3)	10,536
Total	$ 4,411,624	$ 10,133	$ (52,037)	$ 4,369,720

Excluded from the above tables are nonmarketable equity securities, which consisted primarily of stock of the FRBB and FHLBB at December 31, 2006 and stock of the FHLBB at December 31, 2005. There was no FRBB stock held as of December 31, 2005. The Company’s capital stock investment in the FHLBB totaled $29.4 million as of December 31, 2006. This amount reflects a $20.6 million decrease from December 31, 2005. The $29.4 million capital stock investment includes both a $25.0 million membership component and a $4.4 million activity-based component. The membership component of the FHLBB capital stock investment requires a five-year advance notice of withdrawal. The Company’s $29.4 million capital stock investment in the FHLBB provides an overnight borrowing capacity of up to $146.4 million. The amount

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

3. Securities (Continued)

outstanding under this arrangement as of December 31, 2006 was $125.0 million. The Company currently has the ability to purchase up to $25.0 million of activity-based capital, which would provide a total overnight borrowing capacity of $833.3 million.

In October 2006, the Company became a member of the FRBB. In connection with its membership, the Company was required to subscribe to purchase stock of the FRBB totaling 6% of the Bank’s capital and surplus. The Company fulfilled its obligation to purchase 50% of the subscribed amount by purchasing $7.4 million of FRBB stock. The remaining subscription amount is subject to purchase upon the request of the FRBB.

The amortized cost amounts and fair values of securities by contractual maturity are as follows (Dollars in thousands):

	December 31, 2006
	Amortized
Held to Maturity	Cost	Fair Value
Due within one year	$ 341	$ 342
Due from one to five years	13,663	13,804
Due five years up to ten years	355,800	357,776
Due after ten years	5,162,526	5,136,866
Total	$ 5,532,330	$ 5,508,788

	December 31, 2006
	Amortized
Available for Sale	Cost	Fair Value
Due within one year	$ 11,514	$ 11,503
Due from one to five years	27,591	28,034
Due five years up to ten years	228,318	231,061
Due after ten years	4,560,069	4,529,142
Total	$ 4,827,492	$ 4,799,740

During the year ended December 31, 2006, the Company sold forty-two securities classified as available for sale totaling $134.1 million using the specific identification method. The book value of the securities was $131.6 million and resulted in a gross realized gain of $2.5 million for the year ended December 31, 2006. During the year ended 2005, the Company sold eighty-five securities classified as available for sale totaling $376.1 million using the specific identification method. The book value of the securities was $363.7 million and resulted in a gross realized gain of $12.4 million for the year ended December 31, 2005. During the year ended December 31, 2004, the Company sold one security classified as available for sale totaling $25.0 million using the specific identification method. The book value of the security was $24.8 million and resulted in a gross realized gain of $0.2 million for the year ended December 31, 2004.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

3. Securities (Continued)

The carrying value of securities pledged amounted to approximately $7.2 billion at December 31, 2006 and $7.5 billion at December 31, 2005. Securities are pledged primarily to secure clearings with other depository institutions, secure repurchase agreements and secure outstanding FHLBB borrowings.

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

The unrealized losses related to the Company’s investment in mortgage-backed and Federal agency securities are attributable to changes in market interest rates. The contractual cash flows of these securities are guaranteed by agencies of the U.S. government, including government sponsored agencies. As a result, the Company’s exposure to the credit risk of these securities is minimal. At December 31, 2006, there were 876 mortgage-backed and Federal agency securities that were in unrealized loss positions. The market value decline as a percentage of amortized cost for the Company’s mortgage-backed and Federal agency securities portfolio was less than 1% at December 31, 2006. The Company has the intent and ability to hold these securities until forecasted recovery, which may in some cases be maturity. The Company does not consider these investments to be other than temporarily impaired at December 31, 2006. Corporate debt securities include trust preferred securities (‘trups’) issued by reputable financial institutions. The credit ratings of the underlying issuers range from A1 to Aa3 ratings. The Company holds senior tranches of these issuances and believes that it will recover all contractual payments. The unrealized losses related to the trups portfolio are due to changes in credit spreads. At December 31, 2006, there were 6 corporate debt securities that were in unrealized loss positions. The Company has the intent and ability to hold these securities until forecasted recovery and does not consider these investments to be other than temporarily impaired at December 31, 2006.

Unrealized losses related to the Company’s investments in state and political subdivisions securities were due to changes in market interest rates. At December 31, 2006, there were 185 state and political subdivisions investment securities in an unrealized loss position. The credit rating on the securities were all Aaa and scheduled payments continue to be made on a timely basis. Given the minimal amount of unrealized losses and the limited amount of credit exposure, the Company does not consider these investments to be other than temporarily impaired at December 31, 2006.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

3. Securities (Continued)

The following table presents the information about the Company’s temporarily impaired investments at December 31, 2006 (Dollars in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,816,592	$7,677	$3,572,895	$53,188	$5,389,487	$60,865
Federal agency securities	167,095	409	1,065,865	11,919	1,232,960	12,328
Corporate debt	10,082	8	48,317	1,165	58,399	1,173
State and political subdivisions	127,530	907	16,446	146	143,976	1,053
Foreign	—	—	10,535	24	10,535	24
Total temporarily impaired securities	$2,121,299	$9,001	$4,714,058	$66,442	$6,835,357	$75,443

The following table presents the information about the Company’s temporarily impaired investments at December 31, 2005 (Dollars in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,566,743	$43,821	$1,486,521	$34,575	$6,053,264	$78,396
Federal agency securities	1,443,951	10,809	883,807	13,105	2,327,758	23,914
Corporate debt	—	—	47,911	1,543	47,911	1,543
State and political subdivisions	146,147	1,856	8,173	152	154,320	2,008
Foreign	10,536	3	—	—	10,536	3
Total temporarily impaired securities	$6,167,377	$56,489	$2,426,412	$49,375	$8,593,789	$105,864

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

4. Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients. The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions. Almost all of the Company’s commitments to fund loans are at variable rates. The credit risk associated with these loans is considered low since the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian. However, management recognizes some credit risk inherent in the portfolio, and therefore the Company has recorded an allowance for loan losses of $0.1 million at December 31, 2006, a level which has remained consistent for the past five years. This allowance is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio at the balance sheet date that is not captured in the Company’s historical loss rates. Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses. There were no impaired loans, non-performing loans, or loans on nonaccrual status at December 31, 2006 and 2005. In addition, there were no loan charge-offs or recoveries during the years ended December 31, 2006, 2005 and 2004. Loans are summarized as follows (Dollars in thousands):

	December 31,	December 31,
	2006	2005
Loans to mutual funds	$152,491	$286,144
Loans to individuals	64,118	81,392
Commercial and industrial	6,634	15,697
Other	47,550	19,237
	270,793	402,470
Less allowance for loan losses	(100)	(100)
Total	$270,693	$402,370

The Company had unused commitments to lend approximately $1.1 billion and $0.9 billion at December 31, 2006 and 2005, respectively. The terms of these commitments are similar to the terms of outstanding loans.

The Company periodically issues lines of credit and advances to its mutual fund clients to help those clients with security transactions. The President of one of those clients is a related party to James M. Oates, a member of the Company’s Board of Directors. As of December 31, 2006, the Company had total contractual agreements for $150.0 million of committed lines of credit with two mutual funds within the related party complex (the ‘mutual funds’). The primary source of repayment of the loans is the proceeds from the sale of investments in the normal course of the mutual funds’ business. As part of the agreement, the mutual funds are required to segregate and maintain specific collateral for the Company equal to 200% of the lines of credit. At December 31, 2006, loans due from the mutual funds totaled $63.7 million. At December 31, 2005, loans due from the mutual funds totaled $125.0 million. Total interest and commitment fee revenue from the mutual funds for the years ended December 31, 2006, 2005 and 2004 was $5.7 million, $2.7 million and $0.4 million, respectively. The terms and conditions of the Company’s contractual agreements with the mutual funds, including collateral requirements, lending limits and fees, are consistent with other lending clients that have similar composition, size and overall business

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

4. Loans (Continued)

relationships with the Company. Also, Mr. Oates abstains from voting on any board matter involving any proposed transaction with the mutual funds.

5. Equipment and Leasehold Improvements

The major components of equipment and leasehold improvements are as follows (Dollars in thousands):

	December 31,	December 31,
	2006	2005
Furniture, fixtures and equipment	$138,459	$112,310
Leasehold improvements	39,118	16,247
Total	177,577	128,557
Less accumulated depreciation and amortization	(64,290)	(59,156)
Equipment and leasehold improvements, net	$113,287	$69,401

Included in furniture, fixtures and equipment were capitalized internal software costs of $87.6 million and $73.3 million at December 31, 2006 and 2005, respectively. Depreciation expense was $29.0 million, $29.4 million and $30.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense was $3.8 million, $2.2 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

6. Deposits

The following is a summary of deposit balances by type (Dollars in thousands):

	December 31,	December 31,
	2006	2005
Interest-bearing deposits:
Demand	$110,647	$85,157
Savings	4,854,711	4,195,486
Time	224,386	55,124
Total interest-bearing deposits	5,189,744	4,335,767
Noninterest-bearing deposits:
Demand	585,174	452,401
Savings	70,024	29,422
Time	300,000	175,000
Total noninterest-bearing deposits	955,198	656,823
Total	$6,144,942	$4,992,590

Time deposits with balances greater than $100,000 totaled $524.4 million and $230.1 million at December 31, 2006 and 2005, respectively. All time deposits had a maturity of less than three months at December 31, 2006 and 2005. The aggregate amounts of overdraft deposits that have been reclassified as loan balances were $86.2 million and $162.2 million at December 31, 2006 and 2005, respectively.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

7. Securities Sold Under Repurchase Agreements

Information on the Company’s repurchase agreements and the corresponding securities pledged as collateral at December 31, 2006 is as follows (Dollars in thousands):

	Securities Pledged as Collateral
	Mortgage-backed		Federal Agency		Repurchase Agreements
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Carrying Value	Rate
Maturity of Repurchase Agreements:
Overnight	$2,427,665	$2,417,385	$915,827	$907,608	$3,177,800	4.26%
2 to 30 days	—	—	—	—	—	—
30 to 90 days	77,939	77,360	—	—	100,000	3.40%
Over 90 days	498,404	492,436	—	—	450,000	3.52%
Total	$3,004,008	$2,987,181	$915,827	$907,608	$3,727,800

The weighted-average interest rate paid on repurchase agreements was 3.67% and 2.72% for the years ended December 31, 2006 and 2005, respectively.

8. Short-Term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	December 31, 2006	December 31, 2005
Federal Funds purchased	$391,967	$810,511
FHLBB overnight advances	125,000	400,000
FHLBB short-term advances	—	146,000
Treasury, Tax and Loan account	84	138
Total	$517,051	$1,356,649

The Company has borrowing arrangements with the Federal Reserve Discount Window and the FHLBB, which have been utilized on an overnight and short-term basis to satisfy funding requirements.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

8. Short-Term and Other Borrowings (Continued)

A summary of the borrowing arrangements are as follows (Dollars in thousands):

	December 31,
	2006	2005
Federal Reserve Discount Window:
Borrowing capacity	$1,984,499	$1,372,312
Borrowing utilized	—	—
Maturity range	—	—
Securities pledged	2,077,291	1,447,941
Federal Home Loan Bank of Boston:
Borrowing capacity	$146,430	$833,333
Borrowing utilized	125,000	546,000
Maturity range	Overnight	Overnight to September 2006
Securities pledged	925,286	955,743

For the years ended December 31, 2006 and 2005, the weighted-average interest rate paid on short-term and other borrowings was 5.02% and 3.31%, respectively. The Company currently has the ability to purchase up to $25.0 million of activity-based capital of the FHLBB, which would provide a total overnight borrowing capacity of $833.3 million.

9. Income Taxes

The components of income tax expense are as follows (Dollars in thousands):

	December 31,	December 31,	December 31,
	2006	2005	2004
Current:
Federal	$64,665	$76,533	$62,690
State	5,168	5,420	5,892
Foreign	1,048	1,026	1,247
Total current	70,881	82,979	69,829
Deferred:
Federal	(687)	(9,543)	3,413
State	318	1,788	94
Foreign	(21)	811	(510)
Total deferred	(390)	(6,944)	2,997
Total income taxes	$70,491	$76,035	$72,826

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

9. Income Taxes (Continued)

Differences between the effective income tax rate and the federal statutory rates are as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
Federal statutory rate	35.00%	35.00%	35.00%
State income tax rate, net of federal benefit	1.59	2.00	1.81
Tax-exempt income, net of disallowance	(3.04)	(2.89)	(3.61)
Foreign taxes	0.53	0.83	—
Undistributed foreign earnings	(1.09)	(4.12)	—
Other	(1.56)	1.41	0.71
Effective tax rate	31.43%	32.23%	33.91%

The Company reversed previously accrued taxes of approximately $5.3 million in the second quarter of 2006, resulting from a tax position that no longer met the probable recognition threshold under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (‘SFAS 5’).

At December 31, 2006, the Company had a foreign non-capital loss carryforward of approximately $6.8 million, which begins to expire in 2009. In accordance with the provisions of SFAS 109, the Company believes that it is more likely than not that the related deferred tax asset of $2.2 million will not be realized. As a result, a valuation allowance for the entire deferred tax asset amount has been recorded.

The Company provides U.S. federal income taxes on the unremitted earnings of foreign subsidiaries, except to the extent that such earnings are permanently reinvested outside the United States. At December 31, 2006, there were accumulated unremitted earnings of certain foreign subsidiaries of $36.5 million. Pursuant to the provisions of APB 23, the Company has not provided for U.S. federal income taxes or foreign withholding taxes on these earnings since it is the Company’s current intention to permanently reinvest those earnings outside of the U.S. If the capital in these subsidiaries had been temporarily invested, a U.S. deferred tax liability of $9.0 million would have been recorded.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

9. Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following (Dollars in thousands):

	December 31,	December 31,
	2006	2005
Deferred tax assets:
Securities available for sale	$13,017	$16,622
Employee benefit plans	14,470	7,094
Other	3,481	3,691
Deferred tax assets	30,968	27,407
Valuation allowance	(2,239)	(565)
Total deferred tax assets	28,729	26,842
Deferred tax liabilities:
Unrealized hedging gain	(7,998)	(13,224)
Depreciation and amortization	(11,364)	(10,698)
Undistributed income of foreign subsidiaries	—	(69)
Pension plan	(1,312)	(1,196)
Total deferred tax liabilities	(20,674)	(25,187)
Net deferred tax asset	$8,055	$1,655

10. Subsidiary Trust Holding Junior Subordinated Deferrable Interest Debentures of the Company

On January 31, 1997, Investors Capital Trust I (‘ICTI’), a trust sponsored and wholly-owned by the Company, issued $25 million in 9.77% Trust Preferred Securities (the ‘Capital Securities’), the proceeds of which were invested by ICT1 in the same aggregate principal amount of the Company’s newly issued 9.77% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the ‘Junior Subordinated Debentures’). The Capital Securities were callable on February 1, 2007; however, the Company did not redeem the Capital Securities at that time. The $25 million aggregate principal amount of the Junior Subordinated Debentures represents the sole asset of ICTI. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Capital Securities (the ‘Guarantee’). The Guarantee, when taken together with the Company’s obligations under (i) the Junior Subordinated Debentures; (ii) the indenture pursuant to which the Junior Subordinated Debentures were issued; and (iii) the Amended and Restated Declaration of Trust governing ICTI, constitutes a full and unconditional guarantee of ICTI’s obligations under the Capital Securities. No other subsidiary of the Company guarantees these Capital Securities. Certain of the Company’s subsidiaries may require prior approval of the Commissioner of Banks of the Commonwealth of Massachusetts if the total dividends for a calendar year would exceed net profits for the year combined with retained net profits for the previous two years. These restrictions on the ability to pay dividends to the Company may restrict the Company’s ability to pay dividends to its shareholders. ICTI is an unconsolidated wholly-owned trust and therefore, the Company presents the junior subordinated debentures as a liability and its investment in ICTI as a component of other assets in its consolidated financial statements.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

11. Stockholders’ Equity

As of December 31, 2006, the Company’s capital stock consisted of 1,000,000 authorized shares of preferred stock, of which no shares were issued, and 175,000,000 authorized shares of common stock, of which 68,523,129 shares were issued. All shares have par value of $0.01 per share.

The Company has four equity incentive plans:  the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), the 1997 Employee Stock Purchase Plan (‘ESPP’) and the 2005 Equity Incentive Plan (the ‘2005 Plan’). The 2005 Plan supersedes both the Stock Plan and the Director Plan, both of which continue in effect only with regard to options outstanding under those plans. Options awarded under the Stock Plan, the Director Plan and the 2005 Plan generally vest over zero to four years of continuous service and generally have ten-year contractual terms. The exercise prices of these awards are generally equal to the fair market value of the Company’s common stock on the date the awards are granted. There were no amendments to any plans during the year ended December 31, 2006.

Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2006 was $33.1 million. The actual tax benefit realized for the tax deductions related to these exercises amounted to $7.0 million for the year ended December 31, 2006.

In June 2006, the Company announced that its Board of Directors authorized a repurchase of up to $150.0 million of the Company’s common stock over the next twelve months following the announcement. As of December 31, 2006, the Company has repurchased $29.3 million of its common stock. The plan expires in June 2007.

The Stock Plan, the Director Plan, and the 2005 Plan

Effective with the start of the 2005 Plan, 45,703 shares of the Director Plan and 3,439,197 shares of the Stock Plan were transferred to the 2005 Plan. On April 14, 2005, the shareholders authorized an additional 2,000,000 shares of common stock for issuance under the 2005 Plan.

Of the shares authorized for issuance under the 2005 Plan at December 31, 2006, 4,107,719 were available for grant as of that date. No options were granted to consultants during the years ended December 31, 2006, 2005 and 2004.

The Company has recorded deferred compensation of $0 and $0.3 million at December 31, 2006 and 2005, respectively. Amortization of deferred compensation was $0, $0.3 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

11. Stockholders’ Equity (Continued)

A summary of option activity under the Director Plan, Stock Plan and 2005 Plan for the year ended December 31, 2006 are as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	6,919,316	$31
Granted	81,557	46
Exercised	(1,257,593)	28
Forfeited or expired	(36,007)	39
Outstanding at December 31, 2006	5,707,273	31	5.6 years	$65,115
Exercisable at December 31, 2006	5,524,039	$31	5.5 years	$64,217

The weighted-average grant-date fair values per option of options granted during the years ended December 31, 2006, 2005 and 2004 were $19.68, $14.81, and $16.78, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $21.8 million, $8.0 million, and $27.3 million, respectively.

As of December 31, 2006, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan, the Director Plan and the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

A summary of the status of the Company’s nonvested shares for the year ended December 31, 2006 is presented below:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	5,000	$34
Granted	—	—
Vested	(1,000)	34
Forfeited	—	—
Nonvested at December 31, 2006	4,000	$34

The total fair values of shares vested during the year ended December 31, 2006, 2005 and 2004 were $0.03 million, $0 and $0, respectively.

ESPP

Under the terms of the ESPP, the Company may issue up to 1,620,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The ESPP permits eligible employees to purchase up to 8,000 shares of common stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

11. Stockholders’ Equity (Continued)

deductions. The purchases are made twice a year at a price equal to the lesser of (i) 90% of the market value of the Company’s common stock on the first business day of the payment period or (ii) 90% of the market value of the Company’s common stock on the last business day of the payment period. The payment periods consist of two six-month periods, January 1 through June 30 and July 1 through December 31. The NASDAQ Stock Market became a registered national securities exchange with the SEC in August 2006. In accordance with the terms of the plan, because the Company is now traded on a national securities exchange, the Company will calculate the market value on a measurement day to be the average of the high and low prices of the Company’s common stock on that day. This calculation method applies to all purchases made during and after the six-month period ended December 31, 2006.

A summary of the ESPP shares is as follows:

	December 31,
	2006	2005	2004
Total shares available under the plan, beginning of year	521,563	636,267	227,504
Approved increase in shares available	—	—	500,000
Issued at June 30	(68,506)	(54,862)	(47,681)
Issued at December 31	(65,802)	(59,842)	(43,556)
Total shares available under the plan, end of year	387,255	521,563	636,267

At the Annual Meeting of Stockholders of the Company held on April 13, 2004, stockholders approved an amendment to the Company’s ESPP to increase the number of shares of common stock that may be issued thereunder from 1,120,000 to 1,620,000.

For the first payment period in the year ended December 31, 2006, the purchase price of the stock was $33.52, or 90% of the market value of the Company’s common stock on the first business day of the payment period ending June 30, 2006. For the second payment period in the year ended December 31, 2006, the purchase price of the stock was $38.45, or 90% of the market value of the average of the high and low price of the Company’s common stock on the last business day of the payment period ending December 31, 2006.

During the year ended December 31, 2005, the purchase prices of the stock were $34.25 and $33.25, or 90% of the market value of the common stock on the last business day of the payment periods ending June 30, 2005 and December 31, 2005, respectively.

During the year ended December 31, 2004, the purchase prices of the stock were $35.00 and $38.75, or 90% of the market value of the common stock on the first business day of the payment periods ending June 30, 2004 and December 31, 2004, respectively.

Prior to the adoption of SFAS 123R, the ESPP was considered a non-compensatory plan and, therefore, no compensation cost was recognized. However, pursuant to SFAS 123R, the ESPP is considered a compensatory plan, effective January 1, 2006. Accordingly, compensation cost is computed as the sum of: (a) 10% of the fair market value of the Company’s common stock on the first day of the purchase period and (b) the fair value of the option features, calculated using the Black-Scholes valuation model. Compensation cost is recognized ratably over the payment period based on the components of fair

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

11. Stockholders’ Equity (Continued)

value in the preceding sentence and the number of shares that could be purchased at grant date based on the estimated total withholdings and the discounted market price of the stock on grant date. The weighted-average grant-date fair value of awards granted under the ESPP was $7.86 per share for the payment period from January 1, 2006 through June 30, 2006 and $9.86 per share for the payment period from July 1, 2006 through December 31, 2006. Compensation cost related to the ESPP was $1.2 million for the year ended December 31, 2006.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

12. Comprehensive Income

Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. The Company’s other comprehensive income and related tax effects for the years ended December 31, 2006, 2005 and 2004 are as follows (Dollars in thousands):

	Pre-tax Amount	Tax (Expense) Benefit	After-tax Amount
2006
Unrealized gains on securities:
Unrealized holding gains arising during the period	$16,675	$(4,629)	$12,046
Less: reclassification adjustment for gains included in net income	2,523	(1,073)	1,450
Net unrealized holding gains arising during the period	14,152	(3,556)	10,596
Other	156	(57)	99
Net unrealized gains	14,308	(3,613)	10,695
Net unrealized derivative instrument loss	(9,020)	3,836	(5,184)
Amortization of terminated interest rate swap agreements	(2,360)	1,019	(1,341)
Currency translation adjustment	1,444	—	1,444
Other comprehensive income	$4,372	$1,242	$5,614
2005
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(60,552)	$21,481	$(39,071)
Less: reclassification adjustment for gains included in net income	12,397	(5,185)	7,212
Net unrealized holding losses arising during the period	(72,949)	26,666	(46,283)
Other	394	(165)	229
Net unrealized losses	(72,555)	26,501	(46,054)
Net unrealized derivative instrument gain	18,002	(7,529)	10,473
Amortization of terminated interest rate swap agreements	(2,970)	1,242	(1,728)
Currency translation adjustment	52	—	52
Other comprehensive income	$(57,471)	$20,214	$(37,257)
2004
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(9,168)	$3,202	$(5,966)
Less: reclassification adjustment for gains included in net income	234	(82)	152
Net unrealized holding losses arising during the period	(9,402)	3,284	(6,118)
Other	(2,671)	935	(1,736)
Net unrealized losses	(12,073)	4,219	(7,854)
Net unrealized derivative instrument gain	19,984	(6,994)	12,990
Amortization of terminated interest rate swap agreements	63	(22)	41
Currency translation adjustment	846	—	846
Other comprehensive income	$8,820	$(2,797)	$6,023

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

13. Employee Benefit Plans

Pension Plan—The Company has a trusteed, noncontributory, qualified defined benefit pension plan (‘Pension Plan’) covering substantially all of its employees who were hired before January 1, 1997. The benefits are based on years of service and the employee’s compensation during employment. Generally, the Company’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future. The plan document was amended in December 2001 and December 2004 to freeze benefit accruals for certain highly compensated participants. Effective December 31, 2005, all Pension Plan participants’ accounts were frozen and effective January 1, 2006, no further Pension Plan benefit will accrue on behalf of any Pension Plan participant.

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

Effective December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (‘SFAS 158’). SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet. The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders’ equity). Upon adopting SFAS 158, the Company recognized the funded status of its SERP and pension plans on its consolidated balance sheet. As a result, the Company recognized an adjustment of $6.8 million to the ending balance of accumulated other comprehensive income, net of tax, which represented the net losses, transition (assets) obligations, and prior service costs that had not been included in net periodic benefit cost as of December 31, 2006.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

13. Employee Benefit Plans (Continued)

The incremental effect of applying SFAS 158 on individual line items of the Company’s consolidated balance sheet consisted of the following:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Pension Plan
Asset for pension benefits	$3,095	$(2,079)	$1,016
Deferred income tax asset	—	884	884
Accumulated other comprehensive income	—	1,195	1,195
SERP
SERP liability	$(19,908)	$(9,408)	$(29,316)
Deferred income tax asset	648	4,916	5,564
Intangible assets	2,150	(2,150)	—
Accumulated other comprehensive income	876	6,642	7,518
Pension Plan & SERP
Total assets	$11,556,635	$1,571	$11,558,206
Total liabilities	10,610,060	9,408	10,619,468
Total stockholders’ equity	946,575	(7,837)	938,738

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

13. Employee Benefit Plans (Continued)

The following table sets forth the status of the Company’s Pension Plan and SERP (Dollars in thousands):

	December 31, 2006		December 31, 2005
	Pension Plan	SERP	Pension Plan	SERP
Change in benefit obligation:
Benefit obligation at beginning of year	$16,817	$27,576	$22,141	$23,543
Service cost	—	1,846	744	1,788
Interest cost	1,015	1,571	1,143	1,475
Actuarial loss	146	(1,170)	249	1,057
Benefits paid	(1,052)	(507)	(1,100)	(287)
Curtailments	—	—	(6,360)	—
Projected benefit obligation at the end of the year	16,926	29,316	16,817	27,576
Change in plan assets:
Assets at the beginning of the year	16,888	—	17,185	—
Employer contributions	—	507	—	287
Actual return	2,106	—	803	—
Benefits paid	(1,052)	(507)	(1,100)	(287)
Assets at the end of the year	17,942	—	16,888	—
Funded status at the end of year	$1,016	$(29,316)	71	(27,576)
Unrecognized net transition (asset) obligation	NM	NM	(28)	10
Unrecognized prior service cost	NM	NM	—	2,294
Unrecognized net loss	NM	NM	2,817	12,902
Net amount recognized	NM	NM	$2,860	$(12,370)

NM—information is not meaningful. Due to the adoption of SFAS 158, these amounts are now recorded as a component of accumulated other comprehensive income.

Amounts recognized in the consolidated balance sheet prior to the adoption of SFAS 158 consisted of the following (Dollars in thousands):

	December 31, 2005
	Pension Plan	SERP
Prepaid benefit cost	$2,860	$—
Accrued benefit cost	—	(18,074)
Intangible assets	—	2,304
Accumulated other comprehensive income	—	3,400
Net amount recognized	$2,860	$(12,370)

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

13. Employee Benefit Plans (Continued)

Amounts recognized in the consolidated balance sheet upon adoption of SFAS 158 on December 31, 2006 consisted of the following (Dollars in thousands):

	December 31, 2006
	Pension Plan	SERP
Pension assets	$1,016	$—
Pension liabilities	—	29,316
	$1,016	$29,316

Amounts recognized in accumulated other comprehensive income upon adoption of SFAS 158 consist of (Dollars in thousands):

	December 31, 2006
	Pension Plan	SERP
Net loss	$1,195	$6,280
Prior service cost	—	1,235
Net transition obligation	—	3
	$1,195	$7,518

The accumulated benefit obligation for the Pension Plan was $16.9 million and $16.8 million at December 31, 2006 and 2005, respectively. The accumulated benefit obligation for the SERP was $19.9 million and $18.1 million at December 31, 2006 and 2005, respectively.

Net periodic pension cost for the Company’s Pension Plan and SERP included the following components (Dollars in thousands):

	December 31, 2006		December 31, 2005
	Pension Plan	SERP	Pension Plan	SERP
Net Periodic Benefit Cost
Service cost—benefits earned / benefit obligations	$—	$1,846	$744	$1,788
Interest cost on projected benefit obligations	1,015	1,571	1,143	1,475
Expected return on plan assets	(1,413)	—	(1,435)	—
Curtailment gain	—	—	(275)	—
Amortization of net transition (asset) obligation	(28)	5	(38)	5
Amortization of prior service cost	—	145	(22)	145
Amortization of net loss	191	805	373	942
Net periodic pension (benefit) cost	$(235)	$4,372	$490	$4,355

The estimated net loss, prior service cost, and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $665, $145 and $5, respectively.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

13. Employee Benefit Plans (Continued)

The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were as follows:

	December 31, 2006		December 31, 2005
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	6.00%	6.00%	5.75%	5.75%
Rate of compensation increases	N/A	4.00-10.00	4.00	4.00-10.00

The weighted-average discount rate, rate of increase in future compensation levels, and expected rate of return on plan assets used in determining the net periodic pension cost were as follows:

	December 31, 2006		December 31, 2005
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	5.75%	5.75%	5.80%	5.80%
Rate of compensation increases	4.00	4.00	4.00	4.00
Expected rate of return on plan assets	8.50	—	8.50	—

The Company has utilized an expected rate of return on plan assets of 8.50%, which is consistent with the weighted-average of the historical return indices for specific portfolio assets.

The Company’s Pension Plan allocation by asset category is as follows:

Asset Category	December 31, 2006	December 31, 2005
Cash and short-term investments	1.4%	1.3%
Equity securities	70.5	68.4
Debt securities	28.1	30.3
Total	100.0%	100.0%

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

Cash and short-term investments represent money market funds at December 31, 2006 and 2005. Equity securities supply current income and growth through market appreciation. The Company invests in quality companies with securities that are readily marketable. Debt securities offer a source of current income and reduce the variability of the portfolio’s total market value. Fixed income investments were limited to issues by the U.S. government and its agencies, and investment grade corporate bonds at December 31, 2006 and 2005. The Pension Plan was in full compliance with the approved pension objectives and policies for the years ended December 31, 2006 and 2005. At December 31, 2006 and 2005, the pension did not hold any securities of the Company.

The Company does not expect to contribute to its Pension Plan during 2007, and no contributions were made during 2006.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

13. Employee Benefit Plans (Continued)

At December 31, 2006 and 2005, the SERP remained an unfunded plan. The Company does not anticipate making any contributions to the SERP during 2007.

The following table shows the expected future benefit payments for the next ten years (Dollars in thousands):

	Pension Plan	SERP
2007	$270	$177
2008	292	180
2009	339	185
2010	363	191
2011	384	199
2012 - 2016	2,748	3,214

Employee Savings Plan—The Company sponsors a qualified defined contribution employee savings plan covering substantially all employees. The Company matches employee contributions to the plan up to specified amounts. The total cost of this plan to the Company was $4.5 million, $3.7 million and $3.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

14. Off Balance Sheet Financial Instruments

Lines of Credit—At December 31, 2006, the Company had commitments to mutual funds, individuals and others under collateralized open lines of credit totaling $1.2 billion, against which $184.6 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at December 31, 2006 totaled $11.1 billion, while the fair value of the securities lending portfolio totaled approximately $10.7 billion. Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

14. Off Balance Sheet Financial Instruments (Continued)

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

15. Derivative Financial Instruments

Interest Rate Contracts—Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable-rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company has experienced no terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. The positive fair values related to the Company’s interest rate contracts were approximately $13.8 million and $24.3 million at December 31, 2006 and 2005, respectively, which are included in other assets on the Company’s consolidated balance sheets.

The Company enters into pay-fixed/receive-floating interest rate swap agreements. These instruments have been designated as cash flow hedges of variable-rate liabilities and a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates (thereby resulting in a variable interest expense pattern). The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.6 billion and $1.9 billion at December 31, 2006 and 2005, respectively. These contracts had net fair values of approximately $13.8 million and $24.2 million at December 31, 2006 and 2005, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheets. See also Note 17 for additional information on the fair value of the interest rate contracts.

For the year ended December 31, 2006, the Company recognized a net pre-tax loss of $1.5 million, which represented the total ineffectiveness for all cash flow hedges. For the years ended December 31, 2005 and 2004, the Company recognized net pre-tax gains of $3.5 million and $4.1 million, respectively, which represented the total ineffectiveness for all cash flow hedges.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

15. Derivative Financial Instruments (Continued)

As of December 31, 2006, the Company expects that approximately $5.9 million of deferred net after-tax gains on derivative contracts included in other comprehensive income will be reclassified to net interest income within the next twelve months. This expectation is based on the net discounted cash flows from existing cash flow hedging derivatives, as well as the amortization of gains from the terminated cash flow hedging derivatives.

Foreign Exchange Contracts—Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of spot, forward and swap contracts. Spot contracts call for the exchange of one currency for another and usually settle in two business days. Forward contracts call for the exchange of one currency for another at a date beyond spot. In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned. The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value of the Company’s foreign exchange contracts at December 31, 2006 and 2005 was $13.5 billion and $6.3 billion, respectively. The Euro foreign exchange contracts represented approximately 71% and 57% of the notional value outstanding as of December 31, 2006 and 2005, respectively. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheets. Unrealized gains in other assets were $27.5 million and $20.8 million at December 31, 2006 and 2005, respectively. Unrealized losses in other liabilities were $27.0 million and $19.7 million at December 31, 2006 and 2005, respectively. See also Note 17 for additional information on the fair value of the Company’s foreign exchange contracts. Foreign exchange contracts with the same counterparty are netted in the Company’s consolidated balance sheets when a master netting agreement exists. These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

Other—The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. At December 31, 2006 the Company had no fixed price purchase contracts outstanding to purchase investment securities. At December 31, 2005, the Company had $97.5 million of fixed price purchase contracts outstanding to purchase investment securities. Changes in fair value of these cash flow hedges are included as a component of other comprehensive income.

16. Commitments and Contingencies

Restrictions on Cash Balances—The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the FRB for the two-week period including December 31, 2006 was approximately $35.8 million. In addition, the Company’s consolidated balance sheet includes deposits totaling $44.4 million, which were pledged to secure clearings with depository institutions as of December 31, 2006.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

16. Commitments and Contingencies (Continued)

Lease Commitments—Minimum future commitments on noncancelable operating leases at December 31, 2006 were as follows (Dollars in thousands):

Fiscal Year Ending	Bank Premises	Equipment	Total
2007	$32,722	$2,467	$35,189
2008	32,813	1,351	34,164
2009	35,793	371	36,164
2010	35,581	49	35,630
2011	36,366	24	36,390
2012 and beyond	121,879	—	121,879
Total	$295,154	$4,262	$299,416

Total rent expense was approximately $36.8 million, $29.2 million and $33.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2005, the Company renewed its service agreement with Electronic Data Systems (‘EDS’), which now expires December 31, 2008. Under the terms of the agreement, EDS provides data processing services to the Company, which has agreed to pay certain monthly service fees based on usage. Service expense under this contract was $4.7 million, $7.3 million and $8.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2004, the Company renewed its agreement with SEI Investments Company (‘SEI’), which now expires on December 31, 2009. Under the terms of this agreement, SEI provides data processing services to the Company, which has agreed to pay certain monthly service fees based upon usage. Service expense under this contract was $6.4 million, $5.3 million and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2004, the Company signed a service agreement with International Business Machines Corporation (‘IBM’). Under the terms of this agreement, IBM provides support for our network and hardware environments and the Company’s help desk services. The Company has agreed to pay certain monthly services fees based upon usage. This agreement expires June 30, 2011. Service expense under this contract was $26.4 million, $13.7 million and $9.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Contingencies—Assets held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there were no contingent liabilities related to its fiduciary capacity at December 31, 2006 that were material to the consolidated financial position or consolidated results of operations of the Company.

The Company and certain of its officers were named as defendants in three purported class action complaints that were filed on or about August 4, 2005, August 15, 2005, and September 30, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts. The U.S. District

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

16. Commitments and Contingencies (Continued)

Court has consolidated those cases and appointed lead plaintiffs, who filed a consolidated complaint against the Company and seven of its current and former officers on February 3, 2006. Among other things, the consolidated complaint asserts that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the period April 10, 2001 until July 15, 2005. The allegations in the consolidated complaint predominantly relate to: (1) the Company’s October 2004 restatement of its financial results, and (2) the Company’s July 2005 revision of public guidance regarding its future financial performance. The consolidated complaint seeks unspecified damages, interest, fees, and costs. On May 14, 2006, the Company filed a motion to dismiss all claims asserted in the consolidated complaint. That motion is currently pending before the Court. The Company strongly believes that the lawsuit lacks merit and the Company intends to defend against the claims vigorously. However, the Company cannot predict the outcome of the lawsuit at this time, and the Company can give no assurance that it will not materially adversely affect the Company’s financial condition or results of operations.

The Company and nine of its officers and directors are named as defendants in two shareholder derivative complaints that were filed on or about September 22, 2005 and October 17, 2005 in the United States District Court for the District of Massachusetts, Boston, Massachusetts. Among other things, the complaints assert that the defendants are liable for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, misappropriation of information, insider trading, and violation of Section 14(a) of the Securities Exchange Act of 1934. The complaint filed on September 22, 2005 also seeks reimbursement under the Sarbanes-Oxley Act of 2002. The allegations in the complaints predominantly relate to: (1) The Company’s October 2004 restatement of its financial results, and (2) the Company’s July 2005 revision of public guidance regarding its future financial performance. The complaints seek unspecified damages, attorneys’ fees, accountant and expert fees, and costs. The Company is also named as a nominal defendant in these complaints, although the actions are derivative in nature and purportedly asserted on behalf of the Company. The Company is in the process of evaluating these claims. However, the Company cannot predict the outcome of the lawsuits at this time, and the Company can give no assurance that they will not materially adversely affect our financial condition or results of operations.

In July 2000, two of the Company’s Dublin subsidiaries, Investors Trust & Custodial Services (Ireland) Ltd. (‘ITC’) and Investors Fund Services (Ireland) Ltd. (‘IFS’), received a plenary summons in the High Court, Dublin, Ireland. The summons named ITC and IFS as defendants in an action brought by the FTF ForexConcept Fund Plc (the ‘Fund’), a former client. The summons also named as defendants FTF Forex Trading and Finance, S.A., the Fund’s investment manager, Ernst & Young, LLP, the Fund’s auditors, and Dresdner Bank-Kleinwort Benson (Suisse) S.A., a trading counterparty to the Fund. The Fund is an investment vehicle organized in Dublin to invest in foreign exchange contracts. A total of approximately $4.7 million had been invested in the Fund. Most of that money was lost prior to the Fund’s closing to subscriptions in June 1999. In January 2001, ITC, IFS and the other defendants named in the plenary summons received a statement of claim by the Fund seeking unspecified damages allegedly arising from breach of contract, misrepresentation and breach of warranty, negligence and breach of duty of care, and breach of fiduciary duty, among others. The Company has notified its insurers and intends to defend this claim vigorously. Based on its investigation through December 31, 2006, the Company does not expect this matter to have a material adverse effect on its business, financial condition or results of operations.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

17. Fair Value of Financial Instruments

The carrying amount and estimated fair value of financial instruments are as follows (Dollars in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$92,766	$92,766	$60,743	$60,743
Interest-bearing deposits with other banks	21,218	21,218	18,894	18,894
Other short-term investments	1,971	1,971	—	—
Securities held to maturity	5,532,330	5,508,788	6,761,930	6,725,729
Securities available for sale	4,799,740	4,799,740	4,369,720	4,369,720
Loans, net of allowance	270,693	270,693	402,370	402,370
Interest rate contracts	13,845	13,845	24,251	24,251
Foreign exchange contracts	27,459	27,459	20,805	20,805
Financial Liabilities:
Deposits	$6,144,942	$6,144,942	$4,992,590	$4,992,590
Securities sold under repurchase agreements	3,727,800	3,726,154	4,797,868	4,736,958
Short-term and other borrowings	517,051	517,051	1,356,649	1,356,649
Interest rate contracts	86	86	101	101
Foreign exchange contracts	26,975	26,975	19,665	19,665

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for the purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The Company uses the following methods and assumptions to determine the fair value of selected financial instruments:

Short-term financial assets and liabilities—For financial instruments with a short or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, interest bearing deposits with other banks, other short-term investments, loans and deposits.

Securities, available for sale and held to maturity—Fair values were based on prices obtained from an independent nationally recognized pricing service, or in the absence of such, prices were obtained directly from selected broker-dealers.

Securities sold under repurchase agreements and short-term and other borrowings—Fair values of the Company’s long-term borrowings and long-term repurchase agreements were based on quoted market prices, when available, and prevailing market rates for borrowings of similar terms. Carrying amounts for

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

17. Fair Value of Financial Instruments (Continued)

short-term borrowings and short-term repurchase agreements approximate fair value due to the short-term nature of these instruments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

18. Regulatory Matters (Continued)

The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital
(to Risk-Weighted Assets-the Company)	$900,299	19.04%	$378,305	8.00%	N/A	N/A
Total Capital
(to Risk-Weighted Assets-the Bank)	$863,841	18.28%	$378,048	8.00%	$472,560	10.00%
Tier 1 Capital
(to Risk-Weighted Assets-the Company)	$900,199	19.04%	$189,152	4.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets-the Bank)	$863,741	18.28%	$189,024	4.00%	$283,536	6.00%
Tier 1 Capital
(to Average Assets-the Company)	$900,199	7.63%	$472,082	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets-the Bank)	$863,741	7.32%	$471,715	4.00%	$589,643	5.00%
As of December 31, 2005:
Total Capital
(to Risk-Weighted Assets-the Company)	$731,833	18.50%	$316,553	8.00%	N/A	N/A
Total Capital
(to Risk-Weighted Assets-the Bank)	$720,113	18.21%	$316,349	8.00%	$395,436	10.00%
Tier 1 Capital
(to Risk-Weighted Assets-the Company)	$731,733	18.49%	$158,276	4.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets-the Bank)	$720,013	18.21%	$158,174	4.00%	$237,262	6.00%
Tier 1 Capital
(to Average Assets-the Company)	$731,733	5.95%	$491,685	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets-the Bank)	$720,013	5.86%	$491,549	4.00%	$614,437	5.00%

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

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

18. Regulatory Matters (Continued) (Continued)

The operations of the Company’s securities broker affiliate, Investors Securities Services, LLC (‘ISS’), are subject to federal and state securities laws, as well as the rules of both the SEC and the NASD. Management believes, as of December 31, 2006, that ISS is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s captive insurance affiliate, Investors Vermont Insurance Company (‘IVIC’), are subject to the laws and regulations of the BISHCA. Management believes, as of December 31, 2006, that IVIC is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s affiliated international subsidiaries are subject to laws and regulations of various regulators, including the OSFI, the IFSRA, the CIMA, the FSA and the CSSF. Management believes, as of December 31, 2006, that its affiliated international subsidiaries are all in compliance with all of the foregoing requirements to which each is subject.

In June 2004, the Basel Committee on Banking Supervision (‘Basel Committee’) released the document “International Convergence of Capital Measurement and Capital Standards: A Revised Framework.” The Framework, also referred to as Basel II, is designed to secure international convergence on regulations and standards governing the capital adequacy of internationally active banking organizations. In September 2006, the U.S. banking and thrift supervisory agencies issued a notice of Proposed Rulemaking setting forth a proposed framework for the timing and qualification process for U.S. banks that are either required (“core banks”) or choose (“opt-in banks”) to be subject to Basel II. As currently proposed, the new rules as applied in the U.S. are expected to become effective on January 1, 2009, subject to transitional parallel testing beginning on January 1, 2008. Although the Bank is not required to be compliant with the new rules, the Bank is in the process of developing and implementing a program to achieve Basel II compliance. Ultimately, U.S. implementation of Basel II will depend on, and will be subject to, final regulations and related policies promulgated by the U.S. supervisory agencies. The Bank cannot predict the final form of the rules, nor their impact on its risk-based capital.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

19. Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	December 31,
	2006	2005	2004
Interest income:
Federal funds sold, interest-bearing deposits with other banks and other short-term investments	$9,141	$2,250	$667
Investment securities:
Mortgage-backed securities	403,717	315,845	221,248
Federal agency securities	91,861	89,864	53,977
State and political subdivisions (exempt from federal tax)	20,071	21,217	22,300
Other securities	11,927	9,267	10,370
Loans	21,032	9,262	4,587
Total interest income	$557,749	$447,705	$313,149
Interest expense:
Deposits	$180,327	$77,706	$50,721
Securities sold under repurchase agreements	164,970	142,681	54,376
Short-term and other borrowings	45,838	54,473	17,952
Junior subordinated debentures	2,420	2,420	2,420
Total interest expense	$393,555	$277,280	$125,469
Net interest income	$164,194	$170,425	$187,680

20. Selected Quarterly Financial Data (unaudited) (Dollars in thousands, except per share data):

	First	Second	Third	Fourth
Year Ended December 31, 2006	Quarter	Quarter	Quarter	Quarter
Noninterest income	$149,467	$169,128	$154,874	$165,985
Interest income	134,437	137,921	140,338	145,053
Interest expense	91,116	99,356	101,348	101,735
Operating expenses	135,684	148,925	139,154	155,591
Income before income taxes	57,104	58,768	54,710	53,712
Income taxes	19,701	14,469	18,327	17,994
Net income	37,403	44,299	36,383	35,718
Basic earnings per share	0.57	0.68	0.55	0.54
Diluted earnings per share	0.56	0.65	0.54	0.53

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

20. Selected Quarterly Financial Data (unaudited) (Dollars in thousands, except per share data): (Continued)

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

21. Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting as management views the Company as one segment. The following represents net operating revenue by geographic area and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue			Long-Lived Assets
	For the Years Ended December 31,			December 31	December 31
Geographic Information	2006	2005	2004	2006	2005
United States	$748,133	$653,305	$579,168	$182,276	$141,810
Ireland	48,567	37,061	28,835	9,269	6,325
Canada	6,233	5,427	4,989	116	385
United Kingdom	364	3	—	1,520	850
Luxembourg	196	—	—	75	—
Cayman Islands	155	166	179	—	—
Total	$803,648	$695,962	$613,171	$193,256	$149,370

Barclays Global Investors, N.A. (‘BGI’) accounted for 18%, 18% and 17% of the Company’s consolidated net operating revenues for the years ended December 31, 2006, 2005 and 2004, respectively. No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues in the years ended December 31, 2006, 2005 and 2004.

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

21. Geographic Reporting and Service Lines (Continued)

The following represents the Company’s asset servicing fees by service line (Dollars in thousands):

	For the Years Ended December 31,
Asset servicing fees by service lines:	2006	2005	2004
Core service fees:
Custody, multicurrency accounting and fund administration	$453,573	$375,596	$314,272
Value-added service fees:
Foreign exchange	80,957	62,107	54,466
Cash management	58,777	37,592	26,396
Securities lending	27,381	22,536	10,385
Investment advisory	7,464	8,442	15,020
Other service fees	3,088	2,786	2,661
Total value-added service fees	177,667	133,463	108,928
Total	$631,240	$509,059	$423,200

22. Financial Statements of Investors Financial Services Corp. (Parent Only)

The following represents the separate condensed financial statements of IFSC (Dollars in thousands):

	Year ended	Year ended	Year ended
Statements of Income	December 31, 2006	December 31, 2005	December 31, 2004
Equity in undistributed income of bank subsidiary	$156,798	$99,809	$144,595
Equity in undistributed loss of unconsolidated nonbank subsidiary	(29)	(28)	(28)
Dividend income from bank subsidiary	—	63,000	—
Dividend income from unconsolidated nonbank subsidiary	76	76	76
Interest expense on junior subordinated deferrable interest debentures	(2,420)	(2,420)	(2,420)
Operating expenses	(2,260)	(2,254)	(1,703)
Income tax benefit	1,638	1,635	1,442
Net Income	$153,803	$159,818	$141,962

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

22. Financial Statements of Investors Financial Services Corp. (Parent Only) (Continued)

Balance Sheets	December 31, 2006	December 31, 2005
Assets:
Cash	$34,554	$10,303
Investments in bank subsidiary	926,279	785,138
Investments in nonbank subsidiaries	681	710
Receivable due from bank subsidiary	2,600	1,991
Other assets	666	709
Total Assets	$964,780	$798,851
Liabilities and Stockholders’ Equity:
Liabilities:
Accrued expenses	$98	$62
Payable due to nonbank subsidiary	1,157	1,157
Junior subordinated deferrable interest debentures	24,774	24,774
Income tax payable	13	—
Total liabilities	26,042	25,993
Stockholders’ Equity:
Common stock	685	672
Surplus	334,929	286,265
Deferred compensation	—	(311)
Retained earnings	720,433	572,549
Accumulated other comprehensive loss, net	(14,514)	(13,369)
Treasury stock	(102,795)	(72,948)
Total stockholders’ equity	938,738	772,858
Total Liabilities and Stockholders’ Equity	$964,780	$798,851

INVESTORS FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004

22. Financial Statements of Investors Financial Services Corp. (Parent Only) (Continued)

	Year ended	Year ended	Year ended
Statements of Cash Flows	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income	$153,803	$159,818	$141,962
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of bank subsidiary	(156,798)	(99,809)	(144,595)
Equity in undistributed loss of unconsolidated
nonbank subsidiary	29	28	28
Share-based awards	4,538	—	—
Amortization of deferred compensation	—	261	316
Amortization of premium expense	28	28	28
Excess tax benefit related to share-based awards	(8,017)	—	—
Change in assets and liabilities:
Receivable due from bank subsidiary	(609)	44	(376)
Income tax receivable/payable	111	(98)	484
Other assets	9	13	(8)
Accrued expenses	36	19	(13)
Net cash (used in) provided by operating activities	(6,870)	60,304	(2,174)
Cash flows from financing activities:
Proceeds from exercise of stock options	33,096	7,779	16,068
Proceeds from issuance of common stock	4,827	3,868	3,355
Common stock repurchase	(29,847)	(70,657)	(1,741)
Excess tax benefit related to share-based awards	8,017	—	—
Dividends paid to stockholders	(5,919)	(5,303)	(4,629)
Tax benefit related to the issuance of share-based awards	20,947	—	—
Net cash provided by (used in) financing activities	31,121	(64,313)	13,053
Net increase (decrease) in cash and due from banks	24,251	(4,009)	10,879
Cash and due from banks, beginning of year	10,303	14,312	3,433
Cash and due from banks, end of year	$34,554	$10,303	$14,312