Form 10-K/A
period 2006-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2007-04-30
CIK 949589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A-1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to include certain information that was omitted from Part III of the Annual Report on Form 10-K because it was intended to be incorporated by reference from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders. Because the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders will not be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report. This Amendment No. 1 contains the information that was previously omitted from Part III of the Annual Report.

This amended Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Form 10-K, except as required to reflect the additional information included in Part III of this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the additional information included in Part III, speaks as of the filing date of the original Form 10-K and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-K/A and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors and the executive officers of the Company as of April 16, 2007, their ages, and the positions currently held by them with the Company. The Company’s executive officers are appointed by, and serve at the discretion of, the board of directors. Each executive officer is a full-time employee of the Company. There is no family relationship between any executive officer and any director of the Company.

Name	Age	Position	Year Board Term Will Expire
Kevin J. Sheehan	55	Chairman of the Board and Chief Executive Officer	2007
Michael F. Rogers	49	President	n/a
John N. Spinney, Jr.	41	Senior Vice President and Chief Financial Officer	n/a
Robert D. Mancuso	46	Senior Vice President—Marketing and Client Management	n/a
Edmund J. Maroney	50	Senior Vice President—Technology	n/a
John E. Henry	42	Senior Vice President, General Counsel and Secretary	n/a
James M. Oates	60	Director	2007
Thomas P. McDermott	71	Director	2007
Frank B. Condon, Jr.	71	Director	2009
Phyllis S. Swersky	55	Director	2008
Richard P. Boyatzi	57	Director	2009
John I. Snow, III	46	Director	2009

Mr. Oates is chair of the compensation committee of which Messrs. Boyatzi, Condon and McDermott are also members. Ms. Swersky is chair of the audit committee of which Messrs. McDermott and Snow are also members. Mr. Condon is Chair of the Nominating and Corporate Governance Committee of which Messrs. Boyatzi, McDermott and Oates are also members. Ms. Swersky and Mr. Oates represent the Board of Directors on the Community Reinvestment Act Committee. The Company was organized in June 1995 to serve as the holding company for the Bank and for periods prior to that date, references to the Company mean the Bank.

Mr. Sheehan has served as a director since 1990. He has been Chief Executive Officer and Chairman of the Board of Directors since June 1995. Mr. Sheehan served as President from June 1992 to August 2001. Prior to joining the Company in May 1990 with the Company’s acquisition of the Financial Products Services Division of the Bank of New England, Mr. Sheehan was a Senior Vice President at the Bank of New England.

Mr. Rogers has been President since August 2001, and has had responsibility for all operating areas since 1990. He served as Executive Vice President from September 1993 to August 2001. Prior to joining the Company in May 1990 with the Company’s acquisition of the Financial Products Services Division of the Bank of New England, Mr. Rogers was a Vice President at the Bank of New England.

Mr. Spinney has been Senior Vice President since August 2001 and Chief Financial Officer since January 2002. Prior to joining the Company in August 2001, Mr. Spinney was an audit partner in the Financial Services Practice of KPMG LLP, a public accounting firm.

Mr. Mancuso has been Senior Vice President—Marketing and Client Management since September 1993. He joined the Company in September 1992. Prior to joining the Company, Mr. Mancuso was Eastern Region Director of Sales for PRJ Associates, a software development firm.

Mr. Maroney has been Senior Vice President—Technology since July 1991. Mr. Maroney served as a Systems Manager in the custody department prior to becoming Senior Vice President. Prior to joining the Company in May 1990 with the Company’s acquisition of the Financial Products Services Division of the Bank of New England, Mr. Maroney was Vice President at the Bank of New England.

Mr. Henry has been General Counsel of the Company since February 1996, Secretary of the Company since January 1997 and Senior Vice President since April 2000. Prior to joining the Company, Mr. Henry was an associate at the Boston law firm of Testa, Hurwitz & Thibeault, LLP. Mr. Henry is Chairman of The Arts & Business Council of Greater Boston, a non-profit organization.

Mr. Oates has been a director of the Company since June 1995. Mr. Oates has been the Managing Director of the Wydown Group, a consulting firm specializing in start-ups, since 1994. Mr. Oates served as President and Chief Executive officer of Neworld Bancorp Incorporated from 1984 to 1994 and Chairman of Hudson Castle Group Inc., from 1995 to 2006. Mr. Oates is a Director and Chairman of the Investment Committee and Member of the Audit and Personnel Committees of Connecticut River Bancorp, Inc., and Connecticut River Bank. Mr. Oates is also a Director and Member of the Executive, Compensation, Audit and Finance Committees and Chairman of the Nominating Committee of Stifel Financial Corporation, a Director of the New Hampshire Trust Co., a Director of twenty-five Phoenix Mutual Funds and Chairman of the Board of Trustees of the John Hancock Trust and John Hancock Funds II. Mr. Oates is Chairman of the Board of Directors and a Member of the Executive and Compensation Committees of Emerson Investment Management, Inc. Mr. Oates is also a member of the Finance and Investment Committee of the Endowment for Health, a New Hampshire non-profit corporation and President of the Board of Trustees of Middlesex School.

Mr. McDermott has been a director of the Company since June 1995. He has been Managing Director of TPM Associates, a consulting firm, since January 1994. He served as Managing Partner, New England Area of Ernst & Young LLP from 1989 to 1993. Mr. McDermott is also a director of Harvard University—LASPAU and director Emeritus of ACCION International.

Mr. Condon has been a director of the Company since April 1986. From July 1982 to July 1993, he was Chief Executive Officer and President, and from July 1993 to April 1997 he was Chief Executive Officer and Chairman of Woodstock Corporation, a Boston-based investment management firm and of its wholly owned subsidiary, Woodstock Service Corporation, a provider of financial services. Mr. Condon also serves as a Manager of Coal, Energy Investments & Management, LLC and as a consultant to Woodstock Corporation.

Ms. Swersky has been a director of the Company since February 1996. She has been President of The Meltech Group, a consulting firm specializing in business advisory services for high-growth potential businesses, since 1995. Ms. Swersky has served in various executive management positions in the computer software and services industry including chief financial officer, chief operating officer and chief executive officer. Ms. Swersky also serves as a Director of Art Technology Corp., an e-commerce software company, and Berkshire Life Insurance Company of America, Inc.

Mr. Boyatzi joined the Company as a director in January 2006. From 2002 to 2004, Mr. Boyatzi served as the U.S. Financial Markets Consulting Practice Leader with IBM Global Consulting Services. From 1977 to 2002, Mr. Boyatzi served in the Consulting Practice of PricewaterhouseCoopers focusing on financial services in the United States and Europe.

Mr. Snow joined the Company as a director in February 2006. Mr. Snow has been a Managing Director of Boston Projects, Inc., an alternative investment management firm, since 2000. He served in other positions with Boston Projects, Inc. from 1989 to 2000, prior to which he was associated with KPMG LLP from 1984 to 1989. Mr. Snow currently serves as a Director for the boards of Advanced Duplication Services, Hudson Castle Group, Inc., Hoffco, Inc., Porter Group and Library System Services, Inc. Mr. Snow is a member of the Investment Committee of the New Hampshire Charitable Foundation, a member of the Investment Committee for the Endowment for Health, a New Hampshire non-profit corporation, and President of the Board of Trustees of the Winchester (MA) Foundation for Educational Excellence.

A director may be removed for cause, which is generally defined under Delaware law as an event of a substantial nature which directly affects the rights and interests of a company’s stockholders, such as disclosing trade secrets of the Company or embezzling corporate funds, by a vote of at least a majority of the shares of the Company’s capital stock entitled to vote in the election of directors. A director may be removed without cause by a vote of at least seventy-five percent of the shares of the Company’s capital stock entitled to vote in the election of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the year ended December 31, 2006, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2006.

Code of Conduct

We maintain a Code of Conduct consistent with the rules and regulations of the Securities Exchange Act of 1934 that applies to all of our employees and directors. Our Code of Conduct is available on our website at www.ibtco.com.

Stockholder Nominations

Our board’s nominating and corporate governance committee will consider nominees recommended by stockholders. Any such recommendations should be submitted in writing to our Secretary at our principal executive offices in accordance with the nominating procedures set forth in our by-laws. Nominees recommended by stockholders will be evaluated in the same manner as nominees identified by management, the board or the nominating and corporate governance committee. The committee did not receive any stockholder nominee recommendations in 2006.

Audit Committee

Our board maintains an audit committee comprised of Phyllis S. Swersky, Chair, Thomas P. McDermott and John I. Snow III, all of whom have been determined to be independent. Our board of directors has determined that Ms. Swersky and Mr. McDermott are “audit committee financial experts” as defined in the applicable rules and regulations of the Securities Exchange Act of 1934.

ITEM 11.         EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

In the paragraphs that follow, we will provide a detailed overview and analysis of our compensation programs and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Later in this report under the heading “Executive Compensation” are tables which contain specific information about the compensation earned by or paid during 2006 to the following individuals, whom we refer to as our named executive officers:

•       Kevin J. Sheehan, Chairman and Chief Executive Officer

•       John N. Spinney, Jr., Senior Vice President and Chief Financial Officer

•       Michael F. Rogers, President

•       Edmund J. Maroney, Senior Vice President—Technology

•       Robert D. Mancuso, Senior Vice President—Marketing and Client Management

The discussion below is intended to help you understand the detailed information provided in those tables and to put that information into context within our overall compensation program.

Overview

Our executive compensation program is administered by the four member compensation committee of our board of directors. The four members of the compensation committee are independent non-employee directors, each of whom qualifies as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Each year, the compensation committee establishes the compensation of the chief executive officer. Each year, the chief executive officer determines and recommends the compensation of the other executive officers of the Company, and those recommendations are reviewed, amended as appropriate and approved by the compensation committee. Various models and matrices used by the compensation committee in setting executive compensation are prepared at the direction of the committee by our chief executive officer, our chief financial officer and/or our general counsel. After establishing and approving the compensation packages, the compensation committee then recommends those packages to the full board for approval.

Objectives

Our compensation policy for executive officers is designed to achieve the following objectives:

•       To motivate management to satisfy the increasing demands of our large, global, sophisticated and high-growth client base;

•       To drive the profitability, competitive posture and dimensions of our company while increasing stockholder value;

•       To reward executives in accordance with our achievement of annual earnings objectives as well as long-term stock performance goals;

•       To recognize individual initiative and achievement; and

•       To provide competitive compensation that will attract, retain and motivate qualified key executives.

Methods for Determining and Assessing Compensation Levels and Programs

The financial services industry is extremely competitive with regard to attracting and retaining qualified personnel at all levels. That competition is even more intense for senior management. We compete for employees and management with companies possessing far greater resources. Each year we are challenged to create executive compensation programs that will attract and retain the best and the brightest while, at the same time, remaining affordable for the Company.

We seek to meet this challenge by ensuring that the majority of compensation for our senior executives is incentive based. As a result, material increases or decreases in compensation are driven by our financial performance and the individual performance of senior executives. In short, if we don’t earn it, we don’t pay it.

Annual Review of Market Data

Each year, we conduct a benchmark study of compensation in the financial services industry. In 2006, we relied primarily on a database provided by Equilar, Inc. which aggregates information from proxy statements and other documents filed with the Securities and Exchange Commission. In addition, we used data from third party compensation surveys, including Mercer Human Resources Consulting and McLagan Partners.

Reports generated from the Equilar database and relevant surveys allowed the compensation committee to review and compare base salary, bonus, total cash compensation, equity compensation and other long term compensation at 21 companies in the financial services industry and financial services technology industry. These comparator companies include State Street Corporation, the Bank of New York, Northern Trust, Mellon Financial Corp., SEI Investments Co., J.P. Morgan Chase, PNC Financial Services Group, Inc. and Synovus Financial Corp.

The compensation committee conducted various analyses of the compiled compensation data, including adjustments based on revenue and growth rate. The compensation committee reviewed each component of compensation as well as the total mix of compensation. Each year, the compensation committee considers the advisability of engaging an independent compensation consultant. In 2006, the committee did not engage an independent compensation consultant.

Elements of Our Compensation Program

Our compensation program for executive officers consists of the following elements:

•       Base salary, which is determined on an annual basis;

•       Annual incentive compensation in the form of cash bonuses which are based on the achievement of pre-determined financial objectives;

•       Long-term equity incentive compensation;

•       Post-employment benefits, including employment agreements, change-in-control employment agreements and retirement benefits; and

•       Perquisites and health and welfare benefits.

These elements are considered both individually and, more importantly, as components of a total package. When the compensation committee reviews the competitiveness of our total compensation package for senior executives, the committee recognizes that each individual element may be slightly above or below competitive targets. The committee seeks to ensure that the entire package, viewed together, remains competitive.

Base Salary

Base salary for executive officers is intended to be competitive with the base salaries offered for similar executive positions at other companies in the financial services industry and related industries, and reflects scope of responsibility, external compensation data, our financial performance and individual performance. Generally, base salary adjustments are approved annually prior to December 31, with changes effective the following January 1.

In November 2005, the compensation committee set the base salaries for executive officers for 2006 at a level the committee believes reflected a mid range of the competitive level necessary to retain and motivate the senior executives. Our board approved the 2006 base salaries for senior executives in November 2005. In November 2006, the compensation committee set the base salaries for executive officers for 2007, taking into account competitive information and our earnings performance. Messrs. Sheehan, Rogers, Maroney and Mancuso received no increase in base salary for 2007, while Mr. Spinney received an increase of 11%.

Incentive Bonus Compensation

Incentive bonus compensation for executive officers is paid under our Senior Executive Bonus Plan and is based on achieving predetermined targets for GAAP earnings per share. The compensation committee believes that GAAP earnings per share provide an objective measure of senior executives’ success in increasing shareholder value. The committee may decide in the future to use additional or different performance measures for the payment of incentive bonus compensation.

The targets for earnings per share are established by the compensation committee within the first 90 days of each fiscal year. The targets are set out in a matrix that specifies bonus compensation as a percentage of base salary depending on the level of earnings per share performance achieved during the year. Once established for a fiscal year, the specific targets under the performance goals may be modified only with the approval of the full board of directors, except to reflect changes in the Company’s common stock (such as stock splits, stock dividends or recapitalizations). There were no modifications to the 2006 earnings per share targets in the matrix.

The compensation committee determines earnings per share target levels based on a review of the Company’s budget and strategic plan for the year, as well as relevant market conditions and other external factors. No payments will be made under our Senior Executive Bonus Plan to the extent minimum performance goals are not met. In addition, the compensation committee designs the matrix so that the top range of compensation is only earned with exceptional earnings out-performance. Payment of the incentive bonus compensation is subject to a review of each executive’s individual performance. Currently, all payments are made in cash.

If the earnings upon which incentive bonus payments have been paid are restated, the compensation committee and the full board of directors, with the assistance of outside experts as appropriate, will conduct a detailed analysis of all relevant factors to determine whether the refund of any amounts paid is appropriate. The factors to be reviewed include, among other things:

•       Whether evidence of fraud, malfeasance or manipulation of accounting methods to achieve results exists;

•       The materiality of the restatement and the impact on bonus payments;

•       Whether bonus caps were reached in any impacted year; and

•       Whether a legal requirement to refund bonuses exists.

Incentive Bonus Compensation in 2006.

The earnings per share incentive bonus compensation targets for 2006 were set by the compensation committee and approved by our full board of directors in January 2006. Our executive officers were eligible to receive incentive bonus compensation as a percentage of base salary ranging from 0% to 325%, depending on the level of earnings per share performance achieved during the year. Our 2006 earnings per share of $2.28 resulted in payments to our named executive officers equal to 190% of base salary, a decrease from payments of 210% of base salary in 2005. Accordingly, approximately 66% of the 2006 cash compensation for our executive officers was incentive based, tied directly to earnings per share performance.

Incentive Bonus Compensation in 2007.

In January 2007, the compensation committee set earnings per share incentive bonus compensation targets for the year ended December 31, 2007. The named executive officers will be eligible to receive incentive bonus compensation as a percentage of base salary ranging from 0% to 325%, depending on the level of earnings per share performance achieved during the year. As stated above, the compensation committee designed the 2007 matrix so that the top range of compensation is only earned with exceptional earnings out-performance. If the proposed business combination with State Street Corporation is consummated as planned in 2007, incentive bonus compensation received by the named executive officers will be determined by their change in control employment agreements and any additional agreement they may individually execute with State Street Corporation.

Mr. Mancuso’s Sales Commission Agreement

Mr. Mancuso is not eligible to participate in the Senior Executive Bonus Plan. Instead, Mr. Mancuso has entered into a Sales Commission Agreement with the Company under which he is eligible to receive commission based on business sold by Mr. Mancuso, as well as an override commission on business sold by his staff. Commissions are paid based on a percentage of revenue received from the applicable client during the first year of the relationship. Mr. Mancuso’s commissions are not capped.

Long-Term Equity Incentive Compensation

The compensation committee believes that long-term equity incentive compensation aligns the interests of executive officers with those of our stockholders. The committee also believes that equity ownership by executive officers helps to balance the short-term focus of annual incentive bonus compensation with an emphasis on long-term financial results and may help to retain key executives.

The compensation committee continually evaluates all forms of long-term equity incentive compensation for executives, including stock options, restricted stock, restricted stock units and stock appreciation rights. The compensation committee to date has primarily used stock options for long-term equity incentive compensation. The committee believes that stock options granted at fair market value are an effective incentive tool because they have no value to the executive unless our stock price increases. In addition, the committee believes that providing for vesting periods of at least four years and a term of ten years, encourages executives to focus on long-term financial results, rather than short term gains. At the same time, the committee recognizes that in a falling stock market, the Company will continue to incur expense related to stock options despite the fact that the options may have little or no value to an executive. The committee believes that the benefits of our stock option program outweigh any negative aspects.

When establishing equity incentive grant levels for executives, the compensation committee considers information from our annual compensation benchmarking study, previous grants of equity incentives, vesting schedules and exercise prices of outstanding equity incentives and the current stock price.

Historically, virtually all stock options to executive officers were granted at the regularly scheduled November meeting of the full board of directors. In 2006, the committee conducted an extensive evaluation of stock option grant practices, and determined to move the grant date for equity incentives to the first quarter of each fiscal year, after results for the prior year are finalized and reported. As a result, no grants of stock options were made by the compensation committee to named executive officers in 2006. In January 2007, the compensation committee and the full board of directors approved stock option grants to the named executive officers as set forth in the following table. The grants below have an exercise price of $46.90 which is equal to the fair market value of the Company’s common stock on the date of grant and vest in 108 equal monthly installments over nine years.

Name	No. of Shares Underlying Option
Kevin J. Sheehan	225,000
John N. Spinney, Jr.	100,000
Michael F. Rogers	150,000
Edmund J. Maroney	100,000

If the proposed business combination with State Street Corporation is consummated, the unvested portion of the above grants will vest at the closing date.

Just as our shareholders put their money at risk when they invest in our company, we believe that a significant portion of our executives’ compensation should be at risk, and that the portion at risk should increase with the executive’s level of responsibility. For example, only 12% of Mr. Sheehan’s total compensation related to 2006 was fixed (in the form of salary) and the remaining 88% was at risk: 22% was represented by his incentive bonus compensation and 66% by his long-term equity incentive opportunity granted in January 2007. We believe that this weighting of performance-based at-risk compensation most effectively meets our critical objectives of performance alignment and long-term retention of top talent.

Post-Employment Benefits

Employment and Change of Control Agreements.

Each named executive officer is a party to an employment agreement and a change of control employment agreement with us.

The employment agreements provide for the key terms of employment for each named executive officer, define grounds for termination of the executive by us for cause and provide for payments to the executive in the event of termination by us for no cause or certain terminations by the executive for good cause. If we terminate an executive for no cause or the executive terminates employment for good cause, the executive will receive his salary, bonus and health and welfare benefits for the remainder of the contract term or two years, whichever is greater. A detailed description of the employment agreements is contained below under the heading “Potential Payments Upon Termination or Change-in-Control.”

The change of control employment agreements are renewed automatically each year and become effective upon a change in control of the Company. The agreements provide that in the event of a termination during the three-year effective term of the agreement, whether by the Company or its successor without cause, or by the executive for good reason, the terminated executive will receive a lump sum payment equal to three times the executive’s most recent annual salary plus a payment equal to three times the highest of the executive’s three most recent annual bonuses, as well as continuing benefits and medical coverage for three years. In addition, the executive will receive the actuarial equivalent of the benefit under the Company’s defined benefit and supplemental pension plans that the executive would receive if his employment continued for three years after termination. In addition, Messrs. Rogers and Maroney will receive age and service credit to age 55 under those plans. Payments under the change of control agreements which are subject to excise tax will be “grossed up” by the Company. A detailed description of the change of control employment agreements is contained below under the heading “Potential Payments Upon Termination or Change-in-Control.”

In setting the terms and conditions of the employment agreements and change of control agreements, the compensation committee consulted with outside experts experienced in establishing executive employment agreements in the financial services industry. In addition, the compensation committee reviewed information regarding post-employment benefits offered by other financial services organizations. As a result of its research, the compensation committee made the following determinations:

•       In order to focus on executing the Company’s strategic plans and increasing shareholder value, senior executives should be free of concerns regarding their employment status in the event of a change of control or other management change;

•       During negotiation of the terms of any change of control, executives will not be distracted from obtaining the best transaction for shareholders, regardless of the executive’s resulting individual employment status, if those executives have appropriate personal protections, including provisions allowing termination at the executive’s option during a specified window after the change of control; and

•       Because employment agreement and change of control agreement protections are common in the extremely competitive market for financial services executives, failure to provide these protections could result in our inability to attract and retain key talent.

Accordingly, the compensation committee believes that the employment agreements and change in control agreements are in the best interest of shareholders because they help the Company attract and retain key talent and allow senior executives to execute the Company’s business plans and strategic transactions free from distraction and with a sole focus on driving shareholder value.

The terms of the employment agreements and change of control agreements are reviewed annually by the compensation committee and the full board of directors.

Please note that the tabular disclosures set forth in this report regarding post termination payments are based on an assumed acquisition date of December 31, 2006 as well as other assumptions prescribed by regulation. The tables in this report do not reflect actual payments that may be received by named executive officers in the proposed business combination with State Street Corporation.

Pension Plan and Supplemental Executive Retirement Plan.

We maintain a qualified pension plan and a non-qualified supplemental executive retirement plan, or SERP. Benefit accruals under our pension plan were frozen for all participants in 2004 and as to all named executive officers in 2002. Benefits payable to named executive officers under our pension plan and SERP are based on years of service and final average monthly compensation. A detailed presentation of benefits payable to our named executive officers under these retirement plans are set forth below under the heading “Pension Benefits.”

Each year, the compensation committee considers the appropriateness of maintaining the pension plan and SERP as well as the levels of compensation provided under the plans. The compensation committee believes, based on its review of the market data discussed above, that the retirement benefits provided by the pension plan and the SERP have remained common in the financial services industry, despite the fact that they may be declining in popularity in other industries. In order to continue to attract and retain top-level talent in the financial services industry, the committee believes that these benefits are a necessary component of compensation for key executives. The amount accrued each year for a named executive under the pension plan and SERP is determined based on actuarial calculations. The compensation committee and full board of directors reviews and approves the obligation accrued for each named executive under the SERP on an annual basis.

401(k) Plan.

Our named executive officers are entitled to participate in our 401(k) Plan on the same terms and conditions as all employees.

Perquisites and Health and Welfare Benefits

The compensation committee recognizes that the demands of our large, global, sophisticated and high growth clients increasingly require the 24 hour a day, seven day a week availability of senior executives. The compensation committee has implemented a limited program of perquisites based on practices common for senior executives in the financial services industry with the goals of:

•       Ensuring that the total compensation package for senior executives remains competitive; and

•       Providing benefits that lessen the impact of or compensate for intrusions into personal lives of executives necessitated by the global nature and fast pace of our business.

Our named executive officers receive the following perquisites, paid for by the Company: car allowance, parking, tax and estate planning, executive life insurance and supplemental long-term disability insurance. Dollar amounts associated with these items are set forth below in the Summary Compensation Table and related footnotes. The compensation committee believes that these perquisites are an important element of a competitive compensation package for senior executives in the financial services industry, and help the company to attract and retain key executives.

Our named executive officers also are entitled to participate in the health and welfare programs provided to all employees, on the same terms as other employees. These programs include health insurance, dental insurance, a vision plan and various other programs and discounts. The compensation committee believes these programs are essential components of compensation for employees at all companies of the size and scope of our Company.

Security Ownership Requirements and Hedging

We do not impose equity or security ownership guidelines on executive officers. Because our executive officers traditionally have maintained significant ownership positions in our common stock, the compensation committee does not believe ownership guidelines are necessary at this time. Our insider trading policy prohibits employees from buying or selling derivative securities based on the common stock of Investors Financial Services Corp.

Impact of Tax and Accounting Treatment of Executive Compensation

In order to calculate the true cost of executive compensation to the Company, the compensation committee must consider the tax and accounting treatment of various forms of compensation. The Internal Revenue Code and related regulations provide generally that in order to qualify for a tax deduction, compensation in excess of $1 million paid to a public corporation’s executive officers must qualify as performance-based compensation. Compensation that does not qualify for a tax deduction is, in effect, more expensive for the Company. The compensation committee seeks to ensure that virtually all compensation paid to executive officers is tax deductible under Federal law. Accordingly, the Company’s Senior Executive Bonus Plan has been approved by shareholders pursuant to the requirements of Section 162(m) of the Internal Revenue Code.

The compensation committee also considers the impact of accounting treatment on compensation expense. With the requirement under FAS 123R to expense stock options, the committee now considers issues, such as vesting schedules, that impact the amount of compensation expense recognized in a financial reporting period, creating additional complexities in compensation planning. In addition, the compensation committee reviews the accounting impact of different forms of equity compensation, including stock options and restricted stock.

We continue to monitor the regulatory developments under Internal Revenue Code Section 409A, which was enacted as part of the American Jobs Creation Act of 2004. Section 409A imposes substantial limitations and conditions on nonqualified deferred compensation plans, including certain types of equity compensation and separation pay arrangements. We intend to amend our compensation arrangements, if necessary, in order to ensure their full compliance with the recently released final regulations under Section 409A in accordance with applicable deadlines.

Conclusion

The compensation committee is satisfied that the executive officers of the Company are dedicated to achieving significant improvements in the long-term financial performance of the Company and that the compensation policies and programs implemented and administered have contributed and will continue to contribute towards achieving that goal.

COMPENSATION COMMITTEE REPORT

The compensation committee of the board of directors of the Company has reviewed and discussed the Compensation, Discussion and Analysis contained in this Annual Report on Form 10-K/A with management and, based on such review and discussions, the compensation committee recommended that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE
James M. Oates, Chairman
Richard P. Boyatzi
Frank B. Condon, Jr.
Thomas P. McDermott

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities for the year ended December 31, 2006 by our chief executive officer, chief financial officer and each of our three other most highly compensated executive officers whose total compensation for 2006 was in excess of $100,000 and who were serving as executive officers at December 31, 2006 (the “named executive officers”). No other executive officers who would have otherwise been includable in this table on the basis of total compensation for 2006 have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Kevin J. Sheehan Chairman and Chief Executive Officer	2006	1,049,070	65,411	1,993,233	424,600	83,914	3,616,228
John N. Spinney, Jr. Senior Vice President and Chief Financial Officer	2006	450,000	279,687	855,000	94,700	66,687	1,746,074
Michael F. Rogers President	2006	908,710	54,498	1,726,549	161,700	61,798	2,913,255
Edmund J. Maroney Senior Vice President—Technology	2006	623,150	60,410	1,183,985	155,700	71,988	2,095,233
Robert D. Mancuso Senior Vice President—Marketing and Client Management	2006	437,338	43,607	899,680	63,900	52,617	1,497,142

(1)             Amounts represent the aggregate expense recognized for financial statement reporting purposes with respect to 2006 in accordance with FAS123R for stock options granted to the named executive officer.

FAS 123R expense for stock options is based on the fair value of the options on the date of grant using the Black-Scholes option pricing model. The options resulting in the expense listed in the table above were granted on November 17, 2003 and June 15, 2004. The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the 2003 and 2004 grants, respectively: a risk-free interest rate of 2.77% and 3.40%, an expected life of four years, an expected volatility of 55.03% and 51.73%, and a dividend yield of 0.16% and 0.16%. Mr. Maroney also received an automatic reload grant on November 13, 2006. The Black-Scholes assumptions for that grant were: a risk free interest rate of 4.65%, an expected life of 2 years, an expected volatility of 35.58% and a dividend yield of 0.23%.

(2)             For Messrs. Sheehan, Spinney, Rogers and Maroney, the amounts represent payments pursuant to the Company’s Executive Bonus Plan earned in 2006, a portion of which were paid in 2007. For Mr. Mancuso, amounts represent payments made in 2006 pursuant to Mr. Mancuso’s sales commission agreement with the Company, some of which payments relate to sales made in 2005.

(3)             Amounts represent the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under all defined benefit and actuarial pension plans (including the tax-qualified pension plan and the non-qualified SERP) from December 31, 2005 (the pension plan measurement date used for financial statement reporting purposes with respect to the Company’s audited financial statements for the 2005 fiscal year) to December 31, 2006 (the pension plan measurement date used for financial statement reporting purposes with respect to the Company’s audited financial statements for the 2006 fiscal year).

(4)             Amounts include the following compensation and perquisites:

Name	Car Allowance(a)	Parking(b)	Tax Consulting(c)	Executive Life Insurance(d)	Long Term Disability(e)	401(k) Match(f)	Total
Kevin J. Sheehan	28,197	1,730	16,738	23,803	6,695	6,600	83,764
John N. Spinney, Jr.	19,042	1,730	10,730	7,326	3,758	6,600	66,537
Michael F. Rogers	16,781	1,730	19,657	11,678	5,202	6,600	61,648
Edmund J. Maroney	27,139	1,730	25,182	5,900	5,287	6,600	71,838
Robert D. Mancuso	26,895	1,730	8,584	3,888	4,770	6,600	52,467

(a)              Includes an allowance for a lease of a car.

(b)             Fees for parking privileges at the Garage at 100 Clarendon.

(c)              Fees paid to (1) a public accounting firm for personal tax consulting and preparation and (2) to a law firm for estate planning.

(d)             Amounts paid by the Company to compensate for the cost of life insurance premiums for the benefit of the named executive officer.

(e)              Amounts paid by the Company to compensate for the cost of additional Long-Term Disability insurance.

(f)               The dollar value of matching contributions made pursuant to the Company’s 401(k) plan, a qualified employee benefit defined contribution plan, for 2006.

Grants of Plan-Based Award

The table below shows each grant of an award made to a named executive officer under any plan during the year ended December 31, 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Underlying Options (#)(2)	Option Awards ($/Sh)	Option Awards ($)
Kevin J. Sheehan		—	1,835,873	3,409,478
John N. Spinney, Jr.		—	875,000	1,625,000
Michael F. Rogers		—	1,590,243	2,953,308
Edmund J. Maroney	11/13/06	—	1,090,513	2,025,238		1,805	39.88	$16,803
Robert D. Mancuso		—	250,000		(3)

(1)          These columns reflect the threshold, target and maximum payout levels under our Senior Executive Bonus Plan for 2007. The actual amount earn by each named executive officer is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. Additional information about our Senior Executive Bonus Plan is included in the Compensation Discussion and Analysis section of this report.

(2)          This column reflects the number of stock options granted under our 2005 Equity Incentive Plan. The only grant to a named executive officer in 2006 was an automatic “reload” option grant to Mr. Maroney in connection with the exercise of vested options. In the exercise, Mr. Maroney surrendered to the Company shares then owned by him in payment of the exercise price and received a reload option grant equal to the number of shares surrendered. The reload option grant has an exercise price equal to the fair market value on the date of grant and has the same expiration date as the options that were exercised.

(3)          Pursuant to Mr. Mancuso’s Sales Commission Agreement, Mr. Mancuso is entitled to set percentages of revenue derived from sales made by him or his staff. The Sales Commission Agreement does not cap Mr. Mancuso’s commission eligibility.

Outstanding Equity Awards at Fiscal Year-End

The table below shows outstanding equity awards at December 31, 2006 for each named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Kevin J. Sheehan	91,512	—		$5.41	11/18/2007
	153,304	—		$5.98	11/16/2008
	50,456	—		$7.50	11/18/2007
	7,976	—		$7.50	11/16/2008
	110,808	—		$10.88	11/15/2009
	109,688	—		$10.88	11/15/2009
	30,148	—		$10.76	11/18/2007
	33,372	—		$10.76	11/16/2008
	39,162	—		$34.75	11/13/2010
	117,124	—		$34.75	11/13/2010
	3,158	—		$31.67	11/14/2011
	16,362	—		$31.67	11/14/2011
	116,842	—		$31.67	11/14/2011
	2,850	—		$34.90	11/18/2007
	3,428	—		$29.03	11/16/2008
	3,219	—		$31.09	11/12/2012
	26,781	—		$31.09	11/12/2012
	—	2,874	(1)	$34.79	11/17/2013
	23,749	3,377	(1)	$34.79	11/17/2013
	2,345	—		$42.61	11/15/2009
	2,345	—		$42.61	11/13/2010
	63,514	—		$41.03	11/15/2014
	30,000	—		$41.03	11/15/2014
	90,000	—		$39.19	11/14/2015
John N. Spinney, Jr.	9,796	—		$36.97	6/18/2012
	2,501	—		$31.09	11/12/2012
	—	2,874	(2)	$34.79	11/17/2013
	3,334	1,293	(2)	$34.79	11/17/2013
	—	2,412	(3)	$41.45	6/15/2014
	32,291	15,297	(3)	$41.45	6/15/2014
	1,308	—		$42.66	6/18/2012
	607	—		$42.66	11/12/2012
	20,000	—		$41.03	11/15/2014
	9,333	—		$39.19	11/14/2015
	60,000	—		$39.19	11/14/2015
Michael F. Rogers	54,436	—		$10.76	11/18/2007
	32,444	—		$10.76	11/16/2008
	3,354	—		$28.97	11/12/2007
	2,876	—		$34.75	11/13/2010
	46,080	—		$34.75	11/13/2010

Michael F. Rogers (cont’d)	97,124	—		$34.75	11/13/2010
	8,122	—		$33.13	11/18/2007
	8,990	—		$33.13	11/16/2008
	3,158	—		$31.67	11/14/2011
	86,878	—		$31.67	11/14/2011
	96,842	—		$31.67	11/14/2011
	2,850	—		$34.90	11/18/2007
	3,476	—		$36.22	11/18/2007
	4,454	—		$36.22	11/16/2008
	3,219	—		$31.09	11/12/2012
	21,781	—		$31.09	11/12/2012
	41,513	—		$31.09	11/12/2012
	3,324	—		$31.09	11/16/2008
	8,215	—		$36.00	11/16/2008
	—	2874	(4)	$34.79	11/17/2013
	19,791	2,335	(4)	$34.79	11/17/2013
	36,837	—		$34.79	11/17/2013
	2,627	—		$38.05	11/15/2009
	25,953	—		$38.05	11/15/2009
	65,697	—		$41.03	11/15/2014
	25,000	—		$41.03	11/15/2014
	18,100	—		$34.90	11/15/2009
	87,875	—		$39.19	11/14/2015
	75,000	—		$39.19	11/14/2015
Edmund J. Maroney	16,512	—		$5.41	11/18/2007
	68,304	—		$5.98	11/16/2008
	29,752	—		$7.27	11/18/2007
	9,192	—		$10.88	11/15/2009
	50,808	—		$10.88	11/15/2009
	14,052	—		$10.88	11/15/2009
	12,560	—		$10.76	11/18/2007
	19,464	—		$10.76	11/16/2008
	2,062	—		$22.22	11/18/2007
	2,876	—		$34.75	11/13/2010
	9,782	—		$34.75	11/13/2010
	37,124	—		$34.75	11/13/2010
	1,838	—		$33.13	11/18/2007
	3,158	—		$31.67	11/14/2011
	9,316	—		$31.67	11/14/2011
	76,842	—		$31.67	11/14/2011
	924	—		$34.90	11/18/2007
	3,219	—		$31.09	11/12/2012
	16,781	—		$31.09	11/12/2012
	2,438	—		$28.10	11/18/2007
	—	2,874	(2)	$34.79	11/17/2013

Edmund J. Maroney (cont’d)	15,833	1,293	(2)	$34.79	11/17/2013
	729	—		$41.03	11/16/2008
	16,736	—		$41.03	11/15/2014
	20,000	—		$41.03	11/15/2014
	60,000	—		$39.19	11/14/2015
	1,805	—		$39.88	11/16/2008
Robert D. Mancuso	2,800	—		$31.09	11/12/2012
	951	—		$31.09	11/12/2012
	—	2,874	(2)	$34.79	11/17/2013
	4,584	1,293	(2)	$34.79	11/17/2013
	624	—		$43.59	11/15/2009
	11,757	—		$40.41	11/13/2010
	2,473	—		$40.41	11/13/2010
	27,622	—		$40.41	11/13/2010
	4,685	—		$40.41	11/14/2011
	39,178	—		$40.41	11/14/2011
	2	—		$40.41	11/12/2012
	61,126	—		$40.41	11/17/2013
	1,793	—		$40.41	11/17/2013
	5,767	—		$40.41	11/12/2012
	111,294	—		$41.03	11/15/2014
	60,000	—		$39.19	11/14/2015

(1)          Amounts represent incentive stock options and nonqualified stock options that are aggregated as one grant for vesting purposes. The original grant vests in 48 equal monthly installments of 625 shares beginning on November 17, 2003 (the original grant date). In any given month, the 625 shares that vest will come from either the incentive stock option or the nonqualified stock option, in accordance with Internal Revenue Code Requirements.

(2)          Amounts represent incentive stock options and nonqualified stock options that are aggregated as one grant for vesting purposes. The original grant vests in 48 equal monthly installments of 417 shares beginning on November 17, 2003 (the original grant date). In any given month, the 417 shares that vest will come from either the incentive stock option or the nonqualified stock option, in accordance with Internal Revenue Code Requirements.

(3)          Amounts represent incentive stock options and nonqualified stock options that are aggregated as one grant for vesting purposes. The original grant vests in 48 equal monthly installments of 1,042 shares beginning on June 15, 2004 (the original grant date). In any given month, the 1,042 shares that vest will come from either the incentive stock option or the nonqualified stock option, in accordance with Internal Revenue Code Requirements.

(4)          Amounts represent incentive stock options and nonqualified stock options that are aggregated as one grant for vesting purposes. The original grant vests in 48 equal monthly installments of 521 shares beginning on November 17, 2003 (the original grant date). In any given month, the 521 shares that vest will come from either the incentive stock option or the nonqualified stock option, in accordance with Internal Revenue Code Requirements.

Option Exercises

The following table sets forth certain information regarding stock option exercises by the named executive officers in 2006 and the number and the value realized by each named executive officer through stock option exercises in 2006.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Kevin J. Sheehan	82,448	3,173,981
John N. Spinney, Jr.	55,468	1,579,857
Michael F. Rogers	41,272	1,227,903
Edmund J. Maroney	73,313	883,189
Robert D. Mancuso	52,920	746,448

(1)          Calculated as the difference between the fair market value of the underlying common stock at the exercise date of the options and the aggregate exercise price. Actual gains on stock option exercises depend on the value of the underlying common stock on the date the common stock is actually sold.

Pension Benefits

The following table sets forth for each of the Investors Bank & Trust Company Pension Plan (the “Pension Plan”) and the Investors Bank & Trust Company Supplemental Executive Retirement Plan (the “SERP”), the number of years of service credited to the named executive officer under the plan as of December 31, 2006 and the actuarial present value of the named executive officer’s accumulated benefit under each plan as of December 31, 2006. There were no payments or benefits paid to any named executive officer during the year ended December 31, 2006.

Name	Plan Name	Number of Years Credited Service(#)	Present Value of Accumulated Benefit ($)
Kevin J. Sheehan	Pension Plan	30.6	386,600
	SERP	30.6	8,010,800
John N. Spinney, Jr.(1)	Pension Plan	—	—
	SERP	5.0	260,000
Michael F. Rogers	Pension Plan	24.3	190,300
	SERP	24.3	3,502,900
Edmund J. Maroney	Pension Plan	21.3	180,200
	SERP	21.3	2,289,700
Robert D. Mancuso	Pension Plan	14.3	86,700
	SERP	14.3	714,300

(1)          Mr. Spinney is not a participant in the Pension Plan.

In 1971, the Company adopted the Investors Bank & Trust Pension Plan (as amended, the “Pension Plan”), covering all employees who are at least 21 years of age. In 1996, the Company amended the Pension Plan to freeze the admission of new entrants after December 31, 1996. The Pension Plan was amended in December 2001 to freeze benefit accruals for certain highly compensated participants as of December 31, 2002, as well as to change the maximum allowable compensation projected for future years. Such highly compensated participants will receive their full benefit accrual under the Company’s non-qualified retirement plan, as described below. The Pension Plan was amended in December 2004 to freeze benefit accruals for additional highly compensated participants as of December 31, 2004. The Pension Plan was further amended in November 2005 to freeze benefit accruals for all remaining participants. Benefits under the Pension Plan are based on an employee’s years of service and his or her final average monthly compensation. A participant’s monthly benefit at normal retirement (i.e., at or after attaining the age of 65 years) payable as a life annuity equals a percentage of the participant’s final average monthly compensation multiplied by years of service. The percentage varies depending on years of service.

Early retirement benefits are available to participants who have attained age 55 and have at least 10 years of service. Benefits are payable at retirement in the form of a monthly annuity or a single lump sum.

A participant’s final average monthly compensation is the average of such participant’s total eligible compensation (i.e., basic cash remuneration excluding incentive compensation) during the 60 consecutive months in the last 120 months of employment affording the highest such average, subject to certain limits on eligible compensation set by Federal law. For 2006, this limit was $220,000. The Pension Plan’s benefit formula described above became effective in 1991, but applies to all periods of benefit service.

In 1994, the Company adopted the Investors Bank & Trust Supplemental Executive Retirement Plan (as amended, the “SERP”) covering certain employees. The SERP is a non-qualified supplemental retirement plan and pays benefits for certain participants in addition to benefits paid under the Pension Plan and pays benefits for certain participants that are not participants in the Pension Plan. Benefits under the SERP are based on an employee’s total compensation or the portion of such employee’s total compensation not included in the calculation of benefits to be paid under the Pension Plan. Payments under the SERP are based on years of service and the employee’s final total compensation, including incentive compensation (i.e. bonus and commissions) for the named executive officers.

Aggregate benefits under the Pension Plan and the SERP are calculated as follows, paid first from the Pension Plan to the extent of Internal Revenue Code limits, then from the SERP:

•       1.6% times final average monthly compensation up to covered compensation times years of service at normal retirement age up to 25 years of service;

•       2.15% times final average monthly compensation in excess of covered compensation times years of service at normal retirement age up to 25 years of service; and

•       0.75% times final average monthly compensation times years of service at normal retirement age in excess of 25 years of service.

The Pension Plan and SERP and the assumptions used by the Company in determining the financial statement impact of those plans are discussed in detail in Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements as of and for the year ended December 31, 2006 contained in this report as originally filed on February 27, 2007.

Potential Payments Upon Termination or Change-in-Control

Each of the named executive officers is a party to an employment agreement and a change of control employment agreement with the Company.

Employment Agreements

The Company entered into amended and restated employment agreements with Kevin J. Sheehan, Michael F. Rogers, Edmund J. Maroney and Robert D. Mancuso on May 16, 2000, and with John N. Spinney, Jr. on November 12, 2002, each with a term of three years, subject to annual renewal and earlier termination. In January 2007, the agreements with Messrs. Sheehan, Spinney, Rogers, Maroney and Mancuso were renewed for a three-year term that expires on December 31, 2010.

Messrs. Sheehan’s, Spinney’s, Rogers’, Maroney’s and Mancuso’s agreements provide that the Company will employ Messrs. Sheehan, Spinney, Rogers, Maroney and Mancuso as Chief Executive Officer, Senior Vice President and Chief Financial Officer, President, Senior Vice President—Technology and Senior Vice President—Marketing and Client Management, respectively, and will pay them an annual salary determined by the Company’s Board of Directors, as well as an annual bonus under the Company’s then applicable bonus plans, if any. The agreements also provide that the Company shall pay to Messrs. Sheehan, Spinney, Rogers, Maroney and Mancuso an amount sufficient to fund a life insurance policy payable to the beneficiaries of their choice in a face amount comparable to the amount they would receive upon termination of their employment by the Company without cause.

Under their employment agreements, the Company may terminate their employment for cause defined as (i) a finding by a majority of the Board of Directors that the employee has performed his duties inadequately, (ii) action or inaction by the employee which results in a material breach of the agreement or in the employee unfairly competing with the Company, (iii) the commission of a felony which shall adversely affect the employee’s ability to perform his duties, or (iv) the commission of an act of fraud, dishonesty, gross negligence or deliberate disregard for the rules and policies of the Company. Termination for cause results in no liability to the Company beyond the payment of wages to the date of discharge, except in the case of a termination solely pursuant to a finding by a majority of the Board of Directors that an individual has performed his or her duties inadequately, in which case the agreements provide for a lump sum payment equal to nine months of annual salary at the then current rate, as well as nine months of continuing health and welfare benefits paid for by the Company.

Should their employment be terminated by the Company without cause, by disability, or by Messrs. Sheehan, Spinney, Rogers, Maroney and Mancuso for good reason, which good reason includes (i) a material change by the Company of either their authority, functions or duties which results in a reduction in their respective position’s scope, importance or responsibilities, (ii) a failure by the Company to comply with the terms of their respective employment agreements, and (iii) with respect to Mr. Sheehan only, a failure by the stockholders to re-elect him as a director of the Company, the agreements provide for a lump sum payment equal to the sum of (x) the greater of twice their current annual salary or the salary due to be paid under the remaining term of the agreement plus (y) the number of years remaining under the agreement multiplied by the employee’s highest annual bonus during the past three years. The agreements also provide for continuation of medical coverage for the longer of two years or the remaining term of the agreement.

Change of Control Employment Agreements

The Company also entered into change of control employment agreements with Messrs. Sheehan, Rogers, Maroney and Mancuso on May 16, 2000, and with Mr. Spinney on August 23, 2001. The agreements with Messrs. Sheehan, Spinney, Rogers, Maroney and Mancuso currently have a term of three years, subject to automatic annual renewal and earlier termination.

The change of control employment agreements become effective upon a change in control of the Company, defined to be a consolidation, merger, reorganization or sale or transfer of all or substantially all of the assets of the Company, a change in a majority of the board of directors, or the acquisition by any person of 20% or more of the voting securities of the Company. The agreements provide that if any of Messrs. Sheehan, Spinney, Rogers, Maroney or Mancuso is terminated during the term of his agreement, or terminates his agreement for good reason he shall receive a lump sum severance payment equal to:

•       three times his most recent annual salary, plus

•       three times the highest of his three most recent annual bonuses, plus

•       401(k) matching contributions for three years.

Termination by the executive for good reason includes: (i) a diminution in position or authority, (ii) failure of the Company or its successor to comply with certain terms of the agreement; (iii) relocation greater than 15 miles, and (iv) termination by the executive for any reason during the 30-day period following the first anniversary of the effective date of the agreement.

The executive also will receive continuing health and welfare benefits and outplacement services for three years. The executive also will receive the actuarial equivalent of the benefit under the Company’s defined benefit and supplemental pension plans that he would receive if his employment continued for three years after termination. Messrs. Rogers and Maroney will also receive age and service credit to age 55 under these plans. In addition, all unvested options held by the executive will accelerate and become fully vested on the change of control date.

If the lump sum severance payment is subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, then the executive will also be entitled to receive a “gross-up payment” in an amount sufficient to satisfy the excise tax. However, if the lump sum severance payment does not exceed 110% of the greatest amount that could be paid to the executive such that the receipt of the lump sum severance payment would not result in the imposition of an excise tax (the “Reduced Amount”), then no gross-up payment will be made and the lump sum severance payment will be reduced to the Reduced Amount.

The following tables show potential payments to our named executive officers under the employment agreements and change of control employment agreements, as well as under our supplemental executive retirement plan, for various scenarios involving a change in control or termination of employment of each of our named executive officers, assuming the termination date to be December 31, 2006, and, where applicable, assuming a change of control date of December 31, 2006 at a price of $42.67 per share, the closing price of our common stock on December 29, 2006. The presentations in this table should be read in conjunction with the disclosure under “Employment Agreements” and “Change of Control Employment Agreements” above.

The amounts set forth below do not contemplate any waiting period that may be necessary to avoid excise tax under Section 409A of the Internal Revenue Code. If such a waiting period were imposed in any of the scenarios below, the Company could incur additional cost related to interest during the waiting period.

Please note that the following tables do not represent payments due to the named executive officers if the proposed business combination with State Street Corporation is consummated.

Kevin J. Sheehan	Termination For Cause in Certain Circumstances(1)	Voluntary Termination with Good Reason	Involuntary Termination without Cause	Termination Following Change of Control	Disability	Death(2)	Retirement
PAYMENTS DUE UPON TERMINATION:
Cash Severance
Base Salary	786,803	2,098,140	2,098,140	3,147,210	2,098,140	2,098,140	—
Bonus	—	5,635,500	5,635,500	8,453,250	5,635,500	5,635,500	—
401(k) Match	—	—	—	20,250	—	—	—
Total Cash Severance	786,803	7,733,640	7,733,640	11,620,710	7,733,640	7,733,640	—
Benefits & Perquisites
SERP(3)	10,008,812	10,008,812	10,008,812	18,580,962	10,008,812	10,008,812	10,008,812
Health and Welfare Benefits	26,750	71,955	71,955	108,921	71,955	—	—
Outplacement Services	—	—	—	25,000	—	—	—
Total Benefits	10,035,562	10,080,767	10,080,767	18,714,883	10,080,767	10,008,812	10,008,812
Value of Accelerated Stock Options(4)	—	—	—	49,258	—	—	—
280G Tax Gross-Up	—	—	—	8,627,066	—	—	—
Total Value: All Benefits	10,822,365	17,814,407	17,814,407	39,011,917	17,814,407	17,742,452	10,008,812

Footnotes follow after Mr. Mancuso’s table.

John N. Spinney, Jr.	Termination For Cause in Certain Circumstances(1)	Voluntary Termination with Good Reason	Involuntary Termination without Cause	Termination Following Change of Control	Disability	Death(2)	Retirement
PAYMENTS DUE UPON TERMINATION:
Cash Severance
Base Salary	337,500	900,000	900,000	1,350,000	900,000	900,000	—
Bonus	—	2,275,000	2,275,000	3,412,500	2,275,000	2,275,000	—
401(k) Match	—	—	—	20,250	—	—	—
Total Cash Severance	337,500	3,175,000	3,175,000	4,782,750	3,175,000	3,175,000	—
Benefits & Perquisites
SERP(3)	370, 172	370,172	370,172	1,153,631	370,172	370,172	370,172
Health and Welfare Benefits	12,822	34,814	34,814	53,209	34,814	—	—
Outplacement Services	—	—	—	25,000	—	—	—
Total Benefits	382,994	404,986	404,986	1,231,840	404,986	370,172	370,172
Value of Accelerated Stock Options(4)	—	—	—	54,441	—	—	—
280G Tax Gross-Up	—	—	—	2,330,598	—	—	—
Total Value: All Benefits	720,494	3,579,986	3,579,986	8,399,629	3,579,986	3,545, 172	370,172

Footnotes follow after Mr. Mancuso’s table.

Michael F. Rogers	Termination For Cause in Certain Circumstances(1)	Voluntary Termination with Good Reason	Involuntary Termination without Cause	Termination Following Change of Control	Disability	Death(2)	Retirement
PAYMENTS DUE UPON TERMINATION:
Cash Severance
Base Salary	681,533	1,817,420	1,817,420	2,726,130	1,817,420	1,817,420	—
Bonus	—	4,881,500	4,881,500	7,322,250	4,881,500	4,881,500	—
401(k) Match	—	—	—	20,250	—	—	—
Total Cash Severance	681,533	6,698,920	6,698,920	10,068,630	6,698,920	6,698,920	—
Benefits & Perquisites
SERP(3)	4,868,882	4,868,882	4,868,882	12,354,857	4,868,882	4,868,882	4,868,882
Health and Welfare Benefits	16,893	45,668	45,668	69,490	45,668	—	—
Outplacement Services	—	—	—	25,000	—	—	—
Total Benefits	4,885,775	4,914,550	4,914,550	12,449,347	4,914,550	4,868,882	4,868,882
Value of Accelerated Stock Options(4)	—	—	—	41,047	—	—	—
280G Tax Gross-Up	—	—	—	6,600,678	—	—	—
Total Value: All Benefits	5,567,308	11,613,470	11,613,470	29,159,702	11,613,470	11,567,802	4,868,882

Footnotes follow after Mr. Mancuso’s table.

Edmund J. Maroney	Termination For Cause in Certain Circumstances(1)	Voluntary Termination with Good Reason	Involuntary Termination without Cause	Termination Following Change of Control	Disability	Death(2)	Retirement
PAYMENTS DUE UPON TERMINATION:
Cash Severance
Base Salary	467,363	1,246,300	1,246,300	1,869,450	1,246,300	1,246,300	—
Bonus	—	3,347,500	3,347,500	5,021,250	3,347,500	3,347,500	—
401(k) Match	—	—	—	20,250	—	—	—
Total Cash Severance	467,363	4,593,800	4,593,800	6,910,950	4,593,800	4,593,800	—
Benefits & Perquisites
SERP(3)	3,105,478	3,105,478	3,105,478	7,610,693	3,105,478	3,105,478	3,105,478
Health and Welfare Benefits	12,603	34,230	34,230	52,332	34,230	—	—
Outplacement Services	—	—	—	25,000	—	—	—
Total Benefits	3,118,081	3,139,708	3,139,708	7,688,025	3,139,708	3,105,478	3,105,478
Value of Accelerated Stock Options(4)	—	—	—	32,836	—	—	—
280G Tax Gross-Up	—	—	—	4,503,878	—	—	—
Total Value: All Benefits	3,585,444	7,733,508	7,733,508	19,135,689	7,733,508	7,699,278	3,105,478

Footnotes follow after Mr. Mancuso’s table.

Robert D. Mancuso	Termination For Cause in Certain Circumstances(1)	Voluntary Termination with Good Reason	Involuntary Termination without Cause	Termination Following Change of Control	Disability	Death(2)	Retirement
PAYMENTS DUE UPON TERMINATION:
Cash Severance
Base Salary	328,004	874,676	874,676	1,312,014	874,676	874,676	—
Bonus	—	1,799,360	1,799,360	2,699,040	1,799,360	1,799,360	—
401(k) Match	—	—	—	20,250	—	—	—
Total Cash Severance	328,004	2,674,036	2,674,036	4,031,304	2,674,036	2,674,036	—
Benefits & Perquisites
SERP(3)	1,083,263	1,083,263	1,083,263	2,220,926	1,083,263	1,083,263	1,083,263
Health and Welfare Benefits	10,799	29,417	29,417	45,114	29,417	—	—
Outplacement Services	—	—	—	25,000	—	—	—
Total Benefits	1,094,062	1,112,680	1,112,680	2,291,040	1,112,680	1,083,263	1,083,263
Value of Accelerated Stock Options(4)	—	—	—	32,836	—	—	—
280G Tax Gross-Up	—	—	—	—	—	—	—
Total Value: All Benefits	1,422,066	3,786,716	3,786,716	6,355,180	3,786,716	3,757,299	1,083,263

(1)             Amounts represent payments due if a named executive officer is terminated for the continued failure or refusal to render services to the Company or due to a determination by the board that the executive has performed inadequately after written notice. If a named executive officer is terminated for cause under other circumstances, including gross negligence, breach of fiduciary duty, commission of fraud, deliberate disregard of rules or policies, conviction of certain felonies or engaging in unfair competition with the Company, the named executive officer will receive no severance benefits. If a named executive officer voluntarily terminates his employment other than for Good Reason, the named executive officer will receive no severance benefits. More detail regarding voluntary termination is provided under “Employment Agreements” above.

(2)             The total cash severance amount will be reduced by the value of benefits received by the executive pursuant to the executive life insurance policy maintained by the Company for the benefit of the executive.

(3)             Amounts represent the value at December 31, 2006 of the lump sum equivalent of the executive’s accumulated benefit under the SERP, including, for the termination after change in control, the additional accruals pursuant to each executive’s change in control employment agreement.

(4)             Amounts represent the difference between the fair market value of our common stock on December 29, 2006 and the exercise price of the unvested option multiplied by the number of shares underlying the unvested option.

Director Compensation in 2006

We use a combination of cash and equity incentive compensation for our non-employee directors. Mr. Sheehan is not compensated separately for his service on our board of directors. In developing the compensation levels and mix for non-employee directors, we consider a number of factors, including the significant time commitment required of board and committee service as well as the need to attract highly qualified candidates for board service.

Cash Compensation.

Our directors received the following cash compensation in 2006:

	Retainer		Fee Per Meeting Attended
Board of Directors	$30,000		$2,200
Audit Committee	5,000	(1)	1,500
Compensation Committee	—		1,000
Nominating and Corporate Governance Committee	—		1,000
Community Reinvestment Act Committee	—		1,000

(1)          Retainer is for the audit committee chair only.

Our cash compensation structure for non-employee directors remains unchanged for 2007.

Equity Compensation.

Each non-employee director also receives an annual grant of options to purchase 5,000 shares of the Company’s common stock. The grant is made to all directors at the annual meeting of the board of directors each April.

In 2007, pursuant to the terms of the Merger Agreement between the Company and State Street Corporation, the Company made a cash payment of $141,750 to each director in lieu of the annual option grant. The cash payment amount was equal to the Black-Scholes value of 5,000 options on April 19, 2007.

Stock Ownership Guidelines for Directors.

Our corporate governance guidelines provide that directors shall, over their first three-year term, acquire shares of stock equal in value to that director’s annual cash compensation as a member of our board.

The table below summarizes the compensation we paid to our non-employee directors for the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Richard P. Boyatzi	60,000	26,142	86,142
Frank B. Condon, Jr.	64,000	63,009	127,009
Robert B. Fraser(2)	15,600	47,001	62,601
Edward F. Hines(3)	35,000	20,976	55,976
Thomas P. McDermott	67,800	63,009	130,809
James M. Oates	69,000	189,206	258,206
John I. Snow, III	51,800	26,142	77,942
Phyllis S. Swersky	64,500	144,742	209,242

(1)          Amounts represent the aggregate expense recognized for financial statement reporting purposes with respect to 2006 in accordance with FAS123R for all stock options granted to the director. On April 18, 2006, each director received a grant of options to purchase 5,000 shares of our common stock. The aggregate fair value of that grant was $104,250.

FAS 123R expense for stock options is based on the fair value of the options on the date of grant using the Black-Scholes option pricing model. The following table shows the assumptions used for each of the grants resulting in expense during 2006.

Grant Date	Risk Free Interest Rate	Expected Life	Volatility	Dividend Yield
4/15/03	2.04%	4 years	56.34%	0.21%
4/13/04	3.40%	4 years	51.73%	0.16%
6/15/04	3.40%	4 years	51.73%	0.16%
4/14/05	3.73%	4 years	41.58%	0.21%
2/23/06	4.63%	5 years	42.88%	0.20%
4/05/06*	4.79%	4.6 years	42.50%	0.19%
4/05/06*	4.79%	5 years	45.22%	0.19%
4/18/06	4.87%	5 years	42.01%	0.19%

*                   On April 5, 2006, one director received two automatic reload grants resulting from an exercise of existing vested options. Because the underlying option grants had different expiration dates, slightly different assumptions applied to the reload grants.

(2)          Mr. Fraser retired from the board in April 2006.

(3)          Mr. Hines ceased serving on the board upon his death in August 2006.

Compensation Committee Interlocks and Insider Participation

Our board of directors has established a compensation committee currently consisting of James M. Oates, Chairman, Richard P. Boyatzi, Frank B. Condon and Thomas P. McDermott, who were the only members of the compensation committee during 2006. None of our executive officers served as either a director or a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity, one of whose executive officers served as a director of the Company or a member of our compensation committee.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents the number of outstanding options as of December 31, 2006 under our 1995 Stock Plan, Amended and Restated 1995 Non-Employee Director Stock Option Plan and 2005 Equity Incentive Plan, all of which have been approved by shareholders. We do not maintain any plan under which our equity securities are authorized for issuance which was adopted without shareholder approval.

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
5,707,273	$31	4,107,719

Additional information regarding our equity compensation plans is provided in the notes to our Consolidated Financial Statements as of and for the year ended December 31, 2006 as originally filed on February 27, 2007.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 16, 2007:  (i) by each person who, to the knowledge of the Company, beneficially owned more than 5% of the shares of the Company’s common stock outstanding at such date; (ii) by each director, nominee and each executive officer identified in the Summary Compensation Table included in Item 11 above; and (iii) by all executive officers, directors and nominees as a group. Unless otherwise indicated below, each person listed maintains a business address c/o Investors Financial Services Corp., 200 Clarendon Street, Boston, MA 02116 and, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law or as otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class**
Entities associated with T. Rowe Price Associates, Inc.(1) 100 East Pratt Street Baltimore, Maryland 21202	6,473,441	9.70%
Entities associated with FMR Corp.(2) 82 Devonshire Street Boston, MA 02109	6,303,801	9.44%
Entities associated with Legg Mason Capital Management Inc.(3) 100 Light Street Baltimore, MD 21202	3,797,950	5.69%
Entities associated with Artisan Partners Limited Partnership(4) 875 East Wisconsin Avenue, Suite 800 Milwaukee, WI 53202	3,666,400	5.49%
Entities associated with Peak Investments LLC(5) 865 South Figueroa Street Los Angeles, CA 90017	3,359,768	5.03%
Richard P. Boyatzi(6)	17,944	*
Frank B. Condon, Jr.(7)	74,770	*
Thomas P. McDermott(8)	35,692	*
James M. Oates(9)	60,718	*
Phyllis S. Swersky(10)	34,019	*
John I. Snow III(11)	2,494	*
Kevin J. Sheehan(12)	1,862,665	2.74%
Michael F. Rogers(13)	2,126,241	3.14%
Edmund J. Maroney(14)	598,759	*
John N. Spinney, Jr.(15)	180,699	*
Robert D. Mancuso(16)	410,299	*
All executive officers and directors as a group (12 persons)(17)	5,694,766	8.12%

                 * Less than 1%

          ** Percentage ownership is based upon shares of common stock outstanding as of April 16, 2007. Shares of common stock that may be acquired by a listed person within 60 days of April 16, 2007 are deemed outstanding for purposes of computing the number of shares of common stock owned by that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

       (1) These shares are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the shares. T. Rowe Price Associates, Inc. may be deemed to be the beneficial owner of the shares but expressly disclaims that it is, in fact, the beneficial owner of such shares. Information with respect to T. Rowe Price Associates, Inc., and its affiliates is derived from the Schedule 13G/A filed by T. Rowe Price Associates, Inc. with the Securities and Exchange Commission on or about February 14, 2007.

       (2) All shares may be deemed to be beneficially owned by members of the family of Edward C. Johnson 3d, who may be deemed to form a controlling group with respect to FMR Corp. and its affiliates. Information with respect to FMR Corp. and its affiliates is derived from the Schedule 13G/A filed jointly by FMR Corp., Edward C. Johnson 3d and Fidelity Management & Research Company with the Securities and Exchange Commission on or about February 14, 2007.

       (3) These shares are owned by various individual and institutional investors for which Legg Mason Capital Management, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the shares. All shares may be deemed to be beneficially owned by Legg Mason Capital Management Inc. Information with respect to Legg Mason Capital Management Inc. and its affiliates is derived from the Schedule 13G/A filed by Legg Mason Capital Management Inc., with the Securities and Exchange Commission on or about February 15, 2007.

       (4) All shares may be deemed to be beneficially owned by Andrew A. Ziegler and Carlene Murphy Ziegler who may be deemed to form a controlling group with respect to Artisan Partners Limited Partnership. Information with respect to Artisan Partners Limited Partnership and its affiliates is derived from the Schedule 13G filed jointly by Artisan Partners Limited Partnership, Artisan Investment Corporation, Andrew A. Ziegler, and Carlene Murphy Ziegler with the Securities and Exchange Commission on or about January 26, 2007.

       (5) All shares may be deemed to be beneficially owned by Peak Investments LLC. Information with respect to Peak Investments LLC is derived from the Schedule 13G filed by Peak Investments LLC with the Securities and Exchange Commission on or about February 14, 2007.

       (6) Includes 1,944 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

       (7) Includes 42,530 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

       (8) Includes 20,700 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

       (9) Includes 25,049 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

(10) Includes 27,440 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

(11) Includes 1,944 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

(12) Includes 1,138,266 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

(13) Includes 913,416 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

(14) Includes 491,393 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

(15) Includes 152,734 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

(16) Includes 335,094 shares of common stock which may be purchased pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

(17) Includes 3,393,495 shares of common stock which may be purchased by executive officers and directors pursuant to the exercise of outstanding stock options exercisable as of June 15, 2007.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has adopted a written policy whereby all transactions between the Company and a related party, as defined by the rules and regulations under the Securities Exchange Act of 1934, will be on terms no less favorable to the Company than could be obtained from unrelated third parties and will be pre-approved or ratified by a majority of the independent members of the Company’s Board of Directors.

During 2006, certain directors and executive officers of the Company, and entities associated with such directors and executive officers, were customers of, and had ordinary business transactions with, the Bank. These transactions may include loans made in the ordinary course of the Bank’s business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons with no more than normal risk of collection and which are made in compliance with applicable law, including Regulation O and Regulation W of the Board of Governors of the Federal Reserve System and Section 13(k) of the Exchange Act of 1934, as amended (the “Exchange Act”). No event of default has occurred under any such loan. There are no personal loans or extensions of credit to any director or executive officer.

Our board of directors has determined that the following directors are independent under applicable laws, rules and regulations, including the listing standards of the NASDAQ Stock Market:  Richard P. Boyatzi, Frank B. Condon, Thomas P. McDermott, James M. Oates, John I. Snow III and Phyllis S. Swersky.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of the Board of Directors has selected the firm of Deloitte & Touche LLP (“Deloitte & Touche”), an independent registered public accounting firm, to serve as auditors for the fiscal year ending December 31, 2007. Deloitte & Touche has served as the Company’s accountants since the fiscal year ended October 31, 1989.

The following table details aggregate fees billed for 2006 and 2005 by Deloitte & Touche to the Company.

	Aggregate Fees Billed for Fiscal Year Ended December 31,
Services	2006	2005
Audit Fees	$1,017,425	$755,800
Audit-Related Fees	$194,625	$155,200
Tax Fees	$—	$—
All Other Fees	$—	$102,710

Audit-Related Fees in 2006 represent audit services for the Company’s 401(k) and pension plans, services relating to Deloitte & Touche’s attestation under the FDIC Improvement Act of 1991 and services relating to a qualified collateral report for the Federal Home Loan Bank of Boston. All fees of Deloitte & Touche for 2006 were pre-approved by the Company’s Audit Committee.

Audit-Related Fees in 2005 represent audit services for the Company’s 401(k) and pension plans, services relating to Deloitte & Touche’s attestation under the FDIC Improvement Act of 1991 and services relating to a qualified collateral report for the Federal Home Loan Bank of Boston. All Other Fees in 2005 represent consultation services related to the start-up of the Company’s operations in the United Kingdom and Luxembourg. All fees of Deloitte & Touche for 2005 were pre-approved by the Company’s Audit Committee.

The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the independence of the registered public accounting firm. The Audit Committee pre-approved specific services that may be performed by the Company’s independent registered public accounting firm during 2006 within pre-approved cost levels. Unless a type of service to be provided by the independent auditor has already received pre-approval, it requires specific pre-approval by the Audit Committee. Any pre-approved services exceeding pre-approved cost levels require specific further approval by the Audit Committee. Requests or applications to provide services that require approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

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
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.
2. Financial Statement Schedules.
None.
3. List of Exhibits.

Exhibit No.	Description
2.1(13)	Agreement and Plan of Merger between the Company and State Street Corporation, dated February 4, 2007
3.1(6)	Certificate of Incorporation of the Company
3.2(3)	Certificate of Amendment of Certificate of Incorporation of the Company
3.3(5)	Certificate of Amendment of Certificate of Incorporation of the Company
3.4(8)	Certificate of Amendment of Certificate of Incorporation of the Company
3.5(9)	Certificate of Amendment of Certificate of Incorporation of the Company
3.6(6)	Amended and Restated Bylaws of the Company
4.1(6)	Specimen certificate representing the common stock of the Company
10.1(7)*	Amended and Restated 1995 Stock Plan
10.2(7)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3(11)*	2005 Equity Compensation Plan
10.4(6)	Information Technology Services Contract between the Company and Electronic Data Systems, Inc., dated September 20, 1995
10.5(1)	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts
10.6(11)**	Amendment to Lease between Investors Financial Services Corp. and 100 & 200 Clarendon LLC (successors to the John Hancock Mutual Life Insurance Company), dated January 1, 2005
10.7(9)*	1997 Employee Stock Purchase Plan, as amended
10.8(2)	Amended and Restated Declaration of Trust among the Company and the Trustees named therein, dated January 31, 1997
10.9(2)	Indenture between the Company and The Bank of New York, dated January 31, 1997
10.10(2)	Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997
10.11(2)	Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New York as Capital Securities Guarantee Trustee, dated January 31, 1997

10.12(4)	First Amendment, effective January 1, 2000 to Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.13(4)*	Amended and Restated Employment Agreement between the Company and Kevin Sheehan
10.14(4)*	Change of Control Employment Agreement between the Company and Kevin Sheehan
10.15(4)*	Amended and Restated Employment Agreement between the Company and Michael Rogers
10.16(4)*	Change of Control Employment Agreement between the Company and Michael Rogers
10.17(4)*	Amended and Restated Employment Agreement between the Company and Edmund Maroney
10.18(4)*	Change of Control Employment Agreement between the Company and Edmund Maroney
10.19(4)*	Amended and Restated Employment Agreement between the Company and Robert Mancuso
10.20(4)*	Change of Control Employment Agreement between the Company and Robert Mancuso
10.21(4)*	Amended and Restated Employment Agreement between the Company and John Henry
10.22(4)*	Change of Control Employment Agreement between the Company and John Henry
10.23(6)*	Change of Control Employment Agreement between the Company and John N. Spinney, Jr.
10.24(7)*	Employment Agreement between the Company and John N. Spinney, Jr.
10.25(9)	Information Technology Services Agreement dated July 1, 2004 between the Company and International Business Machines Corporation.
10.26(10)	Stock Option Agreement dated November 15, 2004 between the Company and Kevin J. Sheehan
10.27(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Kevin J. Sheehan
10.28(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Michael F. Rogers
10.29(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Michael F. Rogers
10.30(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Edmund J. Maroney
10.31(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Edmund J. Maroney
10.32(10)*	Stock Option Agreement dated November 15, 2004 between the Company and John N. Spinney, Jr.
10.33(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Robert D. Mancuso
10.34(12)**	Amended and Restated Trust 3000 Service Agreement between the Company and SEI Investments Company dated July 1, 2004.
10.35(12)	Lease agreement between the Company and Copley Place Associates, LLC dated August 2, 1999, as amended.
21.1(14)	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
24.1(14)	Power of Attorney (see Power of Attorney and Signature Page of this Report).
31.1	Certificate of Kevin J. Sheehan, Chief Executive Officer
31.2	Certificate of John N. Spinney, Jr., Chief Financial Officer
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

(14)   Previously filed as an exhibit to Form 10-K filed on February 27, 2007.

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

(c)          Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on the 30th day of April, 2007.

INVESTORS FINANCIAL SERVICES CORP.
By:	/s/ KEVIN J. SHEEHAN
Kevin J. Sheehan
Chief Executive Officer and Chairman of the Board