Form 10-K/A
period 2006-12-31
INVESTORS FINANCIAL SERVICES CORP
filed 2007-05-01
CIK 949589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A-2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K/A is to correct certain information set forth in the Summary Compensation Table and related footnotes contained in our Amendment No. 1 to our Annual Report on Form 10-K/A filed on April 30, 2007. This Amendment No. 2 also corrects typographical errors on pages 21, 25, 29, 30 and 32 of our Amendment No. 1.

This amended Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Form 10-K, except as set forth above. Additionally, this amended Form 10-K/A, except as set forth above, speaks as of the filing date of the original Form 10-K and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-K/A and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

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

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Kevin J. Sheehan Chairman and Chief Executive Officer	2006	1,049,070	65,411	1,993,233	424,600	91,545	3,623,859
John N. Spinney, Jr. Senior Vice President and Chief Financial Officer	2006	450,000	279,687	855,000	94,700	64,019	1,743,406
Michael F. Rogers President	2006	908,710	54,498	1,726,549	161,700	64,108	2,915,565
Edmund J. Maroney Senior Vice President—Technology	2006	623,150	60,410	1,183,985	155,700	74,298	2,097,543
Robert D. Mancuso Senior Vice President—Marketing and Client Management	2006	437,338	43,607	899,680	63,900	54,927	1,501,458

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

(4)             Amounts include the following compensation and perquisites:

Name	Car Allowance(a)	Parking(b)	Tax Consulting(c)	Executive Life Insurance(d)	Long Term Disability(e)	401(k) Match(f)	Total
Kevin J. Sheehan	33,519	4,190	16,738	23,803	6,695	6,600	91,545
John N. Spinney, Jr.	31,415	4,190	10,730	7,326	3,758	6,600	64,019
Michael F. Rogers	16,781	4,190	19,657	11,678	5,202	6,600	64,108
Edmund J. Maroney	27,139	4,190	25,182	5,900	5,287	6,600	74,298
Robert D. Mancuso	26,895	4,190	8,584	3,888	4,770	6,600	54,927

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

The change of control employment agreements become effective upon a change in control of the Company, defined to be a consolidation, merger, reorganization or sale or transfer of all or substantially all of the assets of the Company, a change in a majority of the board of directors, or the acquisition by any person of 20% or more of the voting securities of the Company. The agreements provide that if any of Messrs. Sheehan, Spinney, Rogers, Maroney or Mancuso is terminated during the term of his agreement, or terminates his agreement for good reason, he shall receive a lump sum severance payment equal to:

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

(1)          Amounts represent the aggregate expense recognized for financial statement reporting purposes with respect to 2006 in accordance with FAS 123R for all stock options granted to the director. On April 18, 2006, each director received a grant of options to purchase 5,000 shares of our common stock. The aggregate fair value of that grant was $104,250.

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
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.
2. Financial Statement Schedules.
None.
3. List of Exhibits.

Exhibit No.	Description
2.1(13)	Agreement and Plan of Merger between the Company and State Street Corporation, dated February 4, 2007
3.1(6)	Certificate of Incorporation of the Company
3.2(3)	Certificate of Amendment of Certificate of Incorporation of the Company
3.3(5)	Certificate of Amendment of Certificate of Incorporation of the Company
3.4(8)	Certificate of Amendment of Certificate of Incorporation of the Company
3.5(9)	Certificate of Amendment of Certificate of Incorporation of the Company
3.6(6)	Amended and Restated Bylaws of the Company
4.1(6)	Specimen certificate representing the common stock of the Company
10.1(7)*	Amended and Restated 1995 Stock Plan
10.2(7)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.3(11)*	2005 Equity Compensation Plan
10.4(6)	Information Technology Services Contract between the Company and Electronic Data Systems, Inc., dated September 20, 1995
10.5(1)	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company, dated November 13, 1995, for the premises located at 200 Clarendon Street, Boston, Massachusetts
10.6(11)**	Amendment to Lease between Investors Financial Services Corp. and 100 & 200 Clarendon LLC (successors to the John Hancock Mutual Life Insurance Company), dated January 1, 2005
10.7(9)*	1997 Employee Stock Purchase Plan, as amended
10.8(2)	Amended and Restated Declaration of Trust among the Company and the Trustees named therein, dated January 31, 1997
10.9(2)	Indenture between the Company and The Bank of New York, dated January 31, 1997
10.10(2)	Common Securities Guarantee Agreement by the Company as Guarantor, dated January 31, 1997
10.11(2)	Capital Securities Guarantee Agreement between the Company as Guarantor and The Bank of New York as Capital Securities Guarantee Trustee, dated January 31, 1997

10.12(4)	First Amendment, effective January 1, 2000 to Information Technology Services Contract between the Company and Electronic Data Systems, Inc. dated September 20, 1995
10.13(4)*	Amended and Restated Employment Agreement between the Company and Kevin Sheehan
10.14(4)*	Change of Control Employment Agreement between the Company and Kevin Sheehan
10.15(4)*	Amended and Restated Employment Agreement between the Company and Michael Rogers
10.16(4)*	Change of Control Employment Agreement between the Company and Michael Rogers
10.17(4)*	Amended and Restated Employment Agreement between the Company and Edmund Maroney
10.18(4)*	Change of Control Employment Agreement between the Company and Edmund Maroney
10.19(4)*	Amended and Restated Employment Agreement between the Company and Robert Mancuso
10.20(4)*	Change of Control Employment Agreement between the Company and Robert Mancuso
10.21(4)*	Amended and Restated Employment Agreement between the Company and John Henry
10.22(4)*	Change of Control Employment Agreement between the Company and John Henry
10.23(6)*	Change of Control Employment Agreement between the Company and John N. Spinney, Jr.
10.24(7)*	Employment Agreement between the Company and John N. Spinney, Jr.
10.25(9)	Information Technology Services Agreement dated July 1, 2004 between the Company and International Business Machines Corporation.
10.26(10)	Stock Option Agreement dated November 15, 2004 between the Company and Kevin J. Sheehan
10.27(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Kevin J. Sheehan
10.28(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Michael F. Rogers
10.29(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Michael F. Rogers
10.30(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Edmund J. Maroney
10.31(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Edmund J. Maroney
10.32(10)*	Stock Option Agreement dated November 15, 2004 between the Company and John N. Spinney, Jr.
10.33(10)*	Stock Option Agreement dated November 15, 2004 between the Company and Robert D. Mancuso
10.34(12)**	Amended and Restated Trust 3000 Service Agreement between the Company and SEI Investments Company dated July 1, 2004.
10.35(12)	Lease agreement between the Company and Copley Place Associates, LLC dated August 2, 1999, as amended.
21.1(14)	Subsidiaries of the Company
23.1(14)	Consent of Deloitte & Touche LLP
24.1(14)	Power of Attorney (see Power of Attorney and Signature Page of this Report).
31.1	Certificate of Kevin J. Sheehan, Chief Executive Officer
31.2	Certificate of John N. Spinney, Jr., Chief Financial Officer
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