Form 10-Q
period 2007-03-31
INVESTORS FINANCIAL SERVICES CORP
filed 2007-05-02
CIK 949589

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from           to

0-26996
(Commission File Number)

INVESTORS FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3279817 (IRS Employer Identification No.)
200 Clarendon Street, P.O. Box 9130, Boston, MA (Address of principal executive offices)	02116-9130 (Zip Code)

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

As of April 30, 2007 there were 67,032,629 shares of common stock outstanding.

INVESTORS FINANCIAL SERVICES CORP.

PART I.  FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

Investors Financial Services Corp.
Unaudited Consolidated Balance Sheets
March 31, 2007 and December 31, 2006 (Dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006

Assets
Cash and due from banks	$142,448	$92,776
Interest-bearing deposits with other banks	20,868	21,218
Other short-term investments	1,134	1,971
Federal funds sold and securities purchased under resale agreements	2,950,000	300,000
Securities held to maturity (including securities pledged of $4,169,418 and $4,096,013 at March 31, 2007 and December 31, 2006, respectively) (approximate fair value of $5,222,865 and $5,508,788 at March 31, 2007 and December 31, 2006, respectively) (Note 3)	5,248,480	5,532,330
Securities available for sale (including securities pledged of $3,730,234 and $3,071,503 at March 31, 2007 and December 31, 2006, respectively) (Note 3)	5,050,836	4,799,740
Nonmarketable equity securities	38,962	40,054
Loans, less allowance for loan losses of $100 at March 31, 2007 and December 31, 2006 (Note 4)	258,955	270,693
Accrued interest and fees receivable	142,106	134,748
Equipment and leasehold improvements, less accumulated depreciation of $66,477 and $64,290 at March 31, 2007 and December 31, 2006, respectively	131,768	113,287
Goodwill, net	79,969	79,969
Other assets	139,822	171,420
Total Assets	$14,205,348	$11,558,206

Liabilities and Stockholders’ Equity

Liabilities:
Deposits (Note 5):
Demand	$1,353,144	$695,821
Savings	6,499,626	4,924,735
Time	630,260	524,386
Total deposits	8,483,030	6,144,942

Securities sold under repurchase agreements (Note 6)	4,424,073	3,727,800
Short-term and other borrowings (Note 7)	62,497	517,051
Due to brokers for open trades payable	—	26,359
Junior subordinated deferrable interest debentures	24,774	24,774
Accrued taxes and other expenses	76,067	77,821
Other liabilities	110,648	100,721
Total liabilities	13,181,089	10,619,468

Commitments and contingencies (Note 12)	—	—

Stockholders’ Equity:
Preferred stock, par value $0.01 (shares authorized: 1,000,000; issued: none at March 31, 2007 and December 31, 2006)	—	—
Common stock, par value $0.01 (shares authorized: 175,000,000; issued: 69,660,108 and 68,523,129 at March 31, 2007 and December 31, 2006, respectively)	697	685
Surplus	372,773	334,929
Retained earnings	759,284	720,433
Accumulated other comprehensive loss, net	(5,700)	(14,514)
Treasury stock, at cost (2,895,021 shares at March 31, 2007 and December 31, 2006)	(102,795)	(102,795)
Total stockholders’ equity	1,024,259	938,738

Total Liabilities and Stockholders’ Equity	$14,205,348	$11,558,206

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.
Unaudited Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2007 and 2006 (Dollars in thousands, except per share data)

	March 31,	March 31,
	2007	2006
Fees and Other Revenue:
Asset servicing fees:
Core service fees	$129,026	$107,759
Value-added service fees	40,627	40,544
Total asset servicing fees	169,653	148,303
Other operating income	1,479	1,164
Total fees and other revenue	171,132	149,467

Interest income	157,985	134,437
Interest expense	108,819	91,116
Net interest income	49,166	43,321
Net operating revenue	220,298	192,788

Operating Expenses:
Compensation and benefits	97,420	76,998
Technology and telecommunications	18,535	17,338
Transaction processing services	15,341	13,672
Occupancy	10,018	7,551
Depreciation and amortization	9,691	7,806
Professional fees	2,273	3,461
Travel and sales promotion	2,126	1,931
Insurance	980	973
Other operating expenses	3,010	5,954
Total operating expenses	159,394	135,684

Income Before Income Taxes	60,904	57,104

Provision for income taxes	20,403	19,701

Net Income	$40,501	$37,403

Basic Earnings Per Share	$0.61	$0.57

Diluted Earnings Per Share	$0.60	$0.56

Comprehensive Income:
Net income	$40,501	$37,403
Other comprehensive income (loss):
Net unrealized investment gain (loss)	11,329	(9,197)
Net unrealized derivative instrument (loss) gain	(2,577)	2,691
Cumulative translation adjustment	62	129
Other comprehensive income (loss)	8,814	(6,377)
Comprehensive income	$49,315	$31,026

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2007 and 2006 (Dollars in thousands, except share data)

	March 31,	March 31,
	2007	2006
Common shares
Balance, beginning of period	68,523,129	67,177,306
Exercise of stock options	863,175	478,635
Restricted stock issuance	273,804	—
Balance, end of period	69,660,108	67,655,941

Treasury shares
Balance, beginning of period	2,895,021	2,124,669
Balance, end of period	2,895,021	2,124,669

Common stock
Balance, beginning of period	$685	$672
Exercise of stock options	12	5
Balance, end of period	697	677

Surplus
Balance, beginning of period	334,929	286,265
Share-based awards and exercise of stock options	31,326	15,314
Tax benefit from exercise of stock options	6,518	2,361
Transfer of deferred compensation to surplus	—	(311)
Amortization of deferred compensation	—	104
Balance, end of period	372,773	303,733

Deferred compensation
Balance, beginning of period	—	(311)
Transfer of deferred compensation to surplus	—	311
Balance, end of period	—	—

Retained earnings
Balance, beginning of period	720,433	572,549
Net income	40,501	37,403
Cash dividend, $0.0250 and $0.0225 per share in the three-month periods ended March 31, 2007 and 2006, respectively	(1,650)	(1,469)
Balance, end of period	759,284	608,483

Accumulated other comprehensive (loss) income, net
Balance, beginning of period	(14,514)	(13,369)
Net unrealized investment gain (loss)	11,329	(9,197)
Net unrealized derivative instrument (loss) gain	(2,436)	3,164
Amortization of terminated interest rate swap agreements	(141)	(473)
Cumulative translation adjustment	62	129
Balance, end of period	(5,700)	(19,746)

Treasury stock
Balance, beginning of period	(102,795)	(72,948)
Balance, end of period	(102,795)	(72,948)

Total Stockholders’ Equity	$1,024,259	$820,199

See Notes to Unaudited Consolidated Financial Statements.

Investors Financial Services Corp.
Unaudited Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006 (Dollars in thousands)

	March 31,	March 31,
	2007	2006

Cash Flows From Operating Activities:
Net income	$40,501	$37,403
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of unconsolidated subsidiary	7	7
Depreciation and amortization	9,691	7,806
Share-based compensation	2,096	1,155
Amortization of premiums on securities, net of accretion of discounts	12,119	10,267
Excess tax benefit related to share-based compensation	(7,826)	(1,633)
Changes in assets and liabilities:
Accrued interest and fees receivable	(7,358)	(4,187)
Other assets	31,591	5,509
Accrued taxes and other expenses	(1,754)	16,271
Other liabilities	5,518	29,895
Net cash provided by operating activities	84,585	102,493

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns of securities available for sale	638,958	251,050
Proceeds from maturities and paydowns of securities held to maturity	273,459	302,247
Proceeds from the redemption of non-marketable equity securities	1,092	—
Purchases of securities available for sale	(871,332)	(392,764)
Purchases of securities held to maturity	(970)	(48,363)
Purchases of non-marketable equity securities	—	(750)
Net decrease in due to brokers for open trades payable	(26,359)	(9,344)
Net increase in Federal funds sold and securities purchased under resale agreements	(2,650,000)	(525,000)
Net decrease (increase) in other short-term investments	837	(6,089)
Net decrease in loans	11,738	94,449
Purchases of equipment, software and leasehold improvements	(28,165)	(17,704)
Net cash used for investing activities	(2,650,742)	(352,268)

Cash Flows From Financing Activities:
Net increase in demand deposits	657,323	107,326
Net increase in time and savings deposits	1,680,765	324,775
Net increase (decrease) in securities sold under repurchase agreements	696,273	(5,857)
Net decrease in short-term and other borrowings	(454,554)	(169,446)
Proceeds from exercise of stock options	29,461	14,164
Excess tax benefit related to share-based compensation	7,826	1,633
Dividends paid to stockholders	(1,650)	(1,469)
Net cash provided by financing activities	2,615,444	271,126

Effect of exchange rates on cash	35	450

Net Increase in Cash and Due From Banks	49,322	21,801

Cash and Due From Banks, Beginning of Period	113,994	79,637

Cash and Due From Banks, End of Period	$163,316	$101,438

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

2.     Interim Financial Statements

The unaudited consolidated interim financial statements of the Company as of March 31, 2007 and December 31, 2006, and for the three-month periods ended March 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) have been omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP are included.  All significant intercompany accounts and transactions have been eliminated.  The Company’s management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.  The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates.  It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.  Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.  Certain amounts in prior years’ financial statements have been reclassified to conform to the current years’ presentation.

Cash and Cash Equivalents — For purposes of reporting cash flows and amounts on the consolidated balance sheets, the Company defines cash and cash equivalents to include cash, due from banks, and interest-bearing deposits with other banks that have original maturities of 90 days or less.

Securities — The Company classifies all equity securities that have readily determinable fair values and all investments in debt securities into one of three categories.  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings.  All other debt and equity securities not classified as either held to maturity or trading are classified as available for sale and carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

As of and for the periods ended March 31, 2007 and 2006, the Company anticipated prepayments on its residential mortgage-backed securities.  All other securities do not meet the SFAS 91 criteria for anticipating prepayments.  Accordingly, no prepayments were anticipated for these securities.

Income Taxes — Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in deferred tax assets and liabilities during the year.  Deferred tax assets and liabilities are established for temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.  If the Company determines that it is “more likely than not” that some portion or all of a deferred tax asset will not be realized, the Company records a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (‘SFAS 109’).

The Company presents taxes collected from customers and remitted to government authorities (such as sales and value added taxes) on a net basis in the consolidated statement of income and comprehensive income.

In accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas (‘APB 23’), the Company presumes the undistributed earnings of its foreign subsidiaries will be distributed to its parent company unless the Company adopts the indefinite reversal provisions of APB 23, which would require the Company to provide sufficient evidence to support that the subsidiary has invested or will invest the undistributed earnings indefinitely.  The Company recognizes the indefinite reversal provision of APB 23 for its Irish and Cayman Islands subsidiaries due to the projected capital needs necessary to support the continued growth of these entities.  As such, the Company does not record U.S. income taxes on the undistributed earnings of its Irish and Cayman Island subsidiaries.

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (‘FIN 48’).  FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Pursuant to FIN 48, the effects of a tax position are recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authority.  Conversely, previously recognized tax positions are derecognized when it is no longer more likely than not that the tax position would be sustained upon examination.  FIN 48 also requires certain disclosures regarding unrecognized tax benefits and the amounts and classification of the related interest and penalties.  There was no material impact to the financial condition or results of operations of the Company upon adoption of FIN 48.

As of January 1, 2007, the Company’s unrecognized tax benefit totaled $2.1 million.  The amount of unrecognized tax benefit which, if recognized, would affect the effective tax rate was $1.4 million, of which $0.4 million related to interest and penalties.  The Company does not anticipate recognizing any unrecognized tax benefits during the next twelve months.  In accordance with the Company’s policy, any tax-related interest and/or penalties are classified as a component of income taxes in the consolidated statement of financial position.  The tax years ended December 31, 2003, 2004 and 2005 remain subject to examination by various state jurisdictions.

Share-Based Compensation — On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (‘SFAS 123R’).  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, with measurement based upon the fair value of the equity or liability instruments issued.  The Company adopted SFAS 123R using the modified prospective application method.  Under that method, compensation cost for equity awards granted after January 1, 2006 is recognized over the service period based on the grant date fair value.  In addition, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 is recognized prospectively as the requisite service is rendered.  The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated under the pro forma disclosures of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (‘SFAS 123’).  In accordance with the modified prospective application method, the financial statements of interim periods prior to the adoption of SFAS 123R have not been restated.

The following table sets forth share-based compensation cost and the related tax benefit recognized in the income statement for all of the Company’s share-based compensation plans (Dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Share-based compensation cost	$2,096	$1,155
Income tax benefit	$660	$230

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

The fair value of each option grant under the Director Plan, the Stock Plan, and the 2005 Plan (as described further in Note 8) was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended March 31, 2007 and 2006, respectively:  an average assumed risk-free interest rate of 4.67% and 4.52%, an average expected term of seven years and five years, an expected volatility of 50.42% and 42.82%, and an average dividend yield of 0.20% and 0.21%.

The Company bases its estimate of expected term on the historical exercise and post-vesting employment termination behavior for similar grants. The Company’s volatility assumption is based on the historical volatility of the Company’s stock over a period equating to the expected term of the employee share option, using weekly price observations and looking backward from the date of grant.

The fair value of the option feature of grants under the 1997 Employee Stock Purchase Plan (‘ESPP’) (as described further in Note 8) was estimated on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended March 31, 2007 and 2006, respectively:  an average assumed risk-free rate of 4.95% and 4.40%, an expected term of 0.5 years, an expected volatility of 28.84% and 36.96%, and an average dividend yield of 0.21% and 0.25%.

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

Earnings Per Share — Basic earnings per share (‘EPS’) is computed by dividing net income by the weighted-average number of common shares outstanding during the quarter.  Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised into common stock that then shared in the earnings of the Company.  The reconciliation from Basic EPS to Diluted EPS is as follows (Dollars in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2007	2006

Income available to common stockholders	$40,501	$37,403

Basic weighted-average shares outstanding	66,068,993	65,313,068
Dilutive effect of stock options	1,951,443	1,911,009
Diluted weighted-average shares outstanding	68,020,436	67,224,077

Earnings per share:
Basic	$0.61	$0.57

Diluted	$0.60	$0.56

There were 843,717 and 91,737 options which were not considered dilutive for purposes of EPS calculations for the three-month periods ended March 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘SFAS 157’).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands upon existing disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  Rather, the guidance contained in SFAS 157 applies to assets, liabilities, and certain equity instruments that are already measured at fair value under existing accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We do not anticipate any material impact to our financial condition or results of operations as a result of the adoption of SFAS 157.

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

3.     Securities

Amortized cost amounts and fair values of securities are summarized as follows as of March 31, 2007 (Dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
Held to Maturity	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$3,611,327	$9,784	$(20,895)	$3,600,216
Federal agency securities	1,542,336	1,551	(19,971)	1,523,916
State and political subdivisions	94,817	3,972	(56)	98,733

Total	$5,248,480	$15,307	$(40,922)	$5,222,865

	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	(Losses)	Value

Mortgage-backed securities	$4,137,289	$11,880	$(21,522)	$4,127,647
Federal agency securities	398,954	42	(46)	398,950
State and political subdivisions	343,905	2,539	(453)	345,991
Corporate debt	168,404	127	(818)	167,713
Foreign government securities	10,556	—	(21)	10,535

Total	$5,059,108	$14,588	$(22,860)	$5,050,836

Amortized cost amounts and fair values of securities are summarized as follows as of December 31, 2006 (Dollars in thousands):

	Amortized	Unrealized	Unrealized
Held to Maturity	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$3,753,497	$7,271	$(25,584)	$3,735,184
Federal agency securities	1,680,458	2,956	(12,328)	1,671,086
State and political subdivisions	98,375	4,206	(63)	102,518

Total	$5,532,330	$14,433	$(37,975)	$5,508,788

	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	(Losses)	Fair Value

Mortgage-backed securities	$4,302,932	$7,400	$(35,281)	$4,275,051
State and political subdivisions	343,204	2,090	(990)	344,304
Corporate debt	170,797	226	(1,173)	169,850
Foreign government securities	10,559	—	(24)	10,535

Total	$4,827,492	$9,716	$(37,468)	$4,799,740

Excluded from the above tables are nonmarketable equity securities, which consisted primarily of stock of the FRBB and FHLBB at March 31, 2007 and December 31, 2006.  The Company’s capital stock investment in the FHLBB totaled $28.4 million as of March 31, 2007, which represents a $1.0 million decrease from December 31, 2006.  The $28.4 million capital stock investment includes both a $25.0 million membership component and a $3.4 million activity-based component.  The membership component of the FHLBB capital stock investment requires a five-year advance notice of withdrawal.  The Company’s $28.4 million capital stock investment in the FHLBB provides an overnight borrowing capacity of up to $114.5 million.  There was no outstanding balance under this arrangement as of March 31, 2007.  The Company currently has the ability to purchase up to $25.0 million of activity-based capital, which would provide a total overnight borrowing capacity of $833.3 million.

The Company had no sales of securities during the three-month periods ended March 31, 2007 and March 31, 2006.

The carrying value of securities pledged amounted to approximately $7.9 billion and $7.2 billion at March 31, 2007 and December 31, 2006, respectively.  Securities are pledged primarily to secure clearings with other depository institutions, to secure repurchase agreements and to secure outstanding FHLBB and Federal Reserve Discount Window borrowings.

On a quarterly basis the Company reviews its investment portfolio on a security by security basis for any investment that may be other than temporarily impaired.  In its evaluation, the Company considers the length of time the security has been impaired, the severity of the impairment, the financial condition and future prospects of the issuer and the Company’s ability and intent to hold the security to maturity or until it recovers in value.  At March 31, 2007, no securities were considered to be other-than-temporarily impaired.

4.     Loans

Loans consist of demand loans to custody clients of the Company, including individuals, not-for-profit institutions and mutual fund clients.  The loans to mutual funds and other pooled product clients include lines of credit and advances pursuant to the terms of the custody agreements between the Company and those clients to facilitate securities transactions and redemptions.  Almost all of the Company’s commitments to fund loans are at variable rates.  The credit risk associated with these loans is considered low since the loans are, or may be, in the event of default, collateralized with marketable securities held by the Company as custodian.  However, management recognizes some credit risk inherent in the portfolio, and therefore the Company has recorded an allowance for loan losses of $0.1 million at March 31, 2007, a level which has remained consistent for the past five years.  This allowance is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio at the balance sheet date that is not captured in the Company’s historical loss rates.  Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.  There were no impaired loans, nonperforming loans or loans on nonaccrual status at March 31, 2007 or December 31, 2006.  In addition, there were no loan charge-offs or recoveries during the three months ended March 31, 2007 or 2006.  Loans are summarized as follows (Dollars in thousands):

	March 31,	December 31,
	2007	2006

Loans to mutual funds	$110,218	$152,491
Loans to individuals	94,312	64,118
Commercial and industrial	5,618	6,634
Other	48,907	47,550
	259,055	270,793
Less allowance for loan losses	(100)	(100)

Total	$258,955	$270,693

5.     Deposits

The following is a summary of deposit balances by type (Dollars in thousands):

	March 31,	December 31,
	2007	2006
Interest-bearing deposits:
Demand	$121,218	$110,647
Savings	6,453,385	4,854,711
Time	255,260	224,386
Total interest-bearing deposits	6,829,863	5,189,744

Noninterest-bearing deposits:
Demand	1,231,926	585,174
Savings	46,241	70,024
Time	375,000	300,000
Total noninterest-bearing deposits	1,653,167	955,198
Total	$8,483,030	$6,144,942

Time deposits with balances greater than $100,000 totaled $630.3 million and $524.4 million at March 31, 2007 and December 31, 2006, respectively.  All time deposits had a maturity of less than three months at March 31, 2007 and December 31, 2006.  The aggregate amounts of overdraft deposits that have been reclassified as loan balances were $131.3 million and $86.2 million at March 31, 2007 and December 31, 2006, respectively.

6.     Securities Sold Under Repurchase Agreements

The components of securities sold under repurchase agreements are as follows (Dollars in thousands):

	March 31,	December 31,
	2007	2006

Repurchase agreements - short term	$4,424,073	$3,627,800
Repurchase agreements - long term	—	100,000
Total	$4,424,073	$3,727,800

Approximately $4.6 billion and $3.9 billion of securities were pledged to collateralize repurchase agreements as of March 31, 2007 and December 31, 2006, respectively.

7.     Short-term and Other Borrowings

The components of short-term and other borrowings are as follows (Dollars in thousands):

	March 31,	December 31,
	2007	2006

Federal funds purchased	$62,497	$391,967
FHLBB overnight advances	—	125,000
Treasury, Tax and Loan account	—	84
Total	$62,497	$517,051

The Company has borrowing arrangements with the Federal Reserve Discount Window and the FHLBB, which have been utilized on an overnight and short-term basis to satisfy funding requirements.  A summary of the borrowing arrangements are as follows (Dollars in thousands):

	March 31, 2007	December 31, 2006

Federal Reserve Discount Window:
Borrowing capacity	$1,997,442	$1,984,499
Borrowing utilized	—	—
Maturity range	—	—
Securities pledged	2,086,828	2,077,291

Federal Home Loan Bank of Boston:
Borrowing capacity	$114,523	$146,430
Borrowing utilized	—	125,000
Maturity range	—	Overnight
Securities pledged	932,399	925,286

8.     Stockholders’ Equity

As of March 31, 2007, the Company’s capital stock consisted of 1,000,000 authorized shares of preferred stock, of which no shares were issued, and 175,000,000 authorized shares of common stock, of which 69,660,108 shares were issued.  All shares have a par value of $0.01 per share.

The Company has four equity incentive plans:  the Amended and Restated 1995 Stock Plan (‘Stock Plan’), the Amended and Restated 1995 Non-Employee Director Stock Option Plan (‘Director Plan’), the 1997 Employee Stock Purchase Plan (‘ESPP’) and the 2005 Equity Incentive Plan (the ‘2005 Plan’).  The 2005 Plan supersedes both the Stock Plan and the Director Plan, both of which continue in effect only with regard to options outstanding under those plans.  Options awarded under the Stock Plan, the Director Plan and the 2005 Plan generally vest over zero to nine years of continuous service and generally have ten-year contractual terms.  The exercise prices of these awards are generally equal to the fair market value of the Company’s common stock on the date the awards are granted.  There were no amendments to any plans during the three months ended March 31, 2007.

Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2007 was $29.5 million.  The actual tax benefit realized for the tax deductions related to these exercises amounted to $6.6 million for the three months ended March 31, 2007.

In June 2006, the Company announced that its Board of Directors authorized a repurchase plan of up to $150.0 million of the Company’s common stock over the twelve months following the announcement.  As of March 31, 2007, the Company has repurchased $29.3 million of its common stock.  The plan expires in June 2007.

The Stock Plan, the Director Plan, and the 2005 Plan

Effective with the start of the 2005 Plan, 45,703 shares of the Director Plan and 3,439,197 shares of the Stock Plan were transferred to the 2005 Plan.  On April 14, 2005, the shareholders authorized an additional 2,000,000 shares of common stock for issuance under the 2005 Plan.

A summary of option activity under the Stock Plan, the Director Plan and the 2005 Plan for the three months ended March 31, 2007 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	5,707,273	$31
Granted	828,057	47
Exercised	(873,349)	34
Forfeited or expired	(14,223)	43
Outstanding at March 31, 2007	5,647,758	33	5.9 years	$140,937
Exercisable at March 31, 2007	4,717,320	$31	5.2 years	$129,150

The weighted-average grant-date fair values per option of options granted during the three months ended March 31, 2007 and 2006 were $26.37 and $19.24, respectively.  The total intrinsic values of options exercised during the three months ended March 31, 2007 and 2006 were $22.1 million and $7.1 million, respectively.

As of March 31, 2007, there was $21.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan, the Director Plan and the 2005 Plan.  That cost is expected to be recognized over a weighted-average period of 4.2 years.

A summary of the status of the Company’s nonvested shares for the three months ended March 31, 2007 is presented below:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	4,000	$34
Granted	278,225	47
Vested	—	—
Forfeited	(4,421)	47
Nonvested at March 31, 2007	277,804	$47

As of March 31, 2007, there was $12.7 million of total unrecognized compensation cost related to nonvested shares granted under the Stock Plan, the Director Plan and the 2005 Plan.  That cost is expected to be recognized over a weighted-average period of 4.6 years.

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

A summary of activity under the ESPP is as follows:

	For the Three	For the
	Months Ended	Year Ended
	March 31,	December 31,
	2007	2006

Total shares available under the plan, beginning of period	387,255	521,563
Issued at June 30	—	(68,506)
Issued at December 31	—	(65,802)
Total shares available under the plan, end of period	387,255	387,255

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

Prior to the adoption of SFAS 123R, the ESPP was considered a non-compensatory plan and, therefore, no compensation cost was recognized.  However, pursuant to SFAS 123R, the ESPP is considered a compensatory plan, effective January 1, 2006.  Accordingly, compensation cost is computed as the sum of:  (a) 10% of the fair market value of the Company’s common stock on the first day of the purchase period and (b) the fair value of the option features, calculated using the Black-Scholes valuation model.  Compensation cost is recognized ratably over the payment period based on the components of fair value in the preceding sentence and the number of shares that could be purchased at grant date based on the estimated total withholdings and the discounted market price of the stock on grant date.  The weighted-average grant-date fair value of awards granted under the ESPP was $8.17 per share for the three months ended March 31, 2007.

Compensation cost related to the ESPP was $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007, there was $0.3 million of total unrecognized compensation cost related to the nonvested awards granted under the ESPP.

9.     Employee Benefit Plans

Pension Plan — The Company has a trusteed, noncontributory, qualified defined benefit pension plan (‘Pension Plan’) covering substantially all of its employees who were hired before January 1, 1997.  The benefits are based on years of service and the employee’s compensation during employment.  Generally, the Company’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.  The plan document was amended in December 2001 and December 2004 to freeze benefit accruals for certain highly compensated participants.  Effective December 31, 2005, all Pension Plan participant’s accounts were frozen and effective January 1, 2006, no further Pension Plan benefit will accrue on behalf of any Pension Plan participant.   The Company uses a December 31 measurement date for this plan.

Net periodic pension benefit for the Company’s Pension Plan included the following components (Dollars in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Interest cost on projected benefit obligations	$252	$235
Expected return on plan assets	(378)	(349)
Amortization of net transition (asset) obligation	—	(7)
Amortization of net loss	6	25
Net periodic pension benefit	$(120)	$(96)

The Company does not expect to contribute to its Pension Plan during 2007, and no contributions were made during the three-month period ended March 31, 2007.

Supplemental Retirement Plan — The Company also has a nonqualified, unfunded, supplemental retirement plan (‘SERP’) which was established in 1994 and covers certain employees and pays benefits that supplement any benefits paid under the Pension Plan.  Benefits under the SERP are generally based on compensation not includable in the calculation of benefits to be paid under the Pension Plan.  The plan document was amended in April 2000 to eliminate the compensation cap and include bonuses and commissions of certain employees.  The Company uses a December 31 measurement date for this plan.

Net periodic pension cost for the Company’s SERP included the following components (Dollars in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Service cost-benefits earned / benefit obligations	$424	$462
Interest cost on projected benefit obligations	440	396
Amortization of net transition (asset) obligation	1	1
Amortization of prior service cost	36	36
Amortization of net loss	160	202
Net periodic pension cost	$1,061	$1,097

During the three-month period ended, March 31, 2007, the Company contributed $0.03 million to the SERP, and the SERP distributed $0.03 million to its plan participants.  The Company does not anticipate making any contributions during the remainder of 2007.

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

10.  Off-Balance Sheet Financial Instruments

Lines of Credit — At March 31, 2007, the Company had commitments to mutual funds, individuals and others under collateralized open lines of credit totaling $1.3 billion, against which $127.7 million in loans were drawn. The credit risk involved in issuing lines of credit is essentially the same as that involved in extending demand loans. The Company does not anticipate any loss as a result of these lines of credit.

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

With respect to the indemnified securities lending portfolio, the cash and U.S. government securities held by the Company as collateral at March 31, 2007 totaled $11.8 billion, while the fair value of the indemnified securities lending portfolio totaled approximately $11.3 billion. Given that the collateral held was in excess of the value of the securities that the Company would be required to replace if the borrower defaulted and failed to return such securities, the Company’s indemnification obligation was zero and no liability was recorded.

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

11.  Derivative Financial Instruments

Interest Rate Contracts — Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on an underlying interest rate index. A swap agreement involves the exchange of a series of interest payments, either at a fixed or variable-rate, based upon the notional amount without the exchange of the underlying principal amount. The Company’s exposure from these interest rate contracts results from the possibility that one party may default on its contractual obligation when the contracts are in a gain position. The Company has experienced no terminations by counterparties of interest rate swaps. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional value. The positive fair values related to the Company’s interest rate contracts was approximately $9.0 million and $13.8 million at March 31, 2007 and December 31, 2006, respectively, which are included in other assets on the Company’s consolidated balance sheet.

The Company enters into pay-fixed/receive-floating interest rate swap agreements. These instruments have been designated as cash flow hedges of variable-rate liabilities and a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates (thereby resulting in a variable interest expense pattern). The contractual or notional amounts of the interest rate swap agreements held by the Company were approximately $1.3 billion at March 31, 2007 and $1.6 billion at December 31, 2006, respectively. These contracts had net fair values of approximately $8.9 million and $13.8 million at March 31, 2007 and December 31, 2006, respectively. These fair values are included in the respective other assets and other liabilities categories on the Company’s consolidated balance sheets.

For the three months ended March 31, 2007, the Company recognized net pre-tax losses of $0.7 million, which represented the total ineffectiveness for all cash flow hedges. Hedge ineffectiveness did not have a material impact on earnings for the three months ended March 31, 2006.

As of March 31, 2007, the Company expects that approximately $3.4 million of deferred net after-tax gains on derivative contracts included in other comprehensive income will be reclassified to net interest income within the next twelve months. This expectation is based on the net discounted cash flows from existing cash flow hedging derivatives, as well as the amortization of gains from the terminated cash flow hedging derivatives.

Foreign Exchange Contracts — Foreign exchange contracts involve an agreement to exchange the currency of one country for the currency of another country at an agreed-upon rate and settlement date. Foreign exchange contracts consist of spot, forward and swap contracts. Spot contracts call for the exchange of one currency for another and usually settle in two business days. Forward contracts call for the exchange of one currency for another at a date beyond spot. In a currency swap, the holder of a currency transacts simultaneously both a spot and a forward transaction in that currency for an equivalent amount of another currency to get temporary liquidity in the currency owned. The Company’s risk from foreign exchange contracts results from the possibility that one party may default on its contractual obligation or from movements in exchange rates. Credit risk is limited to the positive market value of the derivative financial instrument, which is significantly less than the notional value. The notional value of the Company’s foreign exchange contracts at March 31, 2007 and December 31, 2006 was $17.0 billion and $13.5 billion, respectively. Unrealized gains or losses resulting from purchases and sales of foreign exchange contracts are included within the respective other assets and other liabilities categories on the Company’s consolidated balance sheets. Unrealized gains in other assets were $24.8 million and $27.5 million at March 31, 2007 and December 31, 2006, respectively. Unrealized losses in other liabilities were $23.2 million and $27.0 million at March 31, 2007 and December 31, 2006, respectively. Foreign exchange contracts with the same counterparty are netted in the Company’s consolidated balance sheets when a master netting agreement exists. These contracts have not been designated as hedging instruments; therefore, all changes in fair value are included in asset servicing fees.

Other — The Company also enters into fixed price purchase contracts that are designed to hedge the variability of the consideration to be paid for the purchase of investment securities. By entering into these contracts, the Company is fixing the price to be paid at a future date for certain investment securities. Changes in fair value of these cash flow hedges are included as a component of other comprehensive income. The Company had no fixed price purchase contracts outstanding to purchase investment securities at March 31, 2007 and December 31, 2006.

12.  Commitments and Contingencies

Restrictions on Cash Balances — The Company is required to maintain certain average cash reserve balances. The average required reserve balance with the FRBB for the two-week period including March 31, 2007 was approximately $55.4 million. In addition, the Company’s consolidated balance sheet includes deposits totaling $32.8 million, which were pledged to secure clearings with depository institutions as of March 31, 2007.

Contingencies — Assets held by the Company in a fiduciary capacity are not included in the consolidated balance sheets since these items are not assets of the Company. Management conducts regular reviews of its fiduciary responsibilities and considers the results in preparing its consolidated financial statements. In the opinion of management, there were no contingent liabilities related to its fiduciary capacity at March 31, 2007 that were material to the consolidated financial position or consolidated results of operations of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The following table presents the capital ratios for the Company and the Bank (Dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total Capital (to Risk-Weighted Assets-the Company)	$ 977,070	17.95%	$ 435,496	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$ 905,151	16.63%	$ 435,355	8.00%	$ 544,194	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$ 976,970	17.95%	$ 217,748	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$ 905,051	16.63%	$ 217,677	4.00%	$ 326,516	6.00%
Tier 1 Capital (to Average Assets-the Company)	$ 976,970	7.66%	$ 510,029	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$ 905,051	7.10%	$ 509,821	4.00%	$ 637,276	5.00%
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets-the Company)	$ 900,299	19.04%	$ 378,305	8.00%	N/A	N/A
Total Capital (to Risk-Weighted Assets-the Bank)	$ 863,841	18.28%	$ 378,048	8.00%	$ 472,560	10.00%
Tier 1 Capital (to Risk-Weighted Assets-the Company)	$ 900,199	19.04%	$ 189,152	4.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets-the Bank)	$ 863,741	18.28%	$ 189,024	4.00%	$ 283,536	6.00%
Tier 1 Capital (to Average Assets-the Company)	$ 900,199	7.63%	$ 472,082	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets-the Bank)	$ 863,741	7.32%	$ 471,715	4.00%	$ 589,643	5.00%

Under Massachusetts law, trust companies such as the Bank, like national banks, may pay dividends no more often than quarterly and only out of net profits and to the extent that such payments will not impair the Bank’s capital stock and surplus account. Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders.

The operations of the Company’s securities broker affiliate, Investors Securities Services, LLC (‘ISS’), are subject to federal and state securities laws, as well as the rules of both the SEC and the NASD. Management believes, as of March 31, 2007, that ISS is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s captive insurance affiliate, Investors Vermont Insurance Company (‘IVIC’), are subject to the laws and regulations of the BISHCA. Management believes, as of March 31, 2007, that IVIC is in material compliance with all of the foregoing requirements to which it is subject.

The operations of the Company’s affiliated international subsidiaries are subject to laws and regulations of various regulators, including the OSFI, the IFSRA, the CIMA, the FSA and the CSSF. Management believes, as of March 31, 2007, that its affiliated international subsidiaries are all in compliance with all of the foregoing requirements to which each is subject.

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

14.  Geographic Reporting and Service Lines

The Company does not utilize segment information for internal reporting, as management views the Company as one segment. The following represents net operating revenue and long-lived assets (including goodwill) by geographic area (Dollars in thousands):

	Net Operating Revenue		Long-Lived Assets
	Three Months Ended
	March 31,		March 31,	December 31,
Geographic Information	2007	2006	2007	2006
United States	$ 204,304	$ 180,758	$ 196,984	$ 182,276
Ireland	14,063	10,411	13,128	9,269
Canada	1,689	1,508	125	116
Luxembourg	127	—	83	75
United Kingdom	81	70	1,417	1,520
Cayman Islands	34	41	—	—
Total	$ 220,298	$ 192,788	$ 211,737	$ 193,256

Barclays Global Investors, N.A. (‘BGI’) accounted for approximately 18% of the Company’s consolidated net operating revenues for the three-month periods ended March 31, 2007 and 2006. No client other than BGI accounted for more than 10% of the Company’s consolidated net operating revenues for the three-month periods ended March 31, 2007 and 2006.

The following represents the Company’s asset servicing fees by service lines (Dollars in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Core service fees:
Custody, accounting and administration	$ 129,026	$ 107,759
Value-added service fees:
Foreign exchange	17,594	20,334
Cash management	14,343	11,312
Securities lending	6,060	6,162
Investment advisory	1,839	1,936
Other service fees	791	800
Total value-added service fees	40,627	40,544
Total asset servicing fees	$ 169,653	$ 148,303

15.  Net Interest Income

The components of interest income and interest expense are as follows (Dollars in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Interest income:
Federal funds sold and securities purchased under resale agreements, interest-bearing deposits with other banksand other short-term investments	$ 20,762	$ 478
Investment securities:
Mortgage-backed securities	102,838	96,777
Federal agency securities	20,964	24,663
State and political subdivisions (exempt from federal tax)	4,600	5,503
Other securities	2,665	2,807
Loans	6,156	4,209
Total interest income	157,985	134,437
Interest expense:
Deposits	62,444	33,687
Securities sold under repurchase agreements	43,993	40,954
Short-term and other borrowings	1,777	15,870
Junior subordinated debentures	605	605
Total interest expense	108,819	91,116
Net interest income	$ 49,166	$ 43,321

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Investors Financial Services Corp.

We have reviewed the accompanying consolidated balance sheet of Investors Financial Services Corp. and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Investors Financial Services Corp. and subsidiaries as of December 31, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
May 2, 2007

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

Overview

We provide asset administration services for the financial services industry through our wholly-owned subsidiary, Investors Bank & Trust Company. We provide core services and value-added services to a variety of financial asset managers, including mutual fund complexes, investment advisors, family offices, hedge funds, banks and insurance companies. Core services include global custody, multicurrency accounting, fund administration and middle office outsourcing. Value-added services include foreign exchange, cash management, securities lending, investment advisory, performance measurement, institutional transfer agency, lines of credit and brokerage and transition management services. We have offices located in the United States, Ireland, Canada, the Cayman Islands, the United Kingdom and Luxembourg with a vast global subcustodian network established to accommodate the international needs of our clients. At March 31, 2007, we provided services for approximately $2.3 trillion in net assets, including approximately $0.5 trillion in foreign net assets.

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

As an asset administration services company, the amount of net operating revenue that we generate is impacted by overall market conditions, client activity and the prevailing interest rate environment. A significant portion of our core services revenue is based upon the amount of assets we process. As market values of underlying assets fluctuate, so will our revenue. We have managed this volatility by offering a tiered pricing structure for our asset-based fees. As asset values increase, the basis point fee is reduced for the incremental assets. When asset values decrease, revenue is only impacted at the then marginal rate. Many of our value-added services are transactional based, and we receive a fee for each transaction processed. The higher net interest margin experienced during the first three months of 2007 as compared to the same period in 2006 is primarily a result of higher levels of client based funding relative to external borrowings. The yield curve has remained inverted throughout the first quarter of 2007, impacting reinvestment and purchase spreads on investments. The majority of our liability base reprices to overnight or short-term rates, which have remained stable during the first quarter 2007. The market implied forward yield curve, which is used as a basis in our net interest income forecasting, incorporates a modest steepening during the second half of 2007 which would positively impact our forecasted net interest income.

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

Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities Exchange Commission (‘SEC’) (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” which are made under Section 21E of the Securities Exchange Act of 1934 and which involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by words such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the anticipated closing of our acquisition by State Street Corporation, recognition of tax benefits, liquidity, capital resources, growth rate, annual dividend payments, interest rate conditions, the shape of the yield curve, interest rate sensitivity, compliance with capital adequacy guidelines, loss exposure on lines of credit, foreign exchange revenue, cash management revenue, securities lending revenue, net interest income, operating margin, operating expenses, including investments in technology, investments in Federal Home Loan Bank of Boston (‘FHLBB’) capital stock, the effect on earnings of changes in equity values or fixed income values, the effects of increased prepayments and reduced investment opportunities for our net interest income, the effect of any anticipated activity under our stock repurchase plan, contributions to our supplemental retirement plan, the effect of new accounting pronouncements, the effect of amortization and the effect of certain legal claims against us. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed in Item 1A of this Form 10-Q and our Form 10-K filed on February 27, 2007.

Statements of Income

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net income for the three months ended March 31, 2007 increased 8% to $40.5 million from the same period in 2006. The increase primarily resulted from increased net interest income and asset servicing fees, which reflect our ability to sell to new and existing clients, combined with market appreciation and strong client fund flows.

Fees and Other Revenue

The components of fees and other revenue are as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006	Change
Total asset servicing fees	$169,653	$148,303	14%
Other operating income	1,479	1,164	27%
Total fees and other revenue	$171,132	$149,467	14%

The largest components of asset servicing fees are custody, accounting and administration fees, which increased 20% to $129.0 million for the three-month period ended March 31, 2007 from $107.8 million for the same period in 2006. Custody, multicurrency accounting and fund administration fees are based in part on the value of assets processed. Assets processed is the total dollar value of financial assets on the reported date for which we provide one or more of the following services: global custody, multicurrency accounting, fund administration, middle office outsourcing, foreign exchange, cash management, securities lending, investment advisory, performance measurement, institutional transfer agency, lines of credit and brokerage and transition management services.

The change in net assets processed includes the following components (Dollars in billions):

For the Three Months Ended March 31, 2007

Net assets processed, beginning of period	$2,212
Change in net assets processed:
Sales to new clients	1
Further penetration of existing clients	12
Lost clients	—
Fund flows and market gain	51
Total change in net assets processed	64
Net assets processed, end of period	$2,276

The majority of the increase in assets processed for the three months ended March 31, 2007 was due to client fund flows and market movements. As indicated in the ‘Overview’ section, our core services fees are primarily generated by charging a fee based upon the value of assets processed. As market values or clients’ asset levels fluctuate, so will our revenue. Our tiered pricing structure, coupled with minimum and flat fees, allow us to manage this volatility to a certain extent. As asset values increase, the basis point fee typically lowers. When asset values decrease, revenue is only impacted by the asset decline at the then marginal rate.

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

•                  Foreign exchange fees were $17.6 million for the three-month period ended March 31, 2007, down 13% from the same period in 2006. The decrease in foreign exchange fees is attributable to decreased volatility in currency markets. Future foreign exchange income is dependent on the volume of new and existing client activity and overall volatility in the currencies traded.

•                  Cash management fees, which consist of sweep fees, were $14.3 million for the three-month period ended March 31, 2007, up 27% from the same period in 2006. The increase is primarily due to higher balances placed by our clients in the cash management products we offer. Cash management fees will continue to depend on the level of client balances and interest rate volatility. If our clients’ investment products continue to maintain higher cash balances than they did in comparable periods, we expect our cash management revenue to be positively impacted.

•                  Securities lending fees were $6.1 million for the three-month period ended March 31, 2007, down 2% from the same period in 2006, primarily due to lower transaction spreads in the first three months of 2007. Securities lending transaction volume and spreads are positively affected by the market value of securities on loan, merger and acquisition activity, increased IPO activity, the seasonality of international dividend arbitrage and a steeper short-end of the yield curve. If the capital markets experience any of the aforementioned activity, it is likely that our securities lending revenue will be positively impacted. If we experience any of the following: 1) a reduction in our securities lending portfolio volume, 2) lower market values or 3) compression of the spreads earned on securities lending activity, our securities lending revenue will likely be negatively impacted.

•                  Investment advisory fees were $1.8 million for the three-month period ended March 31, 2007, down 5% for the same period in 2006 due to lower asset values in our proprietary Merrimac money market funds. Future investment advisory fee income is dependent upon asset levels within the Merrimac money market funds, which are driven by overall market conditions, client activity and transaction volumes.

•                  Other service fees were $0.8 million for the three-month period ended March 31, 2007, down 1% from the same period in 2006. Other service fees include income earned on compliance advisory, brokerage and transition management services. The decrease in other service fees is primarily due to a decrease in transition management service fees.

•                  Other operating income for the three-month period ended March 31, 2007 was $1.5 million, up 27% from the same period in 2006, primarily due to an increase in interest earned on clearing agency deposits.

Net Interest Income

The following table presents the components of net interest income (Dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006	Change
Interest income	$157,985	$134,437	18%
Interest expense	108,819	91,116	19%
Net interest income	$49,166	$43,321	13%

Net interest income is affected by the volume and mix of assets and liabilities and the movement and level of interest rates. The increase in our net interest income for the three-month period ended March 31, 2007 was primarily due to strong client funding. Average investment security balances were down $0.8 billion for the three-month period ended March 31, 2007 compared to the same period in 2006, primarily due to lower reinvestment.

The table below presents the changes in net interest income resulting from changes in the volume of interest-earning assets or interest-bearing liabilities and changes in interest rates for the three months ended March 31, 2007 compared to the same period in 2006. Changes attributed to both volume and rate have been allocated based on the proportion of change in each category (Dollars in thousands):

	For the Three Months Ended March 31, 2007
	Change	Change
	Due to	Due to
	Volume	Rate	Net
Interest-earning assets:
Federal funds sold and securitiespurchased under resale agreements, interest-bearing deposits with other banks and short-term investments	$20,187	$97	$20,284
Investment securities	(9,807)	11,124	1,317
Loans	109	1,838	1,947
Total interest-earning assets	10,489	13,059	23,548
Interest-bearing liabilities:
Deposits	18,656	10,101	28,757
Borrowings	(21,809)	10,755	(11,054)

Total interest-bearing liabilities	(3,153)	20,856	17,703
Change in net interest income	$13,642	$(7,797)	$5,845

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

The following tables present average balances, interest income and expense, and yields earned or paid on the major categories of assets and liabilities for the periods indicated (Dollars in thousands):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements, interest-bearing deposits with other banks and other short-term investments	$1,584,121	$20,762	5.24%	$42,784	$478	4.47%
Investment securities(1)
Mortgage-backed securities	7,924,358	102,838	5.19%	8,160,279	96,777	4.74%
Federal agency securities	1,717,695	20,964	4.88%	2,210,833	24,663	4.46%
State and political subdivisions	438,942	4,600	4.19%	505,096	5,503	4.36%
Other securities	180,016	2,665	5.92%	212,146	2,807	5.29%
Total investment securities	10,261,011	131,067	5.11%	11,088,354	129,750	4.68%
Loans	324,997	6,156	7.58%	316,996	4,209	5.31%
Total interest-earning assets	12,170,129	157,985	5.19%	11,448,134	134,437	4.70%
Allowance for loan losses	(100)			(100)
Noninterest-earning assets	639,557			641,002
Total assets	$12,809,586			$12,089,036
Interest-bearing liabilities:
Deposits:
Demand	$136,494	$1,565	4.65%	$95,778	$919	3.84%
Savings	5,821,103	57,035	3.97%	4,078,497	31,922	3.13%
Time	294,892	3,844	5.21%	75,974	846	4.45%
Securities sold under repurchaseagreements	4,491,610	43,993	3.92%	4,826,124	40,954	3.39%
Junior subordinated debentures	24,774	605	9.77%	24,774	605	9.77%
Other borrowings	104,651	1,777	6.79%	1,401,077	15,870	4.53%
Total interest-bearing liabilities	10,873,524	108,819	4.00%	10,502,224	91,116	3.47%
Noninterest-bearing liabilities:
Demand deposits	412,091			342,368
Savings	95,162			56,212
Time deposits	306,111			215,000
Other liabilities	143,616			174,591
Total liabilities	11,830,504			11,290,395
Equity	979,082			798,641
Total liabilities and equity	$12,809,586			$12,089,036
Net interest income		$49,166			$43,321
Net interest margin (2)			1.62%			1.51%
Average interest rate spread (3)			1.19%			1.23%
Ratio of interest-earning assets to interest-bearing liabilities			111.92%			109.01%

(1)             Average yield/cost on available for sale securities is based on amortized cost.

(2)             Annualized net interest income divided by total interest-earning assets.

(3)             Yield on interest-earning assets less rate paid on interest-bearing liabilities.

Operating Expenses

Total operating expenses were $159.4 million for the three months ended March 31, 2007, up 17% from the same period in 2006.  The increase in total operating expenses for the three-month period ended March 31, 2007 was primarily due to increased compensation and benefits, transaction processing services, occupancy and depreciation and amortization, as detailed below.  The components of operating expenses were as follows (Dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006	Change
Compensation and benefits	$97,420	$76,998	27%
Technology and telecommunications	18,535	17,338	7%
Transaction processing services	15,341	13,672	12%
Occupancy	10,018	7,551	33%
Depreciation and amortization	9,691	7,806	24%
Professional fees	2,273	3,461	(34%)
Travel and sales promotion	2,126	1,931	10%
Insurance	980	973	1%
Other operating expenses	3,010	5,954	(49%)

Total operating expenses	$159,394	$135,684	17%

Compensation and benefits expense was $97.4 million for the three months ended March 31, 2007, up 27% from the same period last year due to higher headcount in our Boston and European offices.  Annual salary increases and option expense also contributed to the growth in the compensation and benefits expense.

Technology and telecommunications expense was $18.5 million for the three months ended March 31, 2007, up 7% from the same period last year.  The increase is primarily due to our investment in enhancing our global integrated technology platform, which we view as a significant competitive advantage and growth in new business and existing customer volumes.  Generally, we expect technology reinvestment to equal approximately 18-20% of net operating revenue each year, including related compensation costs.

Transaction processing services expense was $15.3 million for the three months ended March 31, 2007, up 12% from the same period last year due to increases in transaction volumes, higher market values and new business.  Future transaction processing services expense will be dependent upon asset levels and the volume of client transaction activity.

Occupancy expense was $10.0 million for the three months ended March 31, 2007, up 33% from the same period last year due to the addition of our new office space worldwide.

Depreciation and amortization expense was $9.7 million for the three months ended March 31, 2007, up 24% from the same period last year due to new computer equipment and to the increased amortization of leasehold improvements from our office space build-outs in 2006.

Professional fees expense was $2.3 million for the three months ended March 31, 2007, down 34% from the same period last year.  The decrease is primarily attributed to lower legal fees.

Travel and sales promotion expense was $2.1 million for the three months ended March 31, 2007, up 10% from the same period last year.  Travel and sales promotion expense consists of expenses incurred by the sales force, client management staff and other employees in connection with sales calls on potential clients, traveling to existing client sites and our foreign offices, and attendance at industry conferences.

Other operating expense was $3.0 million for the three months ended March 31, 2007, down 49% from the same period last year as a result of lower temporary staffing expenses and the partial reversal of a previously accrued loss contingency.

Income Taxes

Income taxes were $20.4 million for the three-month period ended March 31, 2007, up 4% from the same period in 2006.  This increase in income taxes is primarily related to an increase in pretax earnings, partially offset by a 1% decrease in the 2007 effective tax rate resulting from a change in the recognition threshold of a tax position, which occurred in the second quarter of 2006.

Financial Condition

At March 31, 2007, our total assets were $14.2 billion, up 23% from $11.6 billion at December 31, 2006, primarily due to an increase in Federal funds sold and securities purchased under resale agreements.  Average interest-earning assets increased $0.7 billion, or 6%, for the three-month period ended March 31, 2007 as compared to the same period in 2006.  Our asset growth, particularly in Federal funds sold, was primarily driven by strong client funding during the first three months of 2007.

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

	March 31,	December 31,
	2007	2006
Securities held to maturity:
Mortgage-backed securities	$3,611,327	$3,753,497
Federal agency securities	1,542,336	1,680,458
State and political subdivisions	94,817	98,375
Total securities held to maturity	$5,248,480	$5,532,330

Securities available for sale:
Mortgage-backed securities	$4,127,647	$4,275,051
Federal agency securities	398,950	—
State and political subdivisions	345,991	344,304
Corporate debt	167,713	169,850
Foreign government securities	10,535	10,535
Total securities available for sale	$5,050,836	$4,799,740

Our held to maturity securities portfolio decreased $0.3 billion, or 5%, from December 31, 2006 to March 31, 2007.  The decrease was primarily due to paydowns and slower reinvestment.  Our held to maturity portfolio securities are purchased with the intent and ability to hold them to maturity.

Our available for sale securities portfolio increased $0.3 billion, or 5%, from December 31, 2006 to March 31, 2007.  The increase was mainly due to purchases of new Federal agency securities, offset by maturities and prepayments.  Our investment security purchases included mortgage-backed securities and municipal securities.  We believe that purchasing these securities allows us to take advantage of attractive yields and limited extension risk which aligns with our asset and liability strategy.  Refer to the gap analysis under the ‘Market Risk’ section for additional details regarding the matching of our interest-earning assets and interest-bearing liabilities.

The average balance of our investment securities for the three-month period ended March 31, 2007 was $10.3 billion, with an average yield of 5.11%, compared to an average balance of $11.1 billion with an average yield of 4.68% during the same period in 2006.  The increased portfolio yield is primarily due to higher rates on our variable-rate securities.  Anticipating prepayments in calculating the constant effective yield for mortgage-backed securities may result in more monthly earnings volatility due to the impact of changing interest rates and the resulting adjustments to the amount of amortization.  We do not expect changes to the amount of amortization resulting from anticipating prepayments to have a material effect on our future reported financial results or financial condition.

Prepayment cash flow levels on our investment portfolio decreased in the first three months of 2007, which we believe is primarily due to decreased refinancing opportunities.

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

Loan Portfolio

The balance in our loan portfolio was $259.0 million, down 4% from December 31, 2006.  The decrease was primarily due to repayments of lines of credit, partially offset by new loan originations.

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

At March 31, 2007, our only lending concentrations that exceeded 10% of total loan balances were the lines of credit to mutual fund clients discussed above.  These loans were made in the ordinary course of business on substantially similar terms and conditions prevailing at the time for comparable transactions.

Our loan portfolio credit performance has been excellent.  There have been no loan charge-offs in the history of our Company.  It is our policy to place a loan on nonaccrual status when either principal or interest becomes 90 days past due and the loan’s collateral is not sufficient to cover both principal and accrued interest.  As of March 31, 2007, there were no loans on nonaccrual status and no troubled debt restructurings.  Although virtually all of our loans are fully collateralized with freely tradable securities, management recognizes some credit risk inherent in the loan portfolio, and therefore we have recorded an allowance for loan losses of $0.1 million at March 31, 2007, a level which has remained consistent for the past five years.  This allowance is not allocated to any particular loan, but is intended to absorb any risk of loss inherent in the loan portfolio at the balance sheet date that is not captured in our historical loss rate.  Management actively monitors the loan portfolio and the underlying collateral and regularly assesses the adequacy of the allowance for loan losses.

Deposits

Total deposits were $8.5 billion at March 31, 2007, up 38% from December 31, 2006.  The increase in our deposit balances is a result of new business and our clients holding larger cash positions in their portfolios.

Time deposits with balances greater than $100,000 totaled $630.3 million and $524.4 million at March 31, 2007 and December 31, 2006, respectively.  All time deposits had a maturity of less than three months at March 31, 2007 and December 31, 2006.

Repurchase Agreements and Short-Term and Other Borrowings

Repurchase agreements increased $0.7 billion, or 19%, from December 31, 2006 to March 31, 2007.  The majority of our repurchase agreements are with clients who prefer a more collateralized form of deposit.  Repurchase agreements provide for the sale of securities for cash coupled with the obligation to repurchase those securities on a set date or on demand.  We use repurchase agreements, including client repurchase agreements, because they provide a lower cost source of funding than other short-term borrowings and allow our clients the extra benefit of collateralization of their deposits.  The average balance of securities sold under repurchase agreements for the three months ended March 31, 2007 was $4.5 billion with an average cost of approximately 3.92%, compared to an average balance of $4.8 billion and an average cost of approximately 3.39% for the same period in 2006.  The increase in the average cost of repurchase agreements was due to higher short-term interest rates in the first three months of 2007 compared to the same period in 2006.

Short-term and other borrowings decreased $0.5 billion, or 88%, from December 31, 2006 to March 31, 2007, primarily due to increased client funding.  We use short-term and other borrowings to offset the variability of deposit flow.  The average balance of short-term and other borrowings for the three months ended March 31, 2007 was $0.1 billion with an average cost of approximately 6.79%, compared to an average balance of $1.4 billion and an average cost of approximately 4.53% for the same period in 2006.  The increase in the average cost of short-term and other borrowings was due to higher short-term interest rates in the first three months of 2007 compared to the same period in 2006.

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

Our Board of Directors has set asset and liability management policies that define the overall framework for managing interest rate sensitivity, including accountabilities and controls over investment activities.  These policies delineate investment limits and strategies that are appropriate, given our liquidity and regulatory requirements.  For example, we have established a policy limit stating that projected net interest income will not be impacted by more than 10% given a change in interest rates of up to 200 basis points (+ or -) over a twelve-month period.  Each quarter, our Board of Directors reviews our asset and liability positions, including simulations of the effect of various interest rate scenarios on our net interest income.

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

The results of the income simulation model as of March 31, 2007 and 2006 indicated that an upward shift of interest rates by 200 basis points over a twelve-month period would result in a reduction in projected net interest income of approximately 4.6% and 6.9%, respectively, which are both within our 10% policy limit.  We also simulate a 200 basis point rate reduction over a twelve-month period.  This simulation would result in an increase in projected net interest income of approximately 1.5% and 3.3% as of March 31, 2007 and 2006, respectively, both within our 10% policy limit.

We also use gap analysis as a secondary tool to manage our interest rate sensitivity.  Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame, and a negative gap indicates the opposite.  As shown in the cumulative gap position in the table presented on the following page, at March 31, 2007, interest-bearing liabilities repriced faster than interest-earning assets in the short term.  This implies that a rising rate environment would negatively impact forecasted net interest income; however, the gap analysis does not quantify the impact.  Other important determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads.  We continue to run a closely matched balance sheet by investing the majority of our assets in short duration, variable-rate securities and executing interest rate swaps against client liabilities, including client repurchase agreements.

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.  Client deposits and repurchase agreements, which are predominantly short term, are our primary sources of funds.  We also use term borrowings and interest rate swap agreements to augment our management of interest rate exposure.  The effect of the swap agreements is to lengthen both a forecasted series of fixed-rate overnight liabilities incurred at different daily fixed rates and short-term variable-rate liabilities into longer-term fixed-rate liabilities.  The weighted-average fixed-payment rates on our swap agreements were 3.88% and 3.66% at March 31, 2007 and 2006, respectively.  Variable-interest payments received are currently indexed to the overnight Federal funds rate.  At March 31, 2007 and 2006, the weighted-average rates of variable market-indexed interest payment obligations to us were 5.26% and 4.44%, respectively.  The remaining terms of swaps at March 31, 2007 range from 1 to 20 months.  These contracts had net fair values of approximately $8.9 million and $29.5 million at March 31, 2007 and 2006, respectively.

The following table presents the repricing schedule of our interest-earning assets and interest-bearing liabilities at March 31, 2007 (Dollars in thousands):

	Within Three	Three to Six	Six to Twelve	One Year to	Over Five
	Months	Months	Months	Five Years	Years	Total

Interest-earning assets: (1)
Investment securities (2, 3)	$6,179,381	$476,668	$799,927	$2,121,526	$730,087	$10,307,589
Federal funds sold and securities purchased and under resale agreements, interest bearing deposits with other banks and short-term investments	2,972,002	—	—	—	—	2,972,002
Loans - variable rate	227,654	31,388	—	—	—	259,042
Loans - fixed rate	—	—	—	13	—	13
Total interest-earning assets	$9,379,037	$508,056	$799,927	$2,121,539	$730,087	$13,538,646
Interest-bearing liabilities:
Demand deposits	$121,218	$—	$—	$—	$—	$121,218
Savings accounts	6,453,385	—	—	—	—	6,453,385
Time deposits	255,260	—	—	—	—	255,260
Interest rate contracts	(1,070,000)	250,000	340,000	480,000	—	—
Securities sold under repurchase agreements	4,124,073	150,000	150,000	—	—	4,424,073
Short-term and other borrowings	62,497	—	—	—	—	62,497
Junior subordinated debentures	24,774	—	—	—	—	24,774
Total interest-bearing liabilities	$9,971,207	$400,000	$490,000	$480,000	$—	$11,341,207
Net interest-sensitivity gap during the period	$(592,170)	$108,056	$309,927	$1,641,539	$730,087	$2,197,439

Cumulative gap	$(592,170)	$(484,114)	$(174,187)	$1,467,352	$2,197,439
Interest-earning assets as a percent of interest-bearing liabilities (cumulative)	94.06%	95.33%	98.40%	112.94%	119.38%
Interest-earning assets as a percent of total assets (cumulative)	66.02%	69.60%	73.23%	90.17%	95.31%
Net interest-sensitivity gap as a percent of total assets	(4.17%)	0.76%	2.18%	11.56%	5.14%
Cumulative gap as a percent of total assets	(3.17%)	(3.41%)	(1.23%)	10.33%	15.47%

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

(3)             Excludes $8.3 million of net unrealized losses as of March 31, 2007.

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

Our primary sources of liquidity include cash and cash equivalents, Federal funds sold, new deposits, short-term borrowings, interest and principal payments on securities held to maturity and available for sale, fees collected from asset administration clients, FHLBB borrowings and the Federal Reserve Discount Window.  As a result of our management of liquid assets and our ability to generate liquidity through liability funds, management believes that we maintain overall liquidity sufficient to meet our depositors’ needs, to satisfy our operating requirements and to fund the payment of an anticipated annual cash dividend of $0.10 per share for 2007 (approximately $6.7 million based upon 66,765,087 shares outstanding as of March 31, 2007).

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

In June 2006, we announced that our Board of Directors had authorized a new repurchase plan of up to $150.0 million of our common stock over the twelve months following the announcement.  We do not expect our stock repurchase program to have a material impact on our capital resources, such as maintaining risk-based capital ratios in excess of capital adequacy guidelines and our ability to pay dividends on our common stock.  We did not repurchase any shares during the three months ended March 31, 2007.  As of March 31, 2007, we have repurchased $29.3 million of our common stock under this plan.

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

Our capital stock investment in the FHLBB totaled $28.4 million as of March 31, 2007, which represents a $1.0 million decrease from December 31, 2006.  The $28.4 million capital stock investment includes both a $25.0 million membership component and a $3.4 million activity-based component.  The membership component of the FHLBB capital stock investment requires a five-year advance notice of withdrawal.  Our $28.4 million capital stock investment in the FHLBB provides an overnight borrowing capacity of up to $114.5 million.  There was no outstanding balance under this arrangement as of March 31, 2007.  Additional borrowing is available to us based on prescribed collateral levels and increased investment in FHLBB capital stock.  We currently have the ability to purchase up to $25.0 million of activity-based capital, which would provide a total overnight borrowing capacity of $833.3 million.

In October 2006, we became a member of the Federal Reserve Bank of Boston (‘FRBB’).  In connection with our membership, we were required to subscribe to purchase stock of the FRBB totaling 6% of the Bank’s capital and surplus.  We fulfilled our obligation to purchase 50% of the subscribed amount by purchasing $7.4 million of FRBB stock.  The remaining subscription amount is subject to purchase upon the request of the FRBB.  The Bank’s capital stock investment in the FRBB is $7.4 million at March 31, 2007.

Capital Resources

Historically, we have financed our operations principally through internally generated cash flows.  We incur capital expenditures for furniture, fixtures, capitalized software and miscellaneous equipment needs.  We lease office space and computing equipment through operating leases.  Capital expenditures have been incurred and leases entered into on an as-required basis, primarily to meet our growing operating needs.  As a result, our capital expenditures were $28.2 million and $17.7 million for the three months ended March 31, 2007 and 2006, respectively.  For the three months ended March 31, 2007, capital expenditures were comprised of $6.9 million in leasehold improvements, $11.2 million in capitalized software and projects in process and $10.1 million in fixed assets.  For the three months ended March 31, 2006, capital expenditures were comprised of $7.3 million in leasehold improvements, $6.0 million in capitalized software and projects in process and $4.4 million in fixed assets.

Stockholders’ equity at March 31, 2007 was $1.0 billion, up 9% from December 31, 2006, primarily due to net income earned and the exercise of stock options.  The ratio of average stockholders’ equity to average assets was approximately 8% for March 31, 2007, compared to 7% for December 31, 2006.

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

We are currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements, and management expects these ratios to remain in compliance with the FRB’s capital adequacy guidelines.  At March 31, 2007, our Total Risk-Based Capital Ratio and Leverage Ratio were 17.95% and 7.66%, respectively.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in the ‘Market Risk’ section in the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ as part of this Report.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company reviews, on an ongoing basis, its disclosure controls and procedures, which may include its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Consummation of the transaction contemplated by the Merger Agreement is subject to customary closing conditions, including stockholder and regulatory approval.  Failure to complete the merger could have a material adverse impact on our ability to sell our services to new clients.

A material portion of our revenue is derived from our relationship with Barclays Global Investors, N.A. (‘BGI’) and related entities.

As a result of our ongoing relationship with BGI’s iShares and Master Investment Portfolios, our assumption of the operations of the U.S. asset administration unit of BGI in 2001 and our servicing assets for Barclays Global Investors Canada, Ltd., BGI accounted for approximately 18% of our net operating revenue for both the three months ended March 31, 2007 and the three months ended March 31, 2006.  We recently renewed our U.S. asset administration outsourcing agreement and our iShares and Master Investment Portfolio custody and fund accounting agreements with BGI, and we expect that BGI will continue to account for a significant portion of our net operating revenue.  We provide services to BGI under long-term contracts that may be terminated before the expiration of the contracts under certain circumstances.  Further information regarding the terms of certain BGI contracts, including early termination provisions, was disclosed in Item 8.01 on our Form 8-K filed on January 25, 2006.

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

We have been named in lawsuits in U.S. District Court in Massachusetts alleging, among other things, violations of securities laws.  While we believe these claims are without merit, we cannot be sure that we will prevail in the defense of these claims.  We are also party to other litigation and we may become subject to other legal claims in the future.  Litigation is costly and could divert the attention of management.  For a more detailed discussion of our ongoing lawsuits, please see Item 1, Legal Proceedings, in Part II of this report and Item 3, Legal Proceedings, in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

To position us for future growth, we accelerated some disciplined investments during 2006 and the first three months of 2007.  We believe our investments in personnel, technology and office space are necessary to support our future growth in areas such as Europe, technology, alternative investments, middle office outsourcing and fund services.  While these investments have and will continue to decrease our short-term operating margins, we believe they are necessary to build the foundation for future growth.  However, we may not reap any or all of the expected benefits of our recent investments.

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

We are subject to extensive federal, state and international regulations that impose complex restraints on our business.

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

INVESTORS FINANCIAL SERVICES CORP.

Date: May 2, 2007	By:	/s/ Kevin J. Sheehan
Kevin J. Sheehan Chairman and Chief Executive Officer

	By:	/s/ John N. Spinney, Jr.
John N. Spinney, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)